Form 10-Q
period 2000-06-30
CURIS INC
filed 2000-08-14
CIK 1108205

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30347

                                    ------

                                  CURIS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                    04-3505116
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

   61 MOULTON STREET, CAMBRIDGE, MA                      02138
(Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (617) 876-0086


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [ ]  Yes           [X]  No *

*  The Registrant has been subject to such filing requirements since
   June 19, 2000.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of August 7, 2000, the Registrant had 25,944,393 shares of Common Stock, $0.01 par value per share, ("Common Stock") outstanding.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                      Page Number

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheet - June 30, 2000              3

                 Consolidated Statements of Operations for the
                 Three Months Ended June 30, 2000 and for the
                 Period From Inception (February 14, 2000) to
                 June 30, 2000                                           4

                 Consolidated Statement of Cash Flow for the
                 Period From Inception (February 14, 2000) to
                 June 30, 2000                                           5

                 Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                            10

PART II. OTHER INFORMATION

         Item 5. Other Information                                      11

         Item 6. Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                              12

EXHIBIT INDEX                                                           13

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CURIS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)
-------------------------------------------------------------------------------
                                                                     June 30,
                                                                       2000
                                                                     --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  30
  Marketable securities                                                   -
  Accounts receivable                                                     -
  Prepaid expenses and other                                              -
                                                                      -----
      Total current assets                                               30
                                                                      -----

PLANT AND EQUIPMENT                                                       -

OTHER ASSETS:
  Assembled workforce goodwill                                            -
  Deposits and other                                                      -
                                                                      -----
      Total other assets                                                  -
                                                                      -----
TOTAL ASSETS                                                          $  30
                                                                      =====

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $   -
  Deferred revenue                                                        -
                                                                      -----
      Total current liabilities                                           -
                                                                      -----

COMMITMENTS                                                               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none issued and outstanding                                -
  Common Stock, $.01 par value, 125,000,000 shares authorized,
   300 shares issued and outstanding at June 30, 2000                     3
  Additional paid-in capital                                             27
  Accumulated deficit                                                     -
                                                                      -----
      Total stockholders' equity                                         30
                                                                      -----
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  30
                                                                      =====

     See accompanying notes to unaudited consolidated financial statements

CURIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
-------------------------------------------------------------------------------


                                                                Period From
                                           Three Months          Inception
                                              Ending              Through
                                              June 30,            June 30,
                                                2000                2000
                                            -----------         -----------
REVENUES:
  Research and development contracts           $  -                 $  -
      Total revenues                              -                    -
                                               ----                 ----

COSTS AND EXPENSES:
  Research and development                        -                    -
  General and administrative                      -                    -
                                               ----                 ----
      Total costs and expenses                    -                    -
                                               ----                 ----

NET OPERATING LOSS                                -                    -
                                               ----                 ----

OTHER INCOME/(EXPENSES):
  Interest and other                              -                    -
  Interest expense                                -                    -
                                               ----                 ----
      Total other income/(expenses)               -                    -
                                               ----                 ----

NET LOSS                                       $  -                 $  -
                                               ====                 ====

NET LOSS PER SHARE                             $  -                 $  -
                                               ====                 ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      300                  300
                                               ====                 ====

    See accompanying notes to unaudited consolidated financial statements

CURIS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
------------------------------------------------------------------------------
                                                                 Period from
                                                                  Inception
                                                                   Through
                                                                 June 30, 2000
                                                                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ -

Depreciation and amortization                                          -
Increase (decrease) in cash from:
    Accounts receivable                                                -
    Prepaid expenses                                                   -
    Accounts payable and accrued liabilities                           -
    Deferred contract revenue                                          -
                                                                     ---

    Net cash used for operating activities                             -
                                                                     ---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                    30
                                                                     ---

    Net cash provided by financing activities                         30
                                                                     ---

NET INCREASE IN CASH AND CASH EQUIVALENTS                             30
                                                                     ---

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         -
                                                                     ---
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $30
                                                                     ===


     See accompanying notes to unaudited consolidated financial statements

CURIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------

1. Operations - Curis, Inc. (the "Company"), incorporated on February
14, 2000 and formed as a vehicle to effect the Merger discussed below in Note 3, is engaged in field of regenerative medicine in which therapeutics are used to improve, restore or preserve the function of tissues and organs. The Company applies its expertise in protein factors, cell therapies, tissue engineering and small molecules to facilitate the development of new regenerative medicine therapies.

2. Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and for the period from inception through June 30, 2000. The preparation of the Company's consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

3. Subsequent Event - On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On that date, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "CRIS." Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, approximately 38% by the former stockholders of Ontogeny and approximately 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the Merger will be accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No.
16. Upon the Merger, the historical financial statements of Creative have become the historical financial statements of the Company.

Pursuant to the Merger Agreement, the following conversion ratios were applied to the outstanding securities of Creative, Ontogeny and Reprogenesis:

       o Creative's common stockholders received 0.3000 shares of the Company's Common Stock in exchange for each share of Creative stock that they owned;

       o Ontogeny's capital stockholders received 0.2564 shares of the Company's Common Stock in exchange for each share of Ontogeny stock that they owned; and

          o Reprogenesis' capital stockholders received and the holders of options or warrants to acquire the capital stock of Reprogenesis are entitled to receive, upon the exercise thereof, an aggregate number of shares of the Company's Common Stock equal to 0.1956 multiplied by the total number of shares of Reprogenesis capital stock outstanding or subject to options or warrants.

In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis is to be allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The average market price of Creative's Common Stock of $8.357 was determined based on a reasonable period (February 11, 2000 through February 16, 2000) before and after the date the terms of the Merger were agreed to and announced. Based on this price, the purchase price as of June 30, 2000 has been estimated at $303,600,000 and $154,800,000 for Ontogeny and Reprogenesis, respectively, which includes the value of the outstanding options and warrants exchanged for options and warrants to purchase the Company's Common Stock and the estimated transaction costs of the Merger. The ultimate purchase price will be dependent upon the number of Ontogeny and Reprogenesis shares, options and warrants outstanding upon closing, as well as final transaction costs related to the Merger.

Significant portions of the purchase price of both Ontogeny and Reprogenesis were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include in-process research and development and the in-place workforce. The preliminary valuation of intangibles included $186,200,000 and $108,600,000, respectively, for in-process research and development ("IPR&D") of Ontogeny and Reprogenesis and $400,000 and $100,000, respectively, for the in-place workforce of Ontogeny and Reprogenesis. The excess of the purchase price over the fair value of identifiable tangible and intangible net assets of $80,400,000 and $42,900,000, respectively, for Ontogeny and Reprogenesis will be allocated to goodwill. Intangible assets are expected to be amortized over 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects will be recorded as an expense in the Company's September 30, 2000 financial statements.

The acquired IPR&D consists of development work to date on 10 primary projects and 7 primary projects, respectively, for Ontogeny and Reprogenesis. The technology resulting from these development efforts offer no alternative uses in the event that they prove not to be feasible. If a technology fails to achieve FDA approval and was proposed for an alternate indication, it would be subjected to the risk associated with another series of clinical trials. The new indication would also face regulatory risks associated with the FDA approval process.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW

Curis, Inc. (the "Company"), incorporated on February 14, 2000 and formed as a vehicle to effect the Merger discussed below, is engaged in the field of regenerative medicine in which therapeutics are used to improve, restore or preserve the function of tissues and organs. The Company applies its expertise in protein factors, cell therapies, tissue engineering and small molecules to facilitate the development of new regenerative medicine therapies.

On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On that date, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "CRIS." Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, approximately 38% by the former stockholders of Ontogeny and approximately 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the Merger will be accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16. Upon the Merger, the historical financial statements of Creative have become the historical financial statements of the Company.

Pursuant to the Merger Agreement, the following conversion ratios were applied to the outstanding securities of Creative, Ontogeny and Reprogenesis:

     o Creative's common stockholders received 0.3000 shares of the Company's Common Stock in exchange for each share of Creative stock that they owned;

     o Ontogeny's capital stockholders received 0.2564 shares of the Company's Common Stock in exchange for each share of Ontogeny stock that they owned; and

     o Reprogenesis' capital stockholders received and the holders of options or warrants to acquire the capital stock of Reprogenesis are entitled to receive, upon the exercise thereof, an aggregate number of shares of the Company's Common Stock equal to 0.1956 multiplied by the total number of shares of Reprogenesis capital stock outstanding or subject to options or warrants.

In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis is to be allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The average market price of Creative's Common Stock of $8.357 was determined based on a reasonable period (February 11, 2000 through February 16, 2000) before and after the date the terms of the Merger were agreed to and announced. Based on this price, the purchase price as of June 30, 2000 has been estimated at $303,600,000 and $154,800,000 for Ontogeny and Reprogenesis, respectively, which includes the value of the outstanding options and warrants exchanged for options and warrants to purchase the Company's Common Stock and the estimated transaction costs of the Merger. The ultimate purchase price will be dependent upon the number of Ontogeny and Reprogenesis shares, options and warrants outstanding upon closing, as well as final transaction costs related to the Merger.

Significant portions of the purchase price of both Ontogeny and Reprogenesis were identified as intangible assets in independent appraisals, using proven valuation procedures and techniques. These intangible assets include in-process research and development and the in-place workforce. The preliminary valuation of intangibles included $186,200,000 and $108,600,000, respectively, for in-process research and development ("IPR&D") of Ontogeny and Reprogenesis and $400,000 and $100,000, respectively, for the in-place workforce of Ontogeny and Reprogenesis. The excess of the purchase price over the fair value of identifiable tangible and intangible net assets of $80,400,000 and $42,900,000, respectively, for Ontogeny and Reprogenesis will be allocated to goodwill. Intangible assets are expected to be amortized over 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects will be recorded as an expense in the Company's September 30, 2000 financial statements.

The acquired IPR&D consists of development work to date on 10 primary projects and 7 primary projects, respectively, for Ontogeny and Reprogenesis. The technology resulting from these development efforts offer no alternative uses in the event that they prove not to be feasible. If a technology fails to achieve FDA approval and was proposed for an alternate indication, it would be subjected to the risk associated with another series of clinical trials. The new indication would also face regulatory risks associated with the FDA approval process.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND THE PERIOD FROM INCEPTION (FEBRUARY 14,
2000) THROUGH JUNE 30, 2000

From inception through June 30, 2000, the Company had no operating activities and did not incur any expenses beyond those related to filing its joint proxy statement-prospectus. Such expenses were shared by Creative, Ontogeny and Reprogenesis according to their stockholders' relative ownership of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $30 in cash received from the sale of Common Stock.

Upon the closing of the Merger on July 31, 2000, the capital resources of the Company were equal to the combined cash, cash equivalents and marketable securities of Creative, Ontogeny and Reprogenesis. The Company anticipates that these existing capital resources should be sufficient to fund the Company's operations through the end of 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------
As of June 30, 2000, the Company did not have market risks that require disclosure.

PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

        The Company has engaged Arthur Anderson LLP to serve as its independent public accountants to audit its financial statements for the current fiscal year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit
             Number      Description
             ------      -----------

             10.01 Second Amendment to Lease between Reprogenesis, Inc. and 21 Erie Street Trust dated June 29, 2000

             10.02 Agreement of Sublease between Ontogeny, Inc. and Reprogenesis, Inc. dated June 29, 2000

             27.1 Financial Data Schedule for the period from inception (February 14, 2000) to June 30, 2000

             27.2        Financial Data Schedule for the three months ended
                         June 30, 2000

        (b)  Reports on Form 8-K

             Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CURIS, INC.



Date:  August 11, 2000                 By:   /s/ George A. Eldridge
       ---------------                       ---------------------------
                                             Vice President, Finance and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

10.01 Second Amendment to Lease between Reprogenesis, Inc. and 21 Erie Street Trust dated June 29, 2000

10.02 Agreement of Sublease between Ontogeny, Inc. and Reprogenesis, Inc. dated June 29, 2000


27.1        Financial Data Schedule for the period from inception (February 14,
            2000) to June 30, 2000

27.2        Financial Data Schedule for the three months ended June 30, 2000