Form 10-Q
period 2000-09-30
CURIS INC
filed 2000-11-14
CIK 1108205

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                            -----------------------

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30347
                       ----------------------------------
                                  CURIS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     04-3505116
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   61 MOULTON STREET, CAMBRIDGE, MA                         02138
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (617) 503-6500

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [x]  Yes           [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2000, there were 26,111,252 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                                  CURIS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                               Page Number

         Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999               3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 2000 and 1999                                                              4

         Consolidated Statements of Comprehensive Loss for the three
         and nine months ended September 30, 2000 and 1999                                        4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999                                                              5

         Notes to Unaudited Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     17

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                                       19

ITEM 1.  FINANCIAL STATEMENTS

                          CURIS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   September 30, 2000             December 31, 1999
                                                                   ------------------             -----------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  20,625,579                   $   2,751,069
   Marketable securities                                                 18,554,338                      18,619,516
   Marketable securities - restricted                                     4,988,831                               -
   Accounts receivable                                                      100,430                          60,296
   Prepaid expenses and other                                               677,656                         146,764
                                                                      -------------                   -------------
        Total current assets                                             44,946,834                      21,577,645

PROPERTY, PLANT AND EQUIPMENT - net                                       7,437,337                       2,130,158

NOTES RECEIVABLE FROM RELATED PARTIES                                       245,000                               -
INTANGIBLE ASSETS (NOTE 4)                                              113,737,522                       5,075,914
OTHER ASSETS                                                                363,902                         108,574
                                                                      -------------                   -------------
        TOTAL ASSETS                                                  $ 166,730,595                   $  28,892,291
                                                                      =============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Debt and lease obligations - current portion                       $   2,036,466                   $     347,323
   Accounts payable                                                       2,689,814                         612,811
   Accrued liabilities                                                    4,547,209                       2,556,913
   Accrued compensation                                                     824,636                         944,270
                                                                      -------------                   -------------
   Total current liabilities                                             10,098,125                       4,461,317
                                                                      -------------                   -------------

DEBT AND LEASE OBLIGATIONS, net of current portion                        3,500,798                       1,009,388
                                                                      -------------                   -------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 and 10,000,000 shares authorized at September 30, 2000 and December
        31, 1999, respectively, none issued and outstanding                       -                               -
   Common Stock, $0.01 par value, 125,000,000 and 15,000,000
        shares authorized, 26,015,824 and 10,999,534 shares
        issued and outstanding at September 30, 2000 and                    260,158                         109,995
        December 31, 1999, respectively
   Additional paid-in capital                                           619,675,656                     144,937,416
   Officer notes receivable                                              (1,131,380)                              -
   Deferred compensation                                                (17,729,090)                              -
   Accumulated other comprehensive income                                 4,921,987                               -
   Unrealized losses on marketable securities                               (44,876)                        (30,801)
   Accumulated deficit                                                 (452,820,783)                   (121,595,024)
                                                                      -------------                  --------------
        Total stockholders' equity                                      153,131,672                      23,421,586
                                                                      -------------                  --------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                        $ 166,730,595                   $  28,892,291
                                                                      =============                   =============

See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                           -------------------------------     -------------------------------
                                                2000             1999              2000              1999
                                           -------------     -------------     -------------     -------------
REVENUES:
Research and development revenues          $      65,955      $    823,573     $     743,813      $  2,405,760
                                           -------------     -------------     -------------     -------------
COSTS AND EXPENSES (A):
  Research and development                     6,056,255         2,708,005        10,072,461         8,072,342
  General and administrative                   4,040,568         1,317,051         6,604,422         4,078,187
  Stock-based compensation                     9,356,112                 -        12,495,590            64,000
  Amortization of intangible  assets           8,529,302           112,725         8,647,473           325,705
  Loss on disposition of fixed assets            553,912                 -           248,516                 -
  In-process research & development          294,800,000                 -       294,800,000                 -
                                           -------------     -------------     -------------     -------------
      Total costs and expenses               323,336,149         4,137,781       332,868,462        12,540,234
                                           -------------     -------------     -------------     -------------

Net loss from operations                    (323,270,194)       (3,314,208)     (332,124,649)      (10,134,474)
                                           -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest and other income                      580,706           366,177         1,164,252         1,617,577
  Interest expense                              (179,747)          (46,528)         (265,362          (114,780)
                                           -------------     -------------     -------------     -------------
      Total other income                         400,959           319,649           898,890         1,502,797
                                           -------------     -------------     -------------     -------------
NET LOSS                                    (322,869,235)       (2,994,559)     (331,225,759)       (8,631,677)

ACCRETION AND REPURCHASE
COSTS ON SERIES 1998/A
PREFERRED STOCK                                        -                 -                 -        (2,395,559)
                                           -------------     -------------     -------------     -------------
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                        $(322,869,235)      $(2,994,559)    $(331,225,759)     $(11,027,236)
                                           =============     =============     =============     =============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                           $      (15.19)      $     (0.28)    $      (22.59)      $     (1.04)
                                           =============     =============     =============     =============
WEIGHTED AVERAGE COMMON
SHARES FOR BASIC AND
DILUTED NET LOSS
COMPUTATION                                   21,250,137        10,798,008        14,662,960        10,618,696
                                           =============     =============     =============     =============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                   $(322,869,235)      $(2,994,559)    $(331,225,759)     $ (8,631,677)

UNREALIZED GAIN (LOSS) ON
MARKETABLE SECURITIES -
RESTRICTED                                      (327,009)                -         4,921,987                 -
UNREALIZED GAIN (LOSS) ON
MARKETABLE SECURITIES                              9,318          (109,043)          (14,075)         (109,043)
                                           -------------     -------------     -------------     -------------
COMPREHENSIVE LOSS                         $(323,186,926)      $(3,103,602)    $(326,317,847)     $ (8,740,720)
                                           =============     =============     =============     =============
(A)  The following summarizes the
departmental allocation of the stock-
based compensation charge:
Research and development                   $   5,726,801       $         -     $   5,726,801      $          -
General and administration                     3,629,311                 -         6,768,789            64,000
                                           -------------     -------------     -------------     -------------
Total stock-based compensation             $   9,356,112       $         -     $  12,495,590      $     64,000
                                           =============     =============     =============     =============

See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                2000                          1999
                                                                          --------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(331,225,759)                 $ (8,631,677)
                                                                           -------------                  ------------
Adjustments to reconcile net loss to net cash used:
 Depreciation and amortization                                                   634,595                       736,761
 Stock-based compensation expense                                             12,495,590                        64,000
 Amortization of lease discount                                                   28,734                             -
 Reorganization expense adjustment                                                39,141                             -
 Non-cash interest on notes payable                                               12,782
 Loss on disposition of fixed assets                                             248,516                             -
 Amortization of intangible assets                                             8,647,473                       128,104
 Write off of in-process research and development                            294,800,000                             -
 Increase (decrease) in assets and liabilities:
  Accounts receivable                                                            160,451                       547,074
  Prepaid expenses and other current assets                                      295,489                       101,767
  Notes receivable from related parties                                           15,000                             -
  Other assets                                                                    86,666                             -
  Accounts payable and accrued liabilities                                      (385,058)                   (2,372,684)
  Deferred contract revenue                                                            -                    (2,250,000)
                                                                           -------------                  ------------
   Total adjustments                                                         317,079,379                    (3,044,978)
                                                                           -------------                  ------------

  Net cash used for operating activities                                     (14,146,380)                  (11,676,655)
                                                                           -------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities, net                                           26,040,734                    26,208,936
Purchase of marketable securities                                             (8,226,957)                   (7,391,106)
Expenditures for property, plant and equipment                                  (537,260)                     (593,777)
Proceeds from sale of fixed assets                                               675,000                             -
Expenditures for patents                                                        (563,882)                     (551,158)
Repayment of note receivable - officer                                                 -                       116,668
                                                                           -------------                  ------------

 Net cash provided by investing activities                                    17,387,635                    17,789,563
                                                                           -------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from acquisition of Ontogeny & Reprogenesis, net
of acquisition costs                                                          10,788,955                             -

Issuance of common stock                                                       4,208,860                       674,464
Warrant exercises                                                                307,561                             -
Repurchase of Series 1998/A Preferred Stock                                            -                   (22,470,347)
Increase in obligations under capital leases                                           -                       311,031
Repayments of obligations under capital leases                                  (672,121)                     (170,798)
                                                                           -------------                  ------------
Net cash provided by (used for) financing activities                         14,633,255                   (21,655,650)
                                                                           -------------                  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          17,874,510                   (15,542,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,751,069                    17,738,044
                                                                           -------------                  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  20,625,579                  $  2,195,302
                                                                           =============                  ============
SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations           $           -                  $    313,512
Officer notes payable for exercise of stock options                        $   1,131,380                  $          -
Conversion of Series 1998/A Preferred Stock to Common Stock                $           -                  $  2,978,000
                                                                           =============                  ============

See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Operations - Curis, Inc. (the "Company"), incorporated on February 14, 2000 and formed to effect the merger discussed below in Note 2, focuses its efforts in the area of regenerative medicine and uses its functional genomics expertise on developmentally regulated pathways to (i) activate cellular development pathways to promote repair and normal function and (ii) inhibit abnormal growth pathways to treat certain types of cancer. The Company has identified product leads from its experience in working with protein factors, cell therapies, biomaterials, tissue engineering and small molecules.

2. Merger - On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, Ontogeny's and Reprogenesis' operating results since the Merger date are included in the accompanying financial statements.

    Pursuant to the Merger Agreement, the following conversion ratios were applied to the outstanding securities of Creative, Ontogeny and
    Reprogenesis:

    o Creative's common stockholders and the holders of options or warrants to acquire the common stock of Creative received or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company's common stock equal to 0.3000 multiplied by the number of shares of Creative common stock outstanding or subject to options or warrants;

    o Ontogeny's capital stockholders and the holders of options or warrants to acquire the capital stock of Ontogeny received or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company's common stock equal to 0.2564 multiplied by the number of shares of Ontogeny capital stock outstanding or subject to options or warrants; and

    o Reprogenesis' capital stockholders and the holders of options or warrants to acquire the capital stock of Reprogenesis received or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company's common stock equal to 0.1956 multiplied by the number of shares of Reprogenesis capital stock outstanding or subject to options or warrants.

    In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The aggregate purchase price based on the fair market value of Creative common stock was $300,731,000 and $149,000,000 for Ontogeny and Reprogenesis, respectively, including the value of the outstanding options and warrants exchanged for options and warrants to purchase the Company's common stock and the transaction costs related to the Merger.

    The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $294,800,000 and assembled workforce of $500,000. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the Merger date.

    The acquired IPR&D consist of development work to date on 11 primary projects and 6 primary projects, respectively, for Ontogeny and Reprogenesis. The technology resulting from these development efforts offer no alternative uses in the event that they prove not to be feasible. If a technology fails to achieve FDA approval or was considered for an alternate use, it would be subjected to the risk associated with another series of clinical trials. The new use would also face regulatory risk associated with the FDA approval process.

    The aggregate purchase price of $449,731,000, including acquisition costs, was allocated as follows:

    Current assets                                          $ 32,082,000
    Property, plant and equipment                              6,328,000
    Assembled workforce                                          500,000
    In-process research & development                        294,800,000
    Prepaid compensation                                      19,146,000
    Other assets                                                 542,000
    Goodwill                                                 105,477,000
    Assumed liabilities                                       (9,144,000)
                                                            ------------
                                                            $449,731,000
                                                            ============

    Unaudited pro forma operating results for the Company, assuming the Merger occurred at the beginning of the periods presented are as follows:

                                  Three Months Ended                                Nine Months Ended

                        September 30,         September 30,              September 30,         September 30,
                            2000                  1999                       2000                  1999
                       -------------------------------------           ----------------------------------------
     Revenues             $ 1,597,328           $ 2,047,765                $ 4,223,866           $10,061,972
     Net Loss             $32,398,866           $15,904,933                $71,244,607           $38,847,767
     Net Loss per share   $     (1.25)          $     (0.69)               $     (2.75)          $     (1.85)

    For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the proforma periods, so that the operating results presented only include recurring costs.

3. Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's joint proxy statement-prospectus as filed with the Securities and Exchange Commission on June 19, 2000.

    In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at September 30, 2000 and the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999 and for the nine month periods ended September 30, 2000 and 1999. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

    These interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

4.  Intangible Assets -
    Intangible assets consisted of the following at September 30, 2000 and December 31, 1999:

                                                September 30,                 December 31,
                                                    2000                           1999
                                               --------------                --------------
      Goodwill                                  $105,477,000                 $          -
      Patents                                      1,297,000                    5,988,000
      Assembled workforce                            500,000                            -
      Prepaid compensation                        19,146,000                            -
                                               -------------                -------------
                                                 126,420,000                    5,988,000
Less: accumulated amortization                   (12,682,000)                    (912,000)
                                              --------------                -------------
                                                $113,738,000                   $5,076,000
                                              ==============                =============

     Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of 4 to 5 years. Accumulated amortization as of September 30, 2000 was $3,863,000 and $17,000 for goodwill and assembled workforce, respectively. The Company has capitalized certain costs associated with the successful filing of patent applications and has included them as a component of other assets in the accompanying consolidated balance sheet. Patent costs of $1,297,000 are being amortized over their estimated useful lives, not to exceed 17 years.

     The Company applies the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other assets at each reporting period based on the projected cash flows of the related asset. During the third quarter of 2000, the Company performed a review of the cost of its capitalized patents. This review resulted in an impairment charge of approximately $4,611,000 to reduce the carrying value of those patents determined not expected to be beneficial or to be utilized in future operations and which have no alternative future use. This amount has been included under the heading "Amortization of intangibles" in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2000.

     As a result of the Merger (see Note 2), the Company recorded an asset of $19,146,000 related to the value of unvested stock options held by employees and consultants of Ontogeny. The Company is amortizing this amount over the vesting period of the stock options ending on August 1, 2001. As of September 30, 2000, amortization related to these options totaled $8,378,000.

5.   Long-Term Debt, Capital Lease Obligations and Operating Leases -

     (i) Long-term debt and capital lease obligations consisted of the following at September 30, 2000 and December 31, 1999:

                                                                       September 30,            December 31,
                                                                           2000                     1999
                                                                       -------------            ------------
     Notes payable to a financing agency for fixed asset purchases      $ 1,775,000             $          -
     Notes payable to Genetics Institute for technology
         purchases payable in the Company's common stock                    394,000                        -
     Obligations under capital leases, net of $79,000 discount at         3,368,000                1,357,000
         September 30, 2000                                            -------------            ------------


         Less current portion                                             5,537,000                1,357,000
                                                                         (2,036,000)                (348,000)

         Total long-term debt and capital lease obligations             $ 3,501,000               $1,009,000
                                                                        ===========               ==========

    (ii) Future minimum operating lease payments for the respective periods ended December 31 are as follows:


                                                                          Operating Leases
-----------------------------------------------------------------------------------------------------------
Q4 2000                                                                     $   561,000
2001                                                                          2,270,000
2002                                                                          1,709,000
2003                                                                          1,490,000
2004                                                                          1,474,000
After 2004                                                                    5,035,000
                                                                            -----------
Minimum lease payments                                                      $12,539,000
                                                                            ===========

6. Subsequent Events - On October 5, 2000, the Company announced the receipt of a second $2,000,000 grant from the National Institute of Standards and Technology (NIST) to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from November 1, 2000 to October 31, 2003. Previously, the Company was awarded another $2,000,000 grant from NIST to support the development of its cardiovascular products, Vascugel and Vascuject. The grant period for the first NIST grant is from November 1, 1999 to October 31, 2002.

    On October 9, 2000, the Company sold 107,143 shares of Exelixis, Inc. common stock at a price of $18.625 per share for total net proceeds of $1,995,000. These securities are included on the Company's balance sheet as of September 30, 2000 under the category "Marketable securities - restricted." The fair market value of the shares as of September 30, 2000 was $3,362,000. The decline in value of $1,367,000 will be reflected in the Company's statement of operations for the period ending December 31, 2000. In addition, the Company holds a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at a price of $1.00 per share exercisable until January 27, 2005. The value of this warrant is included in the Company's balance sheet as of September 30, 2000 under the category "Marketable securities - restricted" with a fair market value of $1,627,000 representing the difference between the exercise price and the market value per share of the underlying common stock at September 30, 2000.

7. New Accounting Standards - In June 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"- An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company does not expect that the adoption of this interpretation will have any effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Merger - On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into Curis, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, Curis, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, Curis was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, Curis is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of Curis. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, Ontogeny's and Reprogenesis' operating results since the Merger date are included in the accompanying financial statements.

In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The aggregate purchase price based on the fair market value of Creative common stock was $300,731,000 and $149,000,000 for Ontogeny and Reprogenesis, respectively, including the value of the outstanding options and warrants exchanged for options and warrants to purchase the common stock of Curis and the transaction costs related to the Merger.

The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $294,800,000 and assembled workforce of $500,000. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the Merger date.

Unaudited pro forma operating results for Curis, assuming the Merger occurred at the beginning of the periods presented are as follows:


                                          Three Months Ended                                   Nine Months Ended
                                 September 30,          September 30,                   September 30,          September 30,
                                      2000                   1999                            2000                  1999
                               ------------------------------------------          ------------------------------------------
Revenues                          $ 1,597,328            $ 2,047,765                     $ 4,223,866           $10,061,972
Net Loss                          $32,398,866            $15,904,933                     $71,244,607           $38,847,767
Net Loss per share                $     (1.25)           $     (0.69)                    $     (2.75)          $     (1.85)

For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the proforma periods, so that the operating results presented only include recurring costs.

Operating expenses for the three and nine months ended September 30, 2000 include the operating expenses of Creative for the three and nine months then ended and the operating expenses for Ontogeny and Reprogenesis for the period from August 1, 2000, to September 30, 2000. Operating expenses for the three and nine months ended September 30, 1999 include the operating expenses of Creative for such periods. Accordingly, comparisons of operating expenses between the 2000 and the 1999 periods may not prove to be meaningful. Additionally, in the three months ended September 30, 2000, there are several expenses incurred by Curis which are a direct result of the Merger and may not be recurring.

RESULTS OF OPERATIONS

REVENUES

Research and development contract revenues decreased 92% to $66,000 for the three month period ended September 30, 2000 from $824,000 for the three month period ended September 30, 1999 and decreased 69% to $744,000 for the nine month period ended September 30, 2000 from $2,406,000 for the nine month period ended September 30, 1999. The decrease in research and development contract revenues from 1999 to 2000 was primarily the result of the termination of a research agreement with Biogen, Inc. in 1999 partially offset by revenues of $56,000 earned under a National Institute of Standards and Technology (NIST) grant received in November 1999.

OPERATING EXPENSES

Research and development expenses increased 124% to $6,056,000 for the three month period ended September 30, 2000 from $2,708,000 for the three month period ended September 30, 1999 and increased 25% to $10,072,000 for the nine month period ended September 30, 2000 from $8,072,000 for the nine month period ended September 30, 1999. The increase was primarily due to the impact of the Merger which occurred on July 31, 2000. Research and development expenses for the three and nine months ended September 30, 2000 include the costs incurred by the combined companies for the period from August 1, 2000 to September 30, 2000. These include the cost of 107 people involved in research and development of $2,000,000, external lab services including clinical trials of $1,300,000, and facility related costs of $500,000. In addition, research and development expenses for the three and nine months ended September 30, 2000 include severance paid to former officers of Creative totaling $656,000, and severance
payments relating to the termination of seven employees totaling $251,000.   We
anticipate that research and development expenses for the fourth quarter of 2000 will be slightly lower than the three month period ended September 30, 2000 as a result of efficiencies realized as a result of the Merger which was completed on July 31, 2000 and the severance incurred during the three months ended September 30, 2000.

General and administrative expenses increased 207% to $4,041,000 for the three month period ended September 30, 2000 from $1,317,000 for the three month period ended September 30, 1999 and increased 62% to $6,604,000 for the nine month period ended September 30, 2000 from $4,078,000 for the nine month period ended September 30, 1999. The increase was primarily due to costs incurred by the combined companies for the period from August 1, 2000 to September 30, 2000 which included personnel related costs of $500,000, legal and professional fees of $785,000, and insurance expense of $400,000. In addition, general and administrative expenses for the three and nine months ended September 30, 2000 includes severance paid to former officers of the acquiring entity of $926,000, severance payments relating to the termination of approximately eight employees totaling $122,000. We anticipate that general and administrative expenses for the last quarter of 2000 will be slightly lower than the three month period ended September 30, 2000 as a result of efficiencies realized as a result of the Merger which was completed on July 31, 2000 and the severance incurred during the three months ended September 30, 2000.

Stock-based compensation was $9,356,000 for the three month period ended September 30, 2000. There was no stock-based compensation for the three month period ended September 30, 1999. Stock-based compensation increased to $12,496,000 for the nine month period ended September 30, 2000 from $64,000 for the nine month period ended September 30, 1999. The increase in both the three and nine month periods was primarily due to $6,623,000 of amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001. Additionally, a one-time non-cash charge of $3,139,000 was recorded on February 8, 2000 related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers and outside directors. Also, 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer became fully vested as unrestricted common stock upon the Merger. Total expense included in both the three and nine month periods related to these shares was $1,623,000. Lastly, on August 18, 2000, we issued 3,474,006 options to employees of Curis with an exercise price below market value resulting in deferred compensation of $18,233,000 which is being amortized over the four-year vesting period of the shares beginning on August 1, 2000. The total expense included in both the three and nine month periods related to these options is $749,000.

Amortization of intangible assets was $8,529,000 for three month period ended September 30, 2000 as compared to $113,000 for the three month period ended September 30, 1999 and was $8,647,000 for the nine months ended September 30, 2000, as compared to $326,000 for the nine month period ended September 30,
1999.   The increase was partially due to the amortization of goodwill totaling
$3,863,000 and the amortization of assembled workforce totaling $17,000 in both the three and nine months ended September 30, 2000 incurred as a result of the Merger. In addition, during the three and nine months ended September 30, 2000, we incurred an impairment charge of approximately $4,611,000 to reduce the carrying value of capitalized patents determined not to be beneficial or to be utilized in future operations and which have no alternative future use. Patent impairment charges for the three and nine month periods ended September 30, 1999 were approximately $40,000 and $128,000, respectively.

A fixed asset disposition charge of $554,000 was incurred during the third quarter of 2000 for the book value of equipment disposed of as a result of the Merger.

A charge of $294,800,000 was incurred on July 31, 2000 resulting from that portion of the purchase price of Ontogeny and Reprogenesis that were identified as IPR&D. The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired, including IPR&D, based upon an independent appraisal which used proven valuation tools and techniques.

OTHER INCOME (EXPENSES)

Interest income for the three months ended September 30, 2000 was approximately $581,000 compared to approximately $366,000 for the same period in 1999, an
increase of $215,000 or 59%.   The increase in interest income for the three
month period resulted primarily from a higher available investment balance as compared to the prior year as a result of the Merger. For the nine months ended September 30, 2000, interest income was $1,164,000 compared to $1,618,000 for the nine months ended September 30, 1999, a decrease of $454,000 or 28%. The decrease in interest income for the nine month period resulted primarily from a lower average available investment balance as compared to the prior year.

Interest expense for the three months ended September 30, 2000 was $180,000 compared to $47,000 for the same period in 1999, an increase of $133,000 or 283%. For the nine months ended September 30, 2000, interest expense was $265,000 compared to $115,000 for the nine months ended September 30, 1999, an increase of $150,000 or 130%. The increase in interest expense for both the three and nine month periods resulted primarily from the consolidation into Curis of the outstanding lease obligations of the three companies prior to the merger.

NET LOSS

As a result of the foregoing, we incurred a net loss of $322,869,000 and $331,226,000 for the three and nine month periods ended September 30, 2000, respectively, compared to a net loss of $2,995,000 and $11,027,000 for the three and nine month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $44,169,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $14,146,000 for the nine month period ended September 30, 2000 compared to $11,677,000 for the nine month period ended September 30, 1999. The increase was primarily due to the impact of the Merger. We increased our investment in property, plant and equipment to $7,437,000 at September 30, 2000 from $2,130,000 at December 31, 1999. The increase resulted primarily from assets obtained as a result of the Merger. We currently plan to spend approximately $2,500,000 during the last quarter of 2000 and approximately $6,000,000 in 2001 on leasehold improvements and equipment purchases to upgrade our research and development facilities.

On October 5, 2000, we announced the receipt of a second $2,000,000 grant from the National Institute of Standards and Technology (NIST) to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from November 1, 2000 to October 31, 2003. Previously, we were awarded another $2,000,000 grant from NIST to support the development of our cardiovascular products, Vascugel and Vascuject. The grant period for the first NIST grant is from November 1, 1999 to October 31, 2002.

On October 9, 2000, we sold 107,143 shares of Exelixis, Inc. common stock at a price of $18.625 per share for total net proceeds of $1,995,000. These securities are included on our balance sheet as of September 30, 2000 under the category "Marketable securities - restricted". The fair market value of the shares as of September 30, 2000 was $3,362,000. The decline in value of $1,367,000 will be reflected in our statement of operations for the period ending December 31, 2000. In addition, we hold a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at a price of $1.00 per share exercisable until January 27, 2005. The value of this warrant is included in our balance sheet as of September 30, 2000 under the category "Marketable securities - restricted" with a fair market value of $1,627,000 representing the difference between the exercise price and the market value per share of the underlying common stock at September 30, 2000.

In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for total proceeds of approximately $19,530,000. We expect that under the terms of the sale, we will receive royalties in excess of the current minimum royalties received from Stryker products, if approved for commercial sale.

We anticipate that our existing capital resources should enable us to maintain our current and planned operations into the fourth quarter of 2001. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it would be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If Stryker products are not approved for commercial sale and we do not receive royalties from Stryker and/or if substantial additional funding is not available, our business will be materially and adversely affected.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on Curis' consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"- An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We do not believe that the adoption of this interpretation will have any effect on our financial statements.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial conditions. All our statements, other than statements on of historical facts, included in this Report, including plans and objectives are forward-looking statements. These statements reflect our expectations about our future performance, contain projections of our future operating results and future financial condition, or other forward-looking" information.

We caution investors that investing in our common stock involves a high degree of risk. There is no guarantee that our actual results or actual business conditions will not differ materially from those forward-looking statements made in this Report. The risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

o RISKS RELATED TO THE MERGER - We began operations on July 31, 2000 following the approval of the merger of Creative Biomolecules, Ontogeny, and Reprogenesis into Curis on July 31, 2000 (the "merger"). Prior to the merger, there was no public market for the common stock. Because the market for the common stock is new, the stock price may be volatile and may lead to losses by investors and result in securities litigation. In addition, we are apt to face challenges in integrating Creative, Ontogeny and Reprogenesis, retaining and recruiting key personnel and management. If we are unable to effectively manage these integration issues, we may not realize the expected benefits of the merger.

o  RISKS RELATED TO OPERATIONS -

   o We have not developed or commercialized any products to date, and if we or our collaborative partners do not complete development of and commercialize any products, we may not be profitable.

   o We are dependent on current and future collaborative partners to provide staffing, funds and other resources for research and development and to commercialize many of our products. Any failure or delay by these partners in financing, developing or commercializing our products could eliminate significant portions of our anticipated product pipeline. Development, registration and marketing of the OP-1 Device, in particular, is entirely dependent on Stryker.

   o We face substantial competition because many of the products in our research and development portfolio compete with existing and future products being created by pharmaceutical, biopharmaceutical, and biotechnology companies as well as academic research institutions. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than we have. In particular, there is intense competition related to the research and development of morphogenic and other proteins for various applications and therapies.

   o The development process necessary to obtain regulatory approval is complex, costly and lengthy, and we may not obtain the regulatory approvals necessary to develop, test and market our products. Accordingly, estimates of development milestones and regulatory approvals are inherently uncertain.

   o Our substantial number of programs in pre-clinical development and early stage research coupled with the many technical challenges and hurdles which need to be overcome to enter into clinical trials makes it highly uncertain which programs will succeed and when they will succeed.

   o Even if a project proceeds into clinical trials, it may not be successful because the product is not effective in treating the targeted disorder or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use.

   o Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any of the products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target.

   o Uncertainty as to the extent of future government regulation of our business.

   o Uncertainty as to whether there will exist adequate reimbursement for our products from governments, private health insurers and other organizations.

o  RISKS RELATING TO FINANCING

   o We have expended and expect to continue to expend significant resources on research and development. Accordingly, we have incurred substantial losses, we expect to continue to incur losses and it is uncertain when, if ever, we will develop significant sources of revenues in order to achieve profitability.

   o We may require additional financing to fund our operations, which may be difficult to obtain and may dilute your ownership interest in us.

o  RISKS RELATED TO INTELLECTUAL PROPERTY

   o Patents are important to our business and we may not be able to obtain patent protection for our discoveries.

   o Third parties may hold or acquire patent rights that are important to our business and may, in the absence of a license, preclude us from pursuing certain research, development and commercialization activities.

   o We may become involved in expensive patent litigation that could result in liability for damages or force us to discontinue certain research, development and commercialization efforts.

   o If we breach any of the agreements under which we license or acquire intellectual property rights, we could be deprived of the benefit of the license rights under that agreement.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At September 30, 2000, the fair market value of these securities amounted to $34,889,000 with net unrealized losses of $45,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. To estimate the potential interest rate changes, we performed a sensitivity analysis for a one-day horizon. In order to estimate the potential loss, we used an increase in market rates of 100 basis points, an increase that is reasonably possible in the near term. On this basis, we estimate the potential loss in fair value from this change in interest rates to be approximately $85,000. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads in unlikely as we expect to hold our debt to maturity.

As of September 30, 2000, in addition to the marketable securities discussed above, we held 107,143 shares of Exelixis, Inc. common stock with a fair market value as of September 30 of $3,362,000. On October 9, 2000, we sold these shares for total net proceeds of $1,995,000. The decline in value of $1,367,000 will be reflected in our statement of operations for the period ending December 31, 2000. In addition, we hold a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at a price of $1.00 per share exercisable until January 27, 2005. The value of this warrant of $1,627,000 as of September 30, 2000 could fluctuate based on market conditions.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              Exhibit
              Number    Description
              -------   -----------
              10.01    Third Amendment to Lease between Curis, Inc. and 21 Erie
                       Street Trust dated July 31, 2000.

              10.02+   Amendment to License Agreement between Curis, Inc. and
                       Presidents and Fellows of Harvard College dated
                       September 11, 2000.

              27.1     Financial Data Schedule for the nine months ended September
                       30, 2000.

              27.2     Financial Data Schedule for the three months ended September
                       30, 2000.

              + Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K.

              (i)  Current Report on Form 8-K dated August 10, 2000.

              (ii) Current Report on Form 8-K/A dated August 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURIS, INC.

Date:  November 14, 2000                        By:  /s/ George A. Eldridge
                                                     ---------------------------
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number    Description
--------  -----------
10.01     Third Amendment to Lease between Curis, Inc. and 21 Erie Street Trust dated July 31, 2000.

10.02+    Amendment to License Agreement between Curis, Inc. and Presidents and Fellows of Harvard
          College dated September 11, 2000.

27.1      Financial Data Schedule for the nine months ended September 30, 2000.

27.2      Financial Data Schedule for the three months ended September 30, 2000.

+ Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.