Form 10-Q/A
period 2000-09-30
CURIS INC
filed 2000-12-06
CIK 1108205

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
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                      Page Number

         Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999            3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 2000 and 1999                                                                     4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999                                                                     5

         Notes to Unaudited Condensed Consolidated Financial Statements                                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                          11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            17

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                      18

SIGNATURES                                                                                              19

ITEM 1.  FINANCIAL STATEMENTS

                          CURIS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   September 30, 2000             December 31, 1999
                                                                   ------------------             -----------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  20,625,579                   $   2,751,069
   Marketable securities                                                 18,554,338                      18,619,516
   Marketable securities - restricted                                     4,988,831                               -
   Accounts receivable                                                      100,430                          60,296
   Prepaid expenses and other current assets                                677,656                         146,764
                                                                      -------------                   -------------
        Total current assets                                             44,946,834                      21,577,645

PROPERTY, PLANT AND EQUIPMENT - net                                       7,437,337                       2,130,158

NOTES RECEIVABLE FROM RELATED PARTIES                                       245,000                               -
INTANGIBLE ASSETS (NOTE 6)                                              113,737,522                       5,075,914
DEPOSITS AND OTHER ASSETS                                                   363,902                         108,574
                                                                      -------------                   -------------
        TOTAL ASSETS                                                  $ 166,730,595                   $  28,892,291
                                                                      =============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Debt and lease obligations - current portion                       $   2,036,466                   $     347,323
   Accounts payable                                                       2,689,814                         612,811
   Accrued liabilities                                                    4,547,209                       1,895,634
   Accrued compensation                                                     824,636                         944,270
   Deferred Revenue                                                               -                         661,279
                                                                      -------------                   -------------
   Total current liabilities                                             10,098,125                       4,461,317
                                                                      -------------                   -------------

DEBT AND LEASE OBLIGATIONS, net of current portion                        3,500,798                       1,009,388
                                                                      -------------                   -------------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 and 10,000,000 shares authorized at September 30, 2000 and December
        31, 1999, respectively, none issued and outstanding                       -                               -
   Common Stock, $0.01 par value, 125,000,000 and 15,000,000
        shares authorized; 26,015,824 and 10,999,534 shares
        issued and outstanding at September 30, 2000 and                    260,158                         109,995
        December 31, 1999, respectively
   Additional paid-in capital                                           619,675,656                     144,937,416
   Officer notes receivable                                              (1,131,380)                              -
   Deferred compensation                                                (17,729,090)                              -
   Accumulated deficit                                                 (452,820,783)                   (121,595,024)
   Accumulated other comprehensive income (Loss)                          4,877,111                         (30,801)
                                                                      -------------                  --------------
        Total stockholders' equity                                      153,131,672                      23,421,586
                                                                      -------------                  --------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                        $ 166,730,595                   $  28,892,291
                                                                      =============                   =============

See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                           -------------------------------     -------------------------------
                                                2000             1999              2000              1999
                                           -------------     -------------     -------------     -------------
REVENUES:
Research and development revenues          $      65,955      $    823,573     $     743,813      $  2,405,760
                                           -------------     -------------     -------------     -------------
COSTS AND EXPENSES:
  Research and development (A)                 6,056,255         2,708,005        10,072,461         8,072,342
  General and administrative (A)               4,040,568         1,317,051         6,642,813         4,078,187
  Stock-based compensation (A)                 9,356,112                 -        12,495,590            64,000
  Amortization of intangible  assets           8,529,302           112,725         8,647,473           325,705
  Loss on disposition of fixed assets            553,912                 -           248,516                 -
  In-process research & development          294,800,000                 -       294,800,000                 -
  1999 Reorganization                                  -                 -           (38,391)                -
                                           -------------     -------------     -------------     -------------
      Total costs and expenses               323,336,149         4,137,781       332,868,462        12,540,234
                                           -------------     -------------     -------------     -------------

  Loss from operations                      (323,270,194)       (3,314,208)     (332,124,649)      (10,134,474)
                                           -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest and other income                      580,706           366,177         1,164,252         1,617,577
  Interest expense                              (179,747)          (46,528)         (265,362)         (114,780)
                                           -------------     -------------     -------------     -------------
      Total other income                         400,959           319,649           898,890         1,502,797
                                           -------------     -------------     -------------     -------------
NET LOSS                                    (322,869,235)       (2,994,559)     (331,225,759)       (8,631,677)

Accretion and repurchase
Costs on series 1998/A
Preferred stock                                        -                 -                 -        (2,395,559)
                                           -------------     -------------     -------------     -------------
Net loss applicable to
Common stockholders                        $(322,869,235)      $(2,994,559)    $(331,225,759)     $(11,027,236)
                                           =============     =============     =============     =============
Basic and diluted net loss
Per common share                           $      (15.19)      $     (0.28)    $      (22.59)      $     (1.04)
                                           =============     =============     =============     =============
Weighted average common
Shares for basic and
Diluted net loss
Computation                                   21,250,137        10,798,008        14,662,960        10,618,696
                                           =============     =============     =============     =============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                   $(322,869,235)      $(2,994,559)    $(331,225,759)     $ (8,631,677)

Unrealized gain (loss) on
Marketable securities -
Restricted                                      (327,009)                -         4,921,987                 -
Unrealized gain (loss) on
Marketable securities                              9,318          (109,043)          (14,075)         (109,043)
                                           -------------     -------------     -------------     -------------
COMPREHENSIVE LOSS                         $(323,186,926)      $(3,103,602)    $(326,317,847)     $ (8,740,720)
                                           =============     =============     =============     =============
(A)  The following summarizes the
departmental allocation of the stock-
based compensation charge:
Research and development                   $   5,726,801       $         -     $   5,726,801      $          -
General and administration                     3,629,311                 -         6,768,789            64,000
                                           -------------     -------------     -------------     -------------
Total stock-based compensation             $   9,356,112       $         -     $  12,495,590      $     64,000
                                           =============     =============     =============     =============

See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                2000                          1999
                                                                          --------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(331,225,759)                 $ (8,631,677)
                                                                           -------------                  ------------
Adjustments to reconcile net loss to net cash used:
 Depreciation and amortization                                                   634,595                       736,761
 Stock-based compensation expense                                             12,495,590                        64,000
 Amortization of lease discount                                                   28,734                             -
 Reorganization expense adjustment                                                39,141                             -
 Non-cash interest on notes payable                                               12,782
 Loss on disposition of fixed assets                                             248,516                             -
 Amortization of intangible assets                                             8,647,473                       128,104
 Write off of in-process research and development                            294,800,000                             -
 Increase (decrease) in assets and liabilities:
  Accounts receivable                                                            160,451                       547,074
  Prepaid expenses and other current assets                                      295,489                       101,767
  Notes receivable from related parties                                           15,000                             -
  Other assets                                                                    86,666                             -
  Accounts payable and accrued liabilities                                      (385,058)                   (2,372,684)
  Deferred contract revenue                                                            -                    (2,250,000)
                                                                           -------------                  ------------
   Total adjustments                                                         317,079,379                    (3,044,978)
                                                                           -------------                  ------------

  Net cash used for operating activities                                     (14,146,380)                  (11,676,655)
                                                                           -------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities,                                               26,040,734                    26,208,936
Purchase of marketable securities                                             (8,226,957)                   (7,391,106)
Expenditures for property, plant and equipment                                  (537,260)                     (593,777)
Proceeds from sale of fixed assets                                               675,000                             -
Expenditures for patents                                                        (563,882)                     (551,158)
Repayment of note receivable from officer                                              -                       116,668
Cash received from acquisition of Ontogeny & Reprogenesis, net
of acquisition costs                                                          10,788,955                             -
                                                                           -------------                  ------------

 Net cash provided by investing activities                                    28,176,590                    17,789,563
                                                                           -------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                         4,208,860                       674,464
Proceeds from warrant exercises                                                  307,561                             -
Repurchase of Series 1998/A Preferred Stock                                            -                   (22,470,347)
Increase in obligations under capital leases                                           -                       311,031
Repayments of obligations under capital leases                                  (672,121)                     (170,798)
                                                                           -------------                  ------------
Net cash provided by (used for) financing activities                           3,844,300                   (21,655,650)
                                                                           -------------                  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          17,874,510                   (15,542,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,751,069                    17,738,044
                                                                           -------------                  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  20,625,579                  $  2,195,302
                                                                           =============                  ============
SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations           $           -                  $    313,512
                                                                           =============                  ============
Officer notes payable for exercise of stock options                        $   1,131,380                  $          -
                                                                           =============                  ============
Conversion of Series 1998/A Preferred Stock to Common Stock                $           -                  $  2,977,999
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

    This Form 10Q/A is being filed on December 6, 2000 to conform the disclosures and financial statement presentation in the Company's Form 10-Q for the nine months ended September 30, 2000 and 1999 with those included in the Company's Form S-1 filed on November 29, 2000.

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

    In connection with the Merger, the Company approved a 0.30-for-1 stock split of the Company's common stock. All share and per share amounts of common stock for all periods have been retroactively adjusted to reflect the stock split. In addition, the Company's certificate of incorporation was amended and restated among other things, to change its authorized capital stock to 125,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

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
                                                            ------------
                                                            $449,731,000
                                                            ============

    Unaudited pro forma operating results for the Company, assuming the Merger occurred at the beginning of the periods presented are as follows:

                                  Three Months Ended                                Nine Months Ended
                                     As Restated                                       As Restated
                        September 30,         September 30,              September 30,         September 30,
                            2000                  1999                       2000                  1999
                       -------------------------------------           ----------------------------------------
     Revenues             $ 1,597,328           $ 2,047,765                $ 4,206,877           $10,061,972
     Net Loss             $25,859,263           $18,540,991                $64,621,101           $54,214,366
     Net Loss per share   $     (1.00)          $     (0.81)               $     (2.49)          $     (2.44)

    For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

3. Basis of Presentation - The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's joint proxy statement-prospectus as filed with the Securities and Exchange Commission on June 19, 2000 and Form S-1 filed on November 29, 2000.

    In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at September 30, 2000 and the results of operations and cash flows for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

    These interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and an independent audit.

4.  Basic and Diluted Loss Per Common Share

    The company applies Statement of Financial Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share were determined by dividing net loss, after giving effect to accretion and repurchase costs on Series 1998/A Preferred Stock, by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consists of stock options and warrants that are not included in diluted net loss per common share was 6,582,800 at September 30, 2000.

5.  Cash Equivalents and Marketable Securities

     Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of three months or less. All other liquid investments are classified as marketable securities. Marketable securities have been designated as "available for sale" and are stated at market value with any unrealized holding gains or losses included as a component of stockholders' equity.

     The Company's marketable securities portfolio included approximately $18,619,500 and $18,554,000 in corporate bonds and notes as of December 31, 1999 and September 30, 2000, respectively, all with maturities ranging from one to twelve months as of September 30, 2000.

     For the years ended December 31, 1999 and nine months ended September 30, 2000 and 1999, gross realized gains and losses were not material. In computing gross realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct cost to acquire the securities, adjusted for the amortization of premiums or accretion of discounts. At December 31, 1999, gross unrealized losses were $30,801. At September 30, 2000, net unrealized gains and losses were $4,877,111. These amounts are included as a separate component of stockholders' equity.

    On October 9, 2000, the Company sold 107,143 shares of Exelixis, Inc. common stock at a price of $18.625 per share for total net proceeds of $1,995,472. These securities are included on the Company's balance sheet as of September 30, 2000 under the category "Marketable securities -restricted." The fair market value of the shares as of September 30, 2000 was $3,361,612. The decline in value of $1,366,140 will be reflected in the Company's statement of operations for the period ending December 31, 2000. In addition, the Company holds a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at $1.00 per share exercisable until January 27, 2005. The value of this warrant is included in the Company's balance sheet as of September 30, 2000 under the category "Marketable securities - restricted" with a fair market value of $1,627,219 representing the difference between the exercise price and the market value per share of the underlying common stock at September 30, 2000.

6.  Intangible Assets -

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
                                              ==============                =============

     Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of 4 to 5 years. Accumulated amortization as of September 30, 2000 was $3,863,000 and $17,000 for goodwill and assembled workforce, respectively. The Company capitalizes all significant costs associated with the successful filing of a patent application as a component of other assets in the accompanying consolidated balance sheet. Patent costs are being amortized over their estimated useful lives, not to exceed 17 years.

     As a result of the Merger (see Note 2), the Company recorded an intangible asset of $19,146,000 related to the value of unvested stock options held by employees and consultants primarily of Ontogeny. The Company is amortizing this amount over the one-year vesting period of the stock options. As of September 30, 2000, amortization related to these options totaled $6,632,000. Additionally $1,746,000 of this intangible asset was reversed in the period ended September 30, 2000 due to the forfeiture of unvested stock options upon the termination of certain employees.

     The Company applies the provision of Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other assets at each reporting period based on the projected cash flows of the related asset. During the third quarter of 2000, the Company performed a review of its capitalized patent costs as part of evaluating its post merger strategy. This review resulted in an impairment charge of approximately $4,611,000 to reduce the carrying value of those patents determined not to be beneficial or not to be utilized in future operations and which have no alternative future use. This amount has been included under the heading "Amortization of intangibles" in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2000.

7. Stock-Based Compensation--The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements at the date of grant for employee stock option arrangements for which the exercise price is equal to the fair market value of the underlying shares at that date.

     In connection with stock options granted to employees and non-employees during the three months ended September 30, 2000, the Company recorded deferred compensation of approximately $18,491,000 which represents the aggregate difference between the option exercise price and the fair market value of the common stock on the grant date. The deferred compensation will be recognized as an expense on a straight line basis over the vesting period, generally 4 years, of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18. The Company recorded compensation expense of approximately $762,000 for the three and nine months ended September 30, 2000, respectively, related to these options.

     On February 14, 2000, Reprogenesis issued 300,000 shares of restricted stock. These shares of restricted stock were fully vested upon the effective date of the Merger. Upon the Merger date, the Company recorded approximately $1,623,000 of compensation expense representing the fair market value of the shares on that date.

     As a result of the Merger (see Note 2), the Company recorded an asset of $19,146,000 related to the value of unvested stock options held by employees and consultants primarily of Ontogeny which were exchanged for options to acquire Curis' common stock. The Company is amortizing this amount over the one-year vesting period of the stock options ending on August 1, 2001. For the three and nine months ended September 30, 2000, compensation expense related to these options totaled $6,623,500. The Company also reversed $1,754,500 of unamortized compensation for options which were forfeited by terminated employees.

     On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of unvested stock options held by the Company's executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 397,200 options was accelerated and the exercise period for approximately 708,300 vested options was extended, resulting in a non-cash compensation charge of $3,139,000 which was recorded in the nine month period ended September 30, 2000. Additionally, in July, 2000 the Company accelerated a portion of the remaining vesting and extended the exercise period of 11,430 of options for certain employees terminated resulting in non-cash compensation charge of $348,000 which was recorded in the three months ended September 30, 2000.

8. Long-Term Debt, Capital Lease Obligations and Operating Leases -

     In October 1997, the Company entered into a master lease agreement to provide for the lease financing for up to $2,000,000 of laboratory and office equipment. In May 1999, the Company extended the master lease agreement, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment. The lease agreements expire in 2002 and in 2003. The lease commitment expired on December 31, 1999.

     The Company has noncancelable operating lease agreements for office and laboratory space and certain office and laboratory equipment. Rent expense for all operating leases was approximately $841,000, $1,037,000, $775,000, $891,000 and $604,000 for the years ended December 31, 1999, 1998 and 1997 and nine months ended September 30, 2000 and 1999, respectively.

     In March 2000, the Company entered into a sublease for its Boston, Massachusetts facility previously occupied by Creative, commencing on July 1, 2000. The sublease terminates on July 31, 2002, also the termination date of the Company's original lease on this facility. In April 2000, Company amended one of its Hopkinton, Massachusetts facility leases previously occupied by Creative whereby the lease terminated on July 31, 2000.

    (i) Long-term debt and capital lease obligations consisted of the following at September 30, 2000 and December 31, 1999:

                                                                       September 30,            December 31,
                                                                           2000                     1999
                                                                       -------------            ------------
     Notes payable to a financing agency for capital purchases          $ 1,775,000             $          -
     Notes payable to Genetics Institute for technology
         purchases payable in the Company's common stock                    394,000                        -
     Obligations under capital leases, net of $79,000 discount at
         September 30, 2000                                               3,368,000                1,357,000
                                                                       -------------            ------------

         Less current portion                                             5,537,000                1,357,000
                                                                         (2,036,000)                (348,000)
                                                                                  -                        -
                                                                       -------------            ------------
         Total long-term debt and capital lease obligations             $ 3,501,000               $1,009,000
                                                                        ===========               ==========

    (ii) Future minimum operating lease payments for the respective periods ended December 31, net of anticipated sublease revenues are as follows:


Year Ending December 31,                                                  Operating Leases
-----------------------------------------------------------------------------------------------------------
Fourth quarter of 2000                                                      $   561,000
2001                                                                          2,270,000
2002                                                                          1,709,000
2003                                                                          1,490,000
2004                                                                          1,474,000
After 2004                                                                    5,035,000
                                                                            -----------
Total minimum lease payments                                                $12,539,000
                                                                            ===========

9.   GOVERNMENT GRANTS

     Effective November 1, 1999, Reprogenesis received a grant award for its cardiovascular project from the advanced technology program of the National Institute of Standards and Technology (NIST) to support the development of the Company's cardiovascular products, Vascugel and Vascujet. This award has been assumed by the Company in conjunction with the Merger. Under the terms of the grant award, the Company will receive $2,000,000 in cost reimbursement funding to be paid at a rate of approximately $666,000 annually over a three-year period. On October 5, 2000, the Company announced the receipt of a second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from November 1, 2000 to October 31, 2003. Funding under the NIST grants is contingent on the Company meeting minimum cost sharing and other requirements, as defined in the financial assistance award and annual government appropriations for the awards. The Company recognized approximately $56,000 under these awards for the nine month period ended September 30, 2000.

10.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company has an original agreement with Stryker to identify and develop bone-inducing proteins and to develop dental therapeutics. In exchange for research funding, future royalties and revenue from commercial manufacturing, Creative developed OP-1 as a therapy for orthopaedic reconstruction and cartilage regeneration, and supplied Stryker material for use in clinical trials. Creative restructured its agreements with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time, Stryker acquired Creative's commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture and sell products based on OP-1 proteins for use in orthopaedic reconstruction and dental therapies and is required to pay the Company royalties on such commercial sales.

     Under the agreement with Stryker, as amended, Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. The Company has agreed not to undertake any bone morphogenic protein (BMP)-related research, development or commercialization of any products in the fields of orthopaedic reconstruction and dental therapeutics, on our own behalf or for third parties, for the term of certain patents to the extent that the activities utilize technology, patents or certain personnel acquired from Creative in the merger. The Company has the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as neurological diseases, osteoporosis, renal failure and others. Subject to certain exceptions in connection with the acquisition or merger of Stryker, Stryker has agreed not to undertake any research, development or commercialization of any products in our field (applications other than orthopaedic reconstruction and dental therapies), on its own behalf or for third parties, for the term of those patents. Each company has the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees.

     The Company maintains an exclusive license in our field under certain patents and claims that were assigned to Stryker in November 1998 as part of the sale of certain of Creative's manufacturing rights and assets to Stryker. In addition, Stryker was granted an exclusive license under patents in Creative's morphogen portfolio for use in the fields of orthopaedic reconstruction and dental therapeutics.

     In December 1996, Creative entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of Creative's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, Creative granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. The agreement provided for $10,500,000 in research funding over a three-year period ending December 31, 1999, of which $7,500,000 had been recognized through December 31, 1998. In December 1998, Biogen and Creative signed an Amendment Agreement and Biogen paid $3,000,000 in research support for the year ending December 31, 1999. The $3,000,000 has been recognized through December 31, 1999. Under the Biogen Amendment, Creative assumed primary responsibility for the development of OP-1 for the treatment of renal disorders and Biogen retained an option through 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. Biogen did not exercise its option by December 31, 1999 and Curis has assumed all rights to OP-1 renal therapies.

11. New Accounting Standards - In June 1998, the Financial Accounting Standards Board, or FASB, released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"- An Interpretation of
    APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The application of this interpretation resulted in approximately $19,100,000 of prepaid compensation for the value of unvested stock options held by employees and consultants of Ontogeny. This amount is being amortized over the vesting period of the underlying options. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements, except as otherwise discussed above.

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

Unaudited pro forma operating results for Curis, assuming the Merger occurred at the beginning of the periods presented are as follows:


                                          Three Months Ended                                   Nine Months Ended
                                              As Restated                                          As Restated
                                 September 30,          September 30,                   September 30,          September 30,
                                      2000                   1999                            2000                  1999
                               ------------------------------------------          ------------------------------------------
Revenues                          $ 1,597,328            $ 2,047,765                     $ 4,206,877           $10,061,972
Net Loss                          $25,859,263            $18,540,991                     $64,621,101           $54,214,366
Net Loss per share                $     (1.00)           $     (0.81)                    $     (2.49)          $     (2.44)

For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the proforma periods, so that the operating results presented only include recurring costs.

     The consolidated statement of operations data include only the results of operations of Creative for all periods prior to the date of the merger. The consolidated statement of operations data for the nine months ended September 30, 2000 include the operating results of Creative for the seven months ended July 31, 2000 and the operating results of Curis, comprising the combined operations of Creative, Ontogeny and Reprogenesis, for the two months ended September 30, 2000. The consolidated balance sheet data for all periods prior to the date of the merger reflect only the balance sheet of Creative. The consolidated balance sheet data as of September 30, 2000 reflects Curis post merger.

     To date, revenues from research and development contracts and license fees have been generated from agreements between Creative and its collaborative partners. Over the next several years, we will derive most of our revenues from royalties from Stryker, from government grants and from additional collaboration agreements which we may enter into during such period. We are not currently receiving research and development payments under collaboration agreements but intend to seek additional corporate collaborations under which we may generate future revenues. We may not be able to enter into such collaborations on acceptable terms and thereby may not generate future research and development contract revenues.

     Research agreements with collaborative partners have typically obligated these collaborative partners provide for the partial or complete funding of research and development for specified projects and pay royalties to us in exchange for licenses to market the resulting products. We have recognized revenue under these collaborations based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of milestones specified in collaborative agreements. We have been a party to research collaborations with Stryker to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen to develop products for the treatment of renal disorders. Each of these research collaborations was restructured in 1998 and the Biogen collaboration was terminated in December 1999.

     In November 1998, certain of the OP-1 manufacturing rights and facilities were sold to Stryker. We do not anticipate significant revenue from Stryker until the OP-1 device is approved for commercial sale when we will be entitled to royalties. Stryker has filed for marketing approval for certain uses of OP-1 in the U.S., Europe and Australia and is waiting to hear from the various regulatory agencies.

     Creative was developing an OP-1 based therapy for chronic renal failure. Biogen provided research funding to Creative through December 1999, pursuant to an option to develop OP-1 as a therapy for chronic renal failure. As December 31, 1999, Biogen did not exercise its option and Creative assumed all rights to OP-1 renal therapies. We have decided not to further fund this program.

    We have been awarded $4,000,000 of grants from the National Institute of standards and Technology (NIST). These grants are to be received over the period ending on October 31, 2003, are cancelable at the discretion of NIST and are subject to annual appropriation by the US government. We recognize grant revenue as the services are provided and costs are incurred under the terms of the grants.

     Operating expenses for the three and nine months ended September 30, 2000 include the operating expenses of Creative for the month and the seven months ended July 31, 2000, respectively, and the operating expenses for Curis, comprising the combined operations of Creative, Ontogeny and Reprogenisis, for the period from August 1, 2000, to September 30, 2000. Operating expenses for the three and nine months ended September 30, 1999 include only the operating expenses of Creative for such periods. Accordingly, comparisons of operating expenses between the 2000 and 1999 periods may not prove to be meaningful. Additionally, in the three and nine months ended September 30, 2000, there are several expenses incurred by Curis which are a direct result of the merger and may not be recurring.

     Upon consummation of the merger, we have reviewed the research and development pipeline of the combined companies, and have determined that we will allocate resources among the various research and development projects based on their strategic fit and the availability of internal resources. Our current plans anticipate spending between $30 - $40 million in each of 2001 and 2002 for research and development.

    Future operating results will depend largely on the timing and magnitude of royalty payments from Stryker, if the OP-1 device currently under regulatory review with the FDA is approved for commercial sale, and the outcome of the other products currently under development. We cannot be sure when those royalties will be received, if at all. We have never been profitable and expect to incur additional operating losses in the next several years. Our results of operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of entering into collaboration agreements and receiving payments royalties and the cost and outcome of clinical trials.

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

General and administrative expenses increased 207% to $4,041,000 for the three month period ended September 30, 2000 from $1,317,000 for the three month period ended September 30, 1999 and increased 63% to $6,643,000 for the nine month period ended September 30, 2000 from $4,078,000 for the nine month period ended September 30, 1999. The increase was primarily due to costs incurred by the combined companies for the period from August 1, 2000 to September 30, 2000 which included personnel related costs of $500,000, legal and professional fees of $785,000, and insurance expense of $400,000. In addition, general and administrative expenses for the three and nine months ended September 30, 2000 includes severance paid to former officers of Creative of $926,000 and severance payments relating to the termination of approximately eight other employees totaling $122,000. We anticipate that general and administrative expenses for the last quarter of 2000 will be slightly lower than the three month period ended September 30, 2000 as a result of efficiencies realized as a result of the Merger which was completed on July 31, 2000 and the severance incurred during the three months ended September 30, 2000.

Stock-based compensation was $9,356,000 for the three month period ended September 30, 2000. There was no stock-based compensation for the three month period ended September 30, 1999. Stock-based compensation increased to $12,496,000 for the nine month period ended September 30, 2000 from $64,000 for the nine month period ended September 30, 1999. The increase in both the three and nine month periods was primarily due to $6,624,000 of amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001. Additionally, one-time non-cash charges of $3,487,000 were recorded related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers, outside directors and employees. Also, 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer became fully vested as unrestricted common stock upon the Merger. Total expense related to these shares included in both the three and nine month periods was $1,623,000. Lastly, on August 18, 2000, we issued 3,473,006 options to our employees as well as to nonemployees with an exercise price below market value resulting in deferred compensation of $18,491,000. The defined compensation is being amortized over the four - year vesting period of the underlying stock options for options granted to employees and as earned for nonemployees in accordance with EITF 96-18.The total expense included in both the three and nine month periods related to these options is $762,000.

Amortization of intangible assets was $8,529,000 for three month period ended September 30, 2000 as compared to $113,000 for the three month period ended September 30, 1999 and was $8,647,000 for the nine months ended September 30, 2000, as compared to $326,000 for the nine month period ended September 30,
1999.   The increase was partially due to the amortization of goodwill totaling
$3,863,000 and the amortization of assembled workforce totaling $17,000 in both the three and nine months ended September 30, 2000 incurred as a result of the Merger. In addition, during the three and nine months ended September 30, 2000, we incurred an impairment charge of approximately $4,611,000 to reduce the carrying value of certain capitalized patents determined not to be beneficial or expected to be utilized in future operations and which have no alternative future use. Patent impairment charges for the three and nine month periods ended September 30, 1999 were approximately $40,000 and $128,000, respectively. Amortization of patent cost were $38,000 and $156,000 for the three and nine months ended September 30, 2000, respectively as compared to $73,000 and $198,000 for the three and nine months ended september 30, 1999, respectively.

A fixed asset disposition charge of $249,000 was incurred during the third quarter of 2000 for the book value of equipment disposed of as a result of the Merger.

A charge of $294,800,000 was incurred on July 31, 2000 resulting from that portion of the purchase price of Ontogeny and Reprogenesis that was identified as IPR&D. The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired, including IPR&D, based upon an independent appraisal which used proven valuation tools and techniques.

OTHER INCOME (EXPENSES)

Interest income for the three months ended September 30, 2000 was approximately $581,000 compared to approximately $366,000 for the same period in 1999, an increase of $215,000 or 59%. The increase in interest income for the three month period resulted primarily from a higher available investment balance as compared to the prior year as a result of the Merger. For the nine months ended September 30, 2000, interest and other income was $1,164,000 as compared to $1,618,000 for the nine months ended September 30, 1999, a decrease of $454,000 or 28%. The decrease in interest income for the nine month period resulted primarily from a lower average available investment balance as compared to the prior year.

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

NET LOSS

As a result of the foregoing, we incurred a net loss of $322,869,000 and $331,226,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to a net loss of $2,995,000 and $8,632,000 for the three and nine month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $44,169,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners and government grants, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker. In November 2000, we entered into purchase agreements relating to the private placement of 5,200,000 shares of common stock at $9.00 per share for net proceeds (after deduction of commissions and offering expenses) of approximately $43,750,000. The closing of the private placement will occur immediately following the declaration of effectiveness of the prospectus by the SEC.

Net cash used in operating activities was $14,146,000 for the nine month period ended September 30, 2000 compared to $11,677,000 for the nine month period ended September 30, 1999. The increase was primarily due to the impact of the Merger. Our investment in property, plant and equipment was $537,000 during the nine months and ended September 30, 2000 as compared to $594,000 during the nine months ended September 30, 1999. We currently plan to spend approximately $2,500,000 during the last quarter of 2000 and approximately $6,000,000 in 2001 on leasehold improvements and equipment purchases to upgrade our research and development facilities. In the nine months ended September 30, 2000 and 1999, we spent $564,000 and 551,000, respectively, on capitalized patent costs.

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

On October 9, 2000, we sold 107,143 shares of Exelixis, Inc. common stock at a price of $18.625 per share for total net proceeds of $1,995,472. These securities are included on our balance sheet as of September 30, 2000 under the category "Marketable securities - restricted". The fair market value of the shares as of September 30, 2000 was $3,361,612. The decline in value of $1,366,140 will be reflected in our statement of operations for the period ending December 31, 2000. In addition, we hold a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at a price of $1.00 per share exercisable until January 27, 2005. The value of this warrant is included in our balance sheet as of September 30, 2000 under the category "Marketable securities - restricted" with a fair market value of $1,627,219.

Financing activities generated approximately $4.5 million of cash in the nine months ended September 30, 2000 from the exercise of options and warrants.


In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for total proceeds of approximately $19,530,000. We expect that under the terms of the sale, we will receive royalties from Stryker products and, if approved for commercial sale, royalties which would exceed expected manufacturing revenues anticipated under the prior agreement.

We anticipate that our existing capital resources and the estimated net proceeds of $43,750,000 from the private placement of 5,200,000 shares of common stock at a price of $9.00 per share should enable us to maintain our current and planned operations into the fourth quarter of 2002. Our existing resources, excluding the net proceeds of $43,750,000, should enable us to maintain our operations into the fourth quarter of 2001. Under the terms of the private placement, the selling stockholders have agreed to purchase the shares of common stock upon receipt by us of notification from the Securities and Exchange Commission (the "Commission") of its willingness to declare the registration statement effective. Under the following circumstances, the selling stockholders are not obligated to close the private placement: failure by the Commission to indicate its willingness to declare the registration statement effective within 75 days of the initial filing; occurrence of an event which has a material adverse effect on our position (financial or otherwise), properties or results of operations taken as a whole; or breach by us of any other material obligation under the purchase agreement.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on Curis' consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"- An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The application of this interpretation resulted in approximately $19,100,000 of prepaid compensation, for the value of unvested stock options held by employees and consultants of Ontogeny. This amount is being amortized over the one-year vesting period of the underlying stock options. The adoption of this interpretation did not have a material effect on our financial statements, except as otherwise discussed above.

     Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," was issued in December 1999. SAB 101 requires companies to recognize certain up-front non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes," no later than the fourth quarter of fiscal 2000. We believe that the adoption of SAB 101 will not have a material impact on our reported operating results as it relates to the contract revenues, upfront non-refundable payments and milestone payments received in connection with collaborations.

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

At September 30, 2000, we had approximately $5.5 million outstanding under fixed rate capital leases which are not subject to fluctuations in interest rates.

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

                                                CURIS, INC.

Date:  December 6, 2000                         By:  /s/ George A. Eldridge
                                                     ---------------------------
                                                     Vice President, Finance and
                                                     Chief Financial Officer

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