Form 10-K
period 2000-12-31
CURIS INC
filed 2001-03-30
CIK 1108205

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       Commission File Number 000-30347

                                  CURIS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  04-3505116
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               61 Moulton Street
                        Cambridge, Massachusetts  02138
         (Address of principal executive offices, including zip code)

                                 617-503-6500
             (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
$0.01 par value per share


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 19, 2001, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $122,926,701 based on the closing sale price of $4.22 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 19, 2001, 31,420,225 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 14, 2001, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                  CURIS, INC.
                               TABLE OF CONTENTS

                                   Form 10-K

                                     PART I

ITEM 1.     BUSINESS.............................................................................   3
ITEM 2.     PROPERTIES...........................................................................  25
ITEM 3.     LEGAL PROCEEDINGS....................................................................  26
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  26
ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY....................................................  26

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS...............  29
ITEM 6.     SELECTED FINANCIAL DATA..............................................................  30
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..........................................................  31
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  48

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  49
ITEM 11.    EXECUTIVE COMPENSATION...............................................................  49
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  49
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  49

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................  50
SIGNATURES.......................................................................................  51



                          FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms "we," "us," "our," the "Company" and "Curis" mean Curis, Inc.

Curis(TM), Chondrogel(TM), Neo-Bladder(TM), Vascugel(TM) and BABS(TM) are trademarks of Curis. This Annual Report also contains trademarks of third parties. Each trademark of a third party appearing in this report is the property of its owner.

                                     PART I

ITEM 1.   BUSINESS

  Overview

     We intend to be a leader in the emerging field of regenerative medicine, which seeks to improve, restore or preserve the normal function of tissues and organs by harnessing the body's inherent ability to repair damage caused by disease, trauma or age. By applying our knowledge of how genes function (functional genomics) and our knowledge of how cells form into specialized adult tissues (developmental biology), we believe we will be able to:

  . activate cellular development pathways to promote repair and promote normal tissue and organ function; and

  .  inhibit abnormal growth pathways to treat certain types of cancer.

     We began operations on July 31, 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Each of these three companies made important contributions to the combined strength of our business. Those contributions include the following:

       Ontogeny:                Validated developmental biology and
                                functional genomic discovery engine

       Reprogenesis:            Clinical development, regulatory affairs,
                                quality assurance, manufacturing, biomaterials and tissue engineering expertise

       Creative BioMolecules:   Lead product awaiting regulatory review
                                and significant antibody and developmental biology intellectual property

     Our product development pipeline includes a product which is currently recommended for approval in Europe and Australia and is under regulatory review in the United States; a product in late-stage clinical development; multiple early clinical and advanced preclinical products; and a discovery engine that combines functional genomics and developmental biology across multiple therapeutic areas. By harnessing the body's inherent ability to repair damage caused by disease, trauma or age, we believe the products in our development pipeline have the potential to change the way degenerative disease, cancer and other disorders associated with loss of normal function are treated.

     Since the merger, we have completed an extensive review of the research and development pipeline of the combined companies, and have allocated resources among the various research and development projects based on their strategic fit and the availability of internal resources. To the extent a project requires greater resources than are available internally, we may seek to enter into academic and commercial collaborations to continue to pursue such projects.
Even though we have not identified any research and development projects for termination, we may not continue to pursue all of the research and development projects in our pipeline.

Background

  Regenerative Medicine Background

     The aging of the population is increasing the need for regenerative medicine therapies. Chronic degenerative diseases result in deteriorating quality of life and increasing cost of patient care. Currently, there are insufficient or inadequate therapies available to address the underlying loss of tissue function inherent in degenerative disorders (e.g. Alzheimer, Parkinson's Disease, diabetes, etc.). In addition, malignancies, trauma, auto-immune disorders and other similar conditions create the need for regenerative medicine therapies.

     One of the challenges facing healthcare providers who treat this aging population is how to provide access to effective therapeutics that are able to stimulate repair and regeneration of tissues and organ systems damaged by disease and age. There is mounting evidence that even elderly adults retain or can regain the capacity to repair and rebuild tissues and organs. The restoration of lost function would improve the independence and quality of life of the individual while having the potential to decrease the financial burden to society.

  Functional Genomics/Developmental Biology

     With the initial sequencing of the human genome complete, a major objective for biotechnology and pharmaceutical companies will be to identify the key target genes for drug discovery. A significant challenge will be to sort efficiently through the approximately 30,000 genes in the human genome to identify these key target genes. Understanding the function of genes in development processes has become an important basis for creating new drug development screens and innovative therapies.

     Developmental biology, the study of the genetic events and biological processes that control cell growth and cell differentiation in an organism from its beginning (embryogenesis) through maturation, is a powerful tool that can be used to identify therapeutics relevant to tissue repair and regeneration. It is now understood that the same mechanisms that govern embryonic development are active and required in adults for normal function, regeneration and repair. Examples of these mechanisms include the body's normal replenishing of the blood supply and maintenance of skin and hair growth. The control molecules discovered in the embryo may someday be applied to the treatment of adult diseases through cell re-population, regeneration or repair.

     We are positioned to integrate genomics sequence data, bioinformatics, chemoinformatics and knowledge of developmental biology to understand the function of genes in tissue formation and repair. We believe creating high throughput screening assays based on developmental biology discoveries will enable us to accelerate the identification of new therapeutic product candidates.

  The Drug Discovery and Development Process

     Historically, pharmaceutical products have been developed primarily by creating and screening large collections of chemical compounds and natural products. Using this approach, compounds are identified as pharmaceutical candidates based on their activity in simple tests that are believed to mimic aspects of human physiology or biochemistry. Should significant activity be found, the compound would then be examined in animal models believed to simulate human disease conditions. The principal limitation of this approach is that these tests and use of animal models have not always predicted a candidate drug's safety and efficacy in humans. In addition, the mechanisms by which these compounds acted and the underlying causes of the disease have in many cases remained unknown. Consequently, this approach has on occasion resulted in candidate drugs which are ineffective or which merely ameliorate symptoms of a disease without addressing its root causes.

     While offering a significant improvement over traditional large pharmaceutical drug discovery methods, a traditional genetics approach to drug development also has weaknesses when compared with a developmental biology-based approach. Traditional drug development relies on animal models and laboratory studies using mature animals. This approach has significant limitations because the biological processes of interest for treating disease are often inactive in the healthy adult animal and relevant animal models of disease are difficult to create and validate. We believe that examining tissues and organs active in embryonic development will provide a rich source of potentially relevant targets for drug discovery and help avoid these limitations. For these reasons, developmental biology may prove to be a more efficient route to discover targets and bring more product candidates into the clinic.

     Recent advances in developmental biology and genomics have the potential to facilitate drug discovery and development significantly by enabling the identification of the control molecules and cellular mechanisms by which organisms develop. This identification is important because these molecules and mechanisms are believed to be responsible for inducing organ development. In contrast to traditional drug discovery and development techniques, a developmental biology approach focuses first on the role of molecules in early organ development and allows the discovery of relevant molecules and processes because cell regeneration in adults often repeats the developmental processes.

  Our Regenerative Medicine Technologies

     We have expertise and capabilities in the four major regenerative medicine technologies which we believe are necessary to further our understanding of developmental processes and take advantage of the opportunities created by the sequencing of the human genome. These technologies are:

  .  Protein Factors:  Gene/protein identification, expression and functional
     ---------------
     characterization, and the ability to develop therapies based on or incorporating genes/proteins through protein biochemistry, protein production and protein delivery. Examples of protein factors include OP-1 for treatment of bone disorders and Hedgehog protein-based treatments for neurological disorders.

  .  Cell Therapies:  The ability to culture, qualify, deliver and manage cells
     --------------
     for the development of therapies incorporating living cells for tissue regeneration to restore normal physiological function. Examples of cell therapies include the differentiation of stem cells into mature beta islet cells for treating diabetes and Vascugel to prevent restenosis and thrombosis following vascular injury, such as that which occurs following surgery.

  .  Tissue Engineering:  Matrix development and delivery expertise including
     ------------------
     knowledge of biomaterials, synthetic materials and other scaffolds for tissue formation and knowledge of cell/factor/matrix interactions in tissue formation and repair. Examples of tissue engineering include the Chondrogel and Neo-Bladder products under development in which the shape and structure of combined cells and biomaterials are utilized to repair or replace organ-systems.

  .  Small Molecules:  Cell-based assays, developmental biology expertise, high
     ---------------
     throughput screening, combinatorial chemistry libraries and medicinal chemistry. Examples of small molecules include Cur-61414 for treatment of basal cell carcinoma and a Hedgehog agonist to stimulate regrowth of hair follicles.

  Protein Factors

     The role morphogenic proteins play in the formation, maintenance and repair of many tissues leads us to believe that these proteins may provide therapies to treat several types of acute injury or chronic disease. Our research and that of our collaborators have indicated that morphogenic proteins are critical in the formation of many tissues including bone, cartilage, kidney and brain. OP-1, a morphogenic protein, has been developed in a formulation with a collagen matrix for the purpose of inducing bone formation. In human trials, OP-1 has demonstrated the ability to repair bone defects in several orthopaedic indications. Additional clinical trials are currently underway by Stryker Corporation (Stryker) to evaluate OP-1 in other indications, including the treatment of fresh fractures, spinal fusion and periodontal disease. We are also exploring the role of several of the morphogenic proteins in tissues throughout the body for the purpose of identifying new product opportunities.

  Cell Therapies and Tissue Engineering

     For decades, scientists have sought to create new tissue in the body by transplanting viable cells. These cells often have not remained viable for extended periods or supported new tissue formation. The genesis of our tissue engineering technology was a series of observations made by researchers at Harvard University and Massachusetts Institute of Technology. In preclinical models, these researcher combined a suspension of cells with a fibrous biodegradable synthetic matrix material and then implanted the cell/matrix combination into a host. This biodegradable matrix imparts the structure that is often needed for the cells to organize themselves to form tissue. The host organ incorporated the transplanted synthetic matrix, and the creation of new tissue resulted, combined with cell growth and the development of a natural matrix by the transplanted cells. This approach allowed new solid structures to be implanted into the body using conventional open surgical procedures for the purpose of creating new solid tissue structures. The implantable technology using fibrous matrices has been licensed for genitourinary (i.e., kidney, ureter, bladder, urethra and reproductive system) and breast indications.

     Additionally, we and our collaborators have developed tissue formation techniques that could be delivered in a minimally invasive fashion. We have demonstrated in preclinical models that cells can be combined with viscous hydrogels. If the hydrogels were biodegradable, the cell/hydrogel suspensions could be delivered into the body in a minimally invasive procedure in both peripheral and deep body structures to produce new tissue. Once delivered into the body, the cells would remain viable, propagate and synthesize natural matrix materials with the net formation of new viable tissue. This hydrogel-based technology has been licensed to us in all therapeutic fields of use.

     Our tissue formation technology has a number of advantages compared to other approaches. Our technology is straightforward to apply and, for the injectable approach, can be delivered in a minimally invasive procedure using standard endoscopic devices. Furthermore, the technology can be applied to many tissue types. The physiological function and nature of certain stem cells, for example, suggest that they might be appropriate therapeutic products for diabetes and neurological disorders.

     On October 5, 2000, we announced the receipt of a second $2,000,000 grant from the National Institute of Standards and Technology (NIST) to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously, we were awarded a $2,000,000 grant from NIST to support the development of our cardiovascular products, including Vascugel. The grant period for the first NIST grant is from November 1, 1999 to October 31, 2002.

  Small Molecules

     A variety of approaches are being utilized by our scientists to study gene expression patterns and to determine the function of developmentally interesting proteins. Identifying the roles that a gene and its protein play during development is an essential element in determining its utility as a basis for a therapeutic agent or screening target. The program employs the following key elements:

  . expression profiling of genes across different developmental stages of organs and tissues to identify novel genes which may be important for repair and regeneration of these tissues in adults;

  . computer technology to categorize, characterize and help establish proprietary positions for gene discoveries;

  . a battery of assays to determine where and when genes and their products become active using our developmental biology technologies to investigate expression patterns in the embryo;

  . traditional and proprietary assays to rapidly determine the expression patterns of genes during development and in adult organs; and

  . small molecule screening through the use of functional assays, including cell-based assays, that are amenable to screening both biological and chemical libraries for active compounds.

     Our system compares complementary DNA libraries from relevant stages of embryonic development. We believe that functional screening programs are one answer to identifying the most promising drug development leads and we believe that developmental biology-based functional screening programs provide a powerful tool to identify the most significant genomic sequences that may have the highest therapeutic potential. Follow-up assay development and high-throughput screening produces proprietary lead compounds which can be optimized through standard medicinal chemistry methods. Using this approach, we have also generated additional potential product candidates:

  . a potential treatment for peripheral neuropathies (damaged nervous system tissues) from research based on the Hedgehog proteins;

  . a potential protein and small molecule-based treatment for hair loss from research based on the Hedgehog proteins;

  . a potential cell-based treatment derived from pancreatic ductal cells for Type I diabetes;

  . molecules for the potential treatment of Type II diabetes; a small molecule for the potential treatment of Basal Cell Carcinoma, bladder cancer and prostate cancer; and

  .  a small molecule for the potential treatment of colon cancer.

                                                          Curis Pipeline
------------------------------------------------------------------------------------------------------------------------------------
Product/
Therapeutic                                                                       IND                       Phase         Regulatory
Approach            Indication                 Research        Pre-Clinical    Preparation   Phase I/II   III/Pivotal       Review
------------------------------------------------------------------------------------------------------------------------------------
Chondrogel          Vesicoureteral Reflux      --------------------------------------------------------------
Vascugel            Coronary Artery Disease    -------------------------------------------------
Cur-61414           Basal Cell Carcinoma       -------------------------------------
BMP-7               Stroke Recovery            ---------------------
Hedgehog            Neuropathies/CNS           ---------------------
BMP-7               Chronic Renal Failure      ---------------------
Hedgehog            Hair Re-growth             ---------------------
Wnt                 Colon Cancer               ----------
Stem Cells          Type I Diabetes            ----------
Insulin Sensitizers Type II Diabetes           ----------
SMol. Inhibitors    Other Cancers              ----------
Hedgehog            Parkinson's Disease        ----------

                                              Programs Partnered with Stryker Corporation
------------------------------------------------------------------------------------------------------------------------------------
Product/
Therapeutic                                                  Pre-Clinical        IND                      Phase         Regulatory
Approach            Indication                 Research                      Preparation   Phase I/II   III/Pivotal       Review
------------------------------------------------------------------------------------------------------------------------------------
OP-1                Non-Union Fractures        ------------------------------------------------------------------------------
OP-1                Fresh Fractures            ---------------------------------------------------------------
OP-1                Spinal Fusion              ----------------------------------------------------
OP-1                Periodontal Disease        ----------------------------------------------------



Chondrogel for Vesicoureteral Reflux

  Vesicoureteral Reflux

     Under normal conditions, the orifice at the vesicoureteral junction (i.e., the junction at which the ureter enters the bladder) allows urine to enter the bladder and prevents urine from flowing back into the ureter, particularly during urination. In this way, the kidney is protected from high pressure in the bladder and from contamination by possibly infected urine. When the junction is incompetent, urine in the bladder flows back into the ureters and, in many cases, to the kidneys. Vesicoureteral reflux, a congenital condition, refers to the retrograde flow (i.e., reflux) of urine from the bladder into the ureter(s) and, often, to the kidney(s) and affects up to 3% of children.

     Reflux and resulting urinary tract infections (UTIs) and possible renal scarring are significant causes of illness in children. Primary reflux results from a congenital incompetence of the vesicoureteral junction. Retrograde flow of infected urine can result in kidney damage and scarring. Approximately 30-50% of all pediatric patients with UTIs also have reflux.

  Current Treatments/Limitations for Reflux

     The accepted standard of care for reflux is dependent on the severity of the condition and is designed to minimize or prevent kidney infections. Most patients with low-grade reflux may initially be managed medically. Medical management typically consists of administering antibiotics until the condition resolves. Additionally, standard care requires frequent urine cultures and invasive examinations to monitor the condition. The inherent risks associated with long-term use of antibiotics include the emergence of antibiotic resistant bacteria and allergic reactions, as well as other risks. The treatment regimens generally require the child to return regularly to the hospital or clinic for extensive and invasive studies.

     Open surgery is typically performed for severe reflux as well as for those cases of low-grade reflux where medical management has failed. Due to the inherent risks and invasiveness of surgery, there is a tendency for both the physician and parents to seek to avoid open reflux surgery. Typically, open reflux surgery is a two to three hour procedure, involves a two to five day hospital stay, has a significant degree of associated discomfort, is expensive and requires a four to six week recuperation.

     As a result of the inherent risks and invasiveness of surgery, less invasive approaches to treat reflux have been sought. In the early 1980s, the concept of treating reflux using an endoscopically delivered bulking agent was developed. The placement of a bulking agent at the ureteral junction prevents backflow of urine from the bladder to the ureter and kidneys, thus preventing reflux but not interfering with normal bladder function. This concept has been embraced by medical practitioners worldwide, but its use has not come into common practice in the United States due to the historic absence of a bulking agent that is generally accepted as safe, effective and durable. The minimally invasive injection of Teflon(R) paste as a bulking agent has been used in Europe to correct reflux; however, concern about particle migration has limited the use of Teflon(R) for this indication in the United States. Bovine dermal collagen preparations, derived from the skin of cows, and dextranomer beads in an hyaluronic acid have also been studied. The implant volume in patents and preclinical models treated with the latter materials in reflux and other indications has been reported to decrease over time due to natural breakdown and absorption, which, in turn, could result in eventual treatment failure.

     Deflux(R), a synthetic bulking agent, is marketed by Q-Med AB in Europe for the treatment of vesicoureteral reflux and incontinence and on October 19, 2000, based on the data presented to the Gastroenterology and Urological Devices Advisory Panel appointed by the FDA, the Advisory Panel voted to recommend approval of the marketing application subject to Q-Med AB furnishing additional data and analysis, and conducting a post-marketing study. While durability of Deflux(R) is uncertain, recent data suggest it may be able to compete with Chondrogel at a substantially lower cost.

  Our Approach

     We have developed an autologous cellular product which we believe meets the requirements for a desirable implant. Chondrogel can be implanted endoscopically (i.e., in a minimally invasive surgical procedure) at the defective vesicoureteral orifice, and is expected to reduce or eliminate the need for open surgery in many patients. Chondrogel consists of autologous cartilage cells in a calcium alginate gel. Cartilage cells are isolated from a tissue biopsy from the back of the subject's ear, expanded in tissue culture media, and combined with sodium alginate which is then mixed with a calcium suspension to form a hydrogel. The gel is thought to serve as a substrate for the cells and facilitate the creation and maintenance of cartilage architecture in the body. With time, the cells are thought to secrete a natural matrix that replaces the space initially occupied by the gel mixture.

     Chondrogel appears to be well tolerated, and has not exhibited evidence of any particulate migration in human or animal studies. By endoscopically implanting cells in a biodegradable hydrogel matrix, Chondrogel is thought to correct reflux by augmenting, or bulking, tissue at the vesicoureteral junction to prevent urine backflow without interfering with normal bladder function. Based on our experience to date, we believe Chondrogel will allow children with reflux to be treated safely and effectively with only minimally invasive outpatient procedures required for the cartilage harvest and injection of Chondrogel.

  Clinical Development of Chondrogel

     In 1996, clinical testing of Chondrogel was initiated in a safety study. The trial was conducted in 10 young adult volunteers and demonstrated that the biopsy tissue could be obtained safely. In November 1997, enrollment of a subsequent 29-patient Phase II open-label clinical trial was completed. This trial was designed to evaluate the safety and preliminary efficacy of Chondrogel in pediatric patients with vesicoureteral reflux. The primary endpoint of this trial, which was conducted at two sites, was avoidance of surgery after one or more treatments. Safety and efficacy measurements were made at three and twelve months post- treatment. At twelve months after treatment, 18 of 29 (62%) patients remained free of reflux.

     A Phase III clinical trial was initiated in May 1998. In September 1998, it was determined in preclinical models that product quality could be significantly improved with relatively minor modifications to the existing formulation. Enrollment in this Phase III trial was discontinued since it was expected that this improvement would maximize the clinical outcome. Development studies identified a formulation that would deliver an increased number of viable cells at injection. This formulation was incorporated in a "ready-to-use" preparation for injection. Formulation development studies were completed in February 1999, and a regulatory amendment describing the new formulation was submitted to the FDA. The FDA agreed to the use of the new formulation to treat patients in a new open label Phase III safety and efficacy trial. Patient enrollment in the trial began in July 1999, and was completed in September 2000. Data from this trial is expected to be available in late 2001. Pending evaluation of data from this trial, we expect to submit a Biologics License Application (BLA) to the FDA in 2002.

     The 61 patients enrolled in the Phase III trial are being treated to determine the safety and efficacy of the product being submitted for licensure. Data from the patients in the earlier trials (original formulation) will be used to demonstrate the safety and effectiveness of a similar product. The current trial is being conducted at eight clinical sites in the United States. The primary efficacy outcome for this trial is the resolution of reflux. In addition to the Phase III trial, the FDA has asked for data to demonstrate the role of both cartilage cells and an alginate hydrogel for product effectiveness (i.e., tissue bulking). Toward this end, a controlled clinical trial was initiated in urinary stress incontinence (a condition in which involuntary urination occurs during straining, coughing or sneezing), comparing Chondrogel with crosslinked alginate hydrogel without cartilage cells. This study is being conducted in up to ten centers in the United States and will enroll up to 30 adult patients in the Chondrogel treatment group and up to 30 adult patients in the alginate hydrogel group. This trial must be completed prior to a filing for FDA approval for the reflux indication. There can be no assurance that the data from the trial will be sufficient to gain marketing approval. Separate from these studies whose completion are required for licensure, we will also conduct a randomized, controlled (antibiotic treatment) clinical trial evaluating Chondrogel for the treatment of pediatric patients with less severe reflux than those enrolled in the current trial.

     Many of the biomaterials, cell types, and ingredients used in our products and product candidates have not previously been used as components in medicinal products. Historically, neither FDA nor other regulatory authorities have determined the safety and effectiveness of these materials for pharmaceutical or other medical use. Therefore, the acceptability or approvability of these materials has not been demonstrated.

Vascugel for the Inhibition of Restenosis and Thrombosis in Coronary and Peripheral Vascular Procedures

  Cardiovascular Biology

     Vascular arterial disease is the most common cause of death in the United States. Revascularization procedures such as coronary artery bypass graft surgery and therapies such as angioplasty and stenting are the current standard of care. However, a large number of these procedures fail after time due to conditions known as thrombosis and restenosis. Thrombosis is the blockage of the blood vessel due to the formation of blood clots. Restenosis is the re-narrowing of the treated blood vessel following vessel wall injury resulting in decreased blood flow.

     Restenosis occurs in large part because smooth muscle cells in the wall of the vessel proliferate after the vessel is damaged. This proliferation occurs because the cells on the inside of the vessel (endothelial cells) which normally control smooth muscle cell proliferation are damaged, and apparently can no longer provide the physiological function of keeping the underlying smooth muscle cells in a steady state. It is estimated that in the United States over
1.5 million percutaneous (i.e., balloon angioplasty and stenting) and peripheral and coronary arterial bypass procedures are performed each year and that a significant portion of these will fail within months, requiring reintervention with added risk. Of the approximately 1.5 million procedures per year, 845,000 (1998 data from Medical Data International) are angioplasty and stenting, 570,000 (1996 data from Medical Data International) are coronary artery bypass procedures, and 100,000 (1996 National Hospital Discharge Survey) are peripheral artery bypass procedures. Angioplasty and stenting procedures experience restenosis at a 15 to 50% rate within six months (30 to 50% rate without stenting, 15 to 33% with stenting). Coronary artery bypass grafts experience restenosis at a 12 to

20% rate after one year, while peripheral artery bypass grafts experience restenosis at a 15 to 20% rate after one year.

     Obstructive vascular problems also arise from the need for chronic access to the vasculature. An example of such access is the arterial/venous (A/V) shunt fashioned for patients with end-stage renal disease who require kidney dialysis. Typical failure rates of A/V shunts are 40-50% after 12 months.

  Our Approach

     We are developing a product, Vascugel, which seeks to enhance the efficacy of bypass surgery and chronic vascular access by reducing or eliminating restenosis. Vascugel does not currently address angioplasty or stenting procedures. Recognizing that the endothelial cells appear to regulate smooth muscle cell overgrowth, Vascugel utilizes allogeneic endothelial cells in a degradable matrix placed on the outside of injured vessels at the time of surgery. Other researchers are attempting to deliver inhibitors of smooth muscle cell proliferation directly to the lining of the artery to prevent the overgrowth of smooth muscle cells. This is complicated by the presence of blood flow at this site. In contrast, our approach seeks to reestablish the normal cellular control mechanism by implanting endothelial cells in a protected area next to the artery (i.e., on the outside where there is no blood flow.) When allogeneic endothelial cells are dispersed within a polymer matrix, they remain viable and exhibit normal behavior for extended periods. When the cell-matrix device is "wrapped" around injured arteries or grafts, restenosis was inhibited in preclinical studies. Moreover, we believe the cells prevent the overgrowth of smooth muscle cells over a long period of time. However, the immune responses of patients to these transplanted cells has not been characterized and we recognize the effectiveness of this product in recipients sensitized to materials or donor antigens by blood transfusion, pregnancy or organ transplantation is not known at this time.

     We have filed an IND to initiate a Phase I clinical study of Vascugel for the inhibition of restenosis, and began this study in the first quarter of 2001 in patients undergoing non-emergent coronary artery bypass surgery. We expect to complete recruitment in this study later this year. We are also exploring the possibility of filing another IND to initiate a Phase I clinical study of Vascugel for an additional indication.

Leads from Functional Genomics and Developmental Biology Platform

     We are developing several products identified through the use of a developmental biology-based system for the identification of gene function and the generation of drug development leads.

  Basal Cell Carcinoma

     Basal cell carcinoma, a form of skin cancer, is the most common human cancer. One quarter to one third of Caucasians have a lifetime risk of developing basal cell carcinoma; the prevalence rises to one half in high risk areas such as Australia. We have characterized and validated several targets for small molecule screening using our developmental biology approach. Having established that Patched1, a membrane receptor molecule, plays a role in the onset of basal cell carcinoma, we have identified a family of small molecules which block the Patched1 pathway and have the potential to treat basal cell carcinoma. A lead compound, Cur-61414, is currently in pre-clinical development in preparation for an IND to be filed for this indication in 2001.

  Nervous System Disorders

     Desert and Sonic Hedgehog proteins are active in the induction and maintenance of nervous system tissues. Our strategy is to use these inducing molecules or small molecule agonists to repair damaged nervous system tissues. We believe that many degenerative nerve diseases may be addressed by this strategy. Our lead neurology program is for the treatment of peripheral neuropathy. We are also evaluating these molecules for other central nervous system disorders, including Parkinson's disease, Alzheimer's disease and acute disorders (stroke and trauma).

     Peripheral neuropathy is a frequent complication of diabetes resulting in significant pain and disability due to the loss of nerve function. The National Institutes of Health estimate that 60 percent of patients with diabetes have some form of neuropathy. With more than 10 million diabetics in the United States, treatment for diabetic peripheral neuropathy represents a significant market opportunity. There is currently no adequate treatment for this condition.

     Parkinson's disease afflicts approximately 800,000 people in the United States. Alzheimer's disease and stroke represent even larger markets, and the unmet medical need is high for each of these conditions. Although these specific diseases and other central nervous system-related disorders occur in individuals for very different reasons, almost all of these disorders are characterized by the loss of cellular function.

     Having demonstrated the importance of Desert Hedgehog in normal peripheral nerve cell function, our researchers are now examining the therapeutic effect of Desert and Sonic Hedgehog, or derivative proteins or small molecule agonists, in preclinical models of peripheral neuropathy, whether resulting from diabetes or the dose-related side effects of chemotherapy.

  Hair Regrowth

     Sonic Hedgehog is expressed in the normal development of embryonic hair follicles. Our researchers have shown that administration of the Sonic Hedgehog protein can induce or accelerate hair growth in adult mice. Furthermore, disrupting Sonic Hedgehog activity prevents the appearance of normal hair. We are using the Sonic Hedgehog signaling pathway as a basis for small molecule screening assays focused on hair growth. The molecules discovered in these assays will be tested in preclinical models of hair growth.

  Diabetes

     Insulin-Dependent, or Type I Diabetes, and Non-Insulin-Dependent, or Type II Diabetes, are conditions where the pancreas produces insufficient insulin. There are over one million Type I diabetics and over fourteen million Type II diabetics in the United States, and the expense of treating these patents to society is thought to be second only to that of Alzheimer's disease. Our diabetes program involves the search for the developmental mechanisms, including factors and cells, which lead to production of the insulin-producing cells of the pancreas called beta cells. Determination of factors which lead to the production of beta cells and/or protect beta cells would represent a breakthrough in the understanding and treatment of Type I diabetics and might well also be useful for Type II diabetics.

     One approach that we are taking to treat diabetes is exploring the use of inducing molecules to produce pancreatic beta cells in the laboratory, and then to transplant those cells back into animals.

     Clinical leaders believe that the central problem standing in the way of widespread beta cell transplant is the lack of a reproducible source of pure cells. Current techniques to isolate beta cells from islets from animals or to create other sources of islets cannot generate pure reproducible cell populations. We have important assets that we believe give us an advantage in identifying the molecules and processes involved in cell production and cell maturation.

     Our short term goals in this area are to further characterize the molecules and contexts required in order to make insulin positive human cells, to develop the beta cell growth factor leads, and to use proprietary assays relevant to beta cell development to find small molecules which play a role in beta cell development and/or function.

  Colon Cancer and Other Cancers

     Colon cancer is the second leading cause of cancer-related deaths in the world with over 100,000 diagnosed each year in the United States. Many of these cases are associated with a mutation in a developmental pathway called Wnt, analogous to the role played by Patched1 in basal cell carcinoma. Our approach is to look into the role these and other developmental pathways play in various tumor types such as colon cancer, bladder cancer and prostate cancer, to name a few. Our goal is to develop a therapeutic intervention, possibly a small molecule, that specifically kills the tumor cells that are proliferating under the influence of these abnormally activated pathways.

Other Tissue Repair and Regeneration Product Opportunities

  Bladder Augmentation

     We are exploring the development of a tissue engineered autologous bladder product that would address current treatment limitations for bladder augmentation. Up to 50,000 patients per year in the United States could benefit from augmentation or replacement of a malfunctioning bladder due to congenital deficiencies, resections following cancer, trauma, or other genitourinary conditions. The current therapy for bladder augmentation is to transplant autologous segments of bowel to provide the needed structure. The surgeries are complex and expensive and can lead to significant complications such as metabolic problems, stone formation, mucous production, bowel obstruction and a substantial increase in cancer of the reconstructed bladder. The invasiveness, cost and complications of these surgeries limit their use to only the most severe bladder deficiencies (approximately 20,000 procedures per year in the United States). We believe that a less invasive and more effective approach could potentially increase the number of bladder augmentation surgeries.

     We and our collaborators are considering the development of an approach which would replace the transplanted bowel segments with an implant which consists of a biodegradable polymer scaffold seeded on its internal surface with urothelial cells that normally line the inside bladder wall and seeded on its outside surface with the smooth muscle cells that normally line the outside bladder wall. Such a tissue engineered bladder could remove the need for bowel resection and provide the patient with an implant created from the patient's own bladder cells. This could result in a newly created bladder section with many of the biological properties of the original bladder tissue. These properties include biocompatibility with urine, impermeability to urine, avoidance of stone formation compliance and long-term stability.

OP-1 For Certain Clinical and Pre-Clinical Opportunities

     Several therapeutic products based upon OP-1 are currently in development by our commercial partner, Stryker. The following table sets forth the product development programs relating to OP-1:

Potential Application                                          Development Status (1)
---------------------                                          ----------------------
Orthopaedic Reconstruction and Dental Applications
   Non-Union Fractures, Tibia.....................             U.S. Pivotal Trial Completed Regulatory Review underway in the United States, Recommended for Approval in Europe and
                                                               Australia
   Non-Union Fractures, All Long Bones............             U.S. Treatment Study
   Fresh Fractures................................             Phase III Trial underway
   Spinal Fusion..................................             Awaiting release of Phase II data
   Other Bone Graft Indications (2)...............             International Clinical Studies
   Periodontal Disease............................             Phase II Trial underway
   Cartilage Regeneration.........................             Preclinical

--------
  (1) "Pivotal Clinical Trials" are investigations conducted under an Investigational Device Exemption (IDE) intended to be used as the primary supporting documentation for regulatory approval of a new medical device.

  (2) Stryker has announced that it has initiated clinical studies for several orthopaedic reconstruction-applications of OP-1. Preliminary data has been reported from some of the ongoing studies.

  Orthopaedic Reconstruction and Dental Applications

     We have collaborated with Stryker, a leading specialty surgical and medical products company, to develop and commercialize orthopaedic reconstruction and dental therapy products using the OP-1, a powder mixture of OP-1 and a highly purified Type I collagen matrix which is formed into a paste. Under the terms of a collaboration agreement, Stryker has exclusive rights to develop, manufacture and commercialize OP-1 products in the fields of orthopaedic reconstruction and dental applications, and we will receive royalties on commercial sales of OP-1 products in these fields. We have retained all rights to OP-1 for all uses other than orthopaedic reconstruction and dental applications. See "--Collaborative Alliances and License Agreements--Agreements Relating to OP-1 -- Stryker Corporation."

     Orthopaedic Reconstruction. Through our collaboration with Stryker, we have generated substantial evidence that OP-1 is a potent stimulator of bone and cartilage formation. Numerous studies in six different animal species have demonstrated that OP-1 is capable of inducing bone regeneration at a wide array of sites within the body in which bone is normally present. Bone formed in response to OP-1 has been shown to be biochemically and biomechanically identical to normal bone.

     The most widely employed reconstruction procedure for the replacement of lost or damaged bone is bone grafting. Grafting involves surgical transplantation of bone or bone chips to the site of the defect to facilitate new bone formation. Autograft, the currently preferred grafting approach, involves two surgical steps: a first step to harvest the graft, and a second step to implant the graft at the site of the defect or injury. In addition to the pain and cost associated with this two-step procedure, many patients experience complications resulting from the graft harvesting step. A second approach involving allograft procedures utilizes bone grafts or demineralized bone taken from cadavers. We believe that the OP-1 applied locally to the site of the defect could be used as an alternative to many bone graft procedures, and may provide reliable healing without the need for graft harvesting with its associated complications.

     Under our agreement with Stryker, Stryker is solely responsible for clinical development and commercialization of the OP-1 in orthopaedic reconstruction products. The following four paragraphs are based upon information presented in Stryker's Annual Report on Form 10-K for the year ended December 31, 2000.

     In 1991, Stryker received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device known as the OP-1 Implant, which was developed in collaboration with one of our predecessors, Creative, as part of a long-term research program funded by Stryker since 1985. This device is composed of OP-1 and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that results in bone growth. In pre-clinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. In addition, results from early-stage animal trials of OP-1 in cartilage repair have been encouraging. The initial human clinical study, which began in 1992, compares the efficacy of the OP-1 Implant to autografts in the repair of non-union fractures of long bones. The patients involved in the trial all suffered tibial fractures that showed no evidence of healing at least nine months from the initial injury and at least three months after any prior surgical intervention. Patients received either the OP-1 Implant or autograft bone on a random basis. In 1995, the FDA allowed Stryker to enlarge the scope of the clinical trials for expanded indications of non- union fractures in all long bones. During 1996, the surgical procedures on the 122 patients in Stryker's tibial non-union clinical trial were completed and, in 1997, Stryker began the collection and analysis of the data from the clinical trial. The study demonstrated that the OP-1 Implant patients had comparable clinical success to the autograft patients without the need for a second invasive procedure to harvest autograft from the hip. There were three prospectively determined clinical trial outcomes defined in the study: weight- bearing; level of pain with weight-bearing; and radiographic assessment of the bridging of the non-union defect. The study design predicted 80% success at nine months post-surgery. Both the OP-1 Implant and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain and both groups had comparable results. The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criterion for bridging, although bridging was higher for the autograft group.

     A Pre-Market Approval (PMA) application for the OP-1 Implant was filed and accepted by the FDA in June 1999. Stryker received a "Not Approvable" letter from the FDA on January 29, 2001 that cited the failure of the pivotal clinical trial to meet the study endpoint of non-inferiority of the OP-1 Implant compared to the autograft control on a combined clinical and radiographic basis. The FDA has recommended to Stryker that to bring the PMA to an appropvable state, a new clinical trial for the same indication is required. Stryker believes the data show that OP-1 Implant has comparable clinical success to autograft and is in the process of meeting with the FDA to explore additional options. Stryker cannot predict the outcome of these meetings or the potential approval of the OP-1 Implant for the nonunion indication in the United States.

     Stryker also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, which was accepted for filing in July 1999. On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 for the indication of nonunions of the tibia which have failed prior autograft treatment or when autograft is not feasible. A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December of 1999, and in February 2001 the Australian Durg Evaluation Committee (ADEC) adopted a positive opinion to recommend the granting of marketing authorization for the OP-1 Implant for treatment of long bone nonunions secondary to trauma for the purpose of initiating new bone formation. Stryker believes that it will receive full approval in Europe and Australia during the first half of 2001 for the use of OP-1 in the above respective clinical indications. The Company cannot predict the exact timing of the regulatory process at the FDA or other global regulatory agencies. Further clinical testing and PMA filings would be necessary to expand the approved uses of the product beyond nonunions, if received.

     The OP-1 Implant is in pivotal and other later stage trials for other bone reconstruction indications including fresh fractures, spinal fusion and other bone graft indications. Stryker has initiated a 200 patient Phase III clinical study in Canada to evaluate the use of the OP-1 Implant for the treatment of fresh fractures and initiated a U.S. clinical study to evaluate the OP-1 Implant in a spine indication of which enrollment was completed in the first quarter of 2001. Stryker has also initiated clinical studies in several European countries. Stryker may initiate additional clinical trials to demonstrate the utility of OP-1 based products in additional orthopaedic indications. We believe that Stryker's goal is to market OP-1 products for a number of orthopaedic reconstruction indications in major markets around the world.

     Periodontal Tissue Repair. Periodontal disease is a bacterially induced inflammatory disorder that results in the progressive destruction of the periodontal tissues that hold teeth in place. Reliable and effective restoration of periodontal tissue damaged or lost as a result of periodontal disease is not possible with current therapies. Based on data from the most recent American Dental Association Survey of Services Rendered, or ADA Survey, in 1995 approximately four million patients underwent periodontal surgery in the United States for severe periodontal disease. We believe that many of these patients would have been candidates for treatment with an OP-1 periodontal product.

     Stryker is conducting a clinical trial in the United States to test OP-1 in the treatment of periodontal disease. Patient enrollment was completed in 2000 and analysis of the clinical data will commence after all patients have reached their follow-up point of one-year post treatment during the second half of 2001. This trial follows preclinical studies which demonstrated that an OP-1 was capable of regenerating the normal tissue structures surrounding the tooth root.

  Research Programs

     New Applications of Morphogenic Proteins. The morphogenic proteins to which we have proprietary rights are involved in the development of several tissues and mediate the activity of many cell types. We are exploring the biology and activity of these proteins to identify new therapeutic applications. This research will require significant development work to determine the therapeutic potential of these possible future products.

Collaborative Alliances and License Agreements

     Our strategy for development and commercialization of many of our products depends upon the formation of collaborations and strategic alliances. These alliances are designed to provide us with the requisite capital and development and marketing capabilities to commercialize the results of our discovery programs. It is our goal to have each alliance provide one or more of the following:

  .  up-front payments in the form of license fees and equity investments;

  .  royalties and milestone payments;

  .  technology and patent rights; or

  .  scientific and development resources.

     There can be no assurance that we will be able to establish additional collaborations and strategic alliances necessary to develop and commercialize our products, that any future arrangements will be on terms favorable to us or that the current or future strategic alliances ultimately will be successful.

  Agreements Relating to OP-1

     Stryker Corporation. We have a collaboration agreement with Stryker to identify and develop bone-inducing proteins and to develop dental therapeutics. OP-1 was first isolated and characterized by Creative scientists under this collaboration. Under this agreement, in exchange for research funding, future royalties and revenue from commercial manufacturing, Creative developed OP-1 as a therapy for orthopaedic reconstruction and cartilage regeneration, and supplied Stryker material for use in clinical trials. Creative restructured its agreements with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time, Stryker acquired Creative's commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture and sell products based on OP-1 proteins for use in orthopaedic reconstruction and dental therapies.

     We have agreed not to undertake any bone morphogenic protein (BMP)-related research, development or commercialization of any products in the fields of orthopaedic reconstruction and dental therapeutics, on our own behalf or for third parties, for the term of certain patents to the extent that the activities utilize technology, patents or certain personnel acquired from Creative in the merger. We have the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as neurological diseases, osteoporosis, renal failure and others. Subject to certain exceptions in connection with the acquisition or merger of Stryker, Stryker has agreed not to undertake any research, development or commercialization of any products in our field (applications other than orthopaedic reconstruction and dental therapies), on its own behalf or for third parties, for the term of those patents. Each company has the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees.

     We maintain an exclusive license in our field under certain patents and claims that were assigned to Stryker in November 1998 as part of the sale of certain of Creative's manufacturing rights and assets to Stryker. In addition, Stryker was granted an exclusive license under patents in Creative's morphogen portfolio for use in the fields of orthopaedic reconstruction and dental therapeutics.

     Genetics Institute. We have a cross-license agreement with Stryker and Genetics Institute, Inc., a wholly-owned subsidiary of American Home Products Corporation. Each party to the agreement has cross-licensed certain of its worldwide patent rights to each of the other parties, royalty-free, in the bone morphogenic/osteogenic protein family. The agreement allows the companies to commercialize their respective lead compounds, which are now in clinical trials for bone repair and regeneration, free of the risk of patent litigation among the parties. Under the agreement, which covers both then issued patents and pending patent applications, we and Stryker have exclusive rights to OP-1, under both our and Genetics Institute's patents. Genetics Institute and Yamanouchi Pharmaceutical Company, Ltd., its collaborative partner in the worldwide development of certain bone growth factors, have exclusive rights to BMP-2, their lead compound, under both their own and each of our and Stryker's patents. In addition, each party (Curis, Genetics Institute, and Stryker) have granted each other royalty-free, non- exclusive cross-licenses to patents and patent applications covering certain other related morphogenic proteins.

  Becton Dickinson

     In January 1999, Ontogeny (one of our predecessor companies) and Becton Dickinson entered into a two-year research collaboration focusing on the application of cellular therapy and human pancreatic beta islets in the treatment of diabetes. Under the terms of the agreement, Becton provided one advanced researcher to work full time at one of our facilities throughout the period of the research collaboration. All developments created by this researcher are our property.

     The agreement gave Becton the opportunity to negotiate exclusively with us for three months to obtain exclusive worldwide rights to develop and commercialize therapeutics comprising beta islet cells for the treatment of diabetes. On January 12, 2001, we received written notice from Becton that they are exercising their right to negotiate exclusively with us for the technology. On March 22, 2001, we received a further notice from Becton releasing us from the obligation to negotiate exclusively with them with respect to the technology. We now have the right to pursue independently the development of such products, either on our own or through collaboration with other research partners.

  Aegera Therapeutics, Inc.

     We announced that we have entered into a license and collaboration agreement, effective January 5, 2001, with Aegera Therapeutics, Inc., a privately-held biotechnology company headquartered in Montreal, Canada, granting us an exclusive worldwide license of Aegera's skin-derived, adult stem cell technologies. The agreement establishes a broad collaboration to investigate the therapeutic potential of these technologies in neurological, pancreatic and cardiovascular disorders. Research will be conducted at Curis, Aegera and McGill University, Aegera's academic collaborator. We believe that our expertise with stem cells, growth factors and small molecules, combined with Aegera's technologies, will represent a dynamic development paradigm for innovative regenerative therapeutics.

  Affymetrix

     In September 2000, we entered into a relationship with Affymetrix under which we are able to purchase and use the Affymetrix gene expression probe arrays. Gene expression probe arrays are automated assay devices that contain genetic information which allow biologists to identify those genes which are active in tissues and cells. These devices enable us to automate the process of identifying the genes and proteins that are active in the biological pathways regulating tissue growth and development.

  EVOTEC Biosystems AG (formerly Oxford Assymetry International PLC)

     We have renewed our contract services agreement with EVOTEC under which we are able to access the EVOTEC chemical library and utilize EVOTEC to perform high throughput screening of small molecules that regulate our proprietary developmental biology pathways. EVOTEC provides its services on a contract basis, and we own the intellectual property relating to small molecules discovered through these screening activities. The EVOTEC contract activities have played an important role in the identification of small molecules that regulate the hedgehog protein biological pathway and other pathways that we are exploring. We have also contracted with them to manufacture the necessary quantities of Cur-61414 to support our pre-clinical and clinical studies.

  Academic Collaborations

     We have relationships with a number of academic institutions and investigators who are focused on areas of interest to us, including morphogenic proteins, tissue engineering and developmental biology. In these collaborations, we seek to expand the scientific knowledge concerning internal research programs as well as the activities and characteristics of various proteins under development by our scientists. The academic collaborators are not our employees. Hence, we have limited control over their activities and limited amounts of their time are dedicated to our projects. From time to time, academic collaborators have relationships with other commercial entities, some of which may be our competitors. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements that provide for confidentiality of our proprietary technology and results of studies. We seek to obtain exclusive rights to license developments that may result from these studies; however, there is no guarantee that such licenses can be obtained.

  Enzon Cross-Licensing Agreement

     We own a number of issued U.S. and foreign patents with broad claims on the composition of Biosynthetic Antibody Binding Sites (BABS) proteins and their interdomain linkers. BABS is a separate technology developed by Creative, and to which we have retained rights, but which is not currently being utilized in our development programs. In December 1993, Creative signed cross- licensing and exclusive-marketing agreements with Enzon with regard to the two companies' intellectual property rights and know-how covering BABS proteins. The exclusive marketing agreement terminated in 1999, and cross-licenses enable us and Enzon to practice the technology and to grant sublicenses to third parties with the other party's consent.

Competition

     The therapeutic products that we are developing will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics is particularly intense and includes many large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology and medical device firms. Many of these companies have extensive financial, marketing and human resources which may result in significant competition. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing on a large scale, which may enhance their competitive position. In addition to competing with pharmaceutical and biotechnology and medical device companies, our products and technologies will also compete with those developed by academic and research institutions, government agencies and other public organizations conducting research. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for product research which are competitive with our products and technologies.

     The technology underlying the development of human therapeutic products is expected to continue to undergo rapid and significant advancement and change. In the future, our technological and commercial success will be based on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

     In addition to a product's patent position, efficacy and price, the timing of a product's introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we or our collaborative partners can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of the product is expected to have an important impact on our competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. If any research and development by others renders any of our products obsolete or noncompetitive, then our potential for success and profitability may be limited.

     We are aware of a number of companies that are engaged in the research and development of morphogenic proteins for the repair of bone and cartilage. Genetics Institute, acquired in 1996 by American Home Products Corporation, and its collaborative partners are pursuing the development of bone morphogenic proteins and have filed a BLA of a recombinant bone morphogenetic protein for the repair of orthopaedic and other skeletal defects. Genetics Institute has entered into relationships with Yamanouchi Pharmaceuticals Co., Ltd. and Medtronic Sofamor Danek, Inc. covering development and marketing of bone morphogenic proteins. Other companies may attempt to develop products incorporating proteins purified from bone, which may include bone morphogenic proteins, for orthopaedic applications. In addition, we believe that a number of biopharmaceutical companies are developing other recombinant human proteins, primarily growth factors, for use in the repair of bone and cartilage defects and in other indications. A number of other companies are pursuing traditional therapies, including autografts, allografts and electrical stimulation devices, as well as cell and gene therapies for the repair of bone and cartilage defects, that may compete with our products.

     We believe that potential dental or periodontal products that Stryker may develop will compete primarily with traditional therapies and therapies incorporating other morphogenic proteins or growth factors. Genetics Institute is also pursuing the development of bone morphogenic proteins for the repair of dental and periodontal tissue.

     Current competition for Chondrogel for vesicoureteral reflux includes medical management and surgical intervention (the so-called reimplantation procedure). Additionally, particular bulking agents could gain acceptance for the treatment of reflux. Bulking agents not yet on the market could become a factor, and "cross-over" bulking agents (Contigen and Durasphere(TM), for example, which are currently used to treat incontinence) and bulking agents currently in use in Europe (Teflon, Deflux and Macroplastique(TM)) could also compete with Chondrogel. On October 19, 2000, Q-Med AB presented its Deflux product for vesicoureteral reflux to the Gastroenterology and Urological Devices Advisory Panel appointed by the FDA. Based on the data presented, the Advisory Panel voted to recommend conditional approval of the marketing application by the FDA subject to Q-Med AB furnishing additional data and analysis, and conducting a post-marketing study. This product is on the market in Europe and, if approved and efficacious, could pose a significant competitive threat to Chondrogel.

     There are a variety of approaches to the prevention of restenosis following standard revascularization procedures that are currently being examined. Some of those approaches, in addition to Vascugel, are cell-based. For example, other researchers are attempting to directly reconstruct the endothelial cell lining of the artery in order to control the overgrowth of smooth muscle cells. Many, if not most, of the approaches currently being examined are being considered in conjunction with minimally invasive vascular procedures, such as angioplasty and stenting. However, it is possible and even likely that some of those approaches will also be examined for use in conjunction with the open surgical procedures (e.g., coronary artery bypass graft, peripheral artery bypass graft, A/V shunt) that are the initial clinical indications for Vascugel. Those approaches include systemic drug delivery (e.g., heparin, ACE inhibitors, antioxidants), radiation (e.g., catheter delivery system from Novoste), polymeric hydrogels delivered to the interior surface of the blood vessel (e.g., photo-crosslinked PEG from Focal), local drug delivery (e.g., heparin-coated stents from Medtronic, taxol-coated stents from Boston Scientific), biologics/gene therapy (e.g., VEGF-1, VEGF-2, nitrous oxide), and intravascular endothelial cells (e.g., endothelial cell paving of the interior of the vessel).

     Research in the field of developmental biology and genomics is highly competitive. Competitors in the field of developmental biology include, among others, Amgen, Inc., Chiron Corporation, Exelixis, Inc., Genentech, Inc., Geron Corporation, and Regeneron Corporation, as well as other private companies and major pharmaceutical companies. Competitors in the genomics area include, among others, public companies such as Axys Pharmaceuticals, Inc., Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc. and Myriad Genetics, Inc., as well as private companies and major pharmaceutical companies. We also compete with universities and other research institutions, including those receiving funding from the federally funded Human Genome Project. A number of entities are attempting to identify and patent rapidly randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, we believe that certain entities are pursuing a gene identification and characterization and product development strategy based on positional cloning. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us, which could have a material adverse effect on any related Curis research program. We also face competition from these and other entities in gaining access to DNA samples used in its research and development projects. We expect competition to intensify in genomics research as technical advances in the field are made and become more widely known.

     We rely on or will rely on our strategic partners for support in our disease research programs and may turn to our strategic partners for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic partners are conducting multiple product development efforts within each disease area that is the subject of our strategic alliance with them. Our strategic alliance agreements may not restrict the strategic partner from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a potential product under development by a strategic partner.

Patents and Proprietary Rights

     Our ability to commercialize our products and compete effectively with other companies will depend, in part, on our ability to maintain proprietary rights to our products and technology. We currently own or have rights to 133 issued and 184 pending patent applications in the United States and have foreign counterpart patent filings for most of these patents and patent applications. These patent applications are directed to compositions of matter, methods of making and using these compositions, methods of repairing, replacing, augmenting and creating tissue for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents relating to our proprietary technologies. The patent positions of pharmaceutical, biopharmaceutical, and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of these pending patent applications will result in issued patents, that we will develop additional proprietary technologies or products that are patentable, that any of our patents or those of our collaborative partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to conduct our business.

     Our success will depend in part on our ability to obtain marketing exclusivity for our products for a period of time sufficient to establish a market position and achieve an adequate return on our investment in product development. We believe that protection of our products and technology under United States and international patent laws and other intellectual property laws is an important factor in securing such market exclusivity.

     Although we pursue patent protection for our technology, significant legal issues remain as to the extent to which patent protection may be afforded in the field of biotechnology, in both the United States and foreign countries. Furthermore, the scope of protection has not yet been broadly tested. Therefore, we also rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Disclosure of our know-how is generally protected under confidentiality agreements. We do not know, however, whether all of our confidentiality agreements will be honored, that third parties will not develop equivalent technology independently, that disputes will not arise as to the ownership of technical information or that wrongful disclosure of our trade secrets will not occur.

     Our academic collaborators have certain rights to publish data and information regarding their discoveries to which we have rights. While we believe that the limitations on publication of data developed by our collaborators pursuant to our collaboration agreements will be sufficient to permit us to apply for patent protection in the areas in which we are interested in pursuing further research, there is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. Any such publication could affect our ability to obtain patent protection in the areas in which we may have an interest.

     We are party to various license agreements which give us rights to commercialize various technologies and to use certain technologies in our research and development processes. The consideration paid in exchange for these licenses include up-front fees, issuances of shares of common stock, annual royalties, milestone payments and running royalties on net sales by us and our sublicensees. The licensors may terminate these agreements if we fail to meet certain diligence requirements, fail to make payments or otherwise commit a material breach that is not cured after notice.

     Others may have filed, and in the future are likely to file, patent applications covering molecules, genes or gene products that are similar or identical to our technologies or products. These third party patent applications may have priority over patent applications filed by us. Any legal action against us or our strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our strategic partners would prevail in any such action or that any license required under any such patent would be made available upon commercially acceptable terms, or at all. Litigation, which could result in substantial costs to us, may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us.

     There is uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, USPTO examiners may not follow such guidelines and the USPTO's position could change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

Manufacturing

     We have limited experience and capabilities in large-scale commercial manufacturing of protein, cell therapy, biomaterials and small molecule products. Creative established manufacturing facilities to produce the OP-1 which were sold to Stryker in 1998. We retain some of the personnel with skills needed for analytical characterization and development of recombinant proteins. We have established a manufacturing facility and staff to support clinical trials of Chondrogel and Vascugel. We have in this group skills in the production and qualification of cell therapy and biocompatible materials products. Our commercialization plan for Chondrogel may involve in-house or contract manufacturing of this product. We do not currently have any commercial manufacturing operations in-house and do not have a qualified cGMP commercial manufacturing facility for Chondrogel or other products that we may choose to develop. We or our collaborative partners will need to establish commercial manufacturing capacity, either internally or through third parties, for future products that we or our collaborative partners may develop.

Sales and Marketing

     We currently have no sales, marketing and distribution experience or infrastructure. We plan to develop small specialty sales, marketing and distribution capabilities for the sale, marketing and distribution of Chondrogel and other specialty products. There are approximately 250 pediatric urologists who treat reflux in the United States. These providers treat the majority of cases of vesicoureteral reflux and can be addressed with a relatively small sales force. By maintaining all rights and directly marketing the Chondrogel product, we will retain a much greater portion of product sales than would have been possible if it had entered into a corporate collaboration with a marketing partner. However, we may not be able to successfully develop this sales, marketing and distribution capability. With respect to products which address larger markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties until we develop broader capabilities.

Regulatory Matters

     Regulation by governmental agencies in the United States and other countries is a significant factor in the clinical evaluation and licensing of our potential products as well as in the development and research of new products. All of our products currently under development will require regulatory approval by the FDA under the Food, Drug, and Cosmetic Act, as drugs or devices, or under the Public Health Service Act, as biologicals, to be marketed in the United States and by similar governmental agencies outside the United States. Regardless of the classification assigned to our products, all human diagnostic and therapeutic products are subject to rigorous testing to demonstrate their safety and efficacy. Generally, considerable time and expense are required to demonstrate safety for use in humans, to design an acceptable clinical trial to enroll patients and to clinically evaluate the safety and efficacy of a new product. Moreover, even after extensive preclinical testing, unanticipated side effects can arise during clinical trials and in the course of related or unrelated research (within or outside our control) that can halt or substantially delay the regulatory process at any point. Seeking and obtaining regulatory approval for a new therapeutic or diagnostic product is likely to take several years and will require the expenditure of substantial resources. We cannot assure you that any product which enters preclinical or clinical development will be approved for sale by the FDA or any other regulatory authorities.

     Products developed through genetic engineering, such as some of ours, are relatively new, and state and local regulation may increase, as genetically engineered products become more common. The federal government oversees certain recombinant DNA research activity through the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, known as the NIH Guidelines. We believe that our activities comply with the NIH Guidelines. Discussions have been underway since 1996 between the NIH and the FDA regarding alternative models for regulation of recombinant DNA research and the products resulting from such research, and the appropriateness of any continued NIH role. It is not possible to predict the effect of such potential regulatory changes on us or our potential competitors.

     Cellular and tissue-based (tissue engineering) medicinal products have been even more recently developed than genetically engineered products. No regulations and only minimal guidance (e.g., Proposed Approach to Regulation of Cellular and Tissue-Based Products) have been published by the FDA specific to products of this type. The FDA's Center for Biologics Evaluation and Review
(CBER) currently has the primary review responsibility for all cell therapy products regardless of whether they are, according to established definitions, considered to be biologicals, medical devices or combination products. The relative inexperience of regulatory authorities with the review and approval of tissue engineered products may lead to increased review times or to significant changes in local, state and national requirements which could have a significant impact on the progress of these programs.

     Our ability to conduct preclinical research is also subject to new and evolving regulations governing the use of human and embryonic tissues for isolating new growth factors and genes which may be useful in identifying and developing new therapeutic product candidates. Our ability to conduct critical research on which our development activities are based could be restricted or delayed depending on the outcome of pending rulemaking proceedings governing the use of these tissues and the collection of related genetic information.

  Pharmaceutical and Biological Products

     We expect that certain of our potential products will be regulated by the FDA or other regulatory authorities as pharmaceuticals or biologicals. The regulatory approval of pharmaceutical and biological products in the United States intended for therapeutic use in humans involves many steps. Similar requirements are imposed by other regulatory authorities in major market countries.

     Clinical testing usually occurs in three phases to demonstrate safety and efficacy of the product:

     . Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the efficacy and dosage levels of the product;

     . Phase II clinical trials involve testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group; and

     . Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group.

     Currently, the FDA requires the filing of new information for each distinct clinical study. After product approval, the FDA may request or require an additional phase (Phase IV) of clinical studies to provide further information on safety and/or efficacy.

     Many of the biomaterials, cell types, and ingredients used in our products and product candidates have not previously been used as components in medicinal products. Historically, neither the FDA nor other regulatory authorities have determined the safety and effectiveness of these materials for pharmaceutical or other medical use. Therefore, the acceptability or approvability of these materials has not been demonstrated.

  Devices

     We expect that certain of our potential products will be regulated by the FDA as Class III devices and as regulated devices by other regulatory authorities. Preclinical evaluations of Class III devices are similar to those of pharmaceuticals and biologicals, with additional emphasis on implant persistence, implant sensitization, and carrier characterization and specifications. Upon completion of preclinical testing, an Investigational Device Exemption (IDE) application is filed with the Center for Devices and Radiological Health in the FDA. Similar requirements are imposed by other regulatory authorities in major market countries.

     Following the completion of clinical studies, under the IDE, a company would then file a pre-market approval application (PMA) with the FDA. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not adhere to this schedule and further review may take additional time. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant is required to answer questions on the product's safety and effectiveness. Following the recommendation of the panel, a PMA may be granted by the FDA based on the PMA submission. Based on the data filed, the FDA regulates the indications or uses for which the product is approved and the precautions and warnings, if any, applicable to the product. If so approved, the product may then be marketed for the indications set forth in the FDA approved labeling.

  Employees

     We have approximately 136 full time employees, of whom 70 hold Ph.D. or other advanced degrees. Approximately 105 of these employees are currently involved in research, development, engineering, production, clinical or regulatory affairs activities. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     We have three facilities located in Cambridge, Massachusetts. Two of the facilities are located next to each other at 45 and 61 Moulton Street, and consist of approximately 34,000 and 18,000 square feet, respectively. 45 Moulton Street is leased until April 2006, and 61 Moulton Street is leased until April 2007. The third facility is located at 21 Erie Street, with approximately 50,000 square feet. This site is leased through the end of 2007. The Moulton Street buildings are used primarily by our research and administration groups, and the Erie Street building is used primarily by our development and manufacturing groups. We believe that our facilities will be adequate through at least the end of 2001.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which our property is the subject. To our knowledge, no material legal proceeding is being contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                                                   Age                        Position
---------------------------------------------------  --------  -----------------------------------------------
Doros Platika, M.D.                                     48     President and Chief Executive Officer

Andrew C. G. Uprichard, M.D., F.R.C.P                   43     Executive Vice President and Chief Operating
                                                               Officer

Lynn G. Baird, Ph.D.                                    53     Vice President of Preclinical and Regulatory
                                                               Development

George A. Eldridge                                      37     Vice President, Chief Financial Officer,
                                                               Secretary and Treasurer

Bruce J. Hudson                                         59     Vice President, Human Resources and
                                                               Administration

Daniel R. Passeri                                       40     Senior Vice President, Corporate Development
                                                               and Strategic Planning

Lee L. Rubin, Ph.D                                      50     Senior Vice President of Research and Chief
                                                               Scientific Officer

James S. Sigler                                         40     Vice President, Manufacturing

Doros Platika, M.D.          Dr. Platika has served as President and Chief Executive Officer and as a director of Curis since
                             February 2000 and served in such positions at Ontogeny since July 1996. From June 1993 to June 1996,
                             Dr. Platika was employed by Progenitor, Inc., a biotechnology company, most recently as Executive Vice
                             President responsible for research and development. Dr. Platika completed residencies in medicine and neurology at Massachusetts General Hospital, where he became Chief Resident. He did post-doctoral study at the Whitehead Institute, Massachusetts Institute of Technology and at Massachusetts General
                             Hospital in association with Harvard Medical School. Dr. Platika served on the faculties of Harvard
                             Medical School and Albert Einstein College of Medicine, where he was the head of gene therapy. Dr.
                             Platika completed his M.D. at the State University of New York at Stony Brook School of Medicine and
                             received his B.A. from Reed College.

Andrew C. G. Uprichard       Dr. Uprichard has served as Executive Vice President and Chief Operating Officer since November 2000.
                             From June 2000 to November 2000, Dr. Uprichard was employed by Pfizer, Inc., a pharmaceutical company, most recently as Vice President of Global Drug Development. Prior to Pfizer's merger with
                             Warner-Lambert Company, a pharmaceutical company, Dr. Uprichard spent 11 years with Parke-


                             Davis, a division of Warner-Lambert, as senior director of both the cardiovascular clinical group and the cardiovascular discovery group. Dr. Uprichard is a medical graduate of the University of Edinburgh in Scotland and a fellow of the Royal College of Physicians of the United Kingdom.

Lynn G. Baird, Ph.D.         Dr. Baird has served as Vice President of Preclinical and Regulatory Development of Curis since March
                             2000. She joined Reprogenesis as Vice President of Regulatory Affairs and Quality in June 1998. From
                             June 1995 through June 1998, Dr. Baird was employed by CytoTherapeutics, Inc., a biotechnology company involved in the development of encapsulated cellular therapeutics, most recently as Vice President of
                             Regulatory, Quality and Clinical Development. Prior to that, Dr. Baird held various positions in development and regulatory affairs at R. W. Johnson Pharmaceutical Research Institute, a Johnson &
                             Johnson company, and in regulatory affairs and technical management at Creative. Dr. Baird directed basic research in immunology at the Wistar Institute and Massachusetts General Hospital prior to moving to industry. She holds a Ph.D. in microbiology/immunology from the Medical College of Virginia, a M.S. in chemistry from Virginia Polytechnic Institute and a B.S. in psychology also from Virginia
                             Polytechnic Institute.

George A. Eldridge           Mr. Eldridge has served as Vice President, Chief Financial Officer and Treasurer of Curis since March
                             2000 and Secretary since December 2000. He joined Ontogeny in April 1996 as Vice President of Finance.
                             From April 1993 to April 1996, Mr. Eldridge was employed by Boston Life Sciences, Inc. where he was
                             Vice President, Corporate Development and Finance. Prior to that, he worked with the investment banking firm, Kidder, Peabody & Co., Incorporated for a total of five years in their New York and
                             Boston offices. A graduate of Dartmouth College, Mr. Eldridge received his M.B.A. from the University of Chicago Graduate School of Business.

Bruce J. Hudson              Mr. Hudson has served as Vice President, Human Resources and Administration of Curis since July 2000.
                             From September 1991 to July 2000, Mr. Hudson operated Hudson & Co., a human resources and management consulting firm. From January 1990 to September 1991, Mr. Hudson served as a Director of Staffing and
                             Planning for Western Digital Corporation. Mr. Hudson is a graduate of Springfield College with a B.A.
                             and M.S. degree.

Daniel R. Passeri            Mr. Passeri has served as Senior Vice President, Corporate Development and Strategic Planning of Curis
                             since November 2000. From March 1997 to November 2000, Mr. Passeri was employed by GeneLogic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic
                             Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri is a graduate of the National Law Center at George Washington University, with a J.D., of the Imperial
                             College of Science, Technology and Medicine at the University of London, with a M.S. in biotechnology, and of Northeastern University, with a B.S.


Lee L. Rubin, Ph.D.          Dr. Rubin has served as Senior Vice President of Research and Chief Scientific Officer of Curis since
                             September 2000 and prior to that as Vice President of Research of Curis since March 2000. He joined
                             Ontogeny in October 1997 as vice president of Research. Prior to joining Ontogeny, Dr. Rubin spent six years at Eisai London Laboratories at University College London, where he was director and professor of neurobiology. Prior to that, Dr. Rubin worked for four years with Athena NeuroSciences, Inc. as senior scientist and head of the blood-brain barrier program. Dr. Rubin completed his Ph.D. at Rockefeller
                             University and his B.A. at Cornell University.

James S. Sigler              Mr. Sigler has served as Vice President of Manufacturing of Curis since March 2000. He joined
                             Reprogenesis in May 1998, as Vice President of Manufacturing. From April 1994 to April 1998, Mr. Sigler
                             was Director of Manufacturing for Genzyme Tissue Repair, a biotechnology company specializing in the development and commercialization of cellular therapies. Prior to coming to BioSurface Technology,
                             Inc., Genzyme Tissue Repair's predecessor, in 1990, Mr. Sigler was an officer in the US Navy serving as a nuclear propulsion plant watch officer on board USS Enterprise, CVN 65. Mr. Sigler received his B.S.
                             from Cornell University, and his M.B.A. from Harvard Business School.


     In January 2000, Dr. Platika consented to a retroactive suspension beginning in June 1999 of his license to practice medicine by the Massachusetts Board of Registration in Medicine. Dr. Platika became eligible to apply for a stay of the suspension in December 1999. The Massachusetts Board found that Dr. Platika had violated various provisions of Massachusetts law by writing prescriptions which "were not issued in the usual course of his professional practice and without the appropriate Massachusetts registrations." Dr. Platika had undergone back surgery with associated back pain, and had been supplementing prescriptions written by his treating physician. In February 1999, related charges were filed against Dr. Platika in Waltham District Court in Massachusetts. In June 1999, Dr. Platika was placed on unsupervised pre-trial probation. The charges were dismissed in June 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock was first traded on the Nasdaq National Market on August 1, 2000. Our trading symbol is "CRIS." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our Common Stock as reported on the Nasdaq National Market:


                                                                 Curis
                                                              Common Stock
                                                      ----------------------------
Fiscal Year 2000                                          High            Low
----------------------------------------------------  -------------  -------------
Third Quarter  (from August 1, 2000).......                  $27.25         $13.88
Fourth Quarter..................................             $19.94         $ 6.88

     There were 305 holders of record of our Common Stock as of March 19, 2001. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our Common Stock are held by depositories, brokers or other nominees.

     We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the sole discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, capital requirements and any plans for expansion.

ITEM 6.     SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below have been derived from our consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Report.


                                                                                     Years Ended December 31,
                                                                      -------------------------------------------------------
                                                                          2000        1999        1998        1997       1996
                                                                          ----        ----        ----        ----       ----
                                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
 Research and development contracts and government grants.........   $     997   $   3,160   $  10,419    $ 12,693   $  5,548
 License fees and royalties.......................................          26          52          10           -     11,122
 Manufacturing contracts..........................................           -           -           -         394      4,486
                                                                     ---------   ---------   ---------    --------   --------
Total revenues....................................................       1,023       3,212      10,429      13,087     21,156
                                                                     ---------   ---------   ---------    --------   --------
 Costs and expenses:
 Research and development(A)......................................      17,424      10,435      24,856      25,122     15,651
 General and administrative(A)....................................       9,330       5,524       6,946       5,827      4,374
 Stock-based compensation(A)......................................      16,628          64         322         254         17
 Amortization of intangible assets................................      14,451         808         207         392        510
 Loss on disposition of fixed assets..............................         204           -           -           -          -
 In-process research and development..............................     294,800           -           -           -          -
 Cost of manufacturing contracts..................................           -           -           -         274      3,823
 1999 reorganization and 1998 sale of manufacturing operations....         (38)        256       1,362           -          -
                                                                     ---------   ---------   ---------    --------   --------
Total costs and expenses..........................................     352,799      17,087      33,693      31,869     24,375
                                                                     ---------   ---------   ---------    --------   --------
Loss from operations..............................................    (351,776)    (13,875)    (23,264)    (18,782)    (3,219)
                                                                     ---------   ---------   ---------    --------   --------
Other income (expense)
 Interest income and other income.................................       1,906       1,926       2,196       2,346      1,196
 Interest expense.................................................        (481)       (161)       (327)       (216)      (217)
                                                                     ---------   ---------   ---------    --------   --------
 Total other income (expense).....................................       1,425       1,765       1,869       2,130        979
                                                                     ---------   ---------   ---------    --------   --------
Net Loss..........................................................    (350,351)    (12,110)    (21,395)    (16,652)    (2,240)
Accretion and repurchase costs on Series 1998/A
 Preferred Stock..................................................           -      (2,395)       (987)          -          -
                                                                     ---------   ---------   ---------    --------   --------
Net loss applicable to common stockholders........................   $(350,351)  $ (14,505)  $ (22,382)   $(16,652)  $ (2,240)
                                                                     ---------   ---------   ---------    --------   --------
Basic and diluted net loss per common share.......................   $  (19.80)  $   (1.36)  $   (2.22)   $  (1.68)  $  (0.25)
                                                                     ---------   ---------   ---------    --------   --------
Weighted average common shares used for basic and diluted net
 loss computation.................................................      17,694      10,682      10,102       9,923      9,019
                                                                     ---------   ---------   ---------    --------   --------
(A) The following summarizes the departmental allocation of the stock-based compensation charge:

Research and development..........................................   $   8,358   $       -   $       -    $      -   $      -
General and administrative........................................       8,270          64         322         254         17
                                                                     ---------   ---------   ---------    --------   --------
Total stock-based compensation....................................   $  16,628   $      64   $     322    $    254   $     17
                                                                     =========   =========   =========    ========   ========


                                                                                       As of December 31,
                                                                     --------------------------------------------------------
                                                                          2000        1999        1998        1997       1996
                                                                          ----        ----        ----        ----       ----
                                                                                         (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities..................   $  75,799   $  21,371   $  57,935    $ 30,598   $ 50,075
Working capital...................................................      67,364      17,116      49,613      32,381     48,174
Total assets......................................................     182,682      28,892      66,164      59,038     73,819
Debt and lease obligations, net of current portion................       4,155       1,009         713       2,005      1,651
Accumulated deficit...............................................    (471,946)   (121,595)   (109,485)    (88,090)   (71,438)
Total stockholders' equity........................................     168,814      23,422      33,105      52,709     67,261

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

     On July 31, 2000, Creative BioMolecules, Inc. ("Creative"), Ontogeny, Inc. ("Ontogeny") and Reprogenesis, Inc. ("Reprogenesis") merged with and into Curis, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000. On July 31, 2000, Curis, as the surviving company of the merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the merger, Curis was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, Curis is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of Curis. The merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results since the merger date are included in the accompanying financial statements.

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

     The consolidated statement of operations data include only the results of operations of Creative for all periods prior to the date of the merger. The consolidated statement of operations data for the year ended December 31, 2000 include the operating results of Creative for the seven months ended July 31, 2000 and the operating results of Curis, comprising the combined operations of Creative, Ontogeny and Reprogenesis, for the five months ended December 31, 2000. The consolidated balance sheet data for all periods prior to the date of the merger reflect only the balance sheet of Creative. The consolidated balance sheet data as of December 31, 2000 reflects the balance sheet of Curis post merger.

     To date, revenues from research and development contracts and license fees have been generated from agreements between Creative and its collaborative partners. Over the next several years, Curis anticipates deriving most of its revenues from royalties from Stryker, from government grants and from additional collaboration agreements which Curis may enter into during such period. Curis is not currently receiving research and development payments under collaboration agreements but intends to seek additional corporate collaborations under which it may generate future revenues. Curis may not be able to enter into such collaborations on acceptable terms and thereby may not generate future research and development contract revenues.

     Research agreements with collaborative partners have typically obligated these collaborative partners to provide for the partial or complete funding of research and development for specified projects and pay royalties to Curis in exchange for licenses to market the resulting products. Curis has recognized revenue under these collaborations based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of milestones specified in collaborative agreements. Curis has been a party to research collaborations with Stryker to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen to develop products for the treatment of renal disorders. Each of these research collaborations was restructured in 1998 and the Biogen collaboration was terminated in December 1999.

     In November 1998, certain of the OP-1 manufacturing rights and facilities were sold to Stryker. Curis does not anticipate significant revenue from Stryker until OP-1 is approved for commercial sale when Curis will be entitled to royalties. Stryker has filed for marketing approval for certain uses of OP-1 in the U.S., Europe and Australia. On January 3, 2001, Stryker announced that the Committee for Proprietary Medicinal Products (CPMP) adopted a unanimous positive opinion to recommend the granting of marketing authorization for OP-1 as a drug in the European Union. On February 16, 2001, Stryker announced that it received a positive opinion from the Australian Drug Evaluation Committee (ADEC) recommending the granting of marketing authorization for OP-1 implantTM in Australia. On January 29, 2001, Stryker Corporation announced that it had received a not-approvable letter from the FDA regarding its PMA for OP-1 for use in treating nonunion fractures of the tibia. The FDA has recommended that Stryker conduct a new study for the same indication to bring the PMA to an approvable state. The receipt of this letter will delay the receipt of revenue from Stryker for the commercial sale of OP-1 in the U.S. until the FDA's concerns can be addressed. OP-1 is currently recommended for approval in Europe for the treatment of non-union fractures of the tibia and Australia for the treatment of non-union long bone fractures secondary to trauma for the purposes of initiating repair by new bone formation.

     In January 1999, Ontogeny and Becton Dickinson ("Becton") entered into a two-year research collaboration focusing on the application of cellular therapy and human pancreatic beta islets in the treatment of diabetes. Under the terms of the agreement, Becton provided one advanced researcher to work full time at one of our facilities throughout the period of the research collaboration. All developments created by this researcher are our property. The agreement gives Becton the opportunity to negotiate exclusively with us for three months to obtain exclusive worldwide rights to develop and commercialize therapeutics comprising beta islet cells for the treatment of diabetes. On January 12, 2001, we received written notice from Becton that it was exercising its right to negotiate exclusively with us for the rights to the technology. On March 22, 2001, we received a further notice from Becton releasing us from the obligation to negotiate exclusively with them with respect to the rights to the technology. We now have the right to pursue independently the development of such products, either on our own or through collaboration with other research partners.

     The Company announced that it has entered into a license and collaboration agreement, effective January 5, 2001, with Aegera Therapeutics, Inc. ("Aegera") granting the Company an exclusive worldwide license of Aegera's skin-derived, adult stem cell technologies. The agreement also proposes a three-year research collaboration agreement in which the Company will fund a total of 18 full time equivalent researchers dedicated to the agreement. In consideration for the technology license, the Company will be required to pay a $100,000 up front license fee, purchase $250,000 of equity securities in privately-held Aegera, and issue $150,000 of the Company's common stock to Aegera. In addition, under the terms of the agreement, the Company will be required to make various milestone and royalty related payments.

     Creative was developing a BMP-7 based therapy for chronic renal failure, Biogen provided research funding to Creative Through December 1999 pursuant to an option to develop BMP-7 as a therapy for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option and Creative assumed all rights to BMP-7 renal therapies. Curis has decided not to further fund this program but is exploring potential corporate partnerships to move this product opportunity forward.

     Curis has been awarded $4,000,000 of government grants from the National Institute of Standards and Technology (NIST). These grants are to be received over the period ending on December 31, 2003, are cancelable at the discretion of NIST and are subject to annual appropriation by the US government.

Curis recognizes grant revenue as the services are provided and costs are incurred under the terms of the grants.

     Operating expenses for the year ended December 31, 2000 include the operating expenses of Creative for the seven months ended July 31, 2000 and the operating expenses for Curis, comprising the combined operations of Creative, Ontogeny and Reprogenesis, for the period from August 1, 2000, to December 31, 2000. Operating expenses for the year ended December 31, 1999 include only the operating expenses of Creative for such period. Accordingly, comparisons of operating expenses between the 2000 and the 1999 periods may not prove to be meaningful. Additionally, in the year ended December 31, 2000, the Company incurred significant non-cash charges associated with the merger and cash expenses for merger related fees and expenses.

     Since the merger, Curis has reviewed the research and development pipeline of the combined companies, and has determined that Curis will allocate resources among the various research and development projects based on their strategic fit and the availability of internal resources. Curis' current plans anticipate spending approximately $40 million in each of 2001 and 2002 on operations.

     Future operating results will depend largely on the timing and magnitude of royalty payments from Stryker and the outcome of other products currently under development. We cannot be sure when those royalties will be received, if at all. Curis has never been profitable and expects to incur additional operating losses in the next several years. Curis' results of operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of entering into collaboration agreements and receiving payments from collaborative partners, the timing of payments under government grants, the timing of the receipt of royalties and the cost and outcome of clinical trials.

Results of Operations

  Years Ended December 31, 2000 and 1999

     Total revenues for the year ended December 31, 2000 were $1,023,000 as compared to $3,212,000 for the year ended December 31, 1999. Research and development contracts and government grants decreased 68% to $997,000 for the year ended December 31, 2000 from $3,160,000 for the year ended December 31, 1999. The decrease in research and development contract and government grant revenues from 1999 to 2000 was primarily the result of the termination of a research agreement with Biogen, Inc. in 1999 partially offset by revenues of $319,000 earned under the NIST grant received by Reprogenesis in November 1999.

     License fees and royalties decreased 50% to $26,000 for the year ended December 31, 2000 as compared to $52,000 for the year ended December 31, 1999. The decrease in license fees and royalties was primarily due to revenues received in 1999 from licensing patent rights and know-how associated with certain protein technology.

     Research and development expenses increased 67% to $17,424,000 for the year ended December 31, 2000 from $10,435,000 for the year ended December 31, 1999. The increase was primarily due to the impact of the merger which occurred on July 31, 2000. Research and development expenses for the year ended December 31, 2000 include the costs incurred by the combined companies for the period from August 1, 2000 to December 31, 2000. These include the cost of 111 people involved in research and development of $5,100,000, external lab services including clinical trials of $3,200,000, and facility related costs of $1,300,000. In addition, research and development expenses for the year ended December 31, 2000 include severance paid to former officers of Creative totaling $656,000, and severance payments relating to the termination of seven other employees totaling $251,000.

     General and administrative expenses increased 69% to $9,330,000 for the year ended December 31, 2000 from $5,524,000 for the year ended December 31, 1999. The increase was primarily due to costs incurred by the combined companies for the period from August 1, 2000 to December 31, 2000 which included personnel related costs of $1,400,000, legal and professional fees of $875,000, and insurance expense of $600,000. In addition, general and administrative expenses for the year ended December 31, 2000 include severance paid to former officers of Creative of $926,000 and severance payments relating to the termination of approximately eight other employees totaling $122,000.

     Stock-based compensation increased to $16,628,000 for the year ended December 31, 2000 from $64,000 for the year ended December 31, 1999. The increase was primarily due to $9,563,000 of amortization expense related to deferred compensation resulting from the merger which is being amortized over the vesting period of the underlying options through August 1, 2001. Additionally, a charge of $3,538,000 was recorded related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers, outside directors and employees. Also, 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer became fully vested upon the merger. Compensation expense of $1,623,000 was recognized based on the fair value of the shares on the date of the merger. Lastly, on August 18, 2000, Curis issued 3,473,006 options to its employees as well as to nonemployees with an exercise price below fair market value resulting in deferred compensation, net of terminations, of $17,330,000. The deferred compensation is being amortized over the four-year vesting period of the underlying stock options for options granted to employees and as earned for nonemployees in accordance with EITF 96-18. The total deferred compensation expense related to these options was $1,904,000 for the year ended December 31, 2000.

     Amortization of intangible assets was $14,451,000 for the year ended December 31, 2000, as compared to $808,000 for the year ended December 31, 1999. The increase was partially due to the amortization of goodwill totaling $9,641,000 and the amortization of assembled workforce totaling $42,000 incurred as a result of the merger. In addition, Curis incurred an impairment charge of approximately $4,611,000 to reduce the carrying value of certain capitalized patents determined not to be beneficial or expected to be utilized in future operations and which have no alternative future use. Patent impairment charges for the year ended December 31, 1999 were approximately $538,000. Amortization of patent costs were $157,000 for the year ended December 31, 2000 as compared to $270,000 for the year ended December 31, 1999.

     Fixed asset disposition charges totaling $204,000 were incurred during the year ended December 31, 2000 for the net book value of equipment disposed of as a result of the merger.

     A charge of $294,800,000 was incurred on July 31, 2000 resulting from that portion of the purchase price of Ontogeny and Reprogenesis that was identified as in-process research and development. The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired, including IPR&D, based upon an independent appraisal which used proven valuation tools and techniques.

     For the year ended December 31, 2000, interest and other income was $1,906,000 as compared to $1,926,000 for the year ended December 31, 1999, a decrease of $20,000 or 1%. The decrease in interest income resulted primarily from a slightly lower average available investment balance as compared to the prior year.

     For the year ended December 31, 2000, interest expense was $481,000 compared to $161,000 for the year ended December 31, 1999, an increase of $320,000 or 199%. The increase in interest expense resulted primarily from the consolidation into Curis of the outstanding lease obligations from the three companies prior to the merger.

     As a result of the foregoing, Curis incurred a net loss of $350,351,000 for the year ended December 31, 2000 as compared to a net loss of $12,110,000 for the year ended December 31, 1999.

  Years Ended December 31, 1999 and 1998

     Total revenues for the year ended December 31, 1999 were $3,212,000 as compared to $10,429,000 for the year ended December 31, 1998. Research and development contract revenues decreased 70% to $3,160,000 in 1999 from $10,419,000 in 1998. The decrease in research and development contract revenues from 1998 to 1999 was primarily the result of a decrease in research and development contract revenues from Stryker as Creative was not providing research services or supplying OP-1 to Stryker in 1999.

     License fees and royalties increased by $42,000 to $52,000 in 1999 from $10,000 in 1998. The increase in license fees and royalties is partially due to royalties from Stryker and partially due to an increase in revenue from licensing patent rights and know-how associated with certain protein technology which was not central to Creative's business.

     Total operating expenses decreased 49% to $17,086,000 in 1999 from $33,693,000 in 1998. Research and development expenses decreased 58% to $10,435,000 in 1999 from approximately $24,856,000 in 1998. The decrease was primarily due to the sale of certain of Creative's OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. Creative had previously reported the costs associated with such production of OP-1 as research and development expenses. During 1999, Creative's research and development expenses were related to renal disease therapy as part of the Biogen collaboration, neurological disease therapies and other proprietary indications.

     General and administrative expenses decreased 20% to $5,524,000 in 1999 from $6,946,000 in 1998. The decrease was primarily due to a reduction in external legal and other consulting costs and a reduction in personnel-related costs.

     Stock-based compensation decreased 80% to $64,000 in 1999 from $322,000 in 1998. In 1999 and 1998, Creative recorded charges of $64,000 and $205,000, respectively, related to changes in the exercise terms of stock option agreements in connection with the sale of its manufacturing operations.

     Amortization of intangible assets increased 292% to $808,000 in 1999 from $206,000 in 1998. The increase was primarily due to an impairment charge of $538,000 to reduce the carrying value of certain capitalized patents determined not to be beneficial or expected to be utilized in future operations and which have no alternative use. The remainder of the increase was due to an increase in patent amortization of $64,000.

     In October 1999, Creative reorganized to focus operations and financial resources on the development of its morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. In connection with this reorganization, Creative reduced its headcount from 70 to 43 employees and recorded approximately $511,000 in operating expenses for salary termination costs. In addition, in the fourth quarter of 1999 Creative determined that health insurance claims were less than originally estimated, related to the 1998 sale of manufacturing operations. This resulted in a reduction in the loss on sale of manufacturing operations of approximately $255,000 in 1999. The combination of these two items resulted in a $256,000 charge to operations.

     Interest income decreased 12% to $1,924,000 in 1999 from $2,183,000 in 1998 due to lower average balances of cash and marketable securities and lower interest rates in 1999, as compared to 1998. In May 1998, Creative sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, Creative received approximately $19,530,000 in the fourth quarter of 1998 from the sale of Creative's OP-1 manufacturing-related assets to Stryker. In May 1999, Creative repurchased all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in cash.

     Interest expense decreased approximately 51% to $161,000 in 1999 from $327,000 in 1998. The decrease in interest expense was due to a decrease in Creative's obligations under capital leases. As part of the sale to Stryker of certain of Creative's manufacturing-related assets in November 1998, Stryker assumed $710,000 of Creative's obligations under equipment lease agreements and $1,727,000 of Creative's obligations under a facility capital lease.

     As a result of the foregoing, Creative incurred a net loss of $12,110,000 in 1999 compared to a net loss of $21,395,000 in 1998.

     Accretion and repurchase costs on Series 1998/A Preferred Stock was $2,395,000 for the year ended December 31, 1999, and included the following:
$385,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $144,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999, a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. Accretion on Series 1998/A Preferred

Stock for the year ended December 31, 1998 was $987,000 and includes
$733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998 and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. As a result of the repurchase of the Series 1998/A Preferred Stock, there will be no further charges relating to the Series 1998/A Preferred Stock.

     In computing the net loss applicable to common stockholders for the years ended December 31, 1999 and 1998, the accretion and repurchase costs of the Series 1998/A Preferred Stock mentioned above are included.

  Liquidity and Capital Resources

     At December 31, 2000, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75,799,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners and government grants, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker. In November 2000, we entered into purchase agreements relating to the private placement of 5.2 million shares of common stock at $9.00 per share for net proceeds (after deduction of commissions and offering expenses) of approximately $43,348,000. We issued all of the shares in December 2000 upon the closing of the private placement.

     Net cash used in operating activities was $23,592,000 for the year ended December 31, 2000 compared to $14,768,000 for the year ended December 31, 1999. The increase was primarily due to the impact of the merger. Our investment in property, plant and equipment was $1,573,000 during the year ended December 31, 2000 and $610,000 during the year ended December 31, 1999. Curis currently plans to spend approximately $6,000,000 in 2001 on leasehold improvements and equipment purchases to upgrade our research and development facilities. In the year ended December 31, 2000 and the year ended December 31, 1999, we spent $564,000 and $777,000, respectively, on capitalized patent costs.

     As of December 31, 2000, we own 107,142 shares of Exelixis, Inc. ("Exelixis") common stock which are included on our balance sheet under the category "Marketable securities." During the first quarter of 2001, the Company sold all 107,142 shares of Exelixis common stock at an average price of $13.83 for total net proceeds of $1,470,000. The fair market value of the shares as of December 31, 2000 was $1,567,000. In addition, we hold a warrant to purchase 53,571 shares of Exelixis common stock at a price of $1.00 per share exercisable until January 27, 2005. The sale of the underlying shares of common stock is prohibited for a period of one year from the date the warrant is exercised. As a result, the value of this warrant is included in our balance sheet as of December 31, 2000 under the category "Marketable Securities--Restricted" with a fair market value of approximately $730,000. Unrealized gains and losses are recorded in stockholders' equity and realized gains and losses are recorded in the statement of operations in the period the securities are sold.

     Financing activities generated approximately $48,616,000 of cash in the year ended December 31, 2000 resulting primarily from the sale of 5.2 million shares of common stock at $9.00 for total net proceeds of $43,348,000 and proceeds from the exercise of options and warrants totaling approximately $5,357,000. Financing activities used cash of $20,493,000 in 1999 compared to $24,403,000 provided in 1998. On May 27, 1998, Creative completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. Since issuance of the Series 1998/A Preferred Stock, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 613,129 shares of common stock through May 7, 1999. On May 7, 1999, Creative repurchased 20,486 shares which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. The Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into common stock.

     In November 1998, certain OP-1 manufacturing rights and facilities were sold to Stryker. We expect that under the terms of the sale, we will receive royalties from Stryker products and, if approved for commercial sale, royalties which would exceed expected manufacturing revenues anticipated under the prior agreement.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

     Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition, was issued in December 1999. SAB No. 101 requires companies to recognize certain up-front nonrefundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company adopted this new accounting principle in the fourth quarter of fiscal 2000. The adoption of SAB No. 101 did not have any impact on the Company's reported operating results as it relates to the contract revenues, up-front nonrefundable payments and milestone payments received in connection with collaborations.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified areas, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. The application of this interpretation resulted in approximately $19,146,000 of deferred compensation for the value of unvested stock options held by employees and consultants primarily of Ontogeny. This amount is being amortized over the vesting period of the underlying options. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements, except as otherwise discussed above.

RISK FACTORS

     If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. Please read " Forward-Looking Information."

Risks Related to Our Business, Industry, Strategy and Operations

     We will face challenges in integrating Creative, Ontogeny and Reprogenesis and, as a result, may not realize the expected benefits of the merger.

     Curis was formed by the merger of Creative, Ontogeny and Reprogenesis on July 31, 2000. Integrating the operations and personnel of Creative, Ontogeny and Reprogenesis is a complex process. Employees and management of the three companies have played a key role in creating each business, and this, in turn has been an important motivational factor. The successful integration of our research, development, finance, legal, program management and human resources into a single organization has altered these prior relationships and may continue to affect productivity. In addition, it is likely to divert the attention of our management from ongoing operations and could lead to a loss of momentum in our operations, employee morale and our ability to retain some of our key employees. The loss of certain employees could result in a delay or disruption of one or more of the planned research and development programs of Curis.

     If we do not successfully integrate Creative, Ontogeny and Reprogenesis, or the benefits of the merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

     We have not commercialized any products to date, and if we do not commercialize any products we will not be profitable.

     To date, we have not commercialized or received regulatory approval to market the types of products that we or our collaborative partners are and will be developing. These types of products may require additional research and development, clinical trials and/or regulatory resources and/or expertise prior to any commercial sale.

     We currently have no products for sale by us or our collaborative partners. If we or our collaborative partners are not successful in developing and commercializing any products, we will not become profitable.

     We are dependent on collaborative partners for the development and commercialization of many of our products. Any failure or delay by these partners in developing or commercializing our products could eliminate significant portions of our anticipated product pipeline.

     Our strategy for development and commercialization of many of our products depends upon the formation of various collaborations and strategic alliances. We have entered into strategic alliances with Stryker Corporation and other companies, and plan to enter into additional alliances. If the products developed in our alliance with Stryker are not approved for commercial sale and we do not receive royalties from Stryker, our business will be materially and adversely affected. In addition, we may not be able to establish new collaborations and strategic alliances necessary to develop and commercialize products based upon our research efforts, or to establish such arrangements on terms favorable to us. We do not control the amount of resources or the schedule of product development in our collaborations with strategic partners and may not be able to control the efforts that any future strategic partners may devote to their respective programs with us. The timing and amount of any future royalties and manufacturing revenues with respect to product sales and product development under such collaborative arrangements will therefore depend on the level of commitment, timing and success of such collaborative partners' efforts. Accordingly, we cannot predict the success of current or future strategic alliances.

     We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

     The products that we will be developing compete with existing and new products being created by pharmaceutical, biopharmaceutical, biotechnology and medical device companies, as well as universities and other research institutions. Many of our competitors are substantially larger than we are and have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology or pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to any therapy we develop. Furthermore, many of our competitors are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. These competitors may discover, develop and commercialize products which render non-competitive or obsolete the products that we or our collaborative partners are seeking to develop and commercialize.

     Other companies are engaged in the research and development of proteins for various applications. We believe that other biopharmaceutical companies also are developing proteins, primarily growth factors, for use in the local repair of orthopaedic and skeletal defects and in other indications. In addition, a number of other companies are pursuing traditional therapies that may compete with our products, including bone grafts and electrical stimulation devices for the repair of orthopaedic and other skeletal defects.

     In the field of tissue engineering and the treatment of damaged or diseased tissue, we compete with several companies that are developing various tissue replacement products. In addition, a number of biotechnology, pharmaceutical and medical device companies are developing other types of products as alternatives to tissue replacement/augmentation for a variety of indications.

     For example, vesicoureteral reflux is a pediatric disorder of the urinary tract involving the backflow of urine from the bladder to the kidneys. Vesicoureteral reflux is currently treated in the United States either by surgery or with antibiotics; however, a number of other bulking agents, such as bovine dermal collagen, a substance derived from the skin of cows, synthetic materials and other biomaterials (such as dextranomer beads in a hydrogel), are being evaluated for use in its treatment.

     In the area of cardiovascular medicine, several approaches are currently being developed by major medical device, pharmaceutical and biotechnology companies to reduce restenosis or the re-narrowing of treated blood vessels, associated with current cardiovascular therapies. These approaches include, among others, local and systemic drug therapy, locally delivered radiation, gene therapy, and improved stents and stenting techniques.

     In addition, research in the field of developmental biology and genomics is highly competitive. Our competitors in the field of developmental biology include, among others, Amgen, Inc., Chiron Corporation, Exelixis, Inc., Genentech, Inc. and Geron Corporation, as well as other private companies and major pharmaceutical companies. Competitors in the genomics area include, among others, public companies such as Axys Pharmaceuticals, Inc., Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc. and Myriad Genetics, Inc., as well as private companies and major pharmaceutical companies. We also compete with universities and other research institutions, including those receiving funding from the federally funded Human Genome Project. A number of entities are attempting to identify and patent rapidly randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, we believe that certain entities are pursuing a gene identification and characterization and product development strategy based on positional cloning. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects. We expect competition to intensify in genomics research and developmental biology as technical advances in the field are made and become more widely known.

     We rely on our strategic partners for support in our disease research programs and intend to rely on our strategic partners for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic partners are conducting multiple product development efforts within each disease area that is the subject of our strategic alliance with them. Our strategic alliance agreements may not restrict a strategic partner from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a potential product under development by a strategic partner.

     The market may not be receptive to our products due to their use of new technologies or cost. Such a lack of reception could limit our sales of these and future products.

     The commercial success of our products that are approved for marketing will depend upon their acceptance by patients, the medical community and third-party payors. The OP-1, a biological device being developed by our strategic partner Stryker, is a new form of treatment for orthopaedic reconstruction, and will require a change from the current standard of care. Chondrogel, currently being developed for the vesicoureteral reflux indication, is based on the new technology of tissue engineering. These products may never gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approval is obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products.

     In addition, Chondrogel is an autologous cell-based product, meaning that a patient's own cells are used to treat a medical condition. Chondrogel may be more costly than other competitive bulking products because each cell batch must be handled individually. Therefore, traditional scale-up technologies are not applicable in our manufacturing process. We may not be able to manufacture products that will be cost effective or, if we can, our products may not receive commercial and market acceptance.

     Our growth could be limited if we are unable to attract and retain key personnel and consultants.

     Our success is substantially dependent on our ability to attract and retain qualified scientific and technical personnel for the research and development activities we conduct or sponsor. If we lose one or more of the members of our senior management or other key employees or consultants, our business and operating results could be seriously harmed. Only a limited number of the members of our senior management or other key employees, including Doros Platika, M.D., our President and Chief Executive Officer, have entered into employment agreements that provide for severance payments if they are terminated without cause. Andrew Uprichard, our Executive Vice President and Chief Operating Officer, and Daniel Passeri, our Senior Vice President, Corporate Development and Strategic Planning have reached agreement with respect to the provision for such severance payments, subject to the approval of the Compensation Committee of the Board of Directors which is expected early in the second quarter of 2001.

     Our anticipated growth and expansion into areas and activities requiring additional resources or expertise, such as regulatory affairs, compliance, manufacturing and marketing, will require the addition of new key personnel. The pool of personnel with the skills that we require is limited. Competition to hire from this limited pool is intense, and we may not be able to hire, train, retain or motivate such additional personnel.

     If we fail to obtain an adequate level of reimbursement for our future products or services by third-party payors, there may be no commercially viable markets for our products.

     The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

     In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of some or all of these proposals affects or will affect our ability to raise capital, obtain additional collaborative partners and market our products.

     If we or our collaborative partners obtain marketing approval for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

     We could be exposed to significant risk from liability claims if we are unable to obtain insurance at acceptable costs or otherwise protect ourselves against potential product liability claims.

     We may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our present insurance levels and insurance subsequently obtained will not provide adequate coverage against all potential claims.

Risks Relating to Financing

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability.

     We expect to incur substantial operating losses for the foreseeable future. We currently have no material sources of revenue from product sales or license fees. It is uncertain when, if ever, we will develop significant revenue sources or become profitable, even if we are able to commercialize products. In addition, because certain of our product candidates consist of living cells, they may be more expensive to manufacture than conventional therapeutic products.

     We expect to increase our spending significantly as we continue to expand our research and development programs, expand our clinical trials, apply for regulatory approvals and begin commercialization activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

     We may require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

     We will require substantial funds to continue our research and development programs, including clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

     . continued progress in our research and development programs, as well as the magnitude of these programs;

     . the resources required to initiate and then successfully complete our clinical trials for Chondrogel, Vascugel, Cur-61414 and other product candidates;

     . the time and costs involved in obtaining regulatory approvals for Chondrogel, Vascugel, Cur-61414 and other product candidates;

     .  the cost of manufacturing and commercialization activities;

     .  the cost of any additional facilities requirements;

     . the timing, receipt and amount of milestone and other payments from collaborative partners such as Stryker;

     . the timing, payment and amount of milestone payments, research funding and royalties due to licensors of patent rights and technology used to make, use and sell our product candidates;

     . the timing, receipt and amount of sales revenues and royalties from our potential products in the market; and

     . the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies.

     We estimate that it will cost at least $80 million to fund our operations until the end of 2002. At December 31, 2000, we had cash, cash equivalents and marketable securities of approximately $76 million, and with additional revenues from corporate partnerships and other revenues, we believe we will have sufficient capital resources to fund our operations into the fourth quarter of 2002. We may seek additional funding through collaborative arrangements and public or private financings. However, the biotechnology market is highly volatile and, depending on market conditions and the state of our research, development and commercialization programs, additional financing may not be available to us on acceptable terms or at all. If we fail to obtain such additional financing, our ability to continue all of our research, development, commercialization, manufacturing and marketing activities may be significantly diminished.

     If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue independently.

Risks Relating to Clinical and Regulatory Matters

     If our clinical trials are not successful, we will not be able to complete development and market or commercialize our products.

     In order to obtain regulatory approval for the commercial sale of our product candidates, we will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate the safety and efficacy of our products. We have limited experience in conducting clinical trials and rely at times on contract research organizations and collaborative partners for their performance and management.

     We cannot assure you that clinical trials of OP-1, Chondrogel, Vascugel or other product candidates under development will be sufficient to obtain regulatory approvals for the indications being studied. Furthermore, the timing and completion of the current and planned clinical trials for Chondrogel and Vascugel, Stryker's current and planned clinical trials of the OP-1, as well as clinical trials of other products, depend on, among other factors, the numbers of patients required for approval and the rate at which those patients are enrolled. In our clinical trials, more than the anticipated number of patients could be required and enrollment may not proceed at the predicted rate. Any increase in the number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, these products may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use.

     Progress in the area of orthopaedic reconstruction and dental applications is within the exclusive control of Stryker. We could experience significant delays if Stryker's is unable to expeditiously obtain regulatory approval for the commercialization of OP-1. For example, Stryker filed a Pre-Market Approval
(PMA) application for the OP-1, which was accepted by the FDA in June 1999. On January 29, 2001, Stryker Corporation announced that it had received a not-approvable letter from the FDA regarding its PMA for the OP-1. As reported by Stryker, the deficiencies cited in the letter relate primarily to the lack of statistical equivalence as compared to the control treatment of autograft in the clinical trial for tibial nonunions. The FDA has recommended that Stryker conduct a new study. As show by the Stryker example, the timing of the regulatory process is unpredictable and it is uncertain whether or when approvals will be obtained from the FDA or other regulatory agencies for any use of OP-1.

     We could also experience delays in our preclinical trials of any of our product candidates, unfavorable results in any development program, failure to obtain regulatory approval for the commercialization of any of our products or failure to achieve market acceptance of any approved products. Any of these events would have a negative impact on our ability to market a product.

     The development process necessary to obtain regulatory approval is complex, costly and lengthy and we may not obtain necessary regulatory approvals.

     We and our collaborative partners must obtain regulatory approval for ongoing development activities and before marketing or selling any of our products. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

     The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. We have only limited experience in filing and prosecuting applications for the conduct of clinical studies and for obtaining marketing approval. Any delay in obtaining or failure to obtain required clearance or approvals would reduce our ability to generate revenues from the affected product. We also plan to rely significantly on contract research organizations and collaborative partners as we build internal capabilities.

     Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third party payors.

     We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products outside of the United States. The approval procedure varies among countries and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

     Our ability to conduct preclinical research is also subject to new and evolving regulations governing the use of human and embryonic tissues for isolating new growth factors and genes which may be useful in identifying and developing new therapeutic product candidates. Our ability to conduct critical research on which our future development activities are based could be restricted or delayed depending on the outcome of pending rulemaking proceedings governing the use of these tissues and the collection of related genetic information.

     Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight which may affect our ability to successfully commercialize any products we develop.

     Even if we receive regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product is marketed or contain requirements for costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

     We may not be able to comply with other governmental regulations, which could subject us to penalties and otherwise result in the limitation of our operations.

     In addition to comprehensive regulation by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulation. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we would be able to comply with any applicable regulations.

     Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and dispersing of such materials comply with all applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

Risks Relating to Product Manufacturing, Marketing and Sales

     We have limited manufacturing capabilities and may be unable to expand our manufacturing capabilities as required to meet demand for our products.

     We have limited experience or capabilities in large-scale commercial manufacturing of any of our product candidates. Our current facilities and staff are inadequate for commercial production and distribution of products. Our marketing plan for Chondrogel may involve in-house manufacturing of this product. We may not be able to attract, train and retain the required personnel or to expand our manufacturing capability to manufacture commercial quantities of Chondrogel or any of our other products in a timely manner. Our manufacturing scale-up efforts may not be successful, and we may not be able to establish or maintain reliable, high-volume manufacturing capabilities at commercially reasonable costs on a timely basis, or at all. In addition, potential efforts to contract for manufacture of Chondrogel may not be successful.

     Delays in obtaining regulatory approval of our manufacturing facility and disruptions in our manufacturing process may delay or disrupt our commercialization efforts.

     Before we can begin commercially manufacturing our product candidates, we must obtain regulatory approval for our manufacturing facility and process. Manufacturing of our product candidates must comply with the regulations of the FDA and with foreign regulatory authorities, including current good manufacturing practices (cGMP). The cGMP regulations provide a framework that describe the minimum practices, facilities and controls to be used for the manufacture, processing, packing and holding of a medicinal product to assure that the product meets the established requirements for safety and effectiveness and govern manufacturing methods, quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our product candidates.

     We have no sales and marketing experience or infrastructure, which could impair or delay our ability to commercialize our products.

     We have no sales, marketing and distribution experience or infrastructure. We plan to develop small specialty sales, marketing and distribution capabilities for the sale, marketing and distribution of Chondrogel and other specialty products. However, we may not be able to successfully develop this sales, marketing and distribution capability. With respect to all of our other products which address larger markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties for the products that we are developing until we are able to develop more significant internal sales, marketing and distribution capabilities. We may have limited or no control over the sales, marketing and distribution activities of our present or future collaborative partners. Our future revenues may be materially dependent upon the success of the efforts of these third parties.

     In determining whether to perform sales, marketing and distribution functions ourselves, we face a number of risks, including:

     . not being able to attract and build a significant marketing staff or sales force;

     . the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues; and

     .  the failure of our direct sales and marketing efforts to be successful.

Risks Relating to Intellectual Property

     We may not be able to obtain patent protection for our discoveries and we may infringe patent rights of third parties.

     The patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual questions.

     Our success depends in significant part on our ability to:

     .  obtain patents;

     .  protect trade secrets;

     .  operate without infringing upon the proprietary rights of others; and

     .  prevent others from infringing on our proprietary rights.

     Patents may not issue from any of the patent applications that we own or license. If patents do issue, the allowed claims may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States have been maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

     We may not hold proprietary rights to some patents related to our proposed products. In some cases, these patents may be owned or controlled by third parties. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our proposed products or services. If licenses are not available to us on acceptable terms, we or our collaborative partners will not be able to develop and commercialize these products or services.

     If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us.

     We also rely significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information through confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

     We may become involved in expensive patent litigation or other intellectual property proceedings which could result in liability for damages or stop our development and commercialization efforts.

     There have been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

     Situations in which we may become involved in patent litigation or other intellectual property proceedings include:

     . initiation of litigation or other proceedings against third parties to enforce our patent rights;

     . initiation of litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our products or services do not infringe the third parties' patents;

     . participation in interference or opposition proceedings to determine the priority of invention if our competitors file patent applications that claim technology also claimed by us;

     . initiation of litigation by third parties claiming that our processes or products or the intended use of our products infringe their patent or other intellectual property rights; and

     . initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property which may be important to our business.

     The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all, and we could be liable for lost profits if we are found to infringe a valid patent, and treble damages if we are found to have willfully infringed such patent rights. Patent cases frequently involve highly complex scientific matters, and each party has the right to seek a trial by jury. Accordingly, litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent proceeding.

     Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and expense.

     If we breach any of the agreements under which we license or acquire intellectual property from others, we could lose intellectual property rights that are important to our business.

     We are a party to intellectual property licenses and agreements that are important to our business and expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we fail to comply with these requirements, we could lose intellectual property rights that are important to our business.

     If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.

     We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business and expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. With respect to the agreement with Stryker regarding OP-1, the assignment of intellectual property is irrevocable in the event of a breach of the agreement. Accordingly, it may be more difficult to enforce our rights in the absence of litigation.

Risks Related to Our Common Stock

     We expect that our stock price will fluctuate significantly.

     Our common stock is listed on the Nasdaq National Market under the ticker symbol "CRIS." The stock market, particularly in recent years, has experienced significant volatility particularly with respect to biopharmaceutical and biotechnology based stocks. The volatility of biopharmaceutical and biotechnology based stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause such volatility in the market price of the common stock include:

     . announcements of the introduction of new products by us or our competitors;

     .  market conditions in the biotechnology sectors;

     .  rumors relating to us or our competitors;

     .  litigation or public concern about the safety of our potential products;

     .  actual or anticipated variations in our quarterly operating results;

     . deviations in our operating results from the estimates of securities analysts;

     .  adverse results or delays in clinical trials;

     .  FDA or international regulatory actions; and

     .  general market conditions.

     If stockholders do not receive dividends, stockholders must rely on stock appreciation for any return on their investment in us.

     We have not declared or paid cash dividends on any of our capital stock. We currently intend to retain earnings, if any, for future growth and, therefore, do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of the common stock will provide a return to investors.

     We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect our stock price.

     Provisions of our certificate of incorporation, our bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. Our certificate of incorporation permits the board of directors to issue preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock.

     Our certificate of incorporation provides for staggered terms to be served by the board of directors which makes it difficult for stockholders to change the composition of the board of directors in any one year. In addition, our bylaws restrict the ability of stockholders to call a special meeting of the stockholders. These provisions may have the effect of preventing or delaying changes in control of our management.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At December 31, 2000, the fair market value of these securities amounted to approximately $22,584,000 with net unrealized losses of approximately $38,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we expect to hold our debt to maturity.

     As of December 31, 2000, in addition to the marketable securities discussed above, we held 107,142 shares of Exelixis, Inc. common stock with a fair market value as of that date of approximately $1,567,000. During the first quarter of 2001, we sold all 107,142 shares of Exelixis, Inc. common stock at an average price of $13.83 for total net proceeds of approximately $1,470,000. In addition, we hold a warrant to purchase 53,571 shares of Exelixis, Inc. common stock at a price of $1.00 per share exercisable until January 27, 2005. The value of this warrant, which as of December 31, 2000 was approximately $730,000, could fluctuate based on the price of Exelixis, Inc. common stock and market conditions.

     At December 31, 2000, we had approximately $4.6 million outstanding under fixed rate capital leases which are not subject to fluctuations in interest rates and approximately $1.1 million outstanding under a term loan agreement with an adjustable rate equal to prime.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors that is required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with our 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is set forth in the Proxy Statement under the headings "Compensation of Executive Officers" and "Director Compensation," which information is incorporated herein by reference. Information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Proxy Statement is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is set forth in the Proxy Statement under the heading "Compensation of Executive Officers Employment Agreements," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  Documents Filed as a Part of this Form 10-K:

          1. Financial Statements.  The Consolidated Financial Statements are
             --------------------
             included in the 2000 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholder's Equity, and Notes to Consolidated Financial Statements.

          2. Exhibits.  The Exhibits listed in the Exhibit Index immediately
             --------
             preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b)  Current Reports on Form 8-K.

     Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2000, reporting the issuance of a press release that announced the signing of purchase agreements relating to a private placement of
5.2 million shares of our Common Stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Curis, Inc.

                              By: /s/ Doros Platika, M.D.
                                 -----------------------------------------
                                 Doros Platika, M.D.
                                 President and Chief Executive Officer

Date:  March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                    Title                                      Date
----------------------------------------  -----------------------------------------  -----------------------------------------


/s/ Doros Platika, M.D.                   President and Chief Executive Officer                   March 30, 2001
---------------------------------
Doros Platika, M.D.                       (Principal Executive Director)

/s/ George A. Eldridge                    Vice President, Chief Financial Officer,                March 30, 2001
---------------------------------
George A. Eldridge                        Secretary and Treasurer (Principal
                                          Financial and Accounting Officer)

/s/ Susan B. Bayh                         Director                                                March 30, 2001
---------------------------------
Susan B. Bayh

/s/ Maryn D. Greenacre                    Director                                                March 30, 2001
---------------------------------
Maryn D. Greenacre

/s/ Ruth B. Kunath                        Director                                                March 30, 2001
---------------------------------
Ruth B. Kunath

/s/ James R. McNab, Jr.                   Director                                                March 30, 2001
---------------------------------
James R. McNab, Jr.

/s/ Douglas A. Melton                     Director                                                March 30, 2001
---------------------------------
Douglas A. Melton

/s/ Michael Rosenblatt                    Director                                                March 30, 2001
---------------------------------
Michael Rosenblatt

/s/ James R. Tobin                        Director                                                March 30, 2001
---------------------------------
James R. Tobin

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed herewith or incorporated herein by reference:

  Exhibit No.                                               Description
-------------        ----------------------------------------------------------------------------------------------
      3.1            Restated Certificate of Incorporation of Curis. (Previously filed with the SEC as Exhibit 3.3 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 19, 2000 and
                     incorporated herein by reference.)

      3.2            Amended and Restated By-laws of Curis. (Previously filed with the SEC as Exhibit 3.2 to the
                     Registration Statement on Form S-1 of Curis on December 20, 2000 and incorporated herein by reference.)

        4            Form of Curis Common Stock Certificate. (Previously filed with the SEC as Exhibit 4.1 to the
                     Joint Proxy Statement-Prospectus on Form S-4 of Curis on May 5, 2000, and incorporated herein by reference.)

     10.1            Master Lease Agreement, dated October 6, 1997, between Creative and FINOVA Technology
                     Finance, Inc. (Previously filed with the SEC as Exhibit 10.38 to the Creative Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

     10.2            Lease, dated as of November 16, 1995, as amended, between Ontogeny and Moulton Realty Corp.
                     (Previously filed with the SEC as Exhibit 10.42 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

*    10.3            Lease, dated as of March 15, 2001, between Curis and Moulton Realty Company.

     10.4            Lease, dated September 25, 1997, between Reprogenesis, Inc. ("Reprogenesis") and 21 Erie
                     Realty Trust. (Previously filed with the SEC as Exhibit 10.36 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

     10.5            First Amendment to Lease, dated October 1, 1998, between Reprogenesis and 21 Erie Realty
                     Trust. (Previously filed with the SEC as Exhibit 10.36 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

     10.6            Second Amendment to Lease, dated June 29, 2000, between Reprogenesis and 21 Erie Street
                     Trust. (Previously filed with the SEC as Exhibit 10.1 to the Curis Quarterly Report on Form
                     10-Q for the period ended June 30, 2000 (File No. 0-30347), and incorporated herein by reference.)

     10.7            Third Amendment to Lease, dated July 31, 2000, between Curis and 21 Erie Street Trust.
                     (Previously filed with the SEC as Exhibit 10.29 to the Curis Quarterly Report on Form 10-Q
                     for the period ended September 30, 2000 (File No. 0-30347), and incorporated herein by reference.)

*    10.8            Letter Agreement, dated December 27, 2000, between Curis and Fleet National Bank.

*    10.9            Promissory Note, dated December 27, 2000, made by Curis in favor of Fleet National Bank.

*   10.10            Pledge Agreement, dated December 27, 2000, from Curis to Fleet National Bank.

++  10.11            Master Restructuring Agreement, dated as of October 15, 1998, between Creative and Stryker
                     Corporation. (Previously filed as Exhibit 10.10 to the Creative Annual Report on Form 10-K
                     for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

++  10.12            Asset Purchase Agreement, dated as of October 15, 1998, between Creative and Stryker
                     Corporation. (Previously filed as Exhibit 10.11 to the Creative Annual Report on Form 10-K
                     for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

    10.13            Irrevocable License Agreement dated November 20, 1998, between Creative and Stryker
                     Corporation. (Previously filed as Exhibit 10.7 to the Creative Annual Report on Form 10-K for
                     the period ended December 31, 1999 (File No. 0-19910), and incorporated herein by reference.)

    10.14            Stryker Irrevocable License Agreement dated November 20, 1998, between Creative and


                     Stryker Corporation. (Previously filed as Exhibit 10.8 to the Creative Annual Report on Form 10-K for the
                     period ended December 31, 1999 (File No. 0-19910), and incorporated herein by reference.)

    10.15            Assignment from Creative to Stryker dated November 20, 1998.  (Previously filed as Exhibit
                     10.9 to the Creative Annual Report on Form 10-K for the period ended December 31, 1999 (File
                     No. 0-19910), and incorporated herein by reference.)

++  10.16            CBM Cross-License Agreement, dated as of November 26, 1993, between Creative and Enzon, Inc.
                     (Previously filed with the SEC as Exhibit 10.42 to the Creative Quarterly Report on Form 10-Q
                     for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

++  10.17            Enzon Cross-License Agreement, dated as of November 26, 1993, between Creative and Enzon,
                     Inc. (Previously filed with the SEC as Exhibit 10.43 to the Creative Quarterly Report on Form
                     10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

++  10.18            Cross-License Agreement, dated as of July 15, 1996, among Curis, Genetics Institute, Inc. and
                     Stryker Corporation. (Previously filed with the SEC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1996 of Genetics Institute, Inc. (File No.
                     0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and
                     incorporated herein by reference.)

++  10.19            License Agreement, dated November 30, 1997, between Curis and the Regents of the University of Michigan, as amended by a certain Amendment to License Agreement dated August 11, 1999.
                     (Previously filed with the SEC as Exhibit 10.32 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

++  10.20            Amended and Restated License Agreement (Exclusive), dated July 1, 1996, between Curis and the
                     Massachusetts Institute of Technology, as amended by the First Amendment to Restated License
                     Agreement dated February 22, 2000. (Previously filed with the SEC as Exhibit 10.33 to the
                     Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

++  10.21            Patent License Agreement (Exclusive), dated October 30, 1996, between Curis and the
                     Massachusetts Institute of Technology. (Previously filed with the SEC as Exhibit 10.34 to the
                     Joint Proxy Statement-Prospectus on June 2, 2000, and incorporated herein by reference.)

++  10.22            Exclusive License Agreement, dated February 20, 2000, between Curis and Children's Medical
                     Center Corporation.  (Previously filed with the SEC as Exhibit 10.35 to the Joint Proxy and incorporated herein by reference.)

    10.23            Termination and Release Agreement dated January 27, 1999, between Curis and American Medical Systems, Inc.
                     (Previously filed with the SEC as Exhibit 10.37 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on
                     June 2, 2000, and incorporated herein by reference.)

    10.24            Financial Assistance Award (Development of Perivascular Endothelial Cell Implants), dated November 1, 1999, between Curis and the National Institute of Standards and Technology, Advanced Technology Program. (Previously
                     filed with the SEC as Exhibit 10.38 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14,
                     2000, and incorporated herein by reference.)

*   10.25            Financial Assistance Award (Biomaterial for Minimally Invasive Therapies) dated November 1, 2000, between
                     Curis and the National Institute of Standards and Technology, Advanced Technology Program.

    10.26            Stock Subscription Warrant dated July 2, 1998, between Curis and TBCC Funding Trust II.
                     (Previously filed with the SEC as Exhibit 10.39 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

++  10.27            License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior
                     University. (Previously filed with the SEC as Exhibit 10.43 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

++  10.28            License Agreement, dated as of September 26, 1996 and amended January 15, 1997, among Curis,
                     The Johns Hopkins University and University of Washington School of Medicine.  (Previously
                     filed with the SEC as Exhibit 10.44 to the Joint Proxy Statement-Prospectus on Form S-4 of
                     Curis on June 2, 2000, and incorporated herein by reference.)

++  10.29            License Agreement, dated as of January 1, 1995, and as amended July 19, 1995 and August 30,
                     1996, between Curis and The Trustees of Columbia University in the City of New York.
                     (Previously filed with the SEC as Exhibit 10.45 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

++  10.30            License Agreement, dated as of February 9, 1995 and as amended (January 1, 1997), between
                     Curis and the President and Fellows of Harvard University. (Previously filed with the SEC as
                     Exhibit 10.46 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000,
                     and incorporated herein by reference.)

++  10.31            Amendment to License Agreement between Curis and Presidents and Fellows of Harvard College dated September 11, 2000. (Previously filed with the SEC as Exhibit 10.2 to the Curis
                     Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30347), and incorporated herein by reference.)

++  10.32            Exclusive License Agreement, dated as of November 2, 1998, among Curis and the Board of
                     Trustees of Leland Stanford Junior University and Johns Hopkins University. (Previously filed with the SEC as Exhibit 10.65 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on
                     June 2, 2000, and incorporated herein by reference.)

++  10.33            License Agreement, dated as of November 20, 1997, between Curis and the Board of Trustees of
                     Leland Stanford Junior University. (Previously filed with the SEC as Exhibit 10.66 to the
                     Joint Proxy Statement-Prospectus on Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

++  10.34            License Agreement, dated as of November 30, 1998, between Curis and the Board of Trustees of
                     Leland Stanford Junior University. (Previously filed with the SEC as Exhibit 10.67 to the
                     Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

++  10.35            License Agreement, dated as of June 13, 1996, between Curis and the President and Fellows of
                     Harvard College.  (Previously filed with the SEC as Exhibit 10.68 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

++  10.36            License Agreement, dated as of February 1, 1997, between Curis and the President and Fellows of Harvard College.  (Previously filed with the SEC as Exhibit 10.69 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

*+  10.37            License and Collaboration Agreement, dated as of January 5, 2001, between Curis and AEGERA.

    10.38            Warrant Agreement, dated as of October 1, 1997, between Curis and Lighthouse Capital
                     Partners, L.P. (Previously filed with the SEC as Exhibit 10.56 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.39            Warrant Agreement, dated as of December 17, 1999, between Curis and Lighthouse Capital III,
                     L.P. (Previously filed with the SEC as Exhibit 10.61 to the Joint Proxy Statement-Prospectus
                     on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.40            Stock Subscription Warrant, dated as of November 21, 1997, between Curis and MM Ventures.
                     (Previously filed with the SEC as Exhibit 10.57 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.41            Warrant Agreement, dated as of September 1, 1999, between Curis and Comdisco, Inc.
                     (Previously filed with the SEC as Exhibit 10.59 to the Joint Proxy Statement-Prospectus on
                     Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.42            Stock Subscription Warrant, dated as of November 21, 1999, between Curis and
                     Transamerica Business Credit Corp ("TBCC Funding Trust 1"). (Previously filed with the SEC as Exhibit 10.57 to the Joint Proxy Statement-Prospectus on Form
                     S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.43            Stock Subscription Warrant No. 2, dated as of November 15, 1999 between Curis and TBCC Funding Trust 1. (Previously filed with the SEC as Exhibit 10.60 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000,
                     and incorporated herein by reference.)

*   10.44            Employment Agreement dated June 17, 1996 between Ontogeny and Dr Platika.

    10.45            Secured Promissory Note dated June 17, 1996, between Ontogeny and Dr. Platika in the original principal amount of $500,000, as amended by that First
                     Amendment to Secured Promissory Note dated as of August 31, 1998 and that
                     Second Amendment to Secured Promissory Note dated as of December 15, 1999.
                     (Previously filed with the SEC as Exhibit 10.63 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on May 31, 2000, and incorporated herein by reference.)

    10.46            Pledge Agreement dated June 17, 1996, between Ontogeny and Dr. Platika.
                     (Previously filed with the SEC as Exhibit 10.64 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

    10.47            Mortgage dated December 15, 1999, between Ontogeny and Dr. and Patricia C.
                     Platika. (Previously filed with the SEC as Exhibit 10.70 to the Joint Proxy
                     Statement-Prospectus on Form S-4 of Curis on May 31, 2000, and incorporated herein by reference.)


    10.48            Curis 2000 Stock Incentive Plan. (Previously filed with the SEC as Exhibit
                     10.71 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on May 31,
                     2000, and incorporated herein by reference.)

    10.49            Curis 2000 Director Stock Option Plan. (Previously filed with the SEC as
                     Exhibit 10.72 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on
                     May 31, 2000, and incorporated herein by reference.)

     *21             Subsidiaries of Curis.

   *23.1             Consent of Arthur Andersen LLP.

   *23.2             Consent of Deloitte & Touche LLP.

__________
++ Confidential treatment has been granted as to certain portions of this exhibit.
+ Confidential treatment has been requested as to certain portions of this exhibit.
*  filed herewith.

Curis hereby agrees to furnish supplementally any schedules that have been omitted from this exhibit list to the Securities and Exchange Commission upon its request.

CURIS, INC. AND SUBSIDIARIES

Index

                                                                 Page

Report of Independent Public Accountants                         F-2
Independent Auditors' Report                                     F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999     F-4
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 2000, 1999 and 1998           F-5
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999 and 1998                         F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                               F-7
Notes to Consolidated Financial Statements                       F-8

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Curis, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Curis, Inc. (f.k.a. Creative BioMolecules, Inc.) and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Curis, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Boston, Massachusetts
January 30, 2001 (except with respect to the matters discussed in Note 19, as to which the date is March 13, 2001)

Independent Auditors' Report

To the Board of Directors and Stockholders of Curis, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Curis, Inc. (f.k.a. Creative BioMolecules, Inc.) and its subsidiary as of December 31, 1999 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Curis, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiary at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, on
February 14, 2000, Curis, Inc. entered into a merger agreement with Ontogeny, Inc. and Reprogenesis, Inc. to form Curis, Inc.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2000

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                                        December 31,
ASSETS                                                                                              2000            1999

Current Assets:
 Cash and cash equivalents                                                                     $  52,414,312   $   2,751,069
 Marketable securities                                                                            22,654,393      18,619,516
 Marketable securities--Restricted                                                                   729,905               -
 Accounts receivable                                                                                 358,388          60,296
 Prepaid expenses and other current assets                                                           920,485         146,764
                                                                                               -------------   -------------

     Total current assets                                                                         77,077,483      21,577,645
                                                                                               -------------   -------------

Property and Equipment, net                                                                        7,866,591       2,130,158
                                                                                               -------------   -------------

Other Assets:
 Notes receivable--Officers                                                                          230,000               -
 Intangible assets (Note 4)                                                                       97,145,664       5,075,914
 Deposits and other assets                                                                           362,252         108,574
                                                                                               -------------   -------------

     Total other assets                                                                           97,737,916       5,184,488
                                                                                               -------------   -------------

                                                                                               $ 182,681,990   $  28,892,291
                                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt and lease obligations, current portion                                                   $   1,971,609   $     347,323
 Accounts payable                                                                                  2,187,824         612,811
 Accrued liabilities                                                                               5,090,841       1,895,634
 Accrued compensation                                                                                462,800         944,270
 Deferred revenue                                                                                          -         661,279
                                                                                               -------------   -------------

     Total current liabilities                                                                     9,713,074       4,461,317
                                                                                               -------------   -------------

Debt and Lease Obligations, net of current portion                                                 4,155,150       1,009,388
                                                                                               -------------   -------------

Commitments (Note 7)

Stockholders' Equity:
 Preferred stock, $0.01 par value-
  Authorized--5,000,000 and 10,000,000 shares at December 31, 2000 and 1999, respectively
  Issued and outstanding--None                                                                             -               -
 Common Stock, $0.01 par value-
  Authorized--125,000,000 and 15,000,000 shares at December 31, 2000 and 1999, respectively
  Issued and outstanding--31,383,585 and 10,999,534 shares at December 31, 2000 and 1999,
   respectively                                                                                      313,836         109,995
 Additional paid-in capital                                                                      662,339,492     144,937,416
 Notes receivable                                                                                 (1,204,596)              -
 Deferred compensation                                                                           (22,893,619)              -
 Accumulated deficit                                                                            (471,945,648)   (121,595,024)
 Accumulated other comprehensive income (loss)                                                     2,204,301         (30,801)
                                                                                               -------------   -------------

     Total stockholders' equity                                                                  168,813,766      23,421,586
                                                                                               -------------   -------------

                                                                                               $ 182,681,990   $  28,892,291
                                                                                               =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

                                                                                    Year Ended December 31,
                                                                               2000            1999            1998
Revenues:
 Research and development contracts and government grants                $     997,078    $  3,159,460    $ 10,419,071
 License fees and royalties                                                     26,491          52,400          10,000
                                                                         -------------    ------------    ------------

     Total revenues                                                          1,023,569       3,211,860      10,429,071
                                                                         -------------    ------------    ------------

Costs and Expenses:
 Research and development (a)                                               17,423,895      10,434,560      24,856,147
 General and administrative (a)                                              9,330,256       5,524,077       6,946,012
 Stock-based compensation (a)                                               16,628,218          64,000         322,000
 Amortization of and impairment charge related to intangible assets         14,450,894         808,017         206,360
 Loss on disposition of fixed assets                                           203,904               -               -
 In-process research and development                                       294,800,000               -               -
 1999 reorganization costs and 1998 loss on sale of manufacturing              (38,391)        255,701       1,362,249
  operations                                                             -------------    ------------    ------------

     Total costs and expenses                                              352,798,776      17,086,355      33,692,768
                                                                         -------------    ------------    ------------

     Loss from operations                                                 (351,775,207)    (13,874,495)    (23,263,697)
                                                                         -------------    ------------    ------------

Other Income (Expenses):
 Interest income                                                             1,900,693       1,924,313       2,183,472
 Other income                                                                    5,200           1,777          12,391
 Interest expense                                                             (481,310)       (161,385)       (327,304)
                                                                         -------------    ------------    ------------

     Total other income                                                      1,424,583       1,764,705       1,868,559
                                                                         -------------    ------------    ------------

     Net loss                                                             (350,350,624)    (12,109,790)    (21,395,138)

Accretion and Repurchase Costs on Series 1998/A Preferred Stock                      -      (2,395,559)       (986,587)
                                                                         -------------    ------------    ------------

     Net loss applicable to common stockholders                          $(350,350,624)   $(14,505,349)   $(22,381,725)
                                                                         =============    ============    ============

Basic and Diluted Net Loss per Common Share                              $      (19.80)   $      (1.36)   $      (2.22)
                                                                         =============    ============    ============

Weighted Average Common Shares for Basic and Diluted Net Loss               17,693,966      10,681,547      10,101,632
 Computation                                                             =============    ============    ============

Net Loss                                                                 $(350,350,624)   $(12,109,790)   $(21,395,138)

Unrealized gain (loss) on marketable securities                              2,235,102        (136,262)        105,461
                                                                         -------------    ------------    ------------

     Comprehensive loss                                                  $(348,115,522)   $(12,246,052)   $(21,289,677)
                                                                         =============    ============    ============

(a) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development                                                 $   8,358,400    $          -    $          -
General and administrative                                                   8,269,818          64,000         322,000
                                                                         -------------    ------------    ------------

     Total stock-based compensation                                      $  16,628,218    $     64,000    $    322,000
                                                                         =============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                                                      Additional
                                                               Common Stock            Paid-in         Notes
                                                            Shares       Amount        Capital       Receivable
Balance, December 31, 1997                                10,017,775    $100,178     $140,699,260    $         -
 Conversions of Series 1998/A Preferred Stock into
  common stock                                               219,711       2,197        1,549,969              -

 Stock-based compensation                                     14,400         144          321,856              -
 Other issuances of common stock                              85,355         853          797,231              -
 Unrealized gain on marketable securities                          -           -                -              -
 Accretion on Series 1998/A Preferred Stock                        -           -         (986,587)             -
 Net loss                                                          -           -                -              -
                                                          ----------    --------     ------------   ------------
Balance, December 31, 1998                                10,337,241     103,372      142,381,729              -
 Conversions of Series 1998/A Preferred Stock into
  common stock                                               393,418       3,934        2,974,065              -
 Warrant exercises into common stock                         119,198       1,192          946,430              -
 Other issuances of common stock                             149,677       1,497          966,751              -
 Stock-based compensation                                          -           -           64,000              -
 Unrealized loss on marketable securities                          -           -                -              -
 Accretion and repurchase costs on Series 1998/A
  Preferred Stock                                                  -           -       (2,395,559)             -
 Net loss                                                          -           -                -              -
                                                          ----------    --------     ------------   ------------
Balance, December 31, 1999                                10,999,534     109,995      144,937,416              -
 Issuance of 5.2 million shares of common stock, net
  of issuance costs of approximately $3.5 million          5,200,000      52,000       43,296,458              -
 Issuance of common stock related to the acquisitions
  of Ontogeny and Reprogenesis                            14,452,913     144,529      447,249,424              -
 Issuance of restricted common stock for services                  -           -        1,623,000              -
 Warrant exercises into common stock                         113,119       1,131          306,430              -
 Other issuances of common stock                             478,313       4,784        5,044,174              -
 Exercise of common stock options through issuance of
  notes receivable                                           139,706       1,397        1,129,983     (1,131,380)
 Interest on notes receivable                                      -           -                -        (73,216)
 Stock-based compensation from modification of option
  agreements                                                       -           -        3,538,440              -
 Deferred compensation related to common stock options             -           -       17,329,822              -
 Amortization of deferred compensation                             -           -                -              -
 Deferred compensation related to forfeited options                -           -       (2,115,655)             -
 Unrealized gain on marketable securities                          -           -                -              -
 Net loss                                                          -           -                -              -
                                                          ----------    --------     ------------   ------------
Balance, December 31, 2000                                31,383,585    $313,836     $662,339,492   $ (1,204,596)
                                                          ==========    ========     ============   ============

                                                                                                Accumulated Other
                                                                Deferred        Accumulated       Comprehensive
                                                              Compensation        Deficit         Income (Loss)        Total
Balance, December 31, 1997                                    $          -     $ (88,090,096)      $        -     $  52,709,342
 Conversions of Series 1998/A Preferred Stock into
  common stock                                                           -                 -                -         1,552,166
 Stock-based compensation                                                -                 -                -           322,000
 Other issuances of common stock                                         -                 -                -           798,084
 Unrealized gain on marketable securities                                -                 -          105,461           105,461
 Accretion on Series 1998/A Preferred Stock                              -                 -                -          (986,587)
 Net loss                                                                -       (21,395,138)               -       (21,395,138)
                                                             -------------     -------------     ------------     -------------
Balance, December 31, 1998                                               -      (109,485,234)         105,461        33,105,328
 Conversions of Series 1998/A Preferred Stock into
  common stock                                                           -                 -                -         2,977,999
 Warrant exercises into common stock                                     -                 -                -           947,622
 Other issuances of common stock                                         -                 -                -           968,248
 Stock-based compensation                                                -                 -                -            64,000
 Unrealized loss on marketable securities                                -                 -         (136,262)         (136,262)
 Accretion and repurchase costs on Series 1998/A
  Preferred Stock                                                        -                 -                -        (2,395,559)
 Net loss                                                                -       (12,109,790)               -       (12,109,790)
                                                             -------------     -------------     ------------     -------------
Balance, December 31, 1999                                               -      (121,595,024)         (30,801)       23,421,586
 Issuance of 5.2 million shares of common stock, net
  of issuance costs of approximately $3.5 million                        -                 -                -        43,348,458
 Issuance of common stock related to the acquisitions
  of Ontogeny and Reprogenesis                                 (19,146,230)                -                -       428,247,723
 Issuance of restricted common stock for services                        -                 -                -         1,623,000
 Warrant exercises into common stock                                     -                 -                -           307,561
 Other issuances of common stock                                         -                 -                -         5,048,958
 Exercise of common stock options through issuance of
  notes receivable                                                       -                 -                -                 -
 Interest on notes receivable                                            -                 -                -           (73,216)
 Stock-based compensation from modification of option
  agreements                                                             -                 -                -         3,538,440
 Deferred compensation related to common stock options         (17,329,822)                -                -                 -
 Amortization of deferred compensation                          11,466,778                 -                -        11,466,778
 Deferred compensation related to forfeited options              2,115,655                 -                -                 -
 Unrealized gain on marketable securities                                -                 -        2,235,102         2,235,102
 Net loss                                                                -      (350,350,624)               -      (350,350,624)
                                                             -------------     -------------     ------------     -------------
Balance, December 31, 2000                                   $ (22,893,619)    $(471,945,648)    $  2,204,301     $ 168,813,766
                                                             =============     =============     ============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                   Year Ended December 31,
                                                                                          2000            1999            1998
Cash Flows from Operating Activities:
 Net loss                                                                            $(350,350,624)   $(12,109,790)   $(21,395,138)
 Adjustments to reconcile net loss to net cash used in operating activities-
  Loss on sale of manufacturing operations                                                       -               -       1,362,249
  Depreciation and amortization                                                         11,148,110         989,490       2,485,753
  Stock-based compensation expense                                                      16,628,218          64,000         371,999
  Reorganization expense adjustment                                                         39,141               -               -
  Noncash interest expense on notes payable                                                 12,811               -               -
  Noncash interest income on officers' notes receivable                                    (73,216)              -               -
  Impairment costs of patents                                                            4,611,261               -               -
  Loss on disposition of fixed assets                                                      203,904               -               -
  Write-off of in-process research and development                                     294,800,000               -               -
  Deferred patent and application costs                                                          -         537,781               -
  Increase (decrease) in operating assets and liabilities, net of assets acquired-
   Accounts receivable                                                                     (97,507)        608,936       3,903,286
   Prepaid expenses and other current assets                                                52,660         154,137        (104,428)
   Notes receivable from related parties                                                    30,000               -               -
   Other assets                                                                            108,919               -               -
   Accounts payable and accrued liabilities                                                (44,002)     (2,012,555)       (696,973)
   Deferred contract revenue                                                              (661,279)     (3,000,000)      3,661,279
                                                                                     -------------    ------------    ------------
     Total adjustments                                                                 326,759,020      (2,658,211)     10,983,165
                                                                                     -------------    ------------    ------------
     Net cash used in operating activities                                             (23,591,604)    (14,768,001)    (10,411,973)
                                                                                     -------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of marketable securities                                                     (15,036,205)     (9,359,549)    (30,021,298)
 Sale of marketable securities                                                          12,506,525      30,903,094      18,368,193
 Expenditures for property and equipment                                                (1,573,494)       (610,013)     (2,849,288)
 Proceeds from sale of assets                                                              687,500               -               -
 Expenditures for patents                                                                 (563,882)       (776,586)     (1,120,609)
 Note receivable from officer                                                                    -               -         (10,000)
 Repayment of note receivable from officer                                                       -         116,668         116,667
 Decrease in deposits and other                                                                  -               -          12,549
 Proceeds from sale of manufacturing related assets                                              -               -      17,092,322
 Marketable securities received in acquisition of Ontogeny and Reprogenesis             17,829,518               -               -
 Cash received from acquisition of Ontogeny and Reprogenesis, net                       10,788,955               -               -
                                                                                     -------------    ------------    ------------
     Net cash provided by investing activities                                          24,638,917      20,273,614       1,588,536
                                                                                     -------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of 5.2 million shares of common stock, net of issuance costs    43,348,458               -               -
 Proceeds from warrant exercises                                                           307,561         947,622               -
 Proceeds from other issuances of common stock                                           5,048,958         968,248         798,084
 Proceeds from redeemable Series 1998/A Preferred Stock                                          -               -      23,618,366
 Repurchase of Series 1998/A Preferred Stock                                                     -     (22,470,347)              -
 Increase in obligations under capital leases                                            1,094,458         311,031         193,524
 Repayments of obligations under capital leases                                         (1,183,505)       (249,142)       (207,402)
                                                                                     -------------    ------------    ------------
     Net cash provided by (used in) financing activities                                48,615,930     (20,492,588)     24,402,572
                                                                                     -------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    49,663,243     (14,986,975)     15,579,135

Cash and Cash Equivalents, beginning of period                                           2,751,069      17,738,044       2,158,909
                                                                                     -------------    ------------    ------------

Cash and Cash Equivalents, end of period                                             $  52,414,312    $  2,751,069    $ 17,738,044
                                                                                     =============    ============    ============

Supplemental Disclosure of Noncash Investing and Financing Activities:
 Property and equipment purchased under capital lease obligations                    $   1,094,458    $    313,512    $  1,089,164
                                                                                     =============    ============    ============
 Capital leases assumed by buyer in connection with sale of manufacturing operations $           -    $          -    $  2,437,802
                                                                                     =============    ============    ============
 Conversion of Series 1998/A Preferred Stock                                         $           -    $  2,977,999    $  1,552,166
                                                                                     =============    ============    ============
 Issuance of notes receivable for exercise of stock options                          $   1,131,380    $          -    $          -
                                                                                     =============    ============    ============
Acquisition of Ontogeny and Reprogenesis:
 Fair value of assets acquired                                                       $  38,952,383    $          -    $          -
 Assumed liabilities                                                                    (9,143,881)              -               -
 Cost in excess of net assets acquired                                                 125,123,232               -               -
 In-process research and development cost acquired                                     294,800,000               -               -
 Acquisition costs incurred                                                             (2,337,781)              -               -
                                                                                     -------------    ------------    ------------
 Fair value of common stock issued                                                   $ 447,393,953    $          -    $          -
                                                                                     =============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  OPERATIONS

     On February 14, 2000, Creative BioMolecules, Inc. (Creative) announced that it would merge with Ontogeny, Inc. (Ontogeny) and Reprogenesis, Inc. (Reprogenesis) to form a public company named Curis, Inc. (Curis or the Company). Curis, the successor to Creative, recorded the merger as a purchase of Reprogenesis and Ontogeny.

     The Company focuses its efforts in the area of regenerative medicine and uses its functional genomics and developmental biology expertise to (i) activate cellular development pathways to promote repair and promote normal tissue and organ function and (ii) inhibit abnormal growth pathways to treat certain types of cancer. The Company has identified product leads from its experience in working with protein factors, cell therapies, biomaterials, tissue engineering and small molecules. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA government regulations and approval requirements.

(2)  MERGER

     Curis, Inc. was incorporated on February 14, 2000, and was formed on July 31, 2000. Creative (a Delaware corporation), Ontogeny (a Delaware corporation), and Reprogenesis (a Texas corporation), merged (the Merger) with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the Merger Agreement). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board Opinion (APB) No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results since the Merger date are included in the accompanying financial statements.

     Pursuant to the Merger Agreement, the following conversion ratios were applied to the outstanding securities of Creative, Ontogeny and
     Reprogenesis:

     . Creative's common stockholders and the holders of options or warrants to acquire the common stock of Creative received, or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company's common stock equal to 0.3000 multiplied by the number of shares of Creative common stock outstanding or subject to options or warrants;

     . Ontogeny's capital stockholders and the holders of options or warrants to acquire the capital stock of Ontogeny received, or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company's common stock equal to 0.2564 multiplied by the number of shares of Ontogeny capital stock outstanding or subject to options or warrants; and

     . Reprogenesis' capital stockholders and the holders of options or warrants to acquire the capital stock of Reprogenesis received, or are entitled to receive, upon the exercise of

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

        options or warrants, an aggregate number of shares of the Company's common stock equal to 0.1956 multiplied by the number of shares of Reprogenesis capital stock outstanding or subject to options or warrants.

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

     In accordance with APB Opinion No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The aggregate purchase price based on the fair market value of Creative common stock was $300,731,000 and $149,000,000 for Ontogeny and Reprogenesis, respectively, including the value of the outstanding options and warrants exchanged for options and warrants to purchase the Company's common stock and the transaction costs related to the Merger.

     The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $294,800,000 and assembled workforce of $500,000. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of four to five years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the Merger date.

     The acquired IPR&D consists of development work to date on 11 primary projects and six primary projects for Ontogeny and Reprogenesis, respectively. The technology resulting from these development efforts offer no alternative uses in the event that they prove not to be feasible. If a technology fails to achieve FDA approval or was considered for an alternate use, it would be subjected to the risk associated with another series of clinical trials. The new use would also face regulatory risk associated with the FDA approval process.

     The aggregate purchase price of $449,731,000, including acquisition costs, was allocated as follows:


               Current assets                         $ 32,082,000
               Property, plant and equipment             6,328,000
               Assembled workforce                         500,000
               In-process research and development     294,800,000
               Deferred compensation                    19,146,000
               Other assets                                542,000
               Goodwill                                105,477,000
               Assumed liabilities                      (9,144,000)
                                                      ------------
                                                      $449,731,000
                                                      ============

Unaudited pro forma operating results for the Company, assuming the Merger occurred at the beginning of the periods presented are as follows:

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


                                             Year Ended December 31,
                                               2000            1999
                                           ------------    ------------
            Revenues                       $  4,486,633    $  9,966,730
            Net loss                       $(98,674,701)   $(74,393,085)
            Net loss per share             $      (3.78)   $      (3.40)


     For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Use of Estimates

          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the collectability of receivables, the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

     (b)  Reclassifications

          Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

     (c)  Consolidation

          The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances are eliminated in consolidation.

     (d)  Revenue Recognition

          Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition, was issued in December 1999. SAB No. 101 requires companies to recognize certain up-front nonrefundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company adopted this new accounting principle in the fourth quarter of fiscal 2000, which did not have any impact on the Company's reported operating results as it relates to the contract revenues, up-front nonrefundable payments and milestone payments received in connection with collaborations.

          Research and development contract revenues consist of nonrefundable research and development funding under collaborative agreements with various strategic partners. Research and development contract revenue is recognized at the time the research and development activities are performed under the terms of the related agreements, when the strategic partner is obligated to pay and when no future obligations exist. As of December 31, 2000, the Company was not providing research and development services under corporate collaboration agreements.

          Government grant revenues consist of grant awards from the Department of Health and Human Services (DHHS) and the National Institute of Standards and Technology (NIST) (see Note 8). Revenue is recognized under government grants as the services are provided and payment is assured under the terms of the grant.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations as defined in the agreement are performed.

          Revenue from milestone or other contingent payments is recognized as earned in accordance with the terms of the related agreement. Royalties are recognized as earned under the Company's royalty agreements when amounts are determinable and payment is reasonably assured. The Company's manufacturing contracts provided for technical collaboration and manufacturing for third parties. Revenue was earned and recognized based upon work performed. The Company sold its manufacturing facilities to Stryker Corporation in November 1998 (see
          Note 11).

          During the years ended December 31, 2000, 1999 and 1998, total revenues from major customers as a percent of total revenues of the Company were as follows:

                                      Year Ended December 31,
                                       2000     1999    1998
                                       ----     ----    ----
               Biogen, Inc               -%      95%      28%
               Stryker Corporation      69%       3%      55%
               NIST                     24%       -%       -%

     (e)  Research and Development

          Research and development costs are charged to operations as incurred. Certain research and development projects are partially funded by research and development contracts and government grants, and the expenses related to these activities are included in research and development costs.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

     (f)  Cash Equivalents and Marketable Securities

          Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of three months or less. All other liquid investments are classified as marketable securities. Marketable securities have been designated as available-for-sale and are stated at market value with any unrealized holding gains or losses included as a component of stockholders' equity and any realized gains and losses recorded in the statement of operations in the period the securities are sold. The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 2000, with maturity dates ranging between one and 12 months are as follows:

                                             Amortized Cost       Unrealized Gain          Fair Value
                                                                       (Loss)
U.S. government obligations                     $ 2,574,742            $    3,530           $ 2,578,272
Commercial paper                                  9,763,209                   165             9,763,374
Corporate bonds and notes                        10,284,682               (41,901)           10,242,781
Corporate equity securities                          53,571             2,243,300             2,296,871
                                                -----------            ----------           -----------
                                                 22,676,204             2,205,094            24,881,298
Less--Cash and cash equivalents                  (1,497,793)                 (793)           (1,497,000)
                                                -----------            ----------           -----------

Available-for-sale marketable                   $21,178,411            $2,204,301           $23,384,298
 securities                                     ===========            ==========           ===========

          At December 31, 1999, the Company's marketable securities portfolio included approximately $18,620,000 in corporate bonds and notes as of December 31, 1999, all with maturities ranging from three to 12 months. At December 31, 1999, gross unrealized losses were $30,801.

          At December 31, 2000, the Company held 107,142 shares of Exelixis, Inc. (Exelixis) common stock which are included in the Company's balance sheet as of December 31, 2000, under the category "Marketable securities" with a fair market value of approximately $1,567,000. During the first quarter of 2001, the Company sold all shares of Exelixis common stock for total net proceeds of approximately $1,470,000 (see Note 19 - Subsequent Events). The Company also holds a warrant to purchase 53,571 shares of Exelixis common stock at $1.00 per share exercisable until January 27, 2005. The sale of the underlying common shares is prohibited for a period of one year from the date the warrant is exercised. As a result, the value of this warrant is included in the Company's balance sheet as of December 31, 2000 under the category "Marketable securities - Restricted" at its fair market value of approximately $730,000.

     (g)  Fair Value of Financial Instruments

          The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

          The estimated fair value of cash and cash equivalents, accounts and notes receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of marketable securities is based on current market values.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          The carrying amounts of the Company's debt and lease obligations also approximates fair value (see Note 6).

     (h)  Plant and Equipment

          Purchased equipment is recorded at cost. Leased equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, as follows:

                                                    Estimated
                 Asset Classification               Useful Life

             Laboratory equipment and computers     3-5 years
             Leasehold improvements                 Life of the lease
             Office furniture and equipment         5 years
             Equipment under lease obligations      Life of the lease

     (i)  Other Intangible Assets

          The Company has filed applications for United States and foreign patents covering aspects of its technology. Certain costs related to successful patent applications and certain costs related to pending applications from which the Company is currently deriving economic benefit, are capitalized and amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Accumulated amortization was approximately $445,000 and $912,000 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company recognized an impairment charge of approximately $4,611,000 to reduce the carrying value of certain patents (see Note 3(j)). The Company evaluates all patent costs and, to the extent there is uncertainty as to the realizability of such costs, they are expensed as incurred.

     (j)  Long-lived Assets

          The Company applies the provisions of Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair values of the assets with their carrying amounts. Any write- downs are to be treated as permanent reductions in the carrying amounts of the assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Accordingly, the Company evaluates the possible impairment of goodwill and other assets at each reporting period based on the projected cash flows of the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

          During the third quarter of the year ended December 31, 2000, the Company performed a review of its capitalized patent costs as part of evaluating its post-merger strategy. This review resulted in an impairment charge of approximately $4,611,000 to reduce the

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          carrying value of those patents determined not to be beneficial or not expected to be utilized in future operations and which have no alternative future use. This amount has been included under amortization of intangibles in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     (k)  Basic and Diluted Loss Per Common Share

          The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share were determined by dividing net loss, after giving effect to accretion and repurchase costs on Series 1998/A Preferred Stock in 1999 and 1998, by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock equivalents is antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in diluted net loss per common share, were 6,899,088, 1,834,513 and 2,521,200 as of December 31, 2000, 1999 and
          1998, respectively.

     (l)  Stock-Based Compensation

          Stock options issued to employees under the Company's stock option and purchase plans are accounted for under APB No. 25, Accounting for Stock Issued to Employees (see Note 14). All stock-based awards to non- employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

     (m)  New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

          In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified areas, as

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. The application of this interpretation resulted in approximately $19,146,000 of deferred compensation for the value of unvested stock options held by employees and consultants primarily of Ontogeny. This amount is being amortized over the vesting period of the underlying options. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements, except as otherwise discussed above.

(4)    INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                       December 31,
                                                   2000            1999
                                               ------------     ----------
            Goodwill                           $105,477,000     $        -
            Patents                               1,297,000      5,988,000
            Assembled workforce                     500,000              -
                                                107,274,000      5,988,000
            Less--Accumulated amortization      (10,128,000)      (912,000)
                                               ------------     ----------
                                               $ 97,146,000     $5,076,000
                                               ============     ==========

     Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of four to five years. Accumulated amortization as of December 31, 2000, was approximately $9,641,000 and $42,000 for goodwill and assembled workforce, respectively. Patent accumulated amortization (see Note 3(i)) was approximately $445,000 and $912,000 at December 31, 2000 and 1999, respectively.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            December 31,
                                                         2000          1999
                                                     -----------   -----------
     Laboratory equipment and furniture              $ 3,510,930   $ 4,093,121
     Equipment under notes payable
      and capital leases                               5,537,625     1,846,137
     Leasehold improvements under notes payable
      and capital leases                               3,431,496             -
     Leasehold improvements                            1,015,265       764,021
     Office furniture and equipment                      397,630     1,921,983
                                                     -----------   -----------
                                                      13,892,946     8,625,262
     Less--Accumulated depreciation and
      amortization                                    (6,026,355)   (6,495,104)
                                                     -----------   -----------
          Total                                      $ 7,866,591   $ 2,130,158
                                                     ===========   ===========

(6)  LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following at December 31, 2000 and 1999:

                                                           December 31,
                                                        2000            1999
                                                   -------------   -----------
     Notes payable to financing agencies
      for capital purchases                         $ 1,946,000     $        -
     Notes payable to Genetics Institute for
      technology purchases                              394,000              -
     Obligations under capital leases, net of
      $73,000 discount at December 31, 2000           3,787,000      1,357,000
                                                    -----------     ----------
                                                      6,127,000      1,357,000

     Less--Current portion                           (1,972,000)      (348,000)
                                                    -----------     ----------

          Total long-term debt and capital lease
             obligations                            $ 4,155,000     $1,009,000
                                                    ===========     ==========

     During 1996, Ontogeny entered into an agreement with Genetics Institute ("GI") to screen certain protein library plates provided by GI. During 1998 and 1997, Ontogeny purchased plates with an aggregate cost of $99,000 and $139,500, respectively, of which $194,000 was financed by GI with notes payable bearing interest at the prime lending rate (9.5% at December 31, 2000). During 1997, Ontogeny also exercised its right to obtain an option to exclusively license a protein for a fee of $250,000, of which $200,000 was financed by GI with a note payable bearing interest at the prime lending rate (9.5% at December 31, 2000). As of December 31, 2000, $295,000 of these notes payable matured but had yet to be paid. Under a verbal agreement between the parties, the Company is not in default on these notes. The remaining $99,000 of the notes payable matures in 2001. Each of these notes are payable at any time at the election of the Company with either cash or common stock of the Company discounted by 25% from the fair

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



     market value. Accrued interest, which totaled approximately $126,000 at December 31, 2000, is due upon payment of the related note.

     In June 1998, Reprogenesis entered into an equipment loan agreement with a maximum borrowing capacity of $2,000,000. The principal and interest on any borrowings are to be repaid over 48 equal monthly installments. As of December 31, 2000, approximately $852,000 is outstanding under this agreement.

     In December 2000, the Company entered into a term loan agreement with a lender to finance equipment purchases and leasehold improvements in its facilities. The agreement made available to the Company an aggregate principal amount of $5,000,000, of which $1,094,000 was outstanding as of December 31, 2000. Interest is variable and is computed based on a risk-
     adjusted LIBOR rate (9.15% as of December 31, 2000).   Interest is payable
     on any outstanding principal on a monthly basis beginning December 2000. Principal amounts outstanding related to equipment purchases are payable in 12 equal quarterly installments beginning on March 31, 2002. Amounts outstanding for leasehold improvements are payable in 11 equal quarterly installments beginning on March 31, 2002, with a final balloon payment due on December 31, 2004. Substantially all of the assets of the Company, excluding intellectual property and assets already pledged under existing financing arrangements, serve as collateral for the loan. Additionally, the Company must comply with certain financial covenants related to minimum liquidity ratio, minimum tangible capital base, and a minimum unencumbered cash balance. As of December 31, 2000, the Company was in compliance with all covenants under this agreement.

     The Company leases equipment under various capital lease arrangements. Monthly payments range from $363 to $21,170 and maturities range from September 2001 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 11.0% to 16.3%.

     Maturities of long-term debt and future capital lease obligations are as follows:

                  2001                                       $ 2,562,000
                  2002                                         2,434,000
                  2003                                         1,390,000
                  2004                                           939,000
                                                             -----------
                             Total minimum payments            7,325,000

                  Less--Amount representing interest          (1,198,000)
                                                             -----------
                             Principal obligation              6,127,000

                  Less--Current portion                       (1,972,000)
                                                             -----------
                                                             $ 4,155,000
                                                             ===========

(7)  Commitments

     (a)    Operating Leases

          The Company has noncancellable operating lease agreements for office and laboratory space and certain office and laboratory equipment. The Company's remaining operating lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year, net of anticipated sublease revenues, are as follows:

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


            2001                                    $ 1,873,000
            2002                                      1,916,000
            2003                                      1,980,000
            2004                                      1,964,000
            Thereafter                                4,572,000
                                                    -----------
                   Total minimum payments           $12,305,000
                                                    ===========

          Rent expense for all operating leases was approximately $1,372,000, $841,000 and $1,037,000 for the years ended December 31, 2000, 1999 and 1998, respectively, net of facility sublease income of approximately $268,000 in 2000.

          In March 2000, the Company entered into a sublease for its Boston, Massachusetts, facility previously occupied by Creative, commencing on July 1, 2000. The sublease terminates on July 31, 2002, also the termination date of the Company's original lease on this facility. In April 2000, the Company amended one of its Hopkinton, Massachusetts, facility leases previously occupied by Creative whereby the lease terminated on July 31, 2000.

          In November 2000, the Company entered into a sublease for the remaining facility lease in Hopkinton, Massachusetts, previously occupied by Creative. The sublease commenced on November 15, 2000 and terminates on June 30, 2001, also the termination date of the Company's original lease on this facility.

     (b)  Royalty Agreements

          The Company has entered into various license agreements that require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue subjects, in some cases, up to certain minimum amounts. The Company incurred no royalty expense for the year ended December 31, 2000, and $23,000 for each of the years ended December 31, 1999 and 1998.

          Effective September 19, 1996, Reprogenesis entered into an exclusive license agreement (the UMASS License Agreement) and a sponsored research agreement (the UMASS Research Agreement) with the University of Massachusetts (UMASS). The UMASS License Agreement granted Reprogenesis the rights to certain existing and future UMASS patents (the Patents) that relate to the use of cartilage paint technology. This license was assigned to Curis. Payments were made by Reprogenesis related to the UMASS Research Agreement of approximately $250,000 in each of the years ended December 31, 1999 and 1998, respectively. During the year ended December 31, 2000, Reprogenesis made payments totaling $125,000. Effective September 30, 2000, the UMASS Research Agreement term expired and Curis elected not to renew its term.

          UMASS is entitled to a royalty of 3% of net sales of products or services licensed under the UMASS License Agreement (as defined). Minimum license fees of $25,000 and $50,000 for primary field and secondary field products, as defined, respectively, are payable beginning in 1999 and 2001, respectively, to UMASS. Milestone payments totaling a maximum of $1,280,000 may be made to UMASS based on reaching certain events, as defined in the UMASS License Agreement. The UMASS License Agreement is cancelable by the Company upon 90 days written notice and remains in force until the earlier of the expiration of all issued patents or September 2006.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          Reprogenesis had entered into a collaborative agreement with another party. Under this agreement, the Company is required to make milestone payments of $3,500,000 contingent upon regulatory approval/ notification and commercialization of the reflux and incontinence products, as defined.

          The Company announced that it had entered into a license and collaboration agreement, effective January 5, 2001, with Aegera Therapeutics, Inc. ("Aegera") granting the Company an exclusive worldwide license of Aegera's skin-derived, adult stem cell technologies. The agreement also proposes a three-year research collaboration agreement in which the Company will fund a total of 18 full-time equivalent researchers dedicated to the agreement. In consideration for the technology license, the Company will be required to pay a $100,000 up-front license fee, purchase $250,000 of equity securities in privately-held Aegera, and issue $150,000 of Curis common stock to Aegera. In addition, under the terms of the agreement, the Company will be required to make various milestone and royalty related payments.

(8)  GOVERNMENT GRANTS

     Effective September 20, 1998, Reprogenesis received a grant award for its vesicoureteral reflux product under the Orphan Drug Program of the Department of Health and Human Services. This grant award provides for cost reimbursement funding over a three-year period of approximately $323,000 for certain patient costs associated with a vesicoureteral reflux Phase III clinical trial to the extent we comply with all of the requirements governing the grant.

     Effective November 1, 1999, Reprogenesis received a grant award for its cardiovascular project from the advanced technology program of the National Institute of Standards and Technology (NIST) to support the development of the Company's cardiovascular products, Vascugel and Vascuject. The Company has assumed this award in conjunction with the Merger. Under the terms of the grant award, the Company will receive $2,000,000 in cost reimbursement funding to be paid at a rate of approximately $666,000 annually over a three-year period.

     On October 5, 2000, the Company announced the receipt of a second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Funding under the NIST grants is contingent on the Company meeting minimum cost-sharing and other requirements, as defined in the financial assistance award and annual government appropriations for the awards.

     The Company recognized approximately $319,000 under these awards for the year ended December 31, 2000.

(9)  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Creative had an original agreement with Stryker to identify and develop OP-1, a bone-inducing protein, as orthopaedic reconstruction and dental therapy products. In exchange for research funding, future royalties and revenue from commercial manufacturing, Creative developed OP-1 as a therapy for orthopedic reconstruction and cartilage regeneration and supplied Stryker material for use in clinical trials. Creative restructured its agreements with Stryker in November 1998, to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time, Stryker acquired Creative's commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture and sell products based on OP-1

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


     proteins for use in orthopedic reconstruction and dental therapies and is required to pay the Company royalties on such commercial sales.

     Under the agreement with Stryker, as amended, Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. The Company has agreed not to undertake any bone morphogenic protein (BMP)- related research, development or commercialization of any products in the fields of orthopaedic reconstruction and dental therapeutics, on our own behalf or for third parties, for the term of certain patents to the extent that the activities utilize technology, patents or certain personnel acquired from Creative in the merger. The Company has the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction, such as neurological diseases, osteoporosis, renal failure and others. Subject to certain exceptions in connection with the acquisition or merger of Stryker, Stryker has agreed not to undertake any research, development or commercialization of any products in our field (applications other than orthopaedic reconstruction and dental therapies), on its own behalf or for third parties, for the term of those patents. Each company has the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees.

     The Company maintains an exclusive license under certain patents and claims that were assigned to Stryker in November 1998, as part of the sale of certain of Creative's manufacturing rights and assets to Stryker. In addition, Stryker was granted an exclusive license under patents in Creative's morphogen portfolio for use in the fields of orthopaedic reconstruction and dental therapeutics.

     In January 1999, Ontogeny and Becton Dickinson ("Becton") entered into a two-year research collaboration focusing on the application of cellular therapy and human pancreatic beta islets in the treatment of diabetes. Under the terms of the agreement, Becton provided one advanced researcher to work full time at one of the Company's facilities throughout the period of the research collaboration. All developments created by this researcher is the property of Curis.

     In December 1996, Creative entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of Creative's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, Creative granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. The agreement provided for $10,500,000 in research funding over a three-year period ending December 31, 1999, of which $7,500,000 had been recognized through December 31, 1998. In December 1998, Biogen and Creative signed an Amendment Agreement and Biogen paid $3,000,000 in research support for the year ending December 31, 1999. The $3,000,000 has been recognized through December 31, 1999. Under the Biogen Amendment, Creative assumed primary responsibility for the development of OP-1 for the treatment of renal disorders, and Biogen retained an option through 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. Biogen did not exercise its option by December 31, 1999, and Curis has assumed all rights to OP-1 renal therapies.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)  NOTES RECEIVABLE--OFFICERS

     On February 8, 2000, Creative loaned to two executive officers an aggregate of approximately $1,131,000, which was equal to the aggregate exercise price of incentive stock options exercised by them on the same date. The officers immediately used these funds to pay Creative the exercise price of such incentive stock options. These full recourse loans each bear interest at an annual rate of 7.0%. All principal and interest is due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds.

     In 1996, Ontogeny loaned an officer $500,000, of which $300,000 is being forgiven over a five-year period commencing in 1996, contingent on the officer's continued employment with the Company. The remaining $200,000 matures in 2003. Upon forgiveness, the Company has committed to pay for any resulting income taxes to the officer. The Company is recording compensation expense to amortize the total of these loans over a period of five to seven years and to accrue the related taxes. The outstanding balance at December 31, 2000 is $230,000 and accrued taxes related to this commitment of approximately $163,000 are included in accrued expenses.

(11) SALE OF MANUFACTURING OPERATIONS AND REORGANIZATION CHARGES

     In November 1998, Creative sold certain of its OP-1 manufacturing rights and facilities to Stryker. In addition to cash consideration in exchange for the manufacturing facility, the transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement. Proceeds and expenses associated with this transaction include the following:

           Total proceeds (including capital leases
             assumed by the buyer of $2,438,000)                   $19,530,000
           Less-
             Net book value of manufacturing related assets         18,929,000
             Employee termination costs                              1,438,000
             Legal, accounting and consulting costs                    525,000
                                                                   -----------
                    Loss on sale of manufacturing operations       $(1,362,000)
                                                                   ===========

     As a result of this transaction, Creative recorded a charge to operations of $1,362,000 in the quarter ended December 31, 1998. The charge included $885,000 primarily related to employee termination benefits and $548,000 related to estimated health insurance claims on the terminated employees, which $903,000 remained to be paid as of December 31, 1998. During the quarter ended December 31, 1999, Creative determined that health insurance claims were less than originally estimated. This resulted in a reduction in the loss on sale of manufacturing operations and the related accrual of approximately $255,000.

     In addition, Creative recorded a charge of $64,000 and $205,000 related to a change in the exercise terms of stock option agreements in connection with the sale of manufacturing operations for the years ended December 31, 1999 and 1998, respectively.

     Effective October 19, 1999, Creative was reorganized and the Board approved a plan in order to focus its operations and financial resources on the development of its morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. The reorganization charge included $511,000 related primarily to termination benefits in the reduction of employees from 70 to 43. Salaries and termination benefits, either in the form of one-time or periodic payments, were

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

     made when the employee ceased employment. These employees were in management, research and development and administrative support. As of December 31, 1999, there was approximately $95,503 of accrued costs, principally representing future cash outlays for employee-termination costs. As of December 31, 2000, all reorganization accruals were paid or reversed. A detailed rollforward of these accruals are as follows:

                                             1999          1998 Sale of
                                        Reorganization     Manufacturing
                                            Charges         Operations
                                        --------------     -------------
        Expensed                                             $1,362,000
        Paid                                                   (459,000)
                                                             ----------
       Accrued at December 31, 1998                             903,000
        Expensed                            $ 511,000                 -
        Paid                                 (415,000)         (648,000)
        Reversed                                    -          (255,000)
                                            ---------        ----------
       Accrued at December 31, 1999            96,000        $        -
                                                             ==========
        Paid                                  (58,000)
        Reversed                              (38,000)
                                            ---------
       Accrued at December 31, 2000         $       -
                                            =========

     The following table summarizes the effect to the income statement for reorganization charges and sale of manufacturing operations for the year ended December 31, 1999:

       Salaries and termination benefits accrued
        during 1999                                              $ 511,000
       Salaries and termination benefits accrued
        during 1998 and settled for amounts less
        than anticipated                                          (255,000)
                                                                 ---------
            Total                                                $ 256,000
                                                                 =========

(12) SERIES 1998/A redeemable PREFERRED STOCK

     On May 27, 1998 (the Issue Date), Creative completed a private placement with three institutional investors (the Investors) for the sale of 25,000 shares of Series 1998/A Preferred Stock, $0.01 par value per share (the Series 1998/A Preferred Stock), with a stated value of $1,000 per share resulting in gross proceeds of $25,000,000. Issuance costs totaled approximately $1,382,000 (offset against the Series 1998/A Preferred Stock proceeds in the accompanying consolidated balance sheet at December 31,
     1998), resulting in net proceeds of approximately $23,618,000. Accretion on Series 1998/A Preferred Stock for the year ended December 31, 1998, was $987,000 and includes $733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998, and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock.

     Through May 7, 1999, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 613,129 shares of Common Stock. On May 7, 1999, Creative repurchased 20,486 shares, which represented all of the then outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $21,396,000 for the year ended
     December 31, 1999, and

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


     included the following: $385,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $144,000 of accretion of issuance costs related to the sales of Series 1998/A Preferred Stock; and, as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999, a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

(13) WARRANTS

     In connection with a private placement offering in 1994 and 1995, Creative sold 339,000 warrants, each to purchase one share of Common Stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price of $7.95. During the years ended December 31, 2000 and 1999, 74,194 and 119,198 Creative warrants were exercised, respectively. Proceeds to Creative were approximately $308,000 and $948,000, respectively. At December 31, 2000, all unexercised warrants had expired.

     In connection with the Merger, the Company assumed 71,089 warrants from Ontogeny and Reprogenesis. The exercise price of these warrants ranges from
     $3.40 to $19.51 per share.   During the fourth quarter of the year ended
     December 31, 2000, 55,685 warrants were exercised on a net issuance basis
     resulting in the issuance of 38,925 shares.   At December 31, 2000,
     warrants to purchase 15,404 shares of common stock with prices ranging from $9.76 to $19.51 per share are outstanding.

(14) STOCK PLANS

     (a)  Option Plans

          In May 1987, Creative established the 1987 Stock Plan (1987 Plan) and terminated the 1983 Incentive Stock Option Plan (1983 Plan) such that no further grants of options could be made thereunder. On June 30, 1999, the 1987 Plan expired. At December 31, 2000, there were no shares available for grant under the 1987 Plan.

          In April 1998, the Board of Directors adopted and in June 1998, the stockholders of Creative approved the 1998 Stock Plan (1998 Plan) which permitted the granting of incentive and non-qualified stock options. On July 31, 2000, the date of the Merger, the 1998 Plan was cancelled. At December 31, 2000, no shares were available for grant under the 1998 Plan.

          In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan), which permits granting of incentive and non-qualified stock options as well as the issuance of restricted shares. The number of shares of common stock subject to issuance under the 2000 Plan is 10,000,000. At December 31, 2000, 2,935,969 shares are available for grant under the 2000 Plan.

          The 2000 Plan permits the granting of incentive and nonqualified stock options to consultants, employees or officers of the Company and its subsidiaries at prices determined by the Board of Directors. Awards of stock may be made to consultants, employees or officers of the Company and its subsidiaries, and direct purchases of stock

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant.

          The 1992 Non-Employee Director Non-Qualified Stock Option Plan (Director Plan) provided for the granting of options to non-employee directors. The Director Plan was amended and approved by the stockholders of Creative in June 1999, increasing the number of shares of common stock authorized for issuance under the Plan from 90,000 to 150,000 shares (after retroactive adjustment to give effect to the 0.30-for-1 stock split). On July 31, 2000, the date of the Merger, the Director Plan was cancelled. At December 31, 2000, no shares are available for grant under the Director Plan.

          In March 2000, the 2000 Director Stock Option Plan (2000 Director
          Plan) was adopted by the Board of Directors and approved by the stockholders in June 2000. The 2000 Director Plan provides for the granting of options to non-employee directors. The number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000. As of December 31, 2000, 475,000 shares are available for grant under the 2000 Director Plan.

          Activity under all the stock option plans is summarized as follows:

                                                                                       Weighted Average
                                                                    Number of           Exercise Price
                                                                     Shares               per Share
                                                                    ---------          ----------------
Outstanding, December 31, 1997 (778,169 exercisable
 at a weighted average price of $13.47 per share)                   1,504,904                $17.10
   Granted                                                            417,503                 15.67
   Exercised                                                          (63,577)                 6.80
   Canceled                                                          (129,388)                25.93
                                                                    ---------                ------
Outstanding, December 31, 1998 (1,051,768 exercisable
 at a weighted average price of $15.10 per share)                   1,729,442                 16.47
   Granted                                                            348,435                 10.23
   Exercised                                                         (130,141)                 6.00
   Canceled                                                          (237,504)                22.60
                                                                    ---------                ------
Outstanding, December 31, 1999 (1,060,589 exercisable
 at a weighted average price of $15.47 per share)                   1,710,232                 15.13
   Granted                                                          4,447,620                 13.77
   Exchange of Ontogeny and Reprogenesis options for
    Curis options                                                   1,772,054                  4.57
   Exercised                                                         (601,287)                 7.75
   Canceled                                                          (444,935)                 7.27
                                                                    ---------                ------
Outstanding, December 31, 2000 (2,384,703 exercisable
 at weighted average price of $10.16 per share)                     6,883,684                $12.00
                                                                    =========                ======

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          The table below summarizes options outstanding and exercisable at December 31, 2000:

                                         Options Outstanding                           Options Exercisable
                     ---------------------------------------------------------    -----------------------------
                                            Weighted
                                             Average
                                            Remaining          Weighted                            Weighted
                          Number of        Contractual          Average                             Average
                           Options            Life           Exercise Price       Exercise       Exercise Price
                          ---------        -----------       --------------       --------       --------------
  $ 0.39  -   $ 0.59        228,044            5.78              $ 0.58            195,743             $ 0.58
    1.17  -     1.56         96,796            5.19                1.54             90,443               1.54
    1.95  -     1.95         91,481            6.62                1.95             57,751               1.95
    3.90  -     5.26      1,020,892            7.43                4.26            750,590               4.39
    6.77  -    10.00        640,198            6.29                8.96            558,836               9.25
   10.21  -    15.19      4,281,041            9.58               13.76            260,420              12.72
   15.42  -    20.00        198,775            6.91               17.92            152,854              17.98
   23.76  -    33.55        326,457            5.95               29.36            318,066              29.42
                          ---------            ----              ------          ---------             ------
               Total      6,883,684            8.48              $12.00          2,384,703             $ 0.16
                          =========            ====              ======          =========             ======

     (b)  Employee Stock Purchase Plan

          In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (ESPP
          Plan). The Company has reserved 1,000,000 of its shares for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the ESPP Plan period, as defined. As of December 31, 2000, 16,732 shares have been issued under the ESPP Plan.

          The prior Employee Stock Purchase Plan permitted Creative employees to purchase common stock of Creative up to an aggregate of 225,000 shares. During the year ended December 31, 1999, 19,536 shares were issued under this plan at the fair market value prices of $9.47 and $9.83 per share; during the year ended December 31, 1998, 31,745 shares were issued under this plan at prices of $13.00 and $9.67 per share.

     (c)  Stock-Based Compensation

          The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements at the date of grant for employee stock option arrangements for which the exercise price is equal to the fair market value of the underlying shares at that date. The Company recorded a charge of $399,000, $64,000 and $205,000 related to a change in the exercise terms of stock option agreements in connection with the Merger and the sale of manufacturing operations for the years ended December 31, 2000, 1999 and 1998, respectively.

          On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of unvested stock options held by Creative's executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 397,200 options was accelerated and the exercise period for approximately 708,300 vested options was extended, resulting in a non-cash compensation charge of $3,139,000, which was recorded in the year ended December 31, 2000.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


          In connection with stock options granted to employees and non-employees during the year ended December 31, 2000, the Company recorded deferred compensation, net of terminations, of approximately $17,330,000, which represents the aggregate difference between the option exercise price and the fair market value of the common stock on the grant date. The deferred compensation will be recognized as an expense on a straight-line basis over the vesting period, generally four years, of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-
          18. The options granted to non-employees were valued based upon the fair value of the options granted. The Company recorded compensation expense of approximately $1,864,000 and $39,000 related to employee and non-employee options, respectively, for the year ended December 31, 2000. The Company did not grant stock options to non-employees in 1999 or 1998.

          On February 14, 2000, Reprogenesis issued 300,000 shares of restricted stock for services. These shares of restricted stock were fully vested upon the effective date of the Merger, at which time the Company recorded approximately $1,623,000 of compensation expense representing the fair market value of the shares on that date.

          As a result of the Merger, the Company recorded approximately $19,146,000 of deferred compensation as a component of stockholders' equity related to the value of unvested stock options held by employees and consultants primarily of Ontogeny which were exchanged for options to acquire Curis' common stock. The Company is amortizing this amount over the one-year vesting period of the stock options ending on August 1, 2001. As of December 31, 2000, compensation expense related to these options totaled $9,564,000. The Company also reversed approximately $2,116,000 of unamortized compensation for options forfeited by terminated employees.

          Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions:

                                                                 Year Ended December 31,
                                                      2000             1999              1998
                                                    -------           ------            ------
          Risk-free interest rate                     6.0%              6.4%              4.7%
          Expected dividend yield                       -                 -                 -
          Expected lives                              7.4          6 months following total vesting
          Expected volatility                         113%               94%               94%
          Weighted average grant date fair value   $15.84             $2.26             $3.49

          The Company's calculations are based on a multiple option valuation approach and forfeitures for broad-based grants are estimated at 2% per year and adjusted to actual as they occur. Forfeitures for grants to executives are recognized as they occur. If the computed fair values of the 2000, 1999, and 1998 awards had been amortized to expense over the vesting period of the awards consistent with SFAS No. 123, pro forma net loss and net loss per common share would have been approximately as follows:

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

                                                               Year Ended December 31,
                                                2000                    1999                      1998
                                           -------------            ------------              ------------
Net loss-
 As reported                               $(350,350,624)           $(14,505,349)             $(22,381,725)
 Pro forma                                  (355,434,299)            (14,804,644)              (25,466,000)
Net loss per common share
 (basic and diluted)-
 As reported                               $      (19.80)           $      (1.36)             $      (2.22)
 Pro forma                                        (20.09)                  (1.39)                    (2.52)

(15)  INCOME TAXES

     No income tax provision or benefit has been provided for federal income tax purposes, as the Company has incurred losses since inception. As of December 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $166,373,000 for income tax purposes. In addition, the Company had approximately $3,525,000 of unused investment and research and development tax credits. These net operating loss and tax credit carryforwards will expire at various dates between 2001 and 2020.

     The components of deferred income taxes at December 31, 2000 and 1999, consist primarily of the following:

                                                                   2000                  1999
                                                               ------------          ------------
Deferred tax assets-
 Net operating loss carryforwards                              $ 57,868,000          $ 32,916,000
 Investment credit and research and development tax
  credit carryforwards                                            3,525,000             1,837,000
 Research and development expenditures                           17,157,000            11,929,000
 Other                                                            6,013,000               124,000
                                                               ------------          ------------
Total                                                            84,563,000            46,806,000
Valuation allowance                                             (84,563,000)          (46,806,000)
                                                               ------------          ------------
Net deferred tax assets                                        $          -          $          -
                                                               ============          ============

     The Company has not yet achieved profitable operations. In addition, the future availability of the Company's tax benefits may be significantly limited under Section 382 of the Internal Revenue Code. Section 382 limits the use of net operating loss carryforwards, credit carryforwards and certain other tax attributes as a result of changes in a company's ownership. The Merger has caused a change in control under Section 382 of the Internal Revenue Code and, accordingly, the Company's ability to utilize the net operating loss carryforwards will be limited. The amount of the limitation has not yet been determined. Accordingly, management believes that the tax benefits as of December 31, 2000 and 1999, do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net asset.

     In addition, as a result of the Merger, the historical net operating loss carryforwards of Ontogeny and Reprogenesis are available to Curis but are limited due to the provisions of Section 382 of the Internal Revenue Code. The amount and availability of the net operating loss carryforwards of Ontogeny and Reprogenesis have not been determined.

CURIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16) RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan covering substantially all of the Company's employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants' salaries amounting to approximately $141,000, $160,000 and $286,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


(17) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                      December 31,
                                                2000                 1999
                                             ----------           ----------
     Research collaboration costs            $2,024,571           $1,469,473
     Professional fees                          858,151              127,090
     Severance and related costs                      -               95,503
     Other                                    2,208,119              203,568
                                             ----------           ----------
     Total                                   $5,090,841           $1,895,634
                                             ==========           ==========

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are selected quarterly financial data for the years ended December 31, 2000 and 1999:


                                                                     Quarter Ended
                                  ----------------------------------------------------------------------------------
                                  March 31, 2000         June 30, 2000      September 30, 2000     December 31, 2000

Revenues                            $   670,387           $     7,471          $      65,955          $    279,756
Loss from operations                 (6,096,809)           (2,757,646)          (323,270,194)          (19,650,558)
Net loss                             (5,841,548)           (2,514,016)          (322,870,195)          (19,124,865)
Basic and diluted net
 loss per share                     $     (0.16)          $     (0.07)         $      (15.19)         $      (0.71)

                                                                     Quarter Ended
                                  ----------------------------------------------------------------------------------
                                  March 31, 1999         June 30, 1999      September 30, 1999     December 31, 1999

Revenues                            $   824,645           $   757,542          $     823,573          $    806,100
Loss from operations                 (3,433,910)           (3,386,356)            (3,314,208)           (3,740,021)
Net loss                             (2,710,838)           (2,926,280)            (2,994,559)           (3,478,113)
Basic and diluted net
 loss per share                     $     (0.09)          $     (0.14)         $       (0.08)         $      (0.32)

(19) SUBSEQUENT EVENT

     Through February 20, 2001, the Company sold all 107,142 shares of Exelixis common stock at an average price of $13.83 for total net proceeds of approximately $1,470,000. The value of the shares as of December 31, 2000, was approximately $1,567,000. The Company exercised the warrant to purchase 53,571 shares of Exelixis common stock at $1.00 per share on March 13, 2001.