Form 10-Q
period 2001-03-31
CURIS INC
filed 2001-05-10
CIK 1108205

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-30347

                           _________________________

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

                             _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X]  Yes    [_]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2001, there were 31,525,293 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                         CURIS, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                    Page Number
     Item 1.  Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
     2000                                                                              3

     Consolidated Statements of Operations and Comprehensive Loss for the three-
     month periods ended March 31, 2001 and 2000                                       4

     Consolidated Statements of Cash Flows for the three-month periods ended
     March 31, 2001 and 2000                                                           5

     Notes to Unaudited Condensed Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                            10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk              14

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                               15

     Item 6.  Exhibits and Reports on Form 8-K                                        15

SIGNATURES                                                                            16

Item 1. Financial Statements

                         CURIS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                      March 31,           December 31,
                                                                        2001                  2000
                                                                    -------------         -------------
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents                                   $  47,646,372         $  52,414,312
        Marketable securities                                          18,600,055            22,654,393
        Marketable securities - Restricted                                465,398               729,905
        Other current assets                                              976,985             1,278,873
                                                                    -------------         -------------

           Total current assets                                        67,688,810            77,077,483
                                                                    -------------         -------------

PROPERTY, PLANT AND EQUIPMENT - net                                     8,189,196             7,866,591
                                                                    -------------         -------------
OTHER ASSETS:
        Intangible assets, net (Note 4)                                91,322,004            97,145,664
        Other assets                                                      774,227               592,252
                                                                    -------------         -------------
           Total other assets                                          92,096,231            97,737,916
                                                                    -------------         -------------
                                                                    $ 167,974,237         $ 182,681,990
                                                                    =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
        Debt and lease obligations, current portion                 $   2,246,676         $   1,971,609
        Accounts payable                                                2,653,779             2,187,824
        Accrued liabilities                                             5,700,273             5,553,641
                                                                    -------------         -------------
           Total current liabilities                                   10,600,728             9,713,074
                                                                    -------------         -------------

DEBT AND LEASE OBLIGATIONS, net of current portion                      4,011,394             4,155,150
                                                                    -------------         -------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
        Preferred stock, $0.01 par value, 5,000,000                             -                     -
          shares authorized, none issued and outstanding
        Common stock, $0.01 par value, 125,000,000
          shares authorized, 31,525,293 and 31,383,585 shares
          issued and outstanding at March 31, 2001 and
          December 31, 2000, respectively                                 315,253               313,836
        Additional paid-in capital                                    661,543,449           662,339,492
        Notes receivable                                               (1,225,566)           (1,204,596)
        Deferred compensation                                         (17,906,968)          (22,893,619)
        Accumulated deficit                                          (489,752,877)         (471,945,648)
        Accumulated other comprehensive income                            388,824             2,204,301
                                                                    -------------         -------------
           Total stockholders' equity                                 153,362,115           168,813,766
                                                                    -------------         -------------
                                                                    $ 167,974,237         $ 182,681,990
                                                                    =============         =============

     See accompanying notes to unaudited consolidated financial statements

                         CURIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                  Three-Month Period Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------      -----------
REVENUES:
  Research and development contracts and
         government grants                                                      $    220,101      $   670,387
  License fees and royalties                                                          29,064                -
                                                                                ------------      -----------
       Total revenues                                                                249,165          670,387
                                                                                ------------      -----------

COSTS AND EXPENSES (A):
  Research and development                                                         8,108,708        2,073,338
  General and administrative                                                       2,582,391        1,551,010
  Stock-based compensation                                                         3,831,439        3,139,478
  Amortization of intangible assets                                                5,823,660           41,761
  1999 reorganization                                                                      -          (38,391)
                                                                                ------------      -----------
       Total costs and expenses                                                   20,346,198        6,767,196
                                                                                ------------      -----------

Loss from operations                                                             (20,097,033)      (6,096,809)
                                                                                ------------      -----------

OTHER INCOME (EXPENSE):
  Interest and other income                                                        2,493,920          298,896
  Interest expense                                                                  (204,116)         (43,635)
                                                                                ------------      -----------
       Total other income                                                          2,289,804          255,261
                                                                                ------------      -----------

NET LOSS                                                                        $(17,807,229)     $(5,841,548)
                                                                                ============      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                     $      (0.57)     $     (0.16)
                                                                                ============      ===========


WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND
DILUTED NET LOSS COMPUTATION                                                      31,434,120       37,556,903
                                                                                ============      ===========


NET LOSS                                                                        $(17,807,229)     $(5,841,548)

UNREALIZED LOSS ON MARKETABLE SECURITIES                                            (248,511)          (3,257)
                                                                                ------------      -----------

COMPREHENSIVE LOSS                                                              $(18,055,740)     $(5,844,805)
                                                                                ============      ===========

(A)  The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development                                                        $  2,407,366      $         -
General and administration                                                         1,424,073        3,139,478
                                                                                ------------      -----------
       Total stock-based compensation                                           $  3,831,439      $ 3,139,478
                                                                                ============      ===========


     See accompanying notes to unaudited consolidated financial statements

                         CURIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  Three-Month Period Ended
                                                                                         March 31,
                                                                            ------------------------------------
                                                                                2001                    2000
                                                                            ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(17,807,229)            $(5,841,548)
                                                                            ------------             -----------
Adjustments to reconcile net loss to net cash used:
 Depreciation and amortization                                                   616,903                 199,205
 Stock-based compensation expense                                              3,831,439               3,139,478
 Amortization of lease discount                                                    6,088                       -
 Reorganization expense adjustment                                                     -                  38,391
 Issuance of common stock in lieu of cash for license fee                         98,003                       -
 Non-cash interest on notes payable                                                8,913                       -
 Interest on notes receivable                                                    (20,970)                      -
 Amortization of intangible assets                                             5,823,660                  41,761
  Changes in current assets and liabilities:
  Other current assets                                                           301,888                (314,393)
  Deferred merger costs                                                                -              (1,482,026)
  Accounts payable and accrued liabilities                                       603,674                (216,978)
  Deferred contract revenue                                                            -                (661,279)
                                                                            ------------             -----------
   Total adjustments                                                          11,269,598                 744,159
                                                                            ------------             -----------

  Net cash used for operating activities                                      (6,537,631)             (5,097,389)
                                                                            ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                             (5,858,959)                      -
Sale of marketable securities, net                                             8,362,327               9,234,371
Increase in other assets                                                        (181,975)                      -
Expenditures for property, plant and equipment                                  (524,255)                (16,463)
Expenditures for patents                                                               -                (339,102)
                                                                            ------------             -----------


  Net cash provided by investing activities                                    1,797,138               8,878,806
                                                                            ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                         262,583               4,103,841
Repayments of obligations under capital leases                                  (290,030)                (80,877)
                                                                            ------------             -----------

 Net cash (used in) provided by financing activities                             (27,447)              4,022,964
                                                                            ------------             -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                         (4,767,940)              7,804,381

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                52,414,312               2,751,069
                                                                            ------------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 47,646,372             $10,555,450
                                                                            ============             ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Property and equipment purchased under line of credit                       $    415,253             $         -
                                                                            ============             ===========

Notes payable for exercise of stock options                                 $          -             $ 1,131,380
                                                                            ============             ===========

     See accompanying notes to unaudited consolidated financial statements

                         CURIS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Operations -
    ----------
    Curis, Inc. (the "Company"), incorporated on February 14, 2000 and formed to effect the merger discussed below in Note 2, focuses its efforts in the area of regenerative medicine and uses its functional genomics and developmental biology expertise to (i) activate cellular development pathways to promote repair and promote normal tissue and organ function and (ii) inhibit abnormal growth pathways to treat certain types of cancer. The Company has identified product leads from its experience in working with protein factors, cell therapies, biomaterials, tissue engineering and small molecules.

2.  Merger -
    ------
    On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results since the Merger date are included in the accompanying financial statements.

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

    Unaudited pro forma operating results for the Company, assuming the Merger occurred at January 1, 2000 are approximately as follows:

                                         Three Months Ended
                                      (Actual)       (Pro forma)
                                      March 31,        March 31,
                                        2001             2000
                                   -------------------------------

          Revenues                 $    249,000      $    670,000
          Net Loss                 $(17,807,000)     $(19,293,000)
          Net Loss per share       $      (0.57)     $      (0.75)

     For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

3. Basis of Presentation -
   ---------------------
   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 30, 2001.

   In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March
   31, 2001 and 2000.   The preparation of the Company's consolidated financial
   statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

   These interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and an independent audit.

4.  Intangible Assets -
    ------------------
    Intangible assets consisted of approximately the following at March 31, 2001 and December 31, 2000:


                                          March 31,      December 31,
                                             2001            2000
                                         ------------    ------------

      Goodwill                           $105,477,000    $105,477,000
      Patents                               1,297,000       1,297,000
      Assembled workforce                     500,000         500,000
                                         ------------    ------------
                                          107,274,000     107,274,000
      Less: accumulated amortization      (15,952,000)    (10,128,000)
                                         ------------    ------------

                                         $ 91,322,000    $ 97,146,000
                                         ============    ============

     Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of 4 to 5 years. Accumulated amortization as of March 31, 2001 was $15,420,000 and $67,000 for goodwill and assembled workforce, respectively. The Company has capitalized certain costs associated with the successful filing of patent applications and has included them as a component of other assets in the accompanying consolidated balance sheet. Patent costs of $1,297,000 are being amortized over their estimated useful lives, not to exceed 17 years.

5.   Long-Term Debt, Capital Lease Obligations and Operating Leases -
     --------------------------------------------------------------

     (i) Long-term debt and capital lease obligations consisted of approximately the following at March 31, 2001 and December 31, 2000:

                                                                                   March 31,            December 31,
                                                                                      2001                  2000
                                                                                -------------------------------------
         Notes payable to a financing agency for fixed asset purchases               $ 2,292,000          $ 1,946,000
         Notes payable to Genetics Institute for technology purchases
             payable in the Company's common stock                                       394,000              394,000
         Obligations under capital leases, net of $67,000 discount at
             March 31, 2001                                                            3,572,000            3,787,000
                                                                                -------------------------------------

                                                                                       6,258,000            6,127,000
         Less current portion                                                         (2,247,000)          (1,972,000)
                                                                                -------------------------------------

         Total long-term debt and capital lease obligations                          $ 4,011,000          $ 4,155,000
                                                                                =====================================

     (ii)Future minimum operating lease payments for the respective periods ended December 31 are approximately as follows:

                                                          Operating Leases
         -----------------------------------------     --------------------
              Q2 - Q4 2001                                    $   1,408,000
              2002                                                1,956,000
              2003                                                2,019,000
              2004                                                2,004,000
              2005                                                2,002,000
              Thereafter                                          2,659,000
                                                       --------------------
              Total minimum lease payments                    $  12,048,000
                                                       ====================

6.   License Agreement -
     -----------------
     Effective January 5, 2001, the Company entered into a license and collaboration agreement with Aegera Therapeutics Inc. ("Aegera") granting the Company an exclusive worldwide license to Aegera's skin-derived, adult stem cell technologies. The agreement also provides for a three-year research collaboration in which the Company will fund 6 full-time equivalent researchers per year at Aegera dedicated to the agreement. In consideration for the technology license, the Company paid a $100,000 up-front license fee, purchased 125,000 shares of Aegera common stock for a total cost of $250,000 and issued 10,667 shares of the Company common stock, which had a market value of approximately $98,000, to Aegera during the first quarter of 2001. The Company recorded the $100,000 payment and fair value of the Company common stock issued to Aegera as an expense in the accompanying statement of operations. The estimated fair value of 125,000 shares of Aegera common stock purchased has been recorded as an other asset in the accompanying balance sheet. In addition, under the terms of the agreement, the Company will likely be required to make various milestone and royalty related payments.

7.   New Accounting Standards -
     ------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have any impact on the Company's reported consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Merger -
On July 31, 2000, Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny") and Reprogenesis, Inc., a Texas corporation ("Reprogenesis") merged (the "Merger") with and into Curis, Inc. ("Curis" or "the Company"), pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). The Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, Curis was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, Curis is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of Curis. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results since the Merger date are included in the accompanying financial statements.

In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The aggregate purchase price based on the fair market value of Creative common stock was $300,731,000 and $149,000,000 for Ontogeny and Reprogenesis, respectively, including the value of the outstanding options and warrants exchanged for options and warrants to purchase the common stock of the Company and the transaction costs related to the Merger.

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

Unaudited pro forma operating results for the Company, assuming the Merger occurred at January 1, 2000 are approximately as follows:

                                                   Three Months Ended
                                           (Actual)                 (Pro forma)
                                           March 31,                 March 31,
                                             2001                       2000
                                    -------------------------------------------
          Revenues                       $    249,000              $    670,000
          Net Loss                       $(17,807,000)             $(19,293,000)
          Net Loss per share             $      (0.57)             $      (0.75)

For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

Operating expenses for the three-month period ended March 31, 2001 include the operating expenses of the Company which includes operating costs of the combined companies as a result of the Merger. Operating expenses for the three-month period ended March 31, 2000 include the operating expenses of Creative for such periods. Accordingly, comparisons of operating expenses between the 2001 and the 2000 periods may not prove to be meaningful.

Results of Operations

Revenues

Total revenues for the three-month period ended March 31, 2001 were $249,000 compared to $670,000 for the three-month period ended March 31, 2000, a decrease of $421,000 or 63%. The decrease in revenues was primarily the result of deferred contract revenue of $661,000 from Stryker Corporation recognized during the three-month period ended March 31, 2000 offset in part by revenues of $220,000 earned during the three-month period ended March 31, 2001 under two National Institute of Standards and Technology (NIST) grants.

Operating Expenses

Research and development expenses increased 291% to $8,109,000 for the three-month period ended March 31, 2001 from $2,073,000 for the three-month period ended March 31, 2000. The increase was primarily a result of additional costs associated with the consolidation of the three companies in the Merger.
Research and development expenses for the three-month period ended March 31, 2001 include the costs incurred by the three combined companies formed as a result of the Merger. These costs include research and development personnel costs for 112 persons of $2,300,000, external lab services including clinical trials of $2,700,000, and facility related costs of $639,000. Research and development expenses for the three-month period ended March 31, 2000 include only the costs incurred by Creative. We anticipate that research and development expenses for the next three quarters of 2001 will be reasonably consistent with the three-month period ended March 31, 2001.

General and administrative expenses increased 66% to $2,582,000 for the three-month period ended March 31, 2001 from $1,551,000 for the three-month period ended March 31, 2000. The increase was primarily a result of additional costs associated with the consolidation of the three companies in the Merger. General and administrative expenses for the three-month period ended March 31, 2001 include the costs incurred by the three combined companies including personnel related costs of $925,000, legal and professional fees of $557,000, and facility related costs of $285,000. We anticipate that general and administrative expenses for the next three quarters of 2001 will be reasonably consistent with the three-month period ended March 31, 2001.

Stock-based compensation was $3,831,000 for the three-month period ended March 31, 2001 compared to $3,139,000 for the three-month period ended March 31, 2000. During 2001, stock-based compensation consisted of $2,813,000 of amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options. In addition, on August 18, 2000, we issued options to purchase 3,089,756 shares of common stock, net of cancellations, to the Company's employees with an exercise price below market value resulting in deferred compensation of $16,221,000 which is being amortized over the four-year vesting period of the shares beginning in August 2000. The total expense included in the three-month period ending March 31, 2001 related to these options is $1,018,000. Stock-based compensation for the three-month period ended March 31, 2000 consisted of a one-time non-cash charge of $3,139,000, recorded on February 8, 2000 related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers and outside directors.

Amortization of intangible assets was $5,824,000 for the three-month period ended March 31, 2001 as compared to $42,000 for the three-month period ended March 31, 2000. The increase was primarily due to the amortization of goodwill totaling $5,778,000 incurred as a result of the Merger.

Other Income (Expenses)

Interest and other income for the three-month period ended March 31, 2001 was $2,494,000 compared to $299,000 for the same period in 2000, an increase of $2,195,000. The increase was primarily due to a gain of $1,466,000 resulting from the sale of marketable securities during the first quarter of 2001 and increased income on investments due to a higher investable cash balance as a result of the Merger which was completed in July 2000 and a private placement of the Company's equity securities which was completed in December 2000.

Interest expense for the three-month period ended March 31, 2001 was $204,000 compared to $44,000 for the same period in 2000, an increase of $160,000. The increase in interest expense resulted primarily from the consolidation into the Company of the outstanding lease obligations of the three constituent companies.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $17,807,000 or $0.57 per share for the three-month period ended March 31, 2001, compared to a net loss of $5,842,000 or $0.16 per share for the three-month period ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $66,712,000. The Company has financed its operations primarily through a private placement of its equity securities, revenues received under agreements with collaborative partners, manufacturing contracts and the sale by Creative of certain of its OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $6,538,000 for the three-month period ended March 31, 2001 compared to $5,097,000 for the three-month period ended March 31, 2000. The increase was primarily due to additional costs associated with the consolidation of the three companies in the Merger offset by deferred merger costs of $1,482,000 incurred during the first quarter of 2000. The Company increased its investment in property, plant and equipment to $14,832,000 at March 31, 2001 from $13,893,000 at December 31, 2000. The increase resulted primarily from leasehold improvements incurred to upgrade the Company's research and development facilities. The Company currently plans to spend approximately $5,000,000 during the remaining three quarters of 2001 on leasehold improvements and equipment purchases to upgrade its research and development facilities.

On October 5, 2000, the Company announced the receipt of a second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously, Reprogenesis had been awarded another $2,000,000 grant from NIST to support the development of its cardiovascular products, Vascugel and Vascuject. The grant period for the first NIST grant is from November 1, 1999 to October 31, 2002.

As of March 31, 2001, the Company held 53,571 shares of Exelixis, Inc. common stock with a fair market value as of that date of approximately $465,000, included in the Company's balance sheet as of March 31, 2001 under the category "Marketable securities - Restricted." These shares are restricted under a warrant agreement between the Company and Exelixis and will not be available for sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

We anticipate that our existing capital resources should enable us to maintain our current and planned operations into the fourth quarter of 2002. Beyond the fourth quarter of 2002, we expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding planned operations is dependent upon its ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, we intend to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it would be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company's stockholders. If Stryker products are not approved for commercial sale and the Company does not receive royalties from Stryker and/or if substantial additional funding is not available, the Company's business will be materially and adversely affected.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company adopted this new accounting standard in the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not have any impact on the Company's reported consolidated financial statements.

Cautionary Factors with Respect to Forward-Looking Statements

   Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumption regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company's intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1. "Business-Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001. Please also refer to the Company's other filings with the Securities and Exchange Commission.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At March 31, 2001, the fair market value of these securities amounted to approximately $18,600,000 with net unrealized gains of approximately $31,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company's investments are investment grade securities and deposits are with investment grade financial institutions. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity.

As of March 31, 2001, in addition to the marketable securities discussed above, the Company held 53,571 shares of Exelixis common stock with a fair market value as of that date of approximately $465,000. These shares are restricted under the terms of a warrant agreement between the Company and Exelixis and will not be available for sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

At March 31, 2001, we had approximately $2.5 million outstanding under fixed-rate capital leases and term notes which are not subject to fluctuations in interest rates and approximately $1.5 million outstanding under a term loan agreement with an adjustable rate equal to prime.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         As of January 5, 2001, the Company agreed to issue 10,667 shares of common stock to Aegera Therapeutics Inc. as part of the consideration for a license and collaboration agreement between the Company and Aegera. Under the agreement, the shares were issued to Aegera on March 31, 2001 in exchange for services and property valued at $150,000 or $14.06 per share. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit
              Number  Description
              ------  -----------

              10.01 Severance Agreement, effective November 20, 2000, between the Company and Andrew C. G. Uprichard.

              10.02 Severance Agreement, effective November 1, 2000, between the Company and Daniel R. Passeri.


         (b)  Reports on Form 8-K.

              (i) Current Report on Form 8-K dated January 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURIS, INC.


Date:  May 10, 2001                              By: /s/ George A. Eldridge
                                                    ----------------------
                                                    Vice President, Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

10.01 Severance Agreement, effective November 20, 2000, between the Company and Andrew C. G. Uprichard.

10.02 Severance Agreement, effective November 1, 2000, between the Company and Daniel R. Passeri.