Form 10-Q
period 2001-06-30
CURIS INC
filed 2001-08-14
CIK 1108205

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30347
                       ----------------------------------
                                  CURIS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                         04-3505116
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

61 MOULTON STREET, CAMBRIDGE, MASSACHUSETTS                 02138
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (617) 503-6500

                      ----------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2001, there were 32,216,261 shares of the Registrant's Common Stock, $0.01 par value per share, and there were 1,000 shares of the Registrant's Series A Convertible Exchangeable Preferred Stock, $0.01 par value per share, outstanding.

                          CURIS, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                                3

          Consolidated Statements of Operations and
          Comprehensive Loss for the three-and six-month
          periods ended June 30, 2001 and 2000                               4

          Consolidated Statements of Cash Flows for the
          six-months ended June 30, 2001 and 2000                            5

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and  Use of Proceeds                         17

Item 4.  Submission of Matters To a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   17

         Signatures                                                         18

         Exhibit Index                                                      19

ITEM 1.  FINANCIAL STATEMENTS

                          CURIS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,                     December 31,
                                                                                  2001                           2000
                                                                       -------------------------      -------------------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  42,426,951                  $  52,414,312
   Marketable securities                                                              15,532,310                     22,654,393
   Marketable securities - Restricted                                                  1,016,242                        729,905
   Other current assets                                                                8,601,143                      1,278,873
                                                                       -------------------------      -------------------------
   Total current assets                                                               67,576,646                     77,077,483
                                                                       -------------------------      -------------------------

PROPERTY, PLANT AND EQUIPMENT - net                                                    8,680,986                      7,866,591
                                                                       -------------------------      -------------------------

OTHER ASSETS:
  Intangible assets, net  (Note 4)                                                    85,498,343                     97,145,664
  Other assets                                                                         4,906,105                        592,252
                                                                       -------------------------      -------------------------
    Total other assets                                                                90,404,448                     97,737,916
                                                                       -------------------------      -------------------------
                                                                                   $ 166,662,080                  $ 182,681,990
                                                                       =========================      =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Debt and lease obligations, current portion                                     $   2,016,391                  $   1,971,609
   Accounts payable                                                                    2,284,726                      2,187,824
   Accrued liabilities                                                                 5,496,807                      5,553,641
   Deferred revenue                                                                      835,005                              -
                                                                       -------------------------      -------------------------
   Total current liabilities                                                          10,632,929                      9,713,074
                                                                       -------------------------      -------------------------

DEBT AND LEASE OBLIGATIONS, net of current portion                                     5,623,145                      4,155,150
                                                                       -------------------------      -------------------------
DEFERRED REVENUE, net of current portion                                              11,310,529                              -
                                                                       -------------------------      -------------------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000
    shares authorized, none issued and outstanding
   Common stock, $0.01 par value, 125,000,000
    shares authorized,  31,633,202 and 31,383,585
    shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively                                                  316,332                        313,836
   Additional paid-in capital                                                        661,856,564                    662,339,492
   Notes receivable                                                                   (1,247,142)                    (1,204,596)
   Deferred compensation                                                             (13,797,220)                   (22,893,619)
  Accumulated deficit                                                               (509,029,885)                  (471,945,648)
   Accumulated other comprehensive income                                                996,828                      2,204,301
                                                                       -------------------------      -------------------------
   Total stockholders' equity                                                        139,095,477                    168,813,766
                                                                       -------------------------      -------------------------
                                                                                   $ 166,662,080                  $ 182,681,990
                                                                       =========================      =========================

     See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                      ---------------------------------------------------------------------
                                                 2001              2000             2001             2000
                                      ---------------------------------------------------------------------
REVENUES:
 Research and development revenues         $    202,638      $     7,471      $    451,803      $   677,858
                                      -----------------      -----------      ------------      -----------

COSTS AND EXPENSES (A):
 Research and development                     7,893,163        1,910,895        16,001,870        3,984,233
 General and administrative                   2,672,291        1,083,207         5,254,682        2,595,826
 Stock-based compensation                     3,667,670               --         7,499,109        3,139,478
 Amortization of intangible assets            5,823,660           76,411        11,647,321          118,172
                                      -----------------      -----------      ------------      -----------
     Total costs and expenses                20,056,784        3,070,513        40,402,982        9,837,709
                                      -----------------      -----------      ------------      -----------
Net loss from operations                    (19,854,146)      (3,063,042)      (39,951,179)      (9,159,851)
                                      -----------------      -----------      ------------      -----------

OTHER INCOME (EXPENSE):
 Interest and other income                      737,291          590,046         3,231,211          888,942
 Interest expense                              (160,153)         (41,020)         (364,269)         (84,655)
                                      -----------------      -----------      ------------      -----------
 Total other income, net                        577,138          549,026         2,866,942          804,287
                                      -----------------      -----------      ------------      -----------

NET LOSS                                   $(19,277,008)     $(2,514,016)     $(37,084,237)     $(8,355,564)

BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                           $(0.61)          $(0.22)           $(1.18)          $(0.73)
                                      =================      ===========      ============      ===========
WEIGHTED AVERAGE COMMON SHARES FOR
 BASIC AND DILUTED NET LOSS
 COMPUTATION                                 31,560,390       11,471,672        31,497,604       11,369,372
                                      =================      ===========      ============      ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                   $(19,277,008)     $(2,514,016)     $(37,084,237)     $(8,355,564)
                                      =================      ===========      ============      ===========

UNREALIZED GAIN ON MARKETABLE
 SECURITIES                                       3,589           12,660            73,156            9,403
UNREALIZED GAIN (LOSS) ON MARKETABLE
 SECURITIES-RESTRICTED                          604,415        5,216,200           286,337        5,216,200
                                      -----------------      -----------      ------------      -----------

COMPREHENSIVE INCOME  (LOSS)               $(18,669,004)     $ 2,714,844      $(36,724,744)     $(3,129,961)
                                      =================      ===========      ============      ===========

(A)   The following summarizes the
      departmental allocation of the
      stock-based compensation charge:
      Research and development             $  2,342,858      $         -      $  4,750,224      $         -
      General and administrative              1,324,812                -         2,748,885        3,139,478
                                      -----------------      -----------      ------------      -----------
         Total stock-based
          compensation                     $  3,667,670      $         -      $  7,499,109      $ 3,139,478
                                      =================      ===========      ============      ===========

     See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six-Month Period Ended
                                                                                             June 30,
                                                                  -----------------------------------------------------------
                                                                            2001                               2000
                                                                  -------------------------          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(37,084,237)                      $(8,355,564)
                                                                  -------------------------          ------------------------
Adjustments to reconcile net loss to net cash used:
 Depreciation and amortization                                                    1,281,888                           389,801
 Stock-based compensation expense                                                 7,499,109                         3,139,478
    Gain on disposal of assets                                                            -                          (305,396)
 Amortization of lease discount                                                      12,244                                 -
 Reorganization expense adjustment                                                        -                            39,141
    Issuance of common stock in lieu of cash for license fee                         98,003                                 -
 Non-cash interest on notes payable                                                  10,831                                 -
 Interest on notes receivable                                                       (42,546)                                -
 Amortization of intangible assets                                               11,647,321                           118,172
   Changes in current assets and liabilities:
  Other current assets                                                           (7,322,270)                         (320,065)
       Deferred merger costs                                                              -                        (1,697,366)
  Accounts payable and accrued liabilities                                           31,155                          (634,991)
  Deferred contract revenue                                                      12,145,534                          (661,279)
                                                                  -------------------------          ------------------------
   Total adjustments                                                             25,361,269                            67,495
                                                                  -------------------------          ------------------------
  Net cash used for operating activities                                        (11,722,968)                       (8,288,069)
                                                                  -------------------------          ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                               (13,650,051)                                -
Sale of marketable securities, net                                               19,278,324                        15,658,733
Increase in other assets                                                         (4,313,853)                            3,370
Expenditures for property, plant and equipment                                   (1,226,274)                          (16,462)
Proceeds from sale of assets related to merger                                            -                           200,000
Expenditures for patents                                                                  -                          (489,102)
                                                                  -------------------------          ------------------------
  Net cash provided by investing activities                                          88,146                        15,356,539
                                                                  -------------------------          ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                            442,284                         3,853,445
Proceeds from exercise of warrants                                                        -                           307,561
Issuance of notes payable                                                         2,000,000                                 -
Repayment of notes payable                                                          (83,800)                                -
Repayments of obligations under capital leases                                     (711,023)                         (429,480)
                                                                  -------------------------          ------------------------
  Net cash provided by financing activities                                       1,647,461                         3,731,526
                                                                  -------------------------          ------------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                            (9,987,361)                       10,799,996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   52,414,312                         2,751,069
                                                                  -------------------------          ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 42,426,951                       $13,551,065
                                                                  =========================          ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Property and equipment purchased under line of credit                          $    870,009                       $         -
                                                                  =========================          ========================
Payment of notes payable by issuance of common stock                           $    310,200                       $         -
                                                                  =========================          ========================
Notes payable for exercise of stock options                                    $          -                       $ 1,131,380
                                                                  =========================          ========================

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

2. Merger - On July 31, 2000 (the "Merger Date"), Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny"), and Reprogenesis, Inc., a Texas corporation ("Reprogenesis"), merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results prior to the Merger Date are not included in the accompanying financial statements.

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

   The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development ("IPR&D") of $294,800,000 and assembled workforce of $500,000. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the Merger Date.

   Unaudited pro forma operating results for the three- and six-month periods ended June 30, 2000, assuming the Merger occurred at January 1, 2000 are approximately as follows:

                                              Three Months Ended                                  Six Months Ended
                                       (Actual)                (Pro forma)               (Actual)                (Pro forma)
                                       June 30,                  June 30,                June 30,                  June 30,
                                         2001                      2000                    2001                      2000
                        -----------------------------------------------------------------------------------------------------
Revenues                             $    203,000              $    960,000             $   451,000               $ 2,610,000
Net Loss                             $(19,277,000)             $(22,087,000)           $(37,084,000)             $(53,043,000)
Net Loss per share                   $      (0.61)             $      (0.85)           $      (1.18)             $      (2.05)

   For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

3. Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.

   In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 2001 and the results of operations and cash flows for the three- and six-month periods
   ended June 30, 2001 and 2000.   The preparation of the Company's consolidated
   financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

   These interim results are not necessarily indicative of results for a full year and are subject to year-end adjustments and an independent audit.

4. Intangible Assets - Intangible assets consisted of approximately the following as of June 30, 2001 and December 31, 2000:

                                          June 30,            December 31,
                                            2001                  2000
                                        ------------          ------------

    Goodwill                            $105,477,000          $105,477,000
    Patents                                1,297,000             1,297,000
    Assembled workforce                      500,000               500,000
                                        ------------          ------------

                                         107,274,000           107,274,000
    Less: accumulated amortization       (21,776,000)          (10,128,000)
                                        ------------          ------------
                                        $ 85,498,000          $ 97,146,000
                                        ============          ============

   Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of 4 to 5 years. Accumulated amortization as of June 30, 2001 was $21,198,000 and $92,000 for goodwill and assembled workforce, respectively. The Company has capitalized certain costs associated with the successful filing of patent applications and has included them as a component of other assets in the accompanying consolidated balance sheet. Patent costs of $1,297,000 are being amortized over their estimated useful lives, not to exceed 17 years. Accumulated amortization relating to patent costs was $486,000 as of June 30, 2001.

5. Long-Term Debt, Capital Lease Obligations and Operating Leases -

         (i) Long-term debt and capital lease obligations consisted of approximately the following at June 30, 2001 and December 31, 2000:

                                                                                  June 30,        December 31,
                                                                                    2001              2000
                                                                             -----------------------------------
         Notes payable to a financing agency for fixed asset purchases           $ 2,639,000       $ 1,946,000
         Notes payable to Genetics Institute for technology purchases
           payable in the Company's common stock                                           -           394,000
         Convertible subordinated notes payable to Becton
           Dickinson, net of $266,000 discount at June 30, 2001                    1,734,000                 -
         Obligations under capital leases, net of $ 60,000
           discount at June 30, 2001                                               3,266,000         3,787,000
                                                                                 -----------       -----------
                                                                                   7,639,000         6,127,000
         Less current portion                                                     (2,016,000)       (1,972,000)
                                                                                 -----------       -----------
         Total long-term debt and capital lease obligations                      $ 5,623,000       $ 4,155,000
                                                                                 ===========       ===========

   On May 31, 2001 the Company issued 60,000 shares of Common Stock valued at $310,000 and paid cash totaling $195,000 to repay in full all notes payable due to Genetics Institute for technology purchases, including accrued interest of $111,000.

   On June 27, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise of an option to negotiate a collaboration agreement. The note is repayable, at the option of the Company, in either cash or upon issuance of the Company's common stock at any time up to its maturity date of June 26, 2006. The note bears interest at 7%, which is below the fair market interest rate which the Company estimates to be 11%. The difference between the market interest rate of 11% and the coupon interest rate of 7% is being amortized as interest expense over the remaining term of the note.


        (ii) Future minimum operating lease payments for the respective periods ended December 31 are approximately as follows:

                                                 Operating Leases
         ---------------------                   ----------------
         Q3 - Q4 2001                              $   928,000
         2002                                        1,956,000
         2003                                        2,020,000
         2004                                        2,004,000
         2005                                        2,002,000
         Thereafter                                  2,659,000
                                                   -----------
         Total minimum lease payments              $11,569,000
                                                   ===========

6. License Agreements - Effective January 5, 2001, the Company entered into a license and collaboration agreement with Aegera Therapeutics Inc. ("Aegera") granting the Company an exclusive worldwide license to Aegera's skin-derived, adult stem cell technologies. The agreement also provides for a three-year research collaboration in which the Company will fund 6 full-time equivalent researchers per year at Aegera dedicated to the agreement. In consideration for the technology license, the Company paid a $100,000 up-front license fee, purchased 125,000 shares of Aegera common stock for a total cost of $250,000 and issued to Aegera 10,667 shares of the Company's common stock, which had a market value of approximately $98,000, to Aegera during the first quarter of 2001. The Company recorded the $100,000 payment and fair value of the Company's common stock issued to Aegera as an expense in the accompanying statement of operations. The estimated fair value of 125,000 shares of Aegera common stock purchased has been recorded as an other asset in the accompanying balance sheet. In addition, under the terms of the agreement, the Company will likely be required to make various milestone and royalty related payments.

7. Micromet Collaboration - On June 29, 2001, the Company entered into a purchase and sale agreement with Micromet, AG ("Micromet"), a German corporation, pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash, 3,003 shares of Micromet common stock valued as of June 30, 2001 at approximately $686,000 and a convertible promissory note of EUR 4,068,348 (approximately $3,459,000 at June 30, 2001). The convertible promissory note bears interest at 7% and is due the earlier of (i) the closing date for an initial public offering of Micromet's shares or (ii) June 30, 2005. Upon reaching maturity, the Company has the option to receive either cash or shares of Micromet common stock.

   In addition, on June 29, 2001, the Company entered into a letter of intent with Micromet pursuant to which the parties agreed to enter into a target research and license agreement and a product development agreement. It is intended that these agreements will provide the Company with royalties on Micromet's product revenues, if any, arising out of the assigned technology, joint ownership of future product discoveries, if any, arising out of the collaboration, and access by Curis to Micromet's proprietary single cell analysis of gene expression technology. In addition, it is intended that the product development agreement will require the Company to jointly fund research for potential targets through the proof of principle stage. The Company will also have the right, but not the obligation, to jointly or solely fund the development of targets from the proof of principle stage through the completion of Phase I Clinical Trials. Lastly, the Company will be obligated to pay milestones to Micromet upon the attainment of certain development goals.

   As of June 30, 2001, the Company has recorded the $8,000,000 as a component of other current assets in the accompanying consolidated balance sheet. The Company received full payment of the $8,000,000 on July 2, 2001. The convertible promissory note and estimated value of the Micromet common stock have been recorded as a component of other assets in the accompanying balance sheet due to the long-term nature of the underlying instruments. The Company will recognize the value of all consideration received from Micromet as a component of revenue over its estimated performance period. No revenue has been recognized under this arrangement as of June 30, 2001.

8. New Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have any impact on the Company's reported consolidated financial statements.

   On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortization of its existing goodwill thereby reducing its operating expenses by approximately $11,500,000 annually. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

9. Subsequent Event - In July 2001, the Company and Elan International Services ("EIS") formed Curis Newco, Ltd. ("Newco"), an entity that is committed to the research and development of molecules that stimulate the hedgehog (Hh) signaling pathway. This pathway had previously been shown to play a role in the development of the central and peripheral nervous systems. At the time Newco was formed, EIS purchased 546,448 shares of the Company's common stock for $4,000,000, or $7.32 per share, and received a warrant to purchase up to 50,000 shares of the Company's common stock at $10.46 per share. The warrant is exercisable for five years. Also, EIS purchased 1,000 shares of the Company's newly created Series A convertible exchangeable preferred stock ("Series A Preferred Stock") for proceeds of $12,015,000. The Series A Preferred Stock is, at EIS's option, convertible into the Company's common stock at $14.12 per share or exchangeable for non-voting preference shares of Newco ("Newco Preference Shares"), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of Newco ("Aggregate Newco Shares"). The Company used the $12,015,000 in proceeds of the Series A Preferred Stock sale to purchase 80.1% of the Aggregate Newco Shares. This purchase consisted of 100% of the voting common shares of Newco ("Newco Common Shares") and 60.2% of the Newco Preference Shares, which represent 50% and 30.1%, respectively, of the Aggregate Newco Shares. In addition, EIS contributed $2,985,000 to purchase 39.8% of the Newco Preference Shares, which represents 19.9% of the Aggregate Newco Shares. Newco used the aggregate proceeds to pay $15,000,000 million to Neuralab Limited, an affiliate of EIS, for a non-exclusive license giving Newco rights to use an important animal model, a mouse strain that develops many of the features of human neurodegenerative diseases.

   Newco was formed by issuing Newco Common Shares and Newco Preference Shares valued at $15,000,000 to the Company and EIS. The Company owns 100% of the outstanding Newco Common Shares, which represents 100% of the outstanding voting Newco Shares. The Newco Preference shares are non-voting and are convertible, at the option of the holder thereof, into voting Newco Common Shares at any time after July 18, 2003. While EIS currently does not own any Newco Common Shares and is unable to convert any of its Newco Preference Shares into Newco Common Shares until July 18, 2003, it has retained significant minority investor rights that the Company considers to be "participating rights" as defined in Emerging Issues Task Force (EITF) Issue 96-16 Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. EIS's participating rights prevent the Company from exercising sole control over Newco with respect to certain enumerated actions related to the technology licensed from Neuralab Limited. Accordingly, the Company will not consolidate the financial statements of Newco but instead will account for its investment in Newco under the equity method of accounting.

   The Company may provide additional funding to Newco as needed in relation to its ownership interest in Newco. On July 18, 2001, the Company entered into an $8,010,000 subordinated convertible promissory note agreement (the "Note Agreement") with Elan Pharma International Limited ("EPIL"). The Note Agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable semi-annually. Under the terms of the Note Agreement, EPIL has the option to convert all or any portion of the outstanding principal amount into the Company's common stock under certain circumstances at any time after July 18, 2003, at a per share price of $8.63, subject to adjustment under certain circumstances, as defined. The borrowings under the Note Agreement are restricted for the Company's funding of Newco.

   The Company will immediately expense its $12,105,000 investment in Newco because the technical feasibility of using the contributed and licensed technology has not been established and Newco has no alternative future use of the technologies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Merger - On July 31, 2000 (the "Merger Date"), Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny"), and Reprogenesis, Inc., a Texas corporation ("Reprogenesis"), merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results prior to the Merger Date are not included in the accompanying financial statements.

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

The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development ("IPR&D") of $294,800,000 and assembled workforce of $500,000. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of 4 to 5 years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the Merger Date .

Unaudited pro forma operating results for the three- and six-month periods ended June 30, 2000, assuming the Merger occurred at January 1, 2000 are approximately as follows:

                                       Three Months Ended                                   Six Months Ended
                                (Actual)                 (Pro forma)                (Actual)                 (Pro forma)
                                 June 30,                  June 30,                  June 30,                  June 30,
                                   2001                      2000                      2001                      2000
                   -------------------------------------------------------------------------------------------------------
Revenues                        $    203,000              $    960,000              $    451,000              $  2,610,000
Net Loss                        $(19,277,000)             $(22,087,000)             $(37,084,000)             $(55,043,000)
Net Loss per share              $      (0.61)             $      (0.85)             $      (1.18)             $      (2.05)


For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

Operating results for the three- and six-month periods ended June 30, 2001 include the operating expenses of the Company which includes operating costs of the combined companies as a result of the Merger. Operating expenses for the three- and six-month periods ended June 30, 2000 include the operating expenses of Creative but do not include the operating expenses of Ontogeny or Reprogenesis for such periods. Accordingly, comparisons of operating results between the 2001 and the 2000 periods may not prove to be meaningful.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenues

Total revenues increased to $203,000 for the three-month period ended June 30, 2001 from $7,000 for the three-month period ended June 30, 2000. The increase in revenues was primarily the result of revenue earned by the Company under two National Institute of Standards and Technology (NIST) grants.

OPERATING EXPENSES

Research and development expenses increased 313% to $7,893,000 for the three-month period ended June 30, 2001 from $1,911,000 for the three-month period ended June 30, 2000. The increase was primarily due to the impact of the Merger. Research and development expenses for the three-month period ended June 30, 2001 include the costs of 107 employees involved in research and development totaling $2,300,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $2,419,000, occupancy and depreciation charges of $1,079,000, lab and clinical trial manufacturing supplies of $1,003,000 and legal fees associated with the Company's intellectual property of $736,000.

General and administrative expenses increased 147% to $2,672,000 for the three-month period ended June 30, 2001 from $1,083,000 for the three-month period ended June 30, 2000. The increase was primarily due to the impact of the Merger. General and administrative expenses for the three-month period ended June 30, 2001 include the costs of 34 employees totaling $928,000, professional service fees and other outside services including legal costs and consultants of $854,000, occupancy and depreciation charges of $384,000 and corporate taxes of $115,000.

Stock-based compensation was $3,668,000 for the three-month period ended June 30, 2001. There was no stock-based compensation for the three-month period ended June 30, 2000. The increase was primarily due to $2,631,000 of amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001. Additionally, on August 18, 2000, the Company issued 3,474,006 options to employees of the Company with an exercise price below market value resulting in deferred compensation of $18,233,000 which is being amortized over the four-year vesting period of the shares beginning on August 1, 2000. The total expense included in the three-month period ended June 30, 2001 related to these options was $1,058,000.

Amortization of intangible assets was $5,824,000 for three-month period ended June 30, 2001 as compared to $76,000 for the three-month period ended June 30, 2000. The increase was principally due to the amortization of goodwill and assembled workforce incurred as a result of the Merger totaling $5,778,000 and $25,000, respectively, in the three months ended June 30, 2001.

OTHER INCOME (EXPENSES)

Interest and other income for the three-month period ended June 30, 2001 was approximately $737,000 compared to approximately $590,000 for the same period in
2000, an increase of $147,000 or 25%.   The increase in interest income for the
three-month period resulted primarily from a higher available investment balance as compared to the prior year as a result of the Merger and proceeds received from a private placement of equity securities which was completed in December 2000.

Interest expense for the three-month period ended June 30, 2001 was $160,000 compared to $41,000 for the same period in 2000, an increase of $119,000 or 290%. The increase in interest expense resulted primarily from the consolidation into the Company of the outstanding lease obligations of the Ontogeny and Reprogenesis at the time of the Merger and a line of credit received in December 2000 for the purchase of equipment and leasehold improvements.

NET LOSS

As a result of the foregoing, the Company incurred a net loss of $19,277,000 and for the three-month period ended June 30, 2001 compared to a net loss of $2,514,000 for the three-month period ended June 30, 2000.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Total revenues decreased 33% to $452,000 for the six-month period ended June 30, 2001 from $678,000 for the six-month period ended June 30, 2000. The decrease in revenues was primarily the result of license revenue of $661,000 from Stryker recognized in 2000 offset in part by revenues of $448,000 earned by the Company under two NIST grants.

OPERATING EXPENSES

Research and development expenses increased 302% to $16,002,000 for the six-month period ended June 30, 2001 from $3,984,000 for the six-month period ended June 30, 2000. The increase was primarily due to the impact of the Merger. Research and development expenses for the six-month period ended June 30, 2001 include the costs of 107 employees involved in research and development totaling $4,600,000, outside services including clinical trials, medicinal chemistry, consultants and sponsored research collaborations of $5,500,000, occupancy and depreciation charges of $2,198,000, lab and clinical trial manufacturing supplies of $1,876,000 and legal fees associated with the Company's intellectual property of $1,085,000.

General and administrative expenses increased 102% to $5,255,000 for the six-month period ended June 30, 2001 from $2,596,000 for the six-month period ended June 30, 2000. The increase was primarily due to the impact of the Merger. General and administrative expenses for the six-month period ended June 30, 2001 include the costs of 34 employees totaling $1,854,000, professional service fees including legal costs and consultants of $1,533,000, occupancy and depreciation charges of $752,000 and corporate taxes of $294,000.

Stock-based compensation increased to $7,499,000 for the six-month period ended June 30, 2001 from $3,139,000 for the six-month period ended June 30, 2000. The increase was primarily due to $5,444,000 of amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001. Additionally, on August 18, 2000, the Company issued 3,474,006 options to employees of the Company with an exercise price below market value resulting in deferred compensation of $18,233,000 which is being amortized over the four-year vesting period of the shares beginning on August 1, 2000. The total expense included in the six-month period ended June 30, 2001 related to these options is $2,049,000. Stock-based compensation for the six-month period ended June 30, 2000 was the result of a one-time non-cash charge of $3,139,000 that was recorded on February 8, 2000 related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers and outside directors.

Amortization of intangible assets was $11,647,000 for six-month period ended June 30, 2001 as compared to $118,000 for the six-month period ended June 30, 2000. The increase was principally due to the amortization of goodwill and assembled workforce incurred as a result of the Merger totaling $11,557,000 and $50,000, respectively, in the six months ended June 30, 2001.

OTHER INCOME (EXPENSES)

For the six-months ended June 30, 2001, interest and other income was $3,231,000 compared to $889,000 for the six months ended June 30, 2000, an increase of $2,342,000. The increase in interest income for the six-month period resulted primarily from a $1,466,000 gain on the sale of marketable securities in the six-month period ended June 30, 2001. Additionally, the Company had a higher average available investment balance as compared to the prior year as a result of the Merger and proceeds received from a private placement of equity securities which was completed in December 2000.

For the six months ended June 30, 2001, interest expense was $364,000 compared to $85,000 for the six months ended June 30, 2000, an increase of $279,000 or 328%. The increase in interest expense resulted primarily from the consolidation into the Company of the outstanding lease obligations of Ontogeny and Reprogenesis at the time of the merger and a line of credit received in December 2000 for the purchase of equipment and leasehold improvements.

NET LOSS

As a result of the foregoing, the Company incurred a net loss of $37,084,000 and for the six-month period ended June 30, 2001 compared to a net loss of $8,356,000 for the six-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $58,976,000. The Company has financed its operations primarily through the sale of its equity securities, revenues received under agreements with collaborative partners, manufacturing contracts and the sale by Creative of certain of its OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $11,723,000 for the six-month period ended June 30, 2001 compared to $8,288,000 for the six-month period ended June 30, 2000. The increase was primarily due to additional costs associated with the consolidation of the three companies in the Merger offset by both deferred contract revenue of $12,146,000 for the six-month period ended June 30, 2001 and deferred merger costs of $1,697,000 incurred during the six-month period ended June 30, 2000. The Company increased its investment in property, plant and equipment to $16,079,000 at June 30, 2001 from $13,893,000 at December 31, 2000.
The increase resulted primarily from leasehold improvements incurred to upgrade the Company's research and development facilities. The Company currently plans to spend approximately $3,000,000 during the remaining two quarters of 2001 on leasehold improvements and equipment purchases to upgrade its research and development facilities.

On October 5, 2000, the Company announced the receipt of its second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously, Reprogenesis had been awarded a $2,000,000 grant from NIST to support the development of its cardiovascular products, Vascugel and Vascuject. The grant period for the first NIST grant is from November 1, 1999 to October 31, 2002.

On June 27, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise of an option to negotiate a collaboration agreement. The note is repayable, at the option of the Company, in either cash or upon issuance of the Company's common stock at any time up to its maturity date of June 26, 2006. The note bears interest at 7%, which is below the fair market interest rate which the Company estimates to equal 11%. The difference between the market interest rate of 11% and the coupon interest rate of 7% is being amortized over the remaining term of the note.

As of June 30, 2001, the Company held 53,571 shares of Exelixis, Inc. common stock with a fair market value as of that date of approximately $1,016,000, included in the Company's balance sheet as of June 30, 2001 under the category "Marketable securities - Restricted." The sale of these shares by the Company shares is restricted under an agreement between the Company and Exelixis, which restricts their sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

We anticipate that our existing capital resources and amounts to be received pursuant to the Micromet and Elan transactions should enable us to maintain our current and planned operations into the second quarter of 2003. Beyond the second quarter of 2003, we expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding planned operations is dependent upon its ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, we intend to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it would be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company's stockholders. If OP-1 is not approved for commercial sale in the United States and the Company does not receive royalties from Stryker for product sales and/or if substantial additional funding is not available, the Company's business will be materially and adversely affected.

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

On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortization of its existing goodwill thereby reducing its operating expenses by approximately $11,500,000 annually. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company's intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1. "Business-Risk Factors" contained in the Company's Post-Effective Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 (File No. 333-50906) filed with the Securities and Exchange Commission on August 10, 2001. Please also refer to the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At June 30, 2001, the fair market value of these securities amounted to approximately $15,566,000 with net unrealized gains of approximately $34,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company's investments are investment grade securities and deposits are with investment grade financial institutions. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity.

As of June 30, 2001, in addition to the marketable securities discussed above, the Company held 53,571 shares of the common stock of Exelixis, Inc. which as of that date had a fair market value of approximately $1,016,000. These shares are restricted under the terms of an agreement between the Company and Exelixis and will not be available for sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

As of June 30, 2001, the Company held assets denominated in a EUROS on its balance sheet totaling $4,145,000 in connection with the note issued to Curis by Micromet. The underlying assets are expected to a have holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. The Company has not entered into any hedging agreements relating to this risk.

At June 30, 2001, we had approximately $3,985,000 outstanding under fixed-rate capital leases and term notes which are not subject to fluctuations in interest rates and approximately $1,964,000 outstanding under a term loan agreement with an adjustable rate equal to prime.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Only July 18, 2001, the Company issued 1,000 shares of a newly-created Series A Convertible Exchangeable Preferred Stock ("Preferred Stock") to Elan International Services, Ltd. The Preferred Stock is entitled to a 6% annual dividend, payable by the issuance of additional shares of Preferred Stock. In addition, the Preferred Stock is entitled to a dividend preference with respect to any dividends declared or distributions payable to holders of the Company's common stock, and to a liquidation preference with respect to transactions involving the liquidation, winding up or sale of the Company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 14, 2001. The stockholders elected Douglas A. Melton and Michael Rosenblatt as Class II Directors of the Company with terms expiring in 2004. The tabulation of votes with respect to the election of such directors is as follows:


                              Total Voted For:    Total Vote Withheld:

Douglas A. Melton               24,082,371              141,895

Michael Rosenblatt              24,082,371              141,895


In addition, the stockholders approved the appointment of Arthur Andersen LLP as the Company's independent accountants for the 2001 fiscal year by a vote of 24,129,193 shares in favor, 78,663 shares against, and 16,410 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this Report.

   (b)  Reports on Form 8-K.

          (i) On July 2, 2001, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had entered into a business collaboration with Micromet, AG. No financial statements were required to be filed with this Report.

          (ii) On July 5, 2001, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had entered into a joint venture with Elan International Services. No financial statements were required to be filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CURIS, INC.


Date:  August 14, 2001                        By:  /s/ George A. Eldridge
                                                   ----------------------
                                                   Vice President, Finance and
                                                   Chief Financial Officer

         Exhibit Index

         Number  Description
         ------  -----------

          3.1 Restated Certificate of Incorporation of Curis, Inc. (previously filed as an exhibit to the Joint Proxy Statement Prospectus on Form S-4 of Curis, Inc. (filed on June 19, 2000 (File No. 333-32446)) and incorporated herein by reference).

          3.2 Certificate of Designations of Curis, Inc. (previously filed as an exhibit to the Post-Effective Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 of Curis, Inc. (filed August 10, 2001 (File No. 333-50906)) and incorporated herein by reference).

          3.3 Amended and Restated By-laws of Curis, Inc. (previously filed as an exhibit to the Registration Statement on Form S-1 of Curis, Inc. (filed on December 20, 2000 (File No. 333-50906) and incorporated herein by reference)).

          4.1 Registration Rights Agreement, dated as of July 18, 2001, among Curis, Inc., Elan International Services, Ltd. and Elan Pharma International Limited.

          10.1 Securities Purchase Agreement, dated as of July 18, 2001, among Curis, Inc., Elan International Services, Ltd. and Elan Pharma International Limited.

          10.2 Agreement for Purchase and Sale of Single-Chain Polypeptide Business, dated as of June 29, 2001, between Curis, Inc. and Micromet AG (previously filed as an exhibit to the Current Report on Form 8-K (filed on July 2, 2001 (File No. 000-30347)) and incorporated herein by reference).