Form 10-Q
period 2001-09-30
CURIS INC
filed 2001-11-14
CIK 1108205

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number:  000-30347
                        --------------------------------
                                  CURIS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       04-3505116
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

61 MOULTON STREET, CAMBRIDGE, MASSACHUSETTS              02138
 (Address of Principal Executive Offices)             (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (617) 503-6500

                       -----------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [x]  Yes           [ ]  No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 2001, there were 32,282,303 shares of the Registrant's Common Stock, $0.01 par value per share, and there were 1,000 shares of the Registrant's Series A Convertible Exchangeable Preferred Stock, $0.01 par value per share, outstanding.

                          CURIS, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX

PART I.  FINANCIAL INFORMATION                            Page Number

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000             3

          Consolidated Statements of Operations and
          Comprehensive Loss for the Three Months
          and Nine Months ended September 30, 2001
          and 2000                                             4

          Consolidated Statements of Cash Flows for
          the Nine Months ended September 30, 2001
          and 2000                                             5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                 6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                   21

PART II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds           21

  Item 6. Exhibits and Reports on Form 8-K                    22

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                          CURIS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               September 30,           December 31                              ,
                                                                   2001                    2000
                                                              --------------           ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $  48,395,466           $  52,414,312
   Marketable securities                                       12,889,828              22,654,393
   Marketable securities - restricted                             613,924                 729,905
   Other current assets                                         2,163,461               1,278,873
                                                        -----------------      ------------------
       Total current assets                                    64,062,679              77,077,483
                                                        -----------------      ------------------
PROPERTY, PLANT AND EQUIPMENT - net                            10,900,146               7,866,591
                                                        -----------------      ------------------

OTHER ASSETS:
  Intangible assets, net  (Note 4)                             79,670,952              97,145,664
  Other assets                                                  5,243,751                 592,252
                                                        -----------------      ------------------
       Total other assets                                      84,914,703              97,737,916
                                                        -----------------      ------------------
                                                            $ 159,877,528           $ 182,681,990
                                                        =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Debt and lease obligations, current portion              $   2,681,695           $   1,971,609
   Accounts payable                                             3,750,536               2,187,824
   Accrued liabilities                                          6,560,664               5,553,641
   Deferred revenue, current portion                              626,555                       -
                                                        -----------------      ------------------
       Total current liabilities                               13,619,450               9,713,074
                                                        -----------------      ------------------

DEBT AND LEASE OBLIGATIONS, net of current portion              6,655,094               4,155,150

DEFERRED REVENUE, net of current portion                       11,518,978                       -

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000                 12,161,155                       -
      shares authorized, 1,000 and no shares
      issued and outstanding at September 30, 2001
      and December 31, 2000, respectively
   Common stock, $0.01 par value, 125,000,000                     322,814                 313,836
      shares authorized, 32,281,380 and 31,383,585
      shares issued and outstanding at September 30,
      2001 and December 31, 2000, respectively
   Additional paid-in capital                                 664,624,878             662,339,492
   Notes receivable                                            (1,269,449)             (1,204,596)
   Deferred stock-based compensation                          (10,657,127)            (22,893,619)
   Accumulated deficit                                       (537,701,487)           (471,945,648)
   Accumulated other comprehensive income                         603,222               2,204,301
                                                        -----------------      ------------------
       Total stockholders' equity                             128,084,006             168,813,766
                                                       ------------------      ------------------
                                                            $ 159,877,528           $ 182,681,990
                                                        =================      ==================

See accompanying notes to unaudited consolidated financial statements

                         CURIS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                         -----------------------------------   --------------------------------
                                               2001               2000              2001               2000
                                         ---------------   -----------------   ---------------   --------------
REVENUES:
 Royalties, research and development
   Revenues                                $    287,915      $      65,955      $    739,718      $     743,813
                                         --------------    ---------------     -------------     --------------
COSTS AND EXPENSES (A):
 Research and development                     6,901,611          6,056,255        22,903,482         10,072,461
 General and administrative                   2,456,488          4,040,568         7,711,170          6,642,813
 Stock-based compensation                     1,726,532          9,356,112         9,225,641         12,495,590
 Amortization of intangible assets            5,827,392          8,529,302        17,474,712          8,647,473
 Loss on disposition of fixed assets                  -            553,912                 -            248,516
 In-process research & development                    -        294,800,000                 -        294,800,000
 1999 reorganization                                  -                  -                 -            (38,391)
                                         --------------    ---------------     -------------     --------------
     Total costs and expenses                16,912,023        323,336,149        57,315,005        332,868,462
                                         --------------    ---------------     -------------     --------------
Net loss from operations                    (16,624,108)      (323,270,194)      (56,575,287)      (332,124,649)
                                         --------------    ---------------     -------------     --------------
Equity in loss from joint venture           (12,697,406)                 -       (12,697,406)                 -

Total other income, net                         796,067            400,959         3,663,009            898,890
                                         --------------    ---------------     -------------     --------------
NET LOSS                                   $(28,525,447)     $(322,869,235)     $(65,609,684)     $(331,225,759)

Accretion of  preferred stock dividend     $   (146,155)     $           -      $   (146,155)     $           -
                                         --------------    ---------------     -------------     --------------
Net loss applicable to common
 stockholders                              $(28,671,602)     $(322,869,235)     $(65,755,839)     $(331.225,759)
                                         ==============    ===============     =============     ==============

BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                     $      (0.89)     $      (15.19)     $      (2.08)     $      (22.59)
                                         ==============    ===============     =============     ==============

WEIGHTED AVERAGE COMMON SHARES FOR
 BASIC AND DILUTED NET LOSS
 COMPUTATION                                 32,136,744         21,250,137        31,543,300         14,662,960
                                         ==============    ===============     =============     ==============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                   $(28,525,447)     $(322,869,235)     $(65,609,684)     $(331,225,759)
                                         ==============    ===============     =============     ==============

UNREALIZED GAIN (LOSS) ON MARKETABLE
 SECURITIES                                       8,712           (327,009)           81,868          4,921,987

ACCRETION OF PREFERRED STOCK DIVIDEND          (146,155)                 -          (146,155)                 -

UNREALIZED (LOSS) GAIN ON MARKETABLE
 SECURITIES-RESTRICTED                         (402,318)             9,318          (115,981)           (14,075)
                                         --------------    ---------------     -------------     --------------
COMPREHENSIVE  LOSS                        $(29,065,208)     $(323,186,926)     $(65,789,952)     $(326,317,847)
                                         ==============    ===============     =============     ==============
(A)The following summarizes the
      departmental allocation of the
      stock-based compensation charge:
      Research and development             $    935,119      $   5,726,801      $  5,685,343      $   5,726,801
      General and administrative                791,413          3,629,311         3,540,298          6,768,789
                                         --------------    ---------------     -------------     --------------
         Total stock-based
          compensation                     $  1,726,532      $   9,356,112      $  9,225,641      $  12,495,590
                                         ==============    ===============     =============     ==============

     See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine-Month Periods Ended
                                                                              September 30,
                                                                 -----------------------------------
                                                                       2001               2000
                                                                 ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(65,609,684)     $(331,225,759)
                                                                 ----------------    ---------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                         1,812,496            634,595
  Stock-based compensation expense                                      9,225,641         12,495,590
   Loss on disposal of assets                                                   -            248,516
  Amortization of lease discount                                           18,467             28,734
   Amortization of note discount                                           13,319                  -
  Reorganization expense adjustment                                             -             39,141
    Curis loss on acquired technology of joint venture                 12,015,000                  -
    Issuance of common stock in lieu of cash for license fee               98,003                  -
  Non-cash interest on notes payable                                       10,831             12,782
  Interest on notes receivable                                            (64,853)                 -
  Amortization of intangible assets                                    17,474,712          8,647,473
  Write-off of in-process research and development                              -        294,800,000
  Changes in assets and liabilities:
     Other current assets                                                (854,588)           455,940
     Accounts payable and accrued liabilities                           2,560,822           (385,058)
     Deferred contract revenue                                         12,145,533                  -
                                                                 ----------------    ---------------
        Total adjustments                                              54,455,383        316,977,713
                                                                 ----------------    ---------------
     Net cash used for operating activities                           (11,154,301)       (14,248,046)
                                                                 ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                     (16,106,659)        (8,226,957)
Sale of marketable securities, net                                     24,386,126         26,040,734
Purchase of common and preferred shares in Curis Newco, Inc.          (12,015,000)                 -
(Increase) decrease in other assets                                    (4,681,499)           101,666
Expenditures for property, plant and equipment                         (1,888,399)          (537,260)
Proceeds from sale of fixed assets                                              -            675,000
Expenditures for patents                                                        -           (563,882)
Cash received from acquisition of Ontogeny
 and Reprogenesis, net of acquisition costs                                     -         10,788,955
                                                                 ----------------    ---------------
  Net cash (used in) provided by investing activities                 (10,305,431)        28,278,256
                                                                 ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs                         4,630,643          4,208,860
Proceeds from exercise of warrants                                              -            307,561
Issuance of convertible note payable                                    2,000,000                  -
Proceeds from issuance of series A preferred shares                    12,015,000                  -
Repayment of notes payable                                                (83,800)                 -
Repayments of obligations under capital leases                         (1,120,957)          (672,121)
                                                                 ----------------    ---------------
  Net cash provided by financing activities                            17,440,886          3,844,300
                                                                 ----------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (4,018,846)        17,874,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         52,414,312          2,751,069
                                                                 ----------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 48,395,466      $  20,625,579
                                                                 ================    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH                                  $  2,957,652      $          -
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under line of credit
                                                                 ================    ===============
Payment of notes payable by issuance of common stock                 $    310,200      $           -
                                                                 ================    ===============
Issuance of notes receivable for exercise of stock options           $          -      $   1,131,380
                                                                 ================    ===============

     See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Merger - On July 31, 2000 (the "Merger Date"), Creative BioMolecules, Inc., a
   ------
   Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny"), and Reprogenesis, Inc., a Texas corporation ("Reprogenesis"), merged (the "Merger") with and into Curis, Inc. (the "Company"), pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results prior to the Merger Date are not included in the accompanying financial statements.

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

   Unaudited pro forma operating results for the three- and nine-month periods ended September 30, 2000, assuming the Merger occurred at January 1, 2000 are approximately as follows:


                                        Three Months Ended                                 Nine Months Ended
                                  (Actual)            (Pro forma)                 (Actual)                  (Pro forma)
                                September 30,        September 30,              September 30,              September 30,
                                     2001                 2000                      2001                       2000
                         -----------------------------------------------------------------------------------------------------------
Revenues                       $    288,000         $  1,597,000                $    740,000               $  4,207,000
Net Loss                       $(28,525,000)        $(25,859,000)               $(65,610,000)              $(64,621,101)
Net Loss per share             $      (0.89)        $      (1.00)               $      (2.08)              $      (2.49)


   For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

2. Basis of Presentation - The accompanying consolidated financial statements of
   ---------------------
   the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001.

   In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at September 30, 2001 and the results of operations and cash flows for the three- and nine-month periods
   ended September 30, 2001 and 2000.   The preparation of the Company's
   consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

   These interim results are not necessarily indicative of results for a full year and are subject to year-end adjustments and an independent audit.

3. Intangible Assets - Intangible assets consisted of approximately the
   -----------------
   following as of September 30, 2001 and December 31, 2000:

                                        September 30,         December 31,
                                            2001                  2000
                                        -------------        -------------
    Goodwill                            $105,477,000         $105,477,000
    Patents                                1,297,000            1,297,000
    Assembled workforce                      500,000              500,000
                                        -------------        ------------
                                         107,274,000          107,274,000
    Less: accumulated amortization       (27,603,000)         (10,128,000)
                                        -------------        ------------
                                        $ 79,671,000         $ 97,146,000
                                        ============         ============

   Goodwill totaling $105,477,000 and assembled workforce of $500,000 are being amortized over their estimated useful lives of four to five years. Accumulated amortization as of September 30, 2001 was $26,977,000 and $117,000 for goodwill and assembled workforce, respectively. The Company has capitalized certain costs associated with the successful filing of patent applications and has included them as a component of other assets in the accompanying consolidated balance sheet. Patent costs of $1,297,000 are being amortized over their estimated useful lives, not to exceed 17 years. Accumulated amortization relating to patent costs was $509,000 as of September 30, 2001.


4. On August 3, 2001, the Company entered into a loan agreement with Doros Platika, Chairman of the Company, totaling $500,000. The loan is full recourse and bears interest at an annual rate of 8.0%. All principal and interest is due in full on December 31, 2001, unless amended by the Company and Dr. Platika. Dr. Platika's obligations under the loan are secured by a pledge of all of Dr. Platika's shares of the Company's common stock. In addition, during the term of the loan agreement, Dr. Platika has agreed not to transfer any rights he has to acquire the Company's common stock.

5. Long-Term Debt, Capital Lease Obligations and Operating Leases -
   --------------------------------------------------------------
   (i) Long-term debt and capital lease obligations consisted of approximately the following at September 30, 2001 and December 31, 2000:

                                              September 30,      December 31,
                                                  2001              2000
                                           -----------------------------------
    Notes payable to a financing agency         $ 4,616,000       $ 1,946,000
      purchases for fixed asset
    Notes payable to Genetics Institute                   -           394,000
      Convertible subordinated notes              1,784,000                 -
      payable to Becton Dickinson, net of
      $253,000 discount at September 30, 2001
    Obligations under capital leases, net of
      $54,000 discount at September 30, 2001      2,937,000         3,787,000
                                             -----------------------------------
                                                  9,337,000         6,127,000
    Less current portion                         (2,682,000)       (1,972,000)
                                             -----------------------------------
    Total long-term debt and capital
      lease obligations                         $ 6,655,000       $ 4,155,000
                                             ===================================

   On May 31, 2001 the Company issued 60,000 shares of common stock valued at $310,000 and paid cash totaling $195,000 to repay in full all notes payable due to Genetics Institute for technology purchases, including accrued interest of $111,000.

   On June 27, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise of an option to negotiate a collaboration agreement. The note is repayable, at the option of the Company, in either cash or upon issuance of the Company's common stock at any time up to its maturity date of June 26, 2006. The note bears interest at 7%, which is below the fair market interest rate which the Company estimates to be 11%. The difference between the market interest rate of 11% and the coupon interest rate of 7% is being accounted for as a discount and is being amortized as additional interest expense over the remaining term of the note.


   (ii) Future minimum operating lease payments for the respective periods ended December 31 are approximately as follows:

                                                  Operating Leases
-----------------------------                   -------------------
Q4 2001                                            $   464,000
2002                                                 1,956,000
2003                                                 2,020,000
2004                                                 2,004,000
2005                                                 2,002,000
Thereafter                                           2,659,000
                                               ---------------
Total minimum lease payments                       $11,105,000
                                               ===============

6.   License Agreement - Effective January 5, 2001, the Company entered into a
     -----------------
     license and collaboration agreement with Aegera Therapeutics Inc. ("Aegera") granting the Company an exclusive worldwide license to Aegera's skin-derived, adult stem cell technologies. The agreement also provides for a three-year research collaboration in which the Company will fund 6 full-time equivalent researchers per year at Aegera dedicated to the agreement. In consideration for the technology license, the Company paid a $100,000 up-front license fee, purchased 125,000 shares of Aegera common stock for a total cost of $250,000 and issued to Aegera 10,667 shares of the Company's common stock, which had a market value of approximately $98,000, during the first quarter of 2001. The Company recorded the $100,000 payment and fair value of the Company's common stock issued to Aegera as an expense in the accompanying statement of operations. The estimated fair value of 125,000 shares of Aegera common stock purchased has been recorded as an other asset in the accompanying balance sheet. In addition, under the terms of the agreement, the Company will likely be required to make various milestone and royalty related payments.


7.   Micromet Collaboration - On June 29, 2001, the Company entered into a
     ----------------------
     purchase and sale agreement with Micromet, AG ("Micromet"), a German corporation, pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash, 3,003 shares of Micromet common stock valued at approximately $686,000 and a convertible promissory note ("Note") of EUR 4,068,348 (approximately $3,732,000 at September 30, 2001). The convertible promissory note bears interest at 7% and is due the earlier of (i) the closing date for an initial public offering of Micromet's shares or (ii) June 30, 2005. The Company has recorded a long-term receivable of approximately $64,000 relating to accrued interest on the Note. Upon reaching maturity, the Company has the option to receive either cash or shares of Micromet common stock.

     In addition, on June 29, 2001, the Company entered into a letter of intent with Micromet pursuant to which the parties agreed to enter into a target research and license agreement and a product development agreement. It is intended that these agreements will provide the Company with royalties on Micromet's product revenues, if any, arising out of the assigned technology, joint ownership of future product discoveries, if any, arising out of the collaboration, and access by Curis to Micromet's proprietary single cell analysis of gene expression technology. In addition, it is intended that the product development agreement will require the Company to jointly fund research for potential targets through the proof of principle stage. The Company will also have the right, but not the obligation, to jointly or solely fund the development of targets from the proof of principle stage through the completion of Phase I Clinical Trials. Lastly, the Company will be obligated to pay milestones to Micromet upon the attainment of certain development goals. As of September 30, 2001, the Company had not entered into the target research and license agreement and product development agreement.

     The convertible promissory note and estimated value of the Micromet common stock have been recorded as a component of other assets in the accompanying balance sheet due to the long-term nature of the underlying instruments. The Company will recognize as revenue the value of all consideration received from Micromet under the purchase and sale agreement over the Company's estimated performance period under the product development agreement. No revenue has been recognized under this arrangement as of September 30, 2001. Accordingly, the Company has recorded short-term and long-term deferred revenue of approximately $627,000 and $11,519,000, respectively, in the accompanying Balance Sheet at September 30, 2001.

8.   Curis Newco, Ltd. - On July 18, 2001, the Company and Elan International
     ----------------
     Services ("EIS") formed Curis Newco, Ltd. ("Newco"), an entity that is committed to the research and development of molecules that stimulate the hedgehog (Hh) signaling pathway. This pathway had previously been shown to play a role in the development of the central and peripheral nervous systems. At the time Newco was formed, EIS purchased 546,448 shares of the Company's common stock for $4,000,000, or $7.32 per share, and received a warrant to purchase up to 50,000 shares of the Company's common stock at $10.46 per share. The warrant is exercisable for five years. Also, EIS purchased 1,000 shares of the Company's newly created Series A convertible exchangeable preferred stock ("Series A Preferred Stock") for proceeds of $12,015,000. The Series A Preferred Stock is, at EIS's option, convertible into the Company's common stock at $14.12 per share or exchangeable for non-voting preference shares of Newco ("Newco Preference Shares"), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of Newco ("Aggregate Newco Shares"). The Company used the $12,015,000 in proceeds of the Series A Preferred Stock sale to purchase 80.1% of the Aggregate Newco Shares. This purchase consisted of 100% of the voting common shares of

     Newco ("Newco Common Shares") and 60.2% of the Newco Preference Shares, which represent 50% and 30.1%, respectively, of the Aggregate Newco Shares. In addition, EIS contributed $2,985,000 to purchase 39.8% of the Newco Preference Shares, which represent 19.9% of the Aggregate Newco Shares. Newco used the aggregate proceeds to pay $15,000,000 to Neuralab Limited, an affiliate of EIS, for a non-exclusive license giving Newco rights to use an important animal model, a mouse strain that develops many of the features of human neurodegenerative diseases. Upon completing this transaction, the cost of this license was expensed as a research and development cost of Newco as the technology acquired had not yet reached technological feasibility and there was no future alternative use for the technology. The Company's share of this expense was approximately $12,015,000 and is included in Equity in Loss from Joint Venture in the accompanying Statement of Operations for the three-and nine-months ended September 30, 2001.

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

     The Company may provide additional funding to Newco as needed in relation to its ownership interest in Newco. On July 18, 2001, the Company entered into an $8,010,000 convertible promissory note agreement (the "Note Agreement") with Elan Pharma International Limited ("EPIL"). The Note Agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable semi-annually. Under the terms of the Note Agreement, EPIL has the option to convert all or any portion of the outstanding principal amount into the Company's common stock under certain circumstances at any time after July 18, 2003, at a per share price of $8.63, subject to adjustment under certain circumstances, as defined. The borrowings under the Note Agreement are restricted to the Company's development funding of Newco. As of September 30, 2001, there were no borrowings outstanding under the Note Agreement.

     The Company incurred research expenses of approximately $852,000 on behalf of Newco during the period of July 18, 2001 through September 30, 2001. The Company's share of Newco expenses for the three-month period ended September 30, 2001 was approximately $682,000 and is included in Equity in loss from joint venture in the Company's Statement of Operations. The Company also recorded a net receivable from Newco at September 30, 2001 of approximately $170,000. This receivable represents EIS's 19.9% share of expenses paid for by Curis on behalf of Newco.

     The Company recorded a charge to retained earnings for the accretion of the 6% Series A preferred stock dividend of approximately $146,000. Such amounts are included in the net loss applicable to common shareholders in both the three-and nine-months ended September 30, 2001.


9.   New Accounting Standards - In June 1998, the Financial Accounting
     ------------------------
     Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -

     Deferral of the Effective Date of FASB Statement No. 133, SFAS No.133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have any impact on the Company's reported consolidated financial statements.

     On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS 142, goodwill and assembled workforce will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortization of its existing goodwill and assembled workforce thereby reducing its operating expenses by approximately $11,500,000 annually. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Curis, Inc. (the "Company"), incorporated on February 14, 2000 and formed to effect the merger discussed below, is developing products that restore health through regenerative therapeutics. the Company utilizes technologies and insights gained through the study of developmental biology to facilitate the discovery and development of new approaches to repair and regeneration of tissues and organs damaged by disease and/or trauma. Through these discoveries, the Company has developed a pipeline of promising new therapies for the treatment of major diseases, including neurological disorders, diabetes, oncology, cardiovascular and renal disease.

The Curis technology platform and product development pipeline is based on developmental biology, signaling pathways, adult stem cells and cell-based therapies. The Curis research program is conducted both internally and through alliances, partnerships and joint ventures with companies and organizations including Aegera Therapeutics and McGill University, Montreal, Canada; Micromet AG, Munich, Germany ("Micromet"); and Elan Corporation, Dublin, Ireland ("Elan").

On July 31, 2000 (the "Merger Date"), Creative BioMolecules, Inc., a Delaware corporation ("Creative"), Ontogeny, Inc., a Delaware corporation ("Ontogeny"), and Reprogenesis, Inc., a Texas corporation ("Reprogenesis"), merged (the "Merger") with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger Agreement"). On the Merger Date, the Company, as the surviving company of the Merger, assumed the rights and
obligations of Creative, Ontogeny and Reprogenesis.   Immediately after the
Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny's and Reprogenesis' operating results prior to the Merger Date are not included in the accompanying financial statements.

In accordance with APB No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The purchase price, which was based on the fair market value of Creative common stock as of the Merger Date, consisted of $300,731,000 and $149,000,000 for Ontogeny and Reprogenesis, respectively. The purchase price paid for each entity includes the value of the outstanding options and warrants exchanged for options and warrants to purchase the Company's common stock and the transaction costs related to the Merger.

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

Unaudited pro forma operating results for the three- and nine-month periods ended September 30, 2000, which assume the Merger occurred at January 1, 2000, are approximately as follows:

                                            Three-Months Ended                                    Nine-Months Ended
                                  (Actual)                  (Pro forma)                 (Actual)                  (Pro forma)
                                September 30,              September 30,              September 30,              September 30,
                                    2001                       2000                       2001                        2000
                         -----------------------------------------------------------------------------------------------------------
Revenues                      $    288,000                $  1,597,000              $    740,000                $  4,207,000
Net Loss                      $(28,525,000)               $(25,859,000)             $(65,610,000)               $(64,621,101)
Net Loss per share            $      (0.89)               $      (1.00)             $      (2.08)               $      (2.49)

For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

Operating results for the three- and nine-month periods ended September 30, 2001 include the operating expenses of the Company. Operating expenses for the three- and nine-month periods ended September 30, 2000 include the operating expenses of Creative only through the Merger Date and of the combined companies from the Merger Date through the remainder of the respective periods. Expenses for Ontogeny or Reprogenesis are not included through that date. Accordingly, comparisons of operating results between the 2001 and the 2000 periods may not prove to be meaningful.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues

Total revenues increased to $288,000 for the three-month period ended September 30, 2001 from $66,000 for the three-month period ended September 30, 2000. Revenues for the three-month period ended September 30, 2001 include $239,000 in revenues received under two National Institute of Standards and Technology ("NIST") grants and $49,000 in royalty revenues received from Stryker Corporation ("Stryker"). Revenues for the three-month period ended September 30, 2000 include $56,000 in revenues received under a NIST grant and $10,000 in license revenues received from Stryker.

OPERATING EXPENSES

Research and development expenses increased 14% to $6,902,000 for the three-month period ended September 30, 2001 from $6,056,000 for the three-month period ended September 30, 2000. The increase was primarily due to the impact of combining the three companies involved in the Merger offset in part by one-time charges incurred in connection with the Merger during the three-month period ended September 30, 2000 including severance paid to former officers of Creative of $656,000 and severance paid to seven other employees totaling $251,000. Research and development expenses for the three-month period ended September 30, 2001 include the costs of 106 employees involved in research and development totaling $2,052,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,868,000, lab and clinical trial manufacturing supplies of $955,000, occupancy and depreciation charges of $934,000, and legal fees associated with the Company's intellectual property of $808,000.

General and administrative expenses decreased 39% to $2,456,000 for the three-month period ended September 30, 2001 from $4,041,000 for the three-month period ended September 30, 2000. The decrease was primarily due to one-time charges incurred in connection with the Merger during the three-month period ended September 30, 2000 including severance paid former officers of Creative of $926,000 and severance paid to the termination of eight other employees totaling $122,000. General and administrative expenses for the three-month period ended September 30, 2001 include the costs of 34 employees totaling $970,000, professional service fees and other outside services including legal costs and consultants of $855,000 and occupancy and depreciation charges of $475,000.

Stock-based compensation decreased to $1,727,000 for the three-month period ended September 30, 2001 from $9,356,112 for the three-month period ended September 30, 2000. The decrease was primarily due to $6,624,000 of amortization expense related to deferred compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001 recorded in the three months ended September 30, 2000 compared to $776,000 during the three-month period ended September 30, 2001. Also, 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer became fully vested as unrestricted common stock of the Company upon the Merger. Total expense included in the three-month period ended September 30, 2000 related to these shares was $1,623,000. Finally, on August 18, 2000, the Company issued 3,473,006 options to its employees with an exercise price below market value resulting in deferred compensation of $18,233,000 which is being amortized over the four-year vesting period of the shares beginning on August 1, 2000. The total expense included in the three-month periods ended September 30, 2001 and September 30, 2000 related to these options was $951,000 and $762,000, respectively.

Amortization of intangible assets was $5,827,000 for three-month period ended September 30, 2001 as compared to $8,529,000 for the three-month period ended September 30, 2000. The decrease was primarily due to an impairment charge recorded in the three-month period ended September 30, 2000 of $4,611,000 to reduce the carrying value of capitalized patents determined not to be beneficial or to be utilized in future operations and which have no alternative future use offset in part by increased amortization of goodwill and assembled workforce incurred as a result of the Merger totaling $5,803,000 for the three-month period ended September 30, 2001 compared to $3,880,000 for the three-month periods ended September 30, 2000.

A fixed asset disposition charge of $554,000 was incurred during the three-months ended September 30, 2000 for the book value of equipment disposed of as a result of the Merger.

A charge of $294,800,000 was incurred on the Merger Date resulting from portions of the purchase price of Ontogeny and Reprogenesis that were identified as IPR&D. As described previously, the purchase price of Ontogeny and Reprogenesis has been allocated to the assets acquired, including IPR&D, based upon an independent appraisal which used proven valuation tools and techniques.

EQUITY IN LOSS FROM JOINT VENTURE

During the three-month period ended September 30, 2001, the Company incurred an initial charge of $12,015,000 in conjunction with the Elan Joint Venture ("Elan JV") as a result of the write off of technology acquired in July 2001. The Company financed this loss with proceeds totaling $12,015,000 received from the sale of 1,000 shares of its Series A Convertible Exchangeable Preferred Stock to an affiliate of Elan. The Company expects to finance its share of the development funding of the Elan JV through July 18, 2003 with draw downs under an $8,010,000 convertible promissory note entered into between the Company and an affiliate of Elan. The Company's portion of the Elan JV operating expenses for the three-month period ended September 30, 2001 was $682,000.

OTHER INCOME, NET

Interest and other income for the three-month period ended September 30, 2001 was $991,000 compared to approximately $581,000 for the same period in 2000, an
increase of $410,000 or 71%.   The increase in interest income for the three-
month period resulted primarily from a higher available investment balance as compared to the prior year as a result of the Merger and net proceeds of $45,548,000 received from a private placement of equity securities completed in December 2000.

Interest expense for the three-month period ended September 30, 2001 was $195,000 compared to $180,000 for the same period in 2000, an increase of $15,000 or 8%. The increase in interest expense resulted primarily from the consolidation into the Company of the outstanding lease obligations of the Ontogeny and Reprogenesis at the time of the merger and a line of credit received in December 2000 for the purchase of equipment and leasehold improvements.

ACCRETION OF PREFERRED STOCK DIVIDEND

The Company recorded a charge to retained earnings for the accretion of the 6% Series A preferred stock dividend of approximately $146,000. Such amounts are included in the net loss applicable to common shareholders in the three-months ended September 30, 2001.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

As a result of the foregoing, the Company incurred a net loss of $28,672,000 and for the three-month period ended September 30, 2001 compared to a net loss of $322,869,000 for the three-month period ended September 30, 2000.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

Total revenues decreased to $740,000 for the nine-month period ended September 30, 2001 from $744,000 for the nine-month period ended September 30, 2000. Revenues for the nine-month period ended September 30, 2001 include $661,000 in revenues received under two NIST grants and $79,000 in royalty revenues received from Stryker. Revenues for the nine-month period ended September 30, 2000 include $56,000 in revenues received under a NIST grants and $688,000 in license revenues received from Stryker.

OPERATING EXPENSES

Research and development expenses increased 127% to $22,903,000 for the nine-month period ended September 30, 2001 from $10,072,000 for the nine-month period ended September 30, 2000. The increase was primarily due to the impact of combining the three companies involved in the Merger offset in part by one-time charges incurred in connection with the Merger during the nine-month period ended September 30, 2000 including severance paid to former officers of Creative of $656,000 and severance paid to seven other employees totaling $251,000. Research and development expenses for the nine-month period ended September 30, 2001 include the costs of 114 employees involved in research and development totaling $6,658,000, outside services including clinical trials, medicinal chemistry, consultants and sponsored research collaborations of $7,035,000, occupancy and depreciation charges of $3,226,000, lab and clinical trial manufacturing supplies of $2,842,000 and legal fees associated with the Company's intellectual property of $1,893,000.

General and administrative expenses increased 16% to $7,711,000 for the nine-month period ended September 30, 2001 from $6,643,000 for the nine-month period ended September 30, 2000. The increase was primarily due to the impact of the Merger offset in part by one-time charges incurred in connection with the Merger during the nine-month period ended September 30, 2000 including severance paid to former officers of Creative of $926,000 and severance paid to the termination of eight other employees totaling $122,000. General and administrative expenses for the nine-month period ended September 30, 2001 include the costs of 34 employees totaling $2,825,000, professional service fees including legal costs and consultants of $2,466,000 and occupancy and depreciation charges of $1,251,000.

Stock-based compensation decreased to $9,226,000 for the nine-month period ended September 30, 2001 from $12,496,000 for the nine-month period ended September 30, 2000. The decrease was primarily due to a one-time non-cash charge of $3,139,000 was recorded on February 8, 2000 related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers and outside directors. Additionally, a one-time non-cash charge of $3,139,000 was recorded on February 8, 2000 related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative's executive officers and outside directors. Also, 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer became fully vested as unrestricted common stock of the Company upon the Merger. Total expense included in the three-month period ended September 30, 2000 related to these shares was $1,623,000. Amortization expense related to prepaid compensation resulting from the Merger which is being amortized over the vesting period of the underlying options through August 1, 2001 was $6,220,000 in the nine months ended September 30, 2001 compared $6,623,000 during the nine-month period ended September 30, 2000. Finally, on August 18, 2000, the Company issued 3,473,006 options to its employees with an exercise price below market value resulting in deferred compensation of $18,233,000 which is being amortized over the four-year vesting period of the shares beginning on August 1, 2000. The total expense included in the nine-month periods ended September 30, 2001 and September 30, 2000 related to these options was $951,000 and $762,000, respectively.

Amortization of intangible assets was $17,475,000 for nine-month period ended September 30, 2001 as compared to $8,647,000 for the nine-month period ended September 30, 2000. The increase was primarily due to increased amortization of goodwill and assembled workforce incurred as a result of the Merger totaling $17,410,000 for the nine-month period ended September 30, 2001 compared to $3,880,000 for the nine-month periods ended September 30, 2000 offset in part by an impairment charge recorded in the three-month period ended September 30, 2000 of $4,611,000 to reduce the carrying value of capitalized patents determined not to be beneficial or to be utilized in future operations and which have no alternative future use.

EQUITY IN LOSS FROM JOINT VENTURE

During the nine-month period ended September 30, 2001, the Company incurred an initial charge of $12,015,000 in conjunction with the Elan JV as a result of the write off of technology acquired in July 2001. The Company financed this loss with proceeds totaling $12,015,000 received from the sale of 1,000 preferred shares to an affiliate of Elan. The Company expects to finance its share of the development funding of the Elan JV through July 18, 2003 with draw downs under an $8,010,000 convertible promissory note entered into between the Company and an affiliate of Elan. The Company's portion of the Elan JV operating expenses for the nine-month period ended September 30, 2001 was $682,000.

OTHER INCOME, NET

For the nine-month period ended September 30, 2001, interest and other income was $4,222,000 compared to $1,164,000 for the nine-month period ended September 30, 2000, an increase of $3,058,000 or 263%. The increase in interest income for the nine-month period resulted primarily from a $1,466,000 gain on the sale of marketable securities in the nine-month period ended September 30, 2001. Additionally, the Company had a higher average available investment balance as compared to the prior year as a result of the Merger and net proceeds of $45,548,000 received from a private placement of equity securities completed in December 2000.

For the nine-month period ended September 30, 2001, interest expense was $559,000 compared to $265,000 for the nine-month period ended September 30, 2000, an increase of $294,000 or 111%. The increase in interest expense resulted primarily from the consolidation into the Company of the outstanding lease obligations of Ontogeny and Reprogenesis at the time of the merger and a line of credit received in December 2000 for the purchase of equipment and leasehold improvements.

ACCRETION OF PREFERRED STOCK DIVIDEND

The Company recorded a charge to retained earnings for the accretion of the 6% Series A preferred stock dividend of approximately $146,000. Such amounts are included in the net loss applicable to common shareholders in the nine-months ended September 30, 2001.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

As a result of the foregoing, the Company incurred a net loss of $65,756,000 and for the nine-month period ended September 30, 2001 compared to a net loss of $331,226,000 for the nine-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $61,899,000. The Company has financed its operations primarily through the sale of its equity securities, consideration received under agreements with collaborative partners, manufacturing contracts and the sale by Creative of certain of its OP-1 manufacturing rights and facilities to Stryker. Net cash used in operating activities was $11,154,000 for the nine-month period ended September 30, 2001 compared to $14,248,000 for the nine-month period ended September 30, 2000. The decrease was primarily due to one-time costs associated with the consolidation of the three companies in the Merger incurred during the nine-month period ended September 30, 2000. The Company increased its investment in property, plant and equipment to $18,739,000 at September 30, 2001 from $13,893,000 at December 31, 2000. The increase resulted primarily from leasehold improvements and equipment purchases incurred to upgrade the Company's research and development facilities. The Company plans to spend approximately $1,500,000 during the remainder of 2001 on leasehold improvements and equipment purchases to upgrade its research and development facilities.

On December 27, 2000, the Company entered into a term loan agreement with Fleet National Bank (the "Bank") under which it is able to borrow up to $5,000,000 to finance fixed asset purchases. Advances under this facility are to be repaid over a 48-month period beginning on March 31, 2002. Interest on the advances is at the Bank's LIBOR rate plus two and one-half basis points (4.66% as of September 30, 2001). Advances under the facility are collateralized by all capital equipment purchased with the funds under this facility. At
September 30, 2001, outstanding borrowings under this agreement totaled $4,052,000.

On June 27, 2001, the Company entered into a purchase and sale agreement with Micromet, AG ("Micromet"), a German corporation, pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash received on July 2, 2001, 3,003 shares of Micromet common stock valued at approximately $686,000 and a convertible promissory note ("Note") of EUR 4,068,348 (approximately $3,732,000 at September 30, 2001).

In addition, on June 29, 2001, the Company entered into a letter of intent with Micromet pursuant to which the parties agreed to enter into a target research and license agreement and a product development agreement, as further described in Note 7 to the financial statements. It is intended that the product development agreement will require the Company to jointly fund research for potential targets through the proof of principle stage. The Company will also have the right, but not the obligation, to jointly or solely fund the development of targets from the proof of principle stage through the completion of Phase I Clinical Trials. Lastly, the Company will be obligated to pay milestones to Micromet upon the attainment of certain development goals. As of September 30, 2001, the Company has not entered into the target research and license agreement and product development agreement.

On July 18, 2001, the Company and Elan International Services ("EIS") formed Curis Newco, Ltd. ("Newco"), an entity that is committed to the research and development of molecules that stimulate the hedgehog (Hh) signaling pathway, this joint venture is further described in Note 8 of the financial statements. As part of the joint venture arrangement, the Company entered into an $8,010,000 convertible promissory note agreement (the "Note Agreement") with Elan Pharma International Limited ("EPIL"). The Note Agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable
semi-annually.    The borrowings under the Note Agreement are restricted to the
Company's development funding of Newco. As of September 30, 2001, there were no borrowings outstanding under the Note Agreement. On October 5, 2000, the Company announced the receipt of its second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously, Reprogenesis had been awarded a $2,000,000 grant from NIST to support the development of its cardiovascular products, Vascugel and Vascuject. The grant period for the NIST grant made to Reprogenesis is from November 1, 1999 to October 31, 2002.

On June 27, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible sub ordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by the Company, at its discretion, in either cash or upon issuance to Becton Dickinson of shares of the Company's common stock. The note bears interest at 7%.

As of September 30, 2001, the Company held 53,571 shares of common stock of Exelixis, Inc. ("Exilixis") with a fair market value as of that date of approximately $614,000, included in the Company's balance sheet as of September 30, 2001 under the category "Marketable securities - restricted." The sale of these shares by the Company is restricted under an agreement between the Company and Exelixis, which restricts their sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

The Company anticipates that existing capital resources and amounts to be received pursuant to the Elan joint venture should enable it to maintain current
and planned operations into the second quarter of 2003.   Beyond the second
quarter of 2003, the Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding planned operations is dependent upon its ability to generate sufficient cash flows from its royalty arrangements with Stryker, from its other collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. With respect to the Stryker royalty arrangements, as with the Company's other collaborative arrangements, the Company's ability to generate sufficient cash flows depends on a number of factors including the ability to obtain regulatory approval to market and commercialize products to treat additional indications in major commercial markets. The Company is seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, it intends to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it would be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company's stockholders.
If OP-1 is not approved for commercial sale in the United States beyond its limited approval under the Humanitarian Device Exemption provision and the Company does not receive significant royalties from Stryker for product sales and/or if substantial additional funding is not available, the Company's business will be materially and adversely affected.

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

On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill and assembled workforce will be subject to at least an annual assessment of impairment by applying a fair-value based test. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortization of its existing goodwill and assembled workforce thereby reducing its operating expenses by approximately $11,500,000 annually. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, cashflows, earnings, funding or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners, failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company's intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1. "Business-Risk Factors" contained in the Company's Post Effective Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 (File No. 333-50906) filed with the Securities and Exchange Commission on August 10, 2001. Please also refer to the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At September 30, 2001, the fair market value of these securities amounted to approximately $12,785,000 with net unrealized gains of approximately $43,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company's investments are investment grade securities and deposits are with investment grade financial institutions. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity.

As of September 30, 2001, in addition to the marketable securities discussed above, the Company held 53,571 shares of the common stock of Exelixis, Inc. which as of that date had a fair market value of approximately $614,000. These shares are restricted under the terms of an agreement between the Company and Exelixis and will not be available for sale until the one-year holding period has been satisfied on March 13, 2002. The value of these shares could fluctuate based on the price of Exelixis common stock and market conditions.

As of September 30, 2001, the Company held assets denominated in EUROS on its balance sheet totaling $4,483,000. The underlying assets are expected to a have holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. The Company has not entered into any hedging agreements relating to this risk.

As of September 30, 2001, the Company had approximately $3,501,000 outstanding under fixed-rate capital leases and term notes which are not subject to fluctuations in interest rates and approximately $4,052,000 outstanding under a term loan agreement with an adjustable rate equal to prime or the current LIBOR rate plus two and one-half basis points, whichever is lower.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 18, 2001, the Company issued 1,000 shares of a newly created Series A Convertible Exchangeable Preferred Stock ("Preferred Stock"), 546,000 shares of the Company's common stock (the "Common Stock") and a warrant to purchase 50,000 shares of the Company's common stock (the "Warrant") to Elan International Services, Ltd in a private placement as a part of the formation of its joint venture with Elan. The Preferred Stock, Common Stock and Warrant were issued in consideration of $16,015,000. The securities were offered under the exemption from registration set forth in Section 4 (2) of the U.S Securities Act of 1933, as amended. The Preferred Stock is entitled to a 6% annual dividend, payable by the issuance of additional shares of Preferred Stock. In addition, the Preferred Stock is entitled to a dividend preference with respect to any dividends declared or distributions payable to holders of the Company's common stock, and to a liquidation preference with respect to transactions involving the liquidation, winding up or sale of the Company. The exercise price of the warrant is $10.46. The Warrant expires on July 18, 2006.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

                    The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of and are included in this report.


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

            (iii) On September 21, 2001, the Company filed a Current Report on
                  Form 8-K to report under Item 5 (Other Events) a change in the Company's management structure. No financial statements were required to be filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CURIS, INC.
Date:  November 13, 2001           By:  /s/ George A. Eldridge
------------------------              ------------------------------
                                   Vice President, Finance and
                                   Chief Financial Officer

Exhibit Index

Number   Description
------   -----------

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

3.3 Amended and Restated By-laws of Curis, Inc. (previously filed as an exhibit to the Registration Statement on Form S-1 of Curis, Inc. (filed on December 19, 2000 (File No. 333-50906)) and incorporated herein by reference).

4.1 Registration Rights Agreement, dated as of July, 18 2001, among Curis, Inc., Elan International Services, Ltd. and Elan Pharma International Limited (previously filed as an exhibit to the Quarterly Report on Form 10-Q of Curis, Inc. (filed on August 14, 2001) and incorporated herein by reference).

4.2 Convertible Promissory Note dated July 18, 2001 made by Curis, Inc. in favor of Elan Pharma International Ltd.

10.1 Securities Purchase Agreement, dated as of July 18, 2001, among Curis, Inc., Elan International Services, Ltd. and Elan Pharma International Limited (previously filed as an exhibit to the Quarterly Report on Form 10-Q of Curis, Inc. (filed on August 14, 2001) and incorporated herein by reference).

10.2 Secured Promissory Note dated August 3, 2003 made by Doros Platika in favor of Curis, Inc.

10.3 Employment Agreement dated September 20, 2001 between Curis, Inc. and Daniel R. Passeri.