Form 10-Q
period 2002-03-31
CURIS INC
filed 2002-05-15
CIK 1108205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30347
                         -------------------------------
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


                        -------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [ x ]  Yes           [  ]  No



As of April 30, 2002, there were 32,329,228 shares of the Registrant's Common Stock, $0.01 par value per share, and there were 1,000 shares of the Registrant's Series A Convertible Exchangeable Preferred Stock, $0.01 par value per share, outstanding.

                          CURIS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                Page Number
      Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001                                                    3

              Consolidated Statements of Operations and Comprehensive Loss for
              the Three Months ended March 31, 2002 and 2001                       4

              Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 2002 and 2001                                        5

              Notes to Unaudited Condensed Consolidated Financial Statements       6

      Item 2. Management's Discussion and Analysis of Financial Condition and      10
              Results of Operations

      Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                         17

Item 1.  Financial Statements

                          CURIS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                             March 31,               December 31,
                                                                                2002                     2001
                                                                         --------------------------------------------
Assets
------
Current Assets:
   Cash and cash equivalents                                             $    33,556,763          $    38,938,062
   Marketable securities                                                       9,224,202               12,278,916
   Marketable securities--restricted                                                   -                  890,350
   Notes receivable--Officer                                                     700,000                  500,000
   Due from joint venture                                                      1,420,673                  957,798
   Other current assets                                                        1,042,727                1,155,619
                                                                         -------------------      -------------------
         Total current assets                                                 45,944,365               54,720,745
                                                                         -------------------      -------------------
Property and Equipment, net                                                    5,276,481               11,060,711
                                                                         -------------------      -------------------
Other Assets:
   Notes receivable--Officer                                                           -                  200,000
   Goodwill, net                                                              73,080,344               73,080,344
   Other intangible assets, net (Note 3)                                         666,376                  726,781
   Deposits and other assets                                                   4,964,986                4,967,636
                                                                         -------------------      -------------------
         Total other assets                                                   78,711,706               78,974,761
                                                                         -------------------      -------------------
                                                                         $   129,932,552          $   144,756,217
                                                                         ===================      ===================
Liabilities And Stockholders' Equity
------------------------------------
Current Liabilities:
   Debt and lease obligations, current portion                           $     2,873,753          $     3,109,613
   Accounts payable                                                            1,765,977                1,967,260
   Accrued liabilities                                                         8,944,527                5,942,511
   Deferred revenue, current portion                                             517,092                   81,688
   Due to joint venture                                                        1,154,478                  772,097
                                                                         -------------------      -------------------
         Total current liabilities                                            15,255,827               11,873,169

Debt and Lease Obligations, net of current portion                             4,410,307                4,951,324
                                                                         -------------------      -------------------
Convertible Notes Payable                                                      3,354,026                2,506,852
                                                                         -------------------      -------------------
Deferred Revenue, net of current portion (Note 4)                             11,547,570               12,063,845
                                                                         -------------------      -------------------

Preferred stock, $0.01 par value, 5,000,000 shares authorized-Series A redeemable preferred stock-1,426 shares authorized; 1,000 shares
   issued and outstanding at March 31, 2002 and December 31, 2001             12,523,608               12,341,381
                                                                         -------------------      -------------------
Commitments (Note 4)

Stockholders' Equity:
   Common stock, $0.01 par value-
     Authorized--125,000,000 shares at March 31, 2002 and
     December 31, 2001
     Issued and outstanding - 32,329,228 shares
     at March 31, 2002 and December 31, 2001                                     323,292                  323,292
   Additional paid-in capital                                                660,983,776              664,889,578
   Notes receivable                                                           (1,314,422)              (1,291,932)
   Deferred compensation                                                      (5,013,533)              (9,616,795)
   Accumulated deficit                                                      (572,137,948)            (554,135,679)
   Accumulated other comprehensive income                                             49                  851,182
                                                                         -------------------      -------------------
         Total stockholders' equity                                           82,841,214              101,019,646
                                                                         -------------------      -------------------
                                                                         $   129,932,552          $   144,756,217
                                                                         ===================      ===================

      See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                            ----------------------------------------
                                                                                  2002                  2001
                                                                            ------------------    ------------------
REVENUES:
    Royalty revenue                                                           $     77,760          $     29,064
    Research and development contract revenue                                       80,872               220,101
                                                                            ------------------    ------------------
                                                                                   158,632               249,165
COSTS AND EXPENSES (A):
    Research and development                                                     4,834,762             8,108,708
    General and administrative                                                   2,711,339             2,582,391
    Stock-based compensation                                                       697,462             3,831,439
    Amortization of intangible assets                                               60,405             5,823,660
    Impairment of property and equipment                                         5,171,945
    Realignment expenses (Note 2)                                                3,490,000                     -
                                                                            ------------------    ------------------
         Total costs and expenses                                               16,965,913            20,346,198
                                                                            ------------------    ------------------
Net loss from operations                                                       (16,807,281)          (20,097,033)
                                                                            ------------------    ------------------
Equity in loss of joint venture                                                 (1,161,684)                    -

Other income, net                                                                  148,924             2,289,804
                                                                            ------------------    ------------------
NET LOSS                                                                      $(17,820,041)         $(17,807,229)

Accretion of  preferred stock dividend                                            (182,228)                    -
                                                                            ------------------    ------------------
Net loss applicable to common stockholders                                    $(18,002,269)         $(17,807,229)
                                                                            ==================    ==================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                   $      (0.56)         $      (0.57)
                                                                            ==================    ==================
WEIGHTED AVERAGE COMMON SHARES-BASIC AND DILUTED                                32,329,228            31,434,120
                                                                            ==================    ==================
NET LOSS                                                                      $(17,820,041)         $(17,807,229)

UNREALIZED LOSS ON MARKETABLE SECURITIES                                          (249,841)             (248,511)
                                                                            ------------------    ------------------
COMPREHENSIVE LOSS                                                            $(18,069,882)         $(18,055,740)
                                                                            ==================    ==================
(A) The following summarizes the
    departmental allocation of the
    stock-based compensation charge:

    Research and development                                                  $    338,467          $  2,407,366
    General and administrative                                                     358,995             1,424,073
                                                                            ------------------    ------------------
         Total stock-based compensation                                       $    697,462          $  3,831,439
                                                                            ==================    ==================

      See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Three-Month Period Ended
                                                                                        March 31,
                                                                       ---------------------------------------------
                                                                              2002                       2001
                                                                       ------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $    (17,820,041)          $    (17,807,229)
                                                                       ------------------         ------------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                                 588,226                    616,903
  Stock-based compensation expense                                              697,462                  3,831,439
  Amortization of lease discount                                                 17,568                      6,088
  Issuance of common stock in lieu of cash for license fee                            -                     98,003
  Amortization of intangible assets                                              60,405                  5,823,660
  Non-cash interest on notes payable                                             54,550                      8,913
  Interest on notes receivable                                                  (22,490)                   (20,970)
  Equity in loss from joint venture                                           1,161,684                          -
  Impairment of property and equipment                                        5,171,945                          -
  Changes in current assets and liabilities:
     Other current assets                                                       112,892                    301,888
     Due from joint venture                                                    (462,875)                         -
     Accounts payable and accrued liabilities                                 2,800,733                    603,674
     Deferred contract revenue                                                  (80,872)                         -
                                                                       ------------------         ------------------
       Total adjustments                                                     10,099,228                 11,269,598
                                                                       ------------------         ------------------
    Net cash used for operating activities                                   (7,720,813)                (6,537,631)
                                                                       ------------------         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                            (3,220,700)                (5,858,959)
Sale of marketable securities, net                                            6,314,631                  8,362,327
Decrease (increase) in other assets                                               2,650                   (181,975)
Dispositions of property and equipment                                           89,415                          -
Purchases of property and equipment                                             (65,355)                  (524,255)
                                                                       ------------------         ------------------
  Net cash provided by investing activities                                   3,120,641                  1,797,138
                                                                       ------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                              -                    262,583
Repayments of obligations under capital leases                                 (781,127)                  (290,030)
                                                                       ------------------         ------------------
  Net cash used in by financing activities                                     (781,127)                   (27,447)
                                                                       ------------------         ------------------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (5,381,299)                (4,767,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               38,938,062                 52,414,312
                                                                       ------------------         ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     33,556,763           $     47,646,372
                                                                       ==================         ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Property and equipment purchased under line of credit                  $              -           $        415,253
                                                                       ==================         ==================
Issuance of convertible promissory note payable to Elan Pharma
International, Ltd. to fund the Company's 80.1% in joint venture
(Note 5)                                                               $        779,306           $              -
                                                                       ==================         ==================

      See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation -
     ---------------------

     The accompanying consolidated financial statements of Curis, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

     In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

     These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

2.   Corporate realignment -
     ---------------------

     In the first quarter of 2002, the Company announced a realignment (the "Realignment") of its research and development programs and a re-focusing of its resources on its proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein (BMP) and the Hedgehog
     (Hh) family of product candidates. As part of the Realignment, the Company suspended clinical development efforts for Vascugel in coronary artery disease based on the cost of further clinical development for cell-based therapies. The Company will seek a partner before continuing further development of this product opportunity. The Company also terminated clinical development efforts for Chondrogel in vesicoureteral reflux due to the recent approval and pricing of a competitive non-cell-based product. Further development of Chondrogel for other indications will require the implementation of partnering initiatives that are currently being evaluated. In addition, the Company suspended its clinical IND program in oncology for basal cell carcinoma in favor of developing an improved topical formulation and is seeking a partnership for re-entering clinical development.

     Realignment expenses of $3,490,000 were recorded in the three-month period ended March 31, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000. As of March 31, 2002, the Company had spent approximately $1,480,000 of the projected $3,490,000 realignment expenses. The Company has included the remaining realignment liability of $2,010,000 in "Accrued liabilities" on its Condensed Consolidated Balance Sheet as of March 31, 2002. The Company expects to spend the remaining realignment liability of $2,010,000 by the end of the third quarter of 2002.

     Impairment charges of property and equipment assets for the three-month period ended March 31, 2002 of approximately $5,172,000 relate to impairment on assets at the Company's manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts (the "Erie Street Facility"). Total carrying value of property and equipment assets at the Erie Street Facility before the impairment charge was approximately $5,482,000. Such property and equipment assets were used to support the suspended and terminated clinical programs and have been deemed to be unlikely to be used in the future operations of the Company. $4,596,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the Company's estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility.

3.   Goodwill and Other Intangible Assets -
     ------------------------------------

     Other intangible assets consisted of approximately the following as of March 31, 2002 and December 31, 2001:

                                         March 31,         December 31,
                                           2002                2001
                                     ---------------     ---------------
     Patents                         $  1,297,000        $  1,297,000
     Less: accumulated amortization      (631,000)           (570,000)
                                     ---------------     ---------------
                                     $    666,000        $    727,000
                                     ===============     ===============

     Through December 31, 2001, goodwill totaling $105,477,000 and assembled workforce of $500,000 were being amortized over their estimated useful lives of four to five years. At January 1, 2002, net goodwill, including assembled workforce was $73,080,000. Beginning January 1, 2002, the Company adopted SFAS No. 142 and reclassified assembled workforce as goodwill and ceased amortization of goodwill. In 2002, goodwill is subject to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. In conjunction with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test in the first quarter of 2002 and determined that no impairment of goodwill had occurred as of January 1, 2002.

     In addition to requiring transitional and annual assessments of goodwill impairment, SFAS No. 142 also requires that a goodwill impairment review be performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Because key employees were terminated and certain development programs were suspended or terminated as part of the Realignment, the Company determined that an impairment indicator had arisen requiring the Company to reevaluate the carrying value of goodwill. As a result of this reevaluation, the Company concluded that no goodwill impairment had occurred.

4.    Long-Term Debt, Capital Lease Obligations and Operating Leases -
      --------------------------------------------------------------

      Long-term debt and capital lease obligations consisted of approximately the following at March 31, 2002 and December 31, 2001:

                                                                                             March 31,        December 31,
                                                                                                2002              2001
                                                                                          ------------------------------------
      Notes payable to financing agencies for capital purchases                           $   5,020,000     $   5,450,000

      Obligations  under  capital  leases,  net of  $44,000  and  $49,000
            discount  at  March  31,   2002  and   December   31,   2001,
            respectively                                                                      2,263,000         2,611,000

      Convertible  subordinated note payable to Becton Dickinson,  net of
            $226,000  and  $240,000  discount,   including  $107,000  and
            $72,000  of  capitalized  interest  at  March  31,  2002  and
            December 31, 2001, respectively                                                   1,881,000         1,832,000

      Convertible    promissory   note   agreement   with   Elan   Pharma
            International,  Ltd., including $20,000 and $1,000 of accrued
            interest  at  March  31,   2002  and   December   31,   2001,
            respectively                                                                      1,474,000           675,000
                                                                                          ------------------------------------

                                                                                             10,638,000        10,568,000
      Less current portion                                                                   (2,874,000)       (3,110,000)
                                                                                          ------------------------------------

      Total long-term debt and capital lease obligations                                  $   7,764,000     $   7,458,000
                                                                                          ====================================


5.   Curis Newco, Ltd. -
     -----------------

     In July 2001, the Company formed a joint venture, Curis Newco, Ltd. ("Curis Newco"), with affiliates of Elan Corporation, plc ("Elan") for the purpose of researching and developing molecules that stimulate the Hh signaling pathway. Curis Newco is focused upon the development of therapeutics targeting a number of neurological disorders, including Parkinson's Disease and Diabetic Neuropathy.

     Curis Newco incurred expenses of approximately $1,451,000 during the three months ended March 31, 2002. The Company incurred expenses of approximately $1,421,000 on behalf of Curis Newco during the three months ended March 31, 2002 and recorded a corresponding receivable from Curis Newco at March 31, 2002. In addition, approximately $30,000 in expenses was incurred directly by Curis Newco and Neuralab Limited, an affiliate of Elan, on behalf of Curis Newco. The Company's 80.1% share of Curis Newco's aggregate expenses for the three-month period ended March 31, 2002 was approximately $1,162,000 and is presented as "Equity in loss of joint venture" in the Company's Consolidated Statement of Operations. In addition, the Company considers itself to be liable to Curis Newco for 80.1% of Curis Newco's expenses until these expenses have been funded under a convertible promissory note agreement ("Note Agreement") with Elan Pharma International, Ltd. ("EPIL"). Accordingly, the Company has recorded a payable to Curis Newco at March 31, 2002 of approximately $1,154,000 representing the Company's 80.1% share of Curis Newco's loss, net of $8,000 in 2002 Curis Newco expenses that were funded in 2001.

     The Company received approximately $779,000 under the Note Agreement with EPIL during the three-month period ended March 31, 2002. As of March 31, 2002, there was approximately $1,474,000, including approximately $20,000 in capitalized interest, outstanding under the Note Agreement.

     The Company recorded a charge to accumulated deficit of $182,000 for the three-month period ended March 31, 2002 for the accretion of a mandatory 6% dividend on the convertible exchangeable preferred stock issued to Elan International Service, Ltd., an affiliate of Elan, in July 2001. Such amounts are included in the net loss applicable to common stockholders in the three months ended March 31, 2002.

6.   New Accounting Standards -
     ------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain other intangible assets existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the SFAS No. 142's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 and amortization of goodwill and intangible assets with indeterminable lives ceased.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On July 31, 2000, Creative BioMolecules, Inc. ("Creative"), Ontogeny, Inc. ("Ontogeny") and Reprogenesis, Inc. ("Reprogenesis") merged with and into Curis, Inc.("the Company) pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the "Merger"). The Company is engaged in the discovery of drug targets and the development of therapeutics based upon the pathways used by the body which control proliferation and differentiation and, therefore, tissue formation, maintenance and repair. The Company has identified key regulators responsible for turning on the mechanisms for tissue repair in response to trauma, injury or disease. The Company believes this approach has been validated with the approval of OP-1 Implant(TM) for bone repair in four major markets (United States Humanitarian Device Exemption, Europe, Australia and Canada). Independently and in strategic alliances, the Company is focusing its research efforts on identifying and elucidating key regulators of tissue repair having application for diseases such as kidney disease, cancer and neurological disorders, which it believes represent large market opportunities that are underserved by current therapeutic alternatives.


The Company's technology platform and product development pipeline is based on developmental biology, signaling pathways, adult stem cells and cell-based therapies. The Company's research program is conducted both internally and through alliances, partnerships and joint ventures with companies and organizations including Aegera Therapeutics and McGill University, Montreal, Canada; Micromet AG, Munich, Germany ("Micromet"); and Elan Corporation, Dublin, Ireland ("Elan").

Results of Operations

Quarters Ended March 31, 2002 and March 31, 2001

Revenues

Total revenues decreased to $159,000 for the three-month period ended March 31, 2002 from $249,000 for the three-month period ended March 31, 2001. Revenues for the three-month period ended March 31, 2002 include $78,000 in royalty revenues received from Stryker Corporation ("Stryker") and $81,000 in revenue recognized under the Company's 2001 agreements with Micromet AG. Revenues for the three-month period ended March 31, 2001 were primarily derived from $220,000 received under two government grants, which were suspended in January 2002 and terminated in April 2002.

Operating Expenses

Research and development expenses decreased by $3,274,000, or 40%, to $4,835,000 for the three-month period ended March 31, 2002 from $8,109,000 for the three-month period ended March 31, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment and the allocation of $1,420,000 of research and development expenses for the three months ended March 31, 2002 that were charged by the Company to Curis Newco. However, 80.1% of these costs are included in Equity in loss from joint venture in the Company's consolidated statement of operations.

Research and development expenses for the three-month period ended March 31, 2002 include the cost of employees involved in research and development of $1,428,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,077,000, occupancy and depreciation charges of $827,000, lab and clinical trial manufacturing supplies of $549,000 and legal fees associated with the Company's intellectual property of $574,000.

Research and development expenses for the three-month period ended March 31, 2001 include the cost of employees involved in research and development of $2,300,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $2,700,000, occupancy and depreciation charges of $639,000, lab and clinical trial manufacturing supplies of $919,000 and legal fees associated with the Company's intellectual property of $349,000.

General and administrative expenses increased by $129,000, or 5%, to $2,711,000 for the three-month period ended March 31, 2002 from $2,582,000 for the three-month period ended March 31, 2001. General and administrative expenses for the three-month period ended March 31, 2002 include the cost of employees of $823,000, occupancy and depreciation charges of $328,000, legal and professional fees of $608,000 and consulting expense of $140,000. General and administrative expenses for the three-month period ended March 31, 2001 include the cost of employees of $925,000, occupancy and depreciation charges of $285,000, legal and professional fees of $557,000 and consulting expense of $122,000.

Stock-based compensation decreased by $3,134,000 to $697,000 for the three-month period ended March 31, 2002 as compared to $3,831,000 for the three-month period ended March 31, 2001. The decrease was primarily attributable to the Company's stock-based compensation expense related to deferred compensation resulting from the Merger which was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $2,813,000 for the three-month period ended March 31, 2001.

Amortization of intangible assets was $60,000 for three-month period ended March 31, 2002 as compared to $5,824,000 for the three-month period ended March 31, 2001. The decrease was primarily due to the adoption of SFAS 142, which requires companies to stop amortizing goodwill and certain other intangible assets. The Company is currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $5,778,000 was recorded for the three-month period ended March 31, 2001.

Realignment expenses of $3,490,000 were recorded in the three-month period ended March 31, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and
(iii) other costs of approximately $45,000. As of March 31, 2002, the Company had spent approximately $1,480,000 of the projected $3,490,000 realignment expenses. The Company has included the remaining realignment liability of $2,010,000 in "Accrued liabilities" on its Condensed Consolidated Balance Sheet as of March 31, 2002. The Company expects to spend the remaining realignment liability of $2,010,000 by the end of the third quarter of 2002.

Impairment charges of property and equipment assets for the three-month period ended March 31, 2002 of approximately $5,172,000 relate to impairment on assets at the Company's manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts (the "Erie Street Facility"). Total carrying value of property and equipment assets at the Erie Street Facility before the impairment charge was approximately $5,482,000. Such property and equipment assets were used to support the suspended and terminated clinical programs and have been deemed to be unlikely to be used in the future operations of the Company. $4,596,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the Company's estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility.

Equity in Loss from Joint Venture

During the three-month period ended March 31, 2002, the Company incurred an equity loss in Curis Newco of $1,162,000, which represented 80.1% of the total net loss incurred by Curis Newco for the same period. The Company anticipates financing its 80.1% share of the development funding of Curis Newco through July 18, 2003 with drawdowns, which are subject to Elan's consent, under the Note Agreement entered into between the Company and EPIL.

Other Income, Net

Interest and other income for the three-month period ended March 31, 2002 was $359,000 compared to approximately $2,494,000 for the same period in 2001, a decrease of $2,135,000. The decrease was mainly attributed to a gain of $1,466,000 resulting from the sale of marketable securities during the first quarter of 2001 and higher interest income for the three-month period ended March 31, 2001 that resulted primarily from a higher available investment balance as compared to the three-month period ended March 31, 2002.

Interest expense for the three-month period ended March 31, 2002 was $210,000 compared to $204,000 for the same period in 2001, an increase of $6,000 or 3%. Interest expense remained reasonably consistent despite an increase in the average debt outstanding to approximately $10,600,000 for the three-month period ended March 31, 2002 from approximately $6,200,000 for the three-month period ended March 31, 2001, largely because the average interest rate payable on the Company's debt and lease obligations has decreased significantly.

Accretion of Preferred Stock Dividend

The Company recorded a charge to accumulated deficit for the accretion of the 6% Series A preferred stock dividend of approximately $182,000. Such amounts are included in the net loss applicable to common shareholders in the three-months ended March 31, 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss of $17,820,000 for the three-month period ended March 31, 2002 compared to a net loss of $17,807,000 for the three-month period ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $42,781,000. The Company financed its operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $7,721,000 for the three-month period ended March 31, 2002 compared to $6,538,000 for the three-month period ended March 31, 2001. Cash used in operating activities during the three-month period ended March 31, 2002 was primarily the result of the Company's net loss for the period partially offset by non-cash charges including impairment charges on the Company's intangible and tangible assets, stock-based compensation and depreciation. The Company's net loss was further offset by the Company's equity in loss of Curis Newco and an increase in operating cash as a result of changes in current assets and liabilities. Net cash used in operating activities for the three-month period ended March 31, 2001 was primarily the result of the Company's net loss for the period offset by non-cash charges including stock-based compensation, amortization of intangible assets and depreciation.

Net cash provided by investing activities was $3,121,000 and $1,797,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Cash provided by investing activities during the three-month period ended March 31, 2002 was primarily the result of net proceeds from the sale of marketable securities totaling $3,094,000. Cash provided by investing activities during the three-month period ended March 31, 2001 was primarily the result of net proceeds from the sale of marketable securities totaling $2,503,000, partially offset by expenditures for property and equipment totaling $524,000.

Financing activities used approximately $781,000 of cash for the three-month period ended March 31, 2002, resulting from repayments of obligations under capital lease and debt arrangements. Financing activities used approximately $27,000 of cash for the three-month period ended March 31, 2001, resulting from $290,000 in repayments of obligations under capital lease and debt arrangements offset in part from proceeds under the issuance of shares from the exercise of options and warrants totaling approximately $263,000.

On February 25, 2002 the Company received approximately $779,000 under its $8,010,000 Convertible promissory note agreement with EPIL. These funds represented the Company's funding of its 80.1% portion of Curis Newco expenses in the fourth quarter of 2001. The Company has drawn a total of $1,454,000 under this note and expects to draw the remaining $6,556,000 to fund its 80.1% share of anticipated expenses of Curis Newco through July 2003.

As of December 31, 2001, the Company owned 53,571 shares of Exelixis, Inc. ("Exelixis") common stock which are included on the Condensed Consolidated Balance Sheet under the category "Marketable securities -- restricted." During the first quarter of 2002, the restriction on these shares expired and the Company sold all 53,571 shares of Exelixis common stock at an average price of $12.22 per share, for total net proceeds of approximately $655,000. The fair market value of the shares as of December 31, 2001 was $890,000.

On October 5, 2000, the Company announced the receipt of its second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously, Reprogenesis had been awarded a $2,000,000 grant from NIST to support the development of its cardiovascular products, Vascugel and Vascuject. The grant period for the NIST grant made to Reprogenesis is from November 1, 1999 to October 31, 2002. During the first quarter of 2002, the Company requested that these awards be suspended while the Company reviewed its desire to continue development efforts on these projects. On April 14, 2002, the Company notified NIST of its intention to terminate the awards and is currently completing its procedural obligations under the award terminations.

As of March 31, 2002, the Company had future payments required under contractual obligations and other commitments approximately as follows:

                                                                    Remainder of
                                                      Total             2002          2003-2004        2005-2006
                                                 ---------------   --------------  ---------------   --------------
Long-term debt                                   $     7,601,000   $    1,270,000  $     3,750,000   $    2,581,000
Capital lease obligations                              2,647,000        1,331,000        1,316,000                -
Operating lease obligations                           10,836,000        1,603,000        6,348,000        2,885,000
Sponsored research obligations                         3,612,000        2,352,000        1,260,000                -
Licensing obligations                                    450,000          450,000                -                -
                                                 ---------------   --------------  ---------------   --------------
           Total future obligations              $    25,146,000   $    7,006,000  $    12,674,000   $    5,466,000
                                                 ---------------   --------------  ---------------   --------------

The Company anticipates that existing capital resources, royalties to be received from Stryker for the sale of OP-1, and amounts to be received pursuant to the EPIL Note Agreement should enable it to maintain current and planned operations into the fourth quarter of 2003. In the fourth quarter of 2003 and beyond, the Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding planned operations is dependent upon its ability to generate sufficient cash flows from its royalty arrangements with Stryker, its collaboration with Elan, its other collaborative arrangements and from additional funds raised through equity or debt financings, or from other sources of financing, as may be required. With respect to the Stryker royalty arrangements, as with the Company's other collaborative arrangements, the Company's ability to generate sufficient cash flows depends on a number of factors, including the ability to obtain regulatory approval to market and commercialize products to treat additional indications in major commercial markets. The Company is seeking additional collaborative arrangements and may seek to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, it intends to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it would be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company's stockholders. If OP-1 is not approved for commercial sale in the United States beyond its limited approval under the Humanitarian Device Exemption provision and the Company does not receive significant royalties from Stryker for product sales and/or if substantial additional funding is not available, the Company's ability to fund research and development and other operations will be significantly affected and, accordingly, the Company's business will be materially and adversely affected.

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "seeks," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, cash flows, earnings, funding or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners, changes in or an inability to execute on the Company's realigned business strategy, uncertainties related to the Company's ability to raise additional capital, failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company's intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1. "Business-Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30347) filed with the Securities and Exchange Commission on March 29, 2002. Please also refer to the Company's other filings with the Securities and Exchange Commission.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At March 31, 2002, the fair market value of these securities amounted to approximately $9,224,000 with net unrealized gains of approximately $1,000 included as a component of stockholders' equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company's investments are investment grade securities and deposits are with investment grade financial institutions. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity.

As of March 31, 2002, the Company held assets denominated in EUROS on its balance sheet totaling $3,540,000. The underlying assets are expected to a have holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. The Company has not entered into any hedging agreements relating to this risk.

As of March 31, 2002, the Company had approximately $2,597,000 outstanding under fixed-rate capital leases and term notes which are not subject to fluctuations in interest rates and approximately $4,688,000 outstanding under a term loan agreement with an adjustable rate equal to prime or the current LIBOR rate plus two and one-half basis points, whichever is lower. In addition, approximately $2,107,000, including accrued interest of $107,000, was outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, approximately $1,474,000, including accrued interest of $20,000, was outstanding under a convertible promissory note payable to an affiliate of Elan in connection with Curis Newco.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               (i) On February 15, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had restructured its operations. No financial statements were required to be filed with this Report.

               (ii) On April 30, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had dismissed Arthur Andersen LLP and appointed PricewaterhouseCoopers LLP as its independent accountants. No financial statements were required to be filed with this Report.

               (iii) On May 10, 2002, the Company filed an amendment on Form
                     8-K/A to the Current Report previously filed on April 30, 2002 in order to include an additional exhibit concerning the dismissal of Arthur Andersen LLP as its independent accountants. No financial statements were required to be filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CURIS, INC.

Date:    May 15, 2002                         By:   /s/ George A. Eldridge
         ------------                               ----------------------
                                                    Vice President, Finance and
                                                    Chief Financial Officer