Form 10-Q
period 2002-06-30
CURIS INC
filed 2002-08-14
CIK 1108205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number: 000-30347

                             ---------------------

                                   CURIS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                       04-3505116
       (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                       Identification No.)

61 Moulton Street, Cambridge, Massachusetts                       02138
 (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 503-6500

                             ---------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  Yes      [_]  No

As of July 31, 2002, there were 32,359,225 shares of the registrant's common stock, $0.01 par value per share, and 1,000 shares of the registrant's Series A convertible exchangeable preferred stock, $0.01 par value per share, outstanding.

                          CURIS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                         Page Number
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001 ............................................................      3

                  Consolidated Statements of Operations and Comprehensive Loss for
                  the three- and six-month periods ended June 30, 2002 and 2001 ....................      4

                  Consolidated Statements of Cash Flows for the six-month periods
                  ended June 30, 2002 and 2001 .....................................................      5

                  Notes to Condensed Consolidated Financial Statements .............................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition and ..................     10
                  Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......................     18

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders ..............................     19

         Item 6.  Exhibits and Reports on Form 8-K .................................................     19

SIGNATURE ..........................................................................................     21

Item 1.  Financial Statements

                          CURIS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                         --------------------------------------------
ASSETS
------
Current Assets:
   Cash and cash equivalents ........................................    $    18,240,540          $    38,938,062
   Cash and cash equivalents - restricted ...........................          4,694,804                        -
   Marketable securities ............................................         12,389,278               12,278,916
   Marketable securities - restricted ...............................                  -                  890,350
   Notes receivable - officer .......................................            700,000                  500,000
   Due from joint venture ...........................................          1,332,494                  957,798
   Other current assets .............................................          1,337,546                1,155,619
                                                                         ----------------         ----------------
         Total current assets .......................................         38,694,662               54,720,745
                                                                         ----------------         ----------------

Property and Equipment, net .........................................          4,578,728               11,060,711
                                                                         ----------------         ----------------

Other Assets:
   Notes receivable - officer .......................................                  -                  200,000
   Goodwill, net ....................................................          8,982,000               73,080,344
   Other intangible assets, net (Note 3) ............................            605,971                  726,781
   Deposits and other assets ........................................          5,401,491                4,967,636
                                                                         ----------------         ----------------
         Total other assets .........................................         14,989,462               78,974,761
                                                                         ----------------         ----------------
                                                                         $    58,262,852          $   144,756,217
                                                                         ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:

   Debt and lease obligations, current portion ......................    $     2,366,946          $     3,109,613
   Accounts payable .................................................          1,053,340                1,967,260
   Accrued liabilities ..............................................          7,856,236                5,942,511
   Deferred revenue, current portion ................................            703,343                   81,688
   Due to joint venture .............................................          1,084,724                  772,097
                                                                         ----------------         ----------------
         Total current liabilities ..................................         13,064,589               11,873,169

Debt and Lease Obligations, net of current portion ..................          4,507,010                4,951,324
                                                                         ----------------         ----------------

Convertible Notes Payable ...........................................          4,586,593                2,506,852
                                                                         ----------------         ----------------

Deferred Revenue, net of current portion (Note 4) ...................         11,299,562               12,063,845
                                                                         ----------------         ----------------

Preferred Stock, $0.01 par value, 5,000,000 shares authorized-
   Series A convertible exchangeable preferred stock-1,426
   shares authorized; 1,000 shares issued and outstanding at
   June 30, 2002 and December 31, 2001 ..............................         12,703,833               12,341,381
                                                                         ----------------         ----------------

Commitments (Notes 4)

Stockholders' Equity:
   Common stock, $0.01 par value-
     Authorized-125,000,000 shares at June 30, 2002 and December 31,
     2001; Issued and outstanding - 32,359,187 and 32,329,228 shares
     at June 30, 2002 and December 31, 2001, respectively ...........            323,592                  323,292
   Additional paid-in capital .......................................        659,768,715              664,889,578
   Notes receivable .................................................         (1,337,561)              (1,291,932)
   Deferred compensation ............................................         (3,342,123)              (9,616,795)
   Accumulated deficit ..............................................       (643,311,358)            (554,135,679)
   Accumulated other comprehensive income ...........................                  -                  851,182
                                                                         ----------------         ----------------
         Total stockholders' equity .................................         12,101,265              101,019,646
                                                                         ----------------         ----------------
                                                                         $    58,262,852          $   144,756,217
                                                                         ================         ================

      See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)


                                                         Three Months Ended                             Six Months Ended
                                                              June 30,                                      June 30,
                                                -------------------------------------          -------------------------------------
                                                     2002                    2001                  2002                   2001
                                                -------------           -------------          ------------           --------------
REVENUES:

 Royalty revenue ............................   $     127,846           $      29,063         $     205,606           $      30,164
 Research and development contract revenue ..          61,757                 173,575               142,629                 421,639
                                                -------------           -------------          ------------           -------------
                                                      189,603                 202,638               348,235                 451,803
COSTS AND EXPENSES (A):
  Research and development ..................       3,902,554               7,893,163             8,737,317              16,001,870
  General and administrative ................       1,829,752               2,672,291             4,541,091               5,254,682
  Stock-based compensation ..................         427,433               3,667,670             1,124,895               7,499,109
  Amortization of intangible assets .........          60,405               5,823,660               120,810              11,647,321
  Impairment of property and equipment ......         164,842                       -             5,336,785                       -
  Impairment of goodwill (Note 3) ...........      64,098,345                       -            64,098,345                       -
  Realignment expenses (Note 2) .............               -                       -             3,490,000                       -
                                                -------------           -------------          ------------           -------------
               Total costs and expenses .....      70,483,331              20,056,784            87,449,243              40,402,982
                                                -------------           -------------          ------------           -------------

Net loss from operations ....................     (70,293,728)            (19,854,146)          (87,101,008)            (39,951,179)
                                                -------------           -------------          ------------           -------------

Equity in loss of joint venture .............      (1,078,223)                      -            (2,239,906)                      -

Other income, net ...........................         378,764                 577,138               527,688               2,866,942
                                                -------------           -------------          ------------           -------------

NET LOSS ....................................   $ (70,993,187)          $ (19,277,008)        $ (88,813,226)          $ (37,084,237)


Accretion of  preferred stock dividend ......        (180,225)                      -              (362,453)                      -


Net loss applicable to common stockholders ..   $ (71,173,412)          $ (19,277,008)        $ (89,175,679)          $ (37,084,237)
                                                -------------           -------------          ------------           -------------

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED ....................................    $       (2.20)          $       (0.61)        $       (2.76)          $       (1.18)
                                                -------------           -------------          ------------           -------------

WEIGHTED AVERAGE COMMON SHARES - BASIC AND
DILUTED ....................................       32,334,965              31,560,390            32,332,113              31,497,604
                                                -------------           -------------          ------------           -------------

NET LOSS ...................................    $ (70,993,187)          $ (19,277,008)        $ (88,813,226)          $ (37,084,237)

UNREALIZED GAIN (LOSS) ON MARKETABLE
SECURITIES .................................                -                 608,004              (249,841)                359,493
                                                -------------           -------------          ------------           -------------

COMPREHENSIVE  LOSS ........................    $ (70,993,187)          $ (18,669,004)        $ (89,063,067)          $ (36,724,744)
                                                -------------           -------------          ------------           -------------

(A)   The following summarizes the
      departmental allocation of the stock-based
      compensation charge:
      Research and development .............    $     311,323           $   2,342,858         $     649,790           $   4,750,224
      General and administrative ...........          116,110               1,324,812               475,105               2,748,885
                                                -------------           -------------          ------------           -------------
         Total stock-based compensation ....     $    427,433           $   3,667,670         $   1,124,895           $   7,499,109
                                                =============           =============          ============           =============

      See accompanying notes to unaudited consolidated financial statements

                          CURIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                       ---------------------------------------------
                                                                              2002                       2001
                                                                       ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $    (88,813,226)          $    (37,084,237)
                                                                       ------------------         ------------------

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ....................................          1,062,085                  1,281,888
  Stock-based compensation expense .................................          1,125,395                  7,499,109
  Amortization of lease discount ...................................             35,183                     12,244
  Issuance of common stock in lieu of cash for license fee .........                  -                     98,003
  Amortization of intangible assets ................................            120,810                 11,647,321
  Non-cash interest on notes payable ...............................            125,826                     10,831
  Non-cash interest on notes receivable ............................            (45,630)                   (42,546)
  Equity in loss from joint venture ................................          2,239,906                          -
  Impairment of property and equipment .............................          5,336,785                          -
  Impairment of goodwill ...........................................         64,098,345                          -
  Changes in operating assets and liabilities:
     Other current assets ..........................................           (181,927)                (7,322,270)
     Due from joint venture ........................................           (374,696)                         -
     Accounts payable and accrued liabilities ......................            999,805                     31,155
     Deferred contract revenue .....................................           (142,628)                12,145,534
                                                                      ------------------         ------------------
       Total adjustments ...........................................         74,399,259                 25,361,269
                                                                      ------------------         ------------------

     Net cash used in operating activities .........................        (14,413,967)               (11,722,968)
                                                                      ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities ..................................        (12,568,311)               (13,650,051)
Sale of marketable securities, net .................................         12,497,114                 19,278,324
Investment in restricted cash ......................................         (4,694,804)                         -
Increase in other assets ...........................................           (433,855)                (4,313,853)
Dispositions of property and equipment .............................            405,491                          -
Purchases of property and equipment ................................           (322,378)                (1,226,274)
                                                                      ------------------         ------------------

  Net cash provided by (used in) investing activities ..............         (5,116,743)                    88,146
                                                                      ------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock ...........................................             28,716                    442,284
Issuance of notes payable ..........................................          4,696,804                  2,000,000
Repayments of notes payable and capital leases .....................         (5,892,332)                  (794,823)
                                                                      ------------------         ------------------
  Net cash provided by (used in) financing activities ..............         (1,166,812)                 1,647,461
                                                                      ------------------         ------------------

                                                                            (20,697,522)                (9,987,361)
NET DECREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................         38,938,062                 52,414,312
                                                                      ------------------         ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $     18,240,540           $     42,426,951
                                                                      ==================         ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Property and equipment purchased under line of credit ..............   $              -           $        415,253
                                                                      ==================         ==================
Issuance of convertible promissory note payable to Elan Pharma
International, Ltd. to fund the Company's 80.1% in joint venture
(Note 5) ...........................................................   $      1,927,279           $              -
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

       In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 2002 and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

       These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

2.     Corporate Realignment -
       ---------------------
       In the first quarter of 2002, the Company announced a realignment (the "Realignment") of its research and development programs and a re-focusing of its resources on its proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein (BMP) and the Hedgehog (Hh) family of product candidates. Realignment expenses of $3,490,000 were recorded in the three-month period ended March 31, 2002. These charges related to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers,
       (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000.

       As of June 30, 2002, the Company had spent approximately $3,343,000 of the total estimated $3,490,000 Realignment expenses. The Company has included the remaining Realignment liability of $147,000 in "Accrued liabilities" on its Condensed Consolidated Balance Sheet as of June 30, 2002. The Company expects to spend the remaining $147,000 by the end of the third quarter of 2002 and does not expect to incur additional expenses related to the Realignment in future periods.

       During the quarter ended June 30, 2002, the Company recorded impairment charges of property and equipment assets of approximately $165,000. This charge relates to impairment on assets at the Company's manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts (the "Erie Street Facility"). Total impairment on property and equipment expenses recorded through the six-month period ended June 30, 2002 was $5,337,000. $4,761,000 of the total impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the Company's estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility. The Company does not expect to incur additional impairment on property and equipment expense related to the Realignment in future periods.

3.     Goodwill and Other Intangible Assets -
       ------------------------------------
       Goodwill and other intangible assets consisted of approximately the following as of June 30, 2002 and December 31, 2001:


                                                     June 30,         December 31,
                                                       2002               2001
                                               ------------------  ------------------
          Goodwill ..........................  $      8,982,000    $    105,977,000
          Patents ...........................         1,297,000           1,297,000
          Less: accumulated amortization ....          (691,000)        (33,467,000)
                                               ------------------  ------------------

                                               $      9,588,000    $     73,807,000
                                               ==================  ==================

       The changes in the carrying amounts of goodwill for the six-month period ended June 30, 2002, are as follows:

       Balance as of January 1, 2002 ........................  $     73,080,000
       Impairment losses ....................................       (64,098,000)
                                                               ----------------
       Balance as of June 30, 2002 ..........................  $      8,982,000
                                                               ================

Through December 31, 2001, goodwill totaling $105,477,000 and assembled workforce of $500,000 were being amortized over their estimated useful lives of four to five years. At January 1, 2002, net goodwill, including assembled workforce was $73,080,000. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and reclassified assembled workforce as goodwill and ceased amortization of goodwill. Goodwill is subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company has determined that it consists of a single reporting unit. In conjunction with the adoption of SFAS No.142, the Company completed the transitional goodwill impairment test in the first quarter of 2002 by comparing the Company's fair value to its net assets, including goodwill. If the carrying value of the Company's net assets exceeds the Company's fair value, then goodwill is impaired. The Company determined its fair value based on quoted market prices adjusted to provide for a control premium. The transitional goodwill impairment test indicated that no impairment of goodwill had occurred as of January 1, 2002.

In addition to requiring transitional and annual assessments of goodwill impairment, SFAS No. 142 requires that a goodwill impairment review be performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Because key employees were terminated and certain development programs were suspended or terminated as part of the Realignment, the Company determined that an impairment indicator had arisen during the three-month period ending March 31, 2002 that required the Company to reevaluate the carrying value of goodwill. The Company performed this reevaluation and concluded that no goodwill impairment had occurred as of March 31, 2002.

Because the Company's market capitalization continued to decline during three-month period ended June 30, 2002, the Company concluded that the decline in market value served as an indication that the carrying value of its goodwill asset may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and, concluded that goodwill impairment had occurred as of June 30, 2002. To determine the amount of the impairment charge, the Company calculated its implied goodwill as the difference between the fair value of the Company as a whole and the fair value of the Company's assets and liabilities. In calculating the impairment charge, the fair value of the Company's intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. The Company determined that its implied goodwill was $8,982,000 and, accordingly, recorded a non-cash charge of approximately $64,098,000 to write-down its existing goodwill. This charge is included in operating costs and expenses within the Company's statements of operations for both the three- and six-month periods ended June 30, 2002.

4.     Long-Term Debt, Capital Lease Obligations and Operating Leases -
       ----------------------------------------------------------------

       On June 14, 2002, the Company entered into a loan agreement with Boston Private Bank & Trust Company pursuant to which the Company borrowed approximately $4,695,000. The Company used the proceeds of this loan to pay off its existing credit facility with Fleet National Bank. Under the terms of the loan agreement, the Company will (i) pay interest monthly in arrears at a variable interest rate, currently 4.25%, and (ii) repay principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. This loan is fully collateralized with a money market account maintained by the Company at Boston Private Bank & Trust Company. The collateral is included in "Cash and cash equivalents - restricted" at the Company's balance sheet as of June 30, 2002.

             Long-term debt and capital lease obligations consisted of the following at June 30, 2002 and December 31, 2001:


                                                                                       June 30,        December 31,
                                                                                         2002             2001
                                                                                  ----------------- ------------------
             Notes payable to financing agencies for capital purchases .......... $   4,915,000     $   5,450,000
             Obligations  under  capital  leases,  net of  $40,000  and  $49,000 discount at June 30, 2002 and December 31, 2001,
                   respectively .................................................     1,959,000         2,611,000
             Convertible  subordinated note payable to Becton Dickinson,  net of
                   $213,000  and  $240,000  discount,   including  $142,000  and
                   $72,000  of  capitalized   interest  at  June  30,  2002  and
                   December 31, 2001, respectively ..............................     1,929,000         1,832,000
             Convertible    promissory   note   agreement   with   Elan   Pharma
                   International,  Ltd., including $57,000 and $1,000 of accrued interest at June 30, 2002 and December 31, 2001,
                   respectively .................................................     2,658,000           675,000
                                                                                  ----------------- ------------------

                                                                                     11,461,000        10,568,000
             Less current portion ...............................................    (2,367,000)       (3,110,000)
                                                                                  ----------------- ------------------

             Total long-term debt and capital lease obligations ................. $   9,094,000     $   7,458,000
                                                                                  ================= ==================


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

         Curis Newco incurred expenses of approximately $1,346,000 during the three months ended June 30, 2002. The Company incurred expenses of approximately $1,332,000 on behalf of Curis Newco during the three months ended June 30, 2002 and recorded a corresponding receivable from Curis Newco at June 30, 2002. In addition, approximately $14,000 in expenses was incurred directly by Neuralab Limited, an affiliate of Elan, on behalf of Curis Newco. The Company's 80.1% share of Curis Newco's aggregate expenses for the three-month period ended June 30, 2002 was approximately $1,078,000 and is presented as "Equity in loss of joint venture" in the Company's statement of operations. In addition, the Company is liable to Curis Newco for 80.1% of Curis Newco's expenses until these expenses have been funded either by the Company or by draw downs under a convertible promissory note agreement ("Note Agreement") with Elan Pharma International, Ltd. ("EPIL"). The Company has funded its share of Curis Newco's expenses through March 31, 2002 by draw downs under the Note Agreement and intends to continue to rely on credit available under the Note Agreement to fund its share of Curis Newco's future expenses. Each draw down under the Note Agreement is subject to EPIL's consent and proceeds are restricted to the Company's development funding of Curis Newco. The Company has recorded a payable to Curis Newco at June 30, 2002 of approximately $1,084,000 representing the Company's 80.1% share of Curis Newco's loss, net of $8,000 in 2002 Curis Newco expenses that were funded in 2001.

         The Company borrowed approximately $1,148,000 from EPIL under the Note Agreement during the three-month period ended June 30, 2002. As of June 30, 2002, there was approximately $2,658,000, including approximately $57,000 in capitalized interest, outstanding under the Note Agreement.

         For the three-month period ended June 30, 2002, the Company recorded a charge to accumulated deficit of $180,000 for the accretion of a mandatory 6% dividend on the Series A convertible exchangeable preferred stock issued to Elan International Service ("EIS"), an affiliate of Elan. Such amounts are included in the net loss applicable to common stockholders in the three- and six-month periods ended June 30, 2002.

6.       New Accounting Standards -
         ------------------------
         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and certain other intangible assets existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the SFAS No. 142's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142. and amortization of goodwill and intangible assets with indeterminable lives ceased (See Note 3).

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On July 31, 2000, Creative BioMolecules, Inc. ("Creative"), Ontogeny, Inc. ("Ontogeny") and Reprogenesis, Inc. ("Reprogenesis") merged with and into Curis, Inc.("the Company") pursuant to an agreement and plan of merger dated as of February 14, 2000 (the "Merger"). The Company is engaged in the discovery of drug targets and the development of therapeutics based upon the pathways used by the body which control cell proliferation and differentiation and, therefore, tissue formation, maintenance and repair. The Company has identified key regulators responsible for turning on the mechanisms for tissue repair in response to trauma, injury or disease. The Company believes this approach has been validated with the approval of OP-1 Implant(TM) for bone repair in four major markets (United States Humanitarian Device Exemption, Europe, Australia and Canada). Independently and in strategic alliances, the Company is focusing its research efforts on identifying and elucidating key regulators of tissue repair having application for diseases such as kidney disease, cancer and neurological disorders, which represent large market opportunities that the Company believes are underserved by current therapeutic alternatives.


In the first quarter of 2002, the Company announced a realignment (the "Realignment") of its research and development programs and a re-focusing of its resources on its proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein (BMP) and the Hedgehog (Hh) family of product candidates. The Company's remaining core technology platform and product development pipeline is based on developmental biology, signaling pathways, adult stem cells and cell-based therapies. The Company's research program is conducted both internally and through strategic alliances, partnerships and joint ventures with companies and organizations including Aegera Therapeutics and McGill University, Montreal, Canada; Micromet AG, Munich, Germany ("Micromet"); and Elan Corporation plc, Dublin, Ireland ("Elan").

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

As a result of the adoption of SFAS No. 142, effective January 1, 2002, the Company ceased amortization of goodwill. In lieu of amortization, the Company performed an initial assessment of impairment of its goodwill in 2002, and must perform an impairment review annually thereafter or whenever events or changes in circumstances indicate that the goodwill may be impaired. In accordance with SFAS No. 142, the Company concluded that the decline in its market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 by comparing the Company's fair value to its net assets, including goodwill. The Company determines its fair value based on quoted market prices adjusted to provide for a control premium. Because the carrying value of the Company's net assets exceeded the Company's fair value at June 30, 2002, the goodwill was determined to be impaired. To determine the amount of the impairment charge, the Company calculated its implied goodwill as the difference between the fair value of the Company as a whole and the fair value of the Company's assets and liabilities. The fair value of the Company's intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. The Company determined that its implied goodwill was $8,982,000 and, accordingly, recorded a non-cash charge of approximately $64,098,000 to write-down its existing goodwill. This charge is included in operating costs and expenses within the Company's statements of operations for both the three- and six-month periods ended June 30, 2002.

The goodwill impairment analysis involves considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, and projected cash flows of the Company's in-process research and development programs. The control premium used in determining the Company's fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisition. Most of our research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows was based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing our in-process technology. All of these estimates involve a significant amount of judgment by the Company's management. Although the estimates used reflect management's best estimates based upon all available evidence, the use of different estimates could have yielded different implied goodwill and, therefore, could have resulted in a higher or lower goodwill impairment charge.

Revenue recognition. The Company's revenue recognition policy is significant because revenue is a key component of the Company's results of operations. The Company follows detailed guidelines in measuring revenue; however, certain judgments affect the application of its revenue policy. For example, the Company has entered into purchase and sale, product development and target research agreements with Micromet AG, under which the Company has recorded on its balance sheet short- and long-term deferred revenue based on its best estimate of when such revenue will be recognized. A portion of the consideration received from this transaction with Micromet were equity securities and a convertible note. The estimate of deferred revenue includes management's assessment of the value attributable to the equity securities and realization of the convertible note. Revenue for the upfront payments received from Micromet AG for the sale of technology will be recognized as services are performed over the Company's estimated performance period under the product development agreement. Additionally, the Company records royalty revenue under its agreements with Stryker. The Company records royalty revenues as Stryker reports sales to the Company and collection of the resulting receivable is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter.

Results of Operations

Three-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues

Total revenues decreased to $190,000 for the three-month period ended June 30, 2002 from $203,000 for the three-month period ended June 30, 2001. Total revenues for the three-month period ended June 30, 2002 include $128,000 in royalty revenues received from Stryker and $62,000 in revenue recognized under the Company's strategic alliance with Micromet. Total revenues for the three-month period ended June 30, 2001 were primarily derived from $174,000 received under two government grants, which were terminated in April 2002.

Operating Expenses

Research and development expenses decreased by $3,990,000, or 51%, to $3,903,000 for the three-month period ended June 30, 2002 from $7,893,000 for the three-month period ended June 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment and the allocation to Curis Newco of $1,332,000 of research and development expenses for the three months ended June 30, 2002 that were charged by the Company to Curis Newco. The Company's 80.1% share of these costs is included in "Equity in loss of joint venture" in the Company's consolidated statement of operations.

Research and development expenses for the three-month period ended June 30, 2002 include the cost of employees involved in research and development of $1,132,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $797,000, occupancy and depreciation charges of $445,000, lab and clinical trial manufacturing supplies of $462,000 and legal fees associated with the Company's intellectual property of $653,000.

Research and development expenses for the three-month period ended June 30, 2001 include the cost of employees involved in research and development of $2,300,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $2,419,000, occupancy and depreciation charges of $1,079,000, lab and clinical trial manufacturing supplies of $1,003,000 and legal fees associated with the Company's intellectual property of $736,000.

General and administrative expenses decreased by $842,000, or 32%, to $1,830,000 for the three-month period ended June 30, 2002 from $2,672,000 for the three-month period ended June 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment. General and administrative expenses for the three-month period ended June 30, 2002 include the cost of employees of $774,000, occupancy and depreciation charges of $220,000, professional service fees and other outside services including legal costs and consultants of $463,000. General and administrative expenses for the three-month period ended June 30, 2001 include the cost of employees of $928,000, occupancy and depreciation charges of $384,000, professional service fees and other outside services including legal costs and consultants of $854,000, and asset-based corporate taxes of $115,000.

Stock-based compensation expense decreased by $3,241,000 to $427,000 for the three-month period ended June 30, 2002 from $3,668,000 for the three-month period ended June 30, 2001. The decrease was primarily attributable to the Company's stock-based compensation expense related to deferred compensation resulting from the Merger that was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $2,631,000 for the three-month period ended June 30, 2001.

Amortization of intangible assets was $60,000 for the three-month period ended June 30, 2002 as compared to $5,824,000 for the three-month period ended June 30, 2001. The decrease was primarily due to the adoption of SFAS 142, which requires companies to stop amortizing goodwill and certain other intangible assets. The Company is currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $5,778,000 was recorded for the three-month period ended June 30, 2001.

Impairment charges of property and equipment assets for the three-month period ended June 30, 2002 of approximately $165,000 relate to impairment of assets at the Erie Street Facility. Such property and equipment assets were used to support clinical programs that were suspended or terminated as part of the Realignment and have been deemed to be unlikely to be used in the future operations of the Company. The Company does not expect to incur additional impairment on property and equipment related to the Realignment in future periods.

Impairment of goodwill for the three-month period ended June 30, 2002 was $64,098,000. The Company recorded no impairment charge for the three-month period ended June 30, 2001. In accordance with SFAS No.142, the Company concluded that the decline in its market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of its goodwill may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. The value of the Company, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of the Company's intangible assets, principally consisting of completed an in-process technology, was estimated using a discounted cash flow methodology.

Equity in Loss from Joint Venture

During the three-month period ended June 30, 2002, the Company incurred an equity loss in Curis Newco of $1,078,000, which represented 80.1% of the total net loss incurred by Curis Newco for the same period. The Company anticipates financing its 80.1% share of the development funding of Curis Newco through July 18, 2003 with draw downs, which are subject to Elan's consent, under the Note Agreement entered into between the Company and EPIL.

Other Income, Net

Interest and other income for the three-month period ended June 30, 2002 was $379,000 compared to approximately $577,000 for the same period in 2001, a decrease of $198,000. The decrease was mainly attributable to higher interest income for the three-month period ended June 30, 2001 that resulted primarily from a higher available investment balance as compared to the three-month period ended June 30, 2002.

Interest expense for the three-month period ended June 30, 2002 was $248,000 compared to $160,000 for the same period in 2001, an increase of $88,000. The increase was mainly attributable to an increase in the average debt outstanding to approximately $11,461,000 as of June 30, 2002 from approximately $7,639,000 as of June 30, 2001.

Accretion of Preferred Stock Dividend

During the three-month period ended June 30, 2002, the Company recorded a $180,000 charge to accumulated deficit for the accretion of a mandatory dividend on convertible exchangeable preferred stock issued to EIS. The amount is included in the net loss applicable to common stockholders in the three-month period ended June 30, 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss attributable to common stockholders of $71,173,000 for the three-month period ended June 30, 2002 compared to a net loss attributable to common stockholders of $19,277,000 for the three-month period ended June 30, 2001.

Six-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues

Total revenues decreased to $348,000 for the six-month period ended June 30, 2002 from $452,000 for the six-month period ended June 30, 2001. Total revenues for the six-month period ended June 30, 2002 include $206,000 in royalty revenues received from Stryker and $142,000 in revenue recognized under the Company's strategic alliance with Micromet. Total revenues for the six-month period ended June 30, 2001 were primarily derived from $448,000 received under two government grants, which were terminated in April 2002.

Operating Expenses

Research and development expenses decreased by $7,265,000, or 45%, to $8,737,000 for the six-month period ended June 30, 2002 from $16,002,000 for the six-month period ended June 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment and the allocation to Curis Newco of $2,753,000 of research and development expenses for the six months ended June 30, 2002 that were charged by the Company to Curis Newco. The Company's 80.1% share of these costs is included in "Equity in loss of joint venture" in the Company's consolidated statement of operations.

Research and development expenses for the six-month period ended June 30, 2002 include the cost of employees involved in research and development of $2,560,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,874,000, occupancy and depreciation charges of $1,273,000, lab supplies of $1,010,000 and legal fees associated with the Company's intellectual property of $1,228,000.

Research and development expenses for the six-month period ended June 30, 2001 include the cost of employees involved in research and development of $4,600,000, outside services including clinical trials, medicinal chemistry, consultants and sponsored research collaborations of $5,500,000, occupancy and depreciation charges of $2,198,000, lab and clinical trial manufacturing supplies of $1,876,000 and legal fees associated with the Company's intellectual property of $1,085,000.

General and administrative expenses decreased by $714,000, or 14%, to $4,541,000 for the six-month period ended June 30, 2002 from $5,255,000 for the six-month period ended June 30, 2001. General and administrative expenses for the six-month period ended June 30, 2002 include the cost of employees of $1,597,000, occupancy and depreciation charges of $549,000, legal and professional fees of $1,026,000 and consulting expense of $185,000. General and administrative expenses for the six-month period ended June 30, 2001 include the cost of employees of $1,854,000, occupancy and depreciation charges of $752,000, professional fees including legal and consulting costs of $679,000, and asset-based corporate taxes of $254,000.

Stock-based compensation decreased by $6,374,000 to $1,125,000 for the six-month period ended June 30, 2002 from $7,499,000 for the six-month period ended June 30, 2001. The decrease was primarily attributable to the Company's stock-based compensation expense related to deferred compensation resulting from the Merger that was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $5,444,000 for six-month period ended June 30, 2001.

Amortization of intangible assets was $121,000 for six-month period ended June 30, 2002 as compared to $11,647,000 for the six-month period ended June 30, 2001. The decrease was primarily due to the adoption of SFAS 142, which requires companies to stop amortizing goodwill and certain other intangible assets. The Company is currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $11,557,000 was recorded for the six-month period ended June 30, 2001.

Impairment charges of property and equipment assets for the six-month period ended June 30, 2002 of approximately $5,337,000 relate to impairment on assets at the Erie Street Facility. Total carrying value of assets at the Erie Street Facility before the impairment charge was approximately $5,652,000. The property and equipment assets at the Erie Street Facility were used to support clinical programs that were suspended or terminated as part of the Realignment and have been deemed to be unlikely to be used in the future operations of the Company. $4,761,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the Company's estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility. The Company does not expect to incur additional impairment on property and equipment related to the realignment in future periods.

Impairment of goodwill for the six-month period ended June 30, 2002 was $64,098,000. The Company recorded no impairment charge for the six-month period ended June 30, 2001. In accordance with SFAS No. 142, the Company concluded that the decline in its market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of its goodwill may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. The value of the Company, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of the Company's intangible assets, principally consisting of completed an in-process technology, was estimated using a discounted cash flow methodology.

Realignment expenses of $3,490,000 were recorded in the six-month period ended June 30, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and
(iii) other costs of approximately $45,000. As of June 30, 2002, the Company had spent approximately $3,343,000 of the $3,490,000 projected Realignment expense. The Company has included the remaining Realignment liability of $147,000 in "Accrued liabilities" on its balance sheet as of June 30, 2002. The Company expects to settle the remaining Realignment liability of $147,000 by end of the third quarter of 2002 and does not expect to incur additional expense related to the Realignment in future periods.

Equity in Loss from Joint Venture

During the six-month period ended June 30, 2002, the Company incurred an equity loss in Curis Newco of $2,240,000, which represented 80.1% of the total net loss incurred by Curis Newco for the same period. The Company anticipates financing its 80.1% share of the development funding of Curis Newco through July 18, 2003 with drawdowns, which are subject to Elan's consent, under the Note Agreement entered into between the Company and EPIL.

Other Income, Net

Interest and other income for the six-month period ended June 30, 2002 was $528,000 compared to approximately $2,867,000 for the same period in 2001, a decrease of $2,339,000. The decrease was mainly attributed to a gain of $1,466,000 resulting from the sale of marketable securities during the first quarter of 2001 and higher interest income for the six-month period ended June 30, 2001 that resulted primarily from a higher available investment balance as compared to six-month period ended June 30, 2002.

Interest expense for six-month period ended June 30, 2002 was $458,000 compared to $364,000 for the same period in 2001, an increase of $94,000 or 26%. Interest expense increased due to an increase in the average debt outstanding to approximately $11,461,000 as of June 30, 2002 from approximately $7,639,000 as of June 30, 2001.

Accretion of Preferred Stock Dividend

During the six-month period ended June 30, 2002, the Company recorded a $362,000 charge to accumulated deficit for the accretion of a mandatory dividend on convertible exchangeable preferred stock issued to EIS. The amount is included in the net loss applicable to common stockholders in the six-month period ended June 30, 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss applicable to common stockholders of $89,176,000 for the six-month period ended June 30, 2002 compared to a net loss applicable to common stockholders of $37,084,000 for the six-month period ended June 30, 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $35,325,000, including restricted cash and cash equivalents of $4,695,000. The Company has financed its operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $14,414,000 for the six-month period ended June 30, 2002 as compared to $11,723,000 for the six-month period ended June 30, 2001. Net cash used in operating activities during the six-month period ended June 30, 2002 was primarily the result of the Company's net loss for the period of $88,813,000 partially offset by $71,859,000 in non-cash charges including impairment charges on the Company's intangible and tangible assets, stock-based compensation, depreciation, amortization and non-cash interest income and expense. The Company's net loss was further offset by the Company's equity in loss of Curis Newco of $2,240,000 and an increase in operating cash of $301,000 as a result of changes in current assets and liabilities. Net cash used in operating activities during the six-month period ended June 30, 2001 was primarily the result of the Company's net loss for the period of $37,084,000 partially offset by $20,507,000 in non-cash charges including stock-based compensation, depreciation, amortization and non-cash interest income and expense. The Company's net loss was further offset by an increase in operating cash of $4,854,000 as a result of changes in current assets and liabilities.

Net cash used in investing activities was $5,117,000 for the six-month period ended June 30, 2002 as compared to $88,000 in net cash provided by investing activities for the six-month period ended June 30, 2001. Cash used in investing activities during the six-month period ended June 30, 2002 was primarily the result of net purchases of marketable securities and investment in restricted cash accounts totaling $4,766,000. Cash provided by investing activities during the six-month period ended June 30, 2001 was primarily the result of net proceeds from the sale of marketable securities totaling $5,628,000, partially offset by an increase in other long-term assets of $4,314,000 and expenditures for property and equipment totaling $1,226,000.

Cash used in financing activities was $1,167,000 for the six-month period ended June 30, 2002. The cash used in financing activities for the six-month period ended June 30, 2002 was primarily due to repayments of obligations under capital lease and debt arrangements. Cash provided by financing activities was $1,647,000 for the six-month period ended June 30, 2001. The cash provided by financing activities for the six-month period ended June 30, 2001 was due to the issuance of a $2,000,000 convertible subordinated note payable and $442,000 received under the issuance of shares from the exercise of options, partially offset by $795,000 in repayments of obligations under capital lease and debt arrangements.

On June 14, 2002, the Company entered into a loan agreement with Boston Private Bank & Trust Company pursuant to which the Company borrowed approximately $4,695,000. The Company used the proceeds of this loan to pay off its existing credit facility with Fleet National Bank. Under the terms of the loan agreement, the Company will (i) pay interest monthly in arrears at a variable interest rate, currently 4.25%, and (ii) repay principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. This loan is fully collateralized with a money market account maintained by the Company at Boston Private Bank & Trust Company. The collateral is included in "Cash and cash equivalents - restricted" at the Company's balance sheet as of June 30, 2002.

On June 4, 2002 the Company borrowed approximately $1,148,000 from EPIL under the Note Agreement. These funds represented the Company's funding of its 80.1% portion of Curis Newco expenses in the first quarter of 2002. The Company has drawn down a total of $2,601,000 under the Note Agreement and plans to draw down the remaining $5,409,000 to fund its share of Curis Newco expenses through July 2003. Each draw down by the Company under the Note Agreement is subject to EPIL's consent and proceeds are restricted to the Company's development funding of Curis Newco.

As of June 30, 2002, the Company had future payments required under contractual obligations and other commitments approximately as follows:


                                                                      Remainder of
                                                         Total            2002        2003-2004     2005-2007
                                                    ----------------  ------------  ------------- -------------
Long-term debt ..................................       $ 4,904,000   $   679,000    $ 1,878,000   $ 2,347,000
Convertible subordinated long-term debt (1) .....         6,610,000             -              -     6,610,000
Capital lease obligations .......................         1,988,000       705,000      1,283,000             -
Operating lease obligations .....................         3,025,000       412,000      1,585,000     1,028,000
Sponsored research obligations ..................         2,828,000     1,568,000      1,260,000             -
Licensing obligations ...........................           450,000       225,000        225,000             -
                                                    ----------------  ------------  ------------- -------------
           Total future obligations .............   $    19,805,000  $  3,589,000    $ 6,231,000   $ 9,985,000
                                                    ================ =============   ============ =============

(1) - convertible subordinated debt is
convertible into either shares of the Company's common stock or cash at the Company's option.



The Company anticipates that existing capital resources, royalties to be received from Stryker for the sale of OP-1, and amounts to be borrowed under the Note Agreement with EPIL should enable the Company to maintain current and planned operations into the fourth quarter of 2003. In the fourth quarter of 2003 and beyond, the Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding planned operations is dependent upon its ability to generate sufficient cash flows from its royalty arrangements with Stryker, the success of its collaboration with Elan and its other collaborative arrangements and its ability to raise additional funds through equity or debt financings, or from other sources of financing. With respect to the Stryker royalty arrangements, as with the Company's other collaborative arrangements, the Company's ability to generate sufficient cash flows depends on a number of factors, including the ability to obtain regulatory approval to market and commercialize products to treat additional indications in major commercial markets. The Company is seeking additional collaborative arrangements and may seek to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, it intends to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it will be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company's stockholders. If OP-1 is not approved for commercial sale in the United States beyond its limited approval under the Humanitarian Device Exemption provision and the Company does not receive significant royalties from Stryker for product sales and/or if substantial additional funding is not available, the Company's ability to fund research and development and other operations will be significantly affected and, accordingly, the Company's business will be materially and adversely affected.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners, changes in or an inability to execute on the Company's realigned business strategy, uncertainties related to the Company's ability to raise additional capital, failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company's intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1., "Business Risk Factors," of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No. 0-30347) filed with the Securities and Exchange Commission on March 29, 2002. Please also refer to the Company's other filings with the Securities and Exchange Commission.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt, government securities, insurance annuity contracts or money market funds with an average maturity of less than one year. All marketable securities are considered available for sale. At June 30, 2002, the fair market value of these securities amounted to approximately $12,389,000. At June 30, 2002, there were no net unrealized gains on these investments. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity. The Company's investments are primarily investment grade securities and deposits are with investment grade financial institutions. As of June 30, 2002, the Company holds $1,825,000 as an investment in a fixed income mutual fund that holds a small percentage of fund assets in high-yield bonds. The Company does not believe that this provides a material risk of loss of principal since the fund is primarily invested in U.S. Government-backed securities and investment-grade bonds.

As of June 30, 2002, the Company held assets denominated in EUROS on its balance sheet totaling $4,032,000. The underlying assets are expected to a have holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. The Company has not entered into any hedging agreements relating to this risk.

As of June 30, 2002, the Company had approximately $2,169,000 outstanding under fixed-rate capital leases and term notes which are not subject to fluctuations in interest rates and approximately $4,695,000 outstanding under a term loan agreement with a variable interest rate, currently equal to 4.25%. In addition, approximately $2,142,000, including accrued interest of $142,000, was outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, approximately $2,658,000, including accrued interest of $57,000, was outstanding under the Note Agreement with EPIL.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders of the Company (the "Annual Meeting") held on June 12, 2002, the following matters were acted upon by the stockholders of the Company:

     1.   The election of three Class III directors for the ensuing three years;
          and

     2. The ratification and appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the current fiscal year.

          The number of shares of common stock present or represented by proxy and entitled to vote at the Annual Meeting was 24,647,671. The other directors of the Company, whose terms of office as directors continued after the annual meeting, are James R. McNab, Douglas A. Melton, Ph.D., Daniel R. Passeri and James R. Tobin. The results of the votes on each of the matters presented to the stockholders at the Annual Meeting are set forth below:

                                                              Votes         Votes                        Broker
                     Matter                 Votes for       Withheld       Against      Abstentions     Non-Votes
                     ------                 ---------     ----------     ---------      -----------     ---------
        Election of Directors:
          Susan B. Bayh                   24,252,216        395,455        237,676                -            -
          Martyn D. Greenacre             24,258,092        389,579        231,800                -            -
          Ruth B. Kunath                  22,522,623      2,125,048      1,967,269                -            -

        Ratification of
        PricewaterhouseCoopers LLP        24,580,713              -         39,043           27,915            -



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


           Exhibit
           Number          Description
           -------         -----------
                           Loan Agreement dated June 14, 2002 between the Company and Boston Private
           10.1*           Bank & Trust Company.

                           Secured Term Note dated June 14, 2002 made by the Company to Boston
           10.2*           Private Bank & Trust Company.

                           Security Agreement dated June 14, 2002 from the Company to Boston Private
           10.3*           Bank & Trust Company.

           99.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes - Oxley Act of 2002.

           *               Previously filed with the SEC as an Exhibit to the Current Report of the
                           Company (filed June 14, 2002 (File No. 0-30347)), and incorporated herein by reference.

(b)  Reports on Form 8-K.

                  (i) On April 30, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had dismissed Arthur Andersen LLP and appointed PricewaterhouseCoopers LLP as its independent accountants. No financial statements were required to be filed with this Report.

                  (ii) On May 10, 2002, the Company filed an amendment on Form 8-K/A to the Current Report previously filed on April 30, 2002 in order to include an additional exhibit. No financial statements were required to be filed with this Report.

                  (iii) On May 16, 2002, the Company filed a second amendment on Form 8-K/A to the Current Report previously filed on April 30, 2002 in order to include an additional exhibit. No financial statements were required to be filed with this Report.

                   (iv) On June 17, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had entered into a loan agreement with Boston Private Bank & Trust Company to replace a loan agreement with Fleet National Bank. No financial statements were required to be filed with this Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CURIS, INC.

Date:     August 14, 2002             By:  /s/ Daniel R. Passeri
         -----------------                 ---------------------------
                                           President and Chief Executive Officer
                                           (principal financial and
                                            accounting officer)