Form 10-Q
period 2002-09-30
CURIS INC
filed 2002-11-12
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30347

CURIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3505116 (I.R.S. Employer Identification No.)

61 Moulton Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02138 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 503-6500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2002, there were 32,755,455 shares of the Registrant’s Common Stock, $0.01 par value per share, and there were 1,000 shares of the Registrant’s Series A Convertible Exchangeable Preferred Stock, $0.01 par value per share, outstanding. As of October 31, 2002, the Registrant held 887,207 shares of its Common Stock in treasury.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$12,148,890	$38,938,062
Cash and cash equivalents—restricted	4,645,754	—
Marketable securities	12,563,837	12,278,916
Marketable securities—restricted	—	890,350
Notes receivable—Officer (Note 8)	—	500,000
Due from joint venture (Note 6)	1,210,977	957,798
Other current assets	1,397,482	1,155,619

Total current assets	31,966,940	54,720,745

Property and Equipment, net	4,184,226	11,060,711

Other Assets:
Notes receivable—Officer (Note 8)	—	200,000
Goodwill, net (Note 4)	8,982,000	73,080,344
Other intangible assets, net (Note 4)	545,865	726,781
Long-term notes receivable	3,991,316	3,732,429
Deposits and other assets	1,361,657	1,235,207

Total other assets	14,880,838	78,974,761

	$51,032,004	$144,756,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$2,052,740	$3,109,613
Accounts payable	711,798	1,967,260
Accrued liabilities	6,385,971	5,942,511
Deferred revenue, current portion	930,439	81,688
Due to joint venture (Note 6)	980,840	772,097

Total current liabilities	11,061,788	11,873,169
Debt and Lease Obligations, net of current portion (Note 5)	4,053,625	4,951,324

Convertible Notes Payable (Note 5)	5,778,985	2,506,852

Deferred Revenue, net of current portion	11,031,785	12,063,845

Preferred Stock, $0.01 par value, 5,000,000 shares authorized—
Series A Convertible Exchangeable Preferred Stock-1,426 shares authorized; 1,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	12,884,058	12,341,381

Commitments
Stockholders’ Equity:
Common Stock, $0.01 par value—
125,000,000 shares authorized at September 30, 2002 and December 31, 2001; 32,755,455 and 31,999,548 issued and outstanding, respectively, at September 30, 2002 and 32,329,228 shares issued and outstanding at December 31, 2001

	327,556	323,292
Additional paid-in capital	659,868,583	664,889,578
Notes receivable	(1,337,561)	(1,291,932)
Treasury stock (at cost, 755,907 shares at September 30, 2002) (Note 7)	(603,523)	—
Deferred compensation	(2,885,181)	(9,616,795)
Accumulated deficit	(649,244,679)	(554,135,679)
Accumulated other comprehensive income	96,568	851,182

Total stockholders’ equity	6,221,763	101,019,646

	$51,032,004	$144,756,217

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Royalty revenue	$181,670	$48,881	$387,366	$79,045
Research and development contract revenue	40,681	239,034	183,310	660,673

	222,351	287,915	570,676	739,718
COSTS AND EXPENSES (A):
Research and development	2,884,341	6,901,611	11,621,658	22,903,482
General and administrative	1,445,712	2,456,488	5,986,803	7,711,170
Stock-based compensation	553,851	1,726,532	1,679,246	9,225,641
Amortization of intangible assets	60,105	5,827,392	180,916	17,474,712
Impairment of property and equipment	—	—	5,336,785	—
Impairment of goodwill (Note 4)	—	—	64,098,345	—
Realignment expenses (Note 3)	—	—	3,490,000	—

Total costs and expenses	4,944,009	16,912,023	92,393,753	57,315,005

Net loss from operations	(4,721,658)	(16,624,108)	(91,823,077)	(56,575,287)

Equity in loss of joint venture (Note 6)	(977,160)	(12,697,406)	(3,217,066)	(12,697,406)
Other income (expense), net	(53,867)	796,067	473,820	3,663,009

NET LOSS	$(5,752,685)	$(28,525,447)	$(94,566,323)	$(65,609,684)
Accretion of preferred stock dividend	(180,225)	(146,155)	(542,678)	(146,155)

Net loss applicable to common stockholders	$(5,932,910)	$(28,671,602)	$(95,109,001)	$(65,755,839)

NET LOSS PER COMMON SHARE— BASIC AND DILUTED	$(0.18)	$(0.89)	$(2.92)	$(2.08)

WEIGHTED AVERAGE COMMON SHARES—BASIC AND DILUTED	32,578,225	32,136,744	32,523,852	31,543,300

NET LOSS	$(5,752,685)	$(28,525,447)	$(94,566,323)	$(65,609,684)
CHANGE IN UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	96,568	(393,606)	96,568	(34,113)
ACCRETION OF PREFERRED STOCK DIVIDEND	(180,225)	(146,155)	(542,678)	(146,155)

COMPREHENSIVE LOSS	$(5,836,342)	$(29,065,208)	$(95,012,433)	$(65,789,952)

(A)The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$293,898	$935,119	$943,688	$5,685,343
General and administrative	259,953	791,413	735,558	3,540,298

Total stock-based compensation	$553,851	$1,726,532	$1,679,246	$9,225,641

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,566,323)	$(65,609,684)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization	1,512,245	1,812,496
Stock-based compensation expense	1,679,246	9,225,641
Amortization of lease and note discounts	52,846	31,786
Issuance of common stock in lieu of cash for license fee	—	98,003
Amortization of intangible assets	180,916	17,474,712
Non-cash interest on notes payable	223,855	10,831
Non-cash interest on notes receivable	(45,630)	(64,853)
Forgiveness of note receivable to former officer	700,000	—
Equity in loss of joint venture	3,217,066	12,697,406
Impairment of property and equipment	5,336,785	—
Impairment of goodwill	64,098,345	—
Changes in assets and liabilities:
Other current assets	(241,863)	(720,749)
Due from joint venture	(253,179)	(816,245)
Accounts payable and accrued liabilities	(812,002)	2,560,822
Deferred contract revenue	(183,310)	12,145,533

Total adjustments	75,465,320	54,455,383

Net cash used for operating activities	(19,101,003)	(11,154,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(14,394,738)	(16,106,659)
Sale of marketable securities, net	14,245,553	24,386,126
Investment in restricted cash	(4,645,754)	—
Increase in long-term notes receivable	(258,887)	(3,732,429)
Increase in deposits and other assets	(126,450)	(949,070)
Expenditures for property, plant and equipment	(378,037)	(1,888,399)
Proceeds from sale of fixed assets	405,491	—

Net cash (used in) provided by investing activities	(5,152,822)	1,709,569

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	35,639	4,630,643
Issuance of notes payable	4,696,804	2,000,000
Repayments of notes payable and capital leases	(6,664,267)	(1,204,757)
Purchase of treasury stock	(603,523)	—

Net cash (used in) provided by financing activities	(2,535,347)	5,425,886

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,789,172)	(4,018,846)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,938,062	52,414,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,148,890	$48,395,466

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under line of credit	$—	$2,957,652

Payment of notes payable by issuance of common stock	$—	$310,200

Issuance of convertible promissory note payable to Elan Pharma International, Ltd. to fund the Company’s 80.1% interest in joint Venture (Note 6)	$3,008,323	$—

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business –

Curis, Inc. (the “Company”) is engaged in the discovery of drug targets and the development of therapeutics based upon the pathways used by the body which control proliferation and differentiation and, therefore, tissue formation, maintenance and repair. The Company has identified key regulators responsible for turning on the mechanisms for tissue repair in response to trauma, injury or disease. Independently and in strategic alliances, the Company is focusing its research efforts on identifying and elucidating key regulators of tissue repair having application for diseases such as kidney disease, cancer and neurological disorders, which the Company believes represent large market opportunities that are underserved by current therapeutic alternatives.

2.	Basis of Presentation –

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2002 and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Corporate Realignment –

a.
Realignment Update – In the first quarter of 2002, the Company announced a realignment (the “Realignment”) of its research and development programs and a re-focusing of its resources on its proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein (BMP) and the Hedgehog (Hh) family of product candidates. Realignment expenses of $3,490,000 were recorded in the three-month period ended March 31, 2002. These charges related to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000.

As of September 30, 2002, the Company has expended approximately all of the $3,490,000 in Realignment expenses. The Company did not incur additional expenses related to the Realignment during the third quarter of 2002.

b.
Facilities Restructuring – At the beginning of 2002, the Company had three facilities located in Cambridge, Massachusetts. Two of the facilities are located next to each other at 45 and 61 Moulton Street, and consist of approximately 34,000 and 18,000 square feet, respectively. The third facility is located at 21 Erie Street and consists of approximately 50,000 square feet. As part of the Realignment and as part of an increased effort to reduce its cash burn rate, the Company has reduced its cash spend rate on facilities, either through facility lease termination or via sublease of existing leases. Curis has decreased its committed space from approximately 102,000 square feet at January 1, 2002 to 54,000 square feet at September 30, 2002. Of the remaining 54,000 square feet, Curis has sublet approximately 17,000 square feet. The Company has taken the following steps at each facility:

i.
21 Erie Street, Cambridge, Massachusetts:    Effective June 30, 2002, the Company terminated the lease for its 21 Erie Street location. Under the terms of the agreement, the Company has no further financial or other obligations after June 30, 2002. Accordingly, the Company has incurred no expenses related to this facility during the three months ended September 30, 2002.

ii.
61 Moulton Street, Cambridge, Massachusetts:    Effective August 15, 2002, the Company subleased approximately 12,000, or 67%, of the rentable square footage of its 61 Moulton Street facility. The initial term of the sublease is two years with an extension, at the subtenant’s option, to extend the sublease for an additional term of two years and eight months. The Company expects to receive sublease payments totaling $401,000 and $423,000, respectively, for years 1 and 2 of the sublease term. Should the subtenant exercise its extension option, the annual sublease payments would increase to approximately $527,000 per year. In addition to the sublease payments, the subtenant is required to pay its pro rata share (approximately 67%) of all building operating costs. The Company’s lease obligation ends on April 30, 2007.

iii.
45 Moulton Street, Cambridge, Massachusetts:    Effective March 1, 2002, the Company subleased approximately 5,000, or 15%, of the rentable square footage of its 45 Moulton Street facility. The term of the sublease is two years and six months. The Company expects to receive sublease payments totaling $244,000 per year. In addition to the sublease payments, the subtenant is required to pay its pro rata share (approximately 15%) of all building operating costs. The Company’s lease obligation ends on April 30, 2007.

4.	Intangible Assets –

Goodwill and other intangible assets consisted of approximately the following as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Goodwill	$8,982,000	$105,977,000
Patents	1,297,000	1,297,000
Less: accumulated amortization	(751,000)	(33,467,000)

	$9,540,000	$73,807,000

The changes in the carrying amounts of goodwill for the nine-month period ended September 30, 2002, are as follows:

Balance as of January 1, 2002	$73,080,000
Impairment loss	(64,098,000)

Balance as of September 30, 2002	$8,982,000

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

The impairment loss noted above was recorded in the second quarter of 2002 and was the result of the decrease in the Company’s market capitalization during the three-month period ended June 30, 2002. This decline in market capitalization led the Company to conclude that the decline in market value served as an indication that the carrying value of its goodwill asset may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and concluded that goodwill impairment had occurred as of June 30, 2002. To determine the amount of the impairment charge, the Company calculated its implied goodwill as the difference between the fair value of the Company as a whole and the fair value of the Company’s assets and liabilities. In calculating the impairment charge, the fair value of the Company’s intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. The Company determined that its implied goodwill was $8,982,000 and recorded a non-cash charge of approximately $64,098,000 to write-down its existing goodwill. This charge is included in operating costs and expenses within the Company’s statements of operations for the nine-month period ended September 30, 2002.

Adjusted Net Loss:    The following table presents the impact SFAS 142 would have had on our net loss and net loss per share had the standard been in effect for the three months and nine months ended September 30, 2001:

	Three Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Net loss applicable to common stockholders	$(28,671,602)	$5,803,422	$(22,868,180)

Net Loss per weighted average common share	$(0.89)	$0.18	$(0.71)

	Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Net loss applicable to common stockholders	$(65,755,839)	$17,410,266	$(48,345,573)

Net Loss per weighted average common share	$(2.08)	$0.55	$(1.53)

(5)	Long-Term Debt, Capital Lease Obligations and Operating Leases –

(i) Long-term debt and capital lease obligations consisted of approximately the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Notes payable to financing agencies for capital purchases	$4,476,000	$5,450,000
Obligations under capital leases, net of $36,000 and $49,000 discount at September 30, 2002 and December 31, 2001, respectively	1,630,000	2,611,000
Convertible subordinated note payable to Becton Dickinson, net of $200,000 and $240,000 discount, including $177,000 and $72,000 of capitalized interest at September 30, 2002 and December 31, 2001, respectively	1,977,000	1,832,000
Convertible promissory note payable to Elan Pharma International, Ltd., including $120,000 and $1,000 of accrued interest at September 30, 2002 and December 31, 2001, respectively	3,802,000	675,000

	11,885,000	10,568,000
Less current portion	(2,053,000)	(3,110,000)

Total long-term debt and capital lease obligations	$9,832,000	$7,458,000

The Company borrowed approximately $1,081,000 from Elan Pharma International, Ltd. (“EPIL”) under its convertible promissory note arrangement during the three-month period ended September 30, 2002. As of September 30, 2002, the Company owed approximately $3,802,000, including approximately $120,000 in capitalized interest, under its promissory note with EPIL.

On June 14, 2002, the Company entered into a loan agreement with Boston Private Bank & Trust Company (“Boston Private”) pursuant to which the Company borrowed approximately $4,695,000. The Company used the proceeds of this loan to pay off its existing credit facility with Fleet National Bank. Under the terms of the loan agreement, the Company (i) pays interest monthly in arrears at a variable interest rate, which, as of September 30, 2002, was 4.25%, and (ii) repays principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. This loan is fully collateralized with a restricted money market account maintained by the Company at Boston Private Bank & Trust Company. The collateral is included as “Cash and cash equivalents – restricted” at the Company’s balance sheet as of September 30, 2002. As of September 30, 2002, there was approximately $4,476,000, including approximately $16,000 in accrued interest, outstanding under the loan agreement with Boston Private.

6.	Curis Newco, Ltd. –

In July 2001, the Company formed a joint venture, Curis Newco, Ltd. (“Curis Newco”), with affiliates of Elan Corporation, plc (“Elan”) for the purpose of researching and developing molecules that stimulate the Hedgehog signaling pathway. Curis Newco is focused upon the development of therapeutics targeting certain neurological disorders, particularly Parkinson’s Disease.

Curis Newco incurred aggregate expenses of approximately $1,220,000 during the three months ended September 30, 2002. The Company incurred expenses of approximately $1,211,000 on behalf of Curis Newco during the three months ended September 30, 2002 and recorded a corresponding receivable from Curis Newco at September 30, 2002. In addition, approximately $9,000 in expenses was incurred directly by Neuralab Limited, an affiliate of Elan, on behalf of Curis Newco. The Company’s 80.1% share of Curis Newco’s aggregate expenses for the three-month period ended September 30, 2002 was approximately $977,000 and is presented as “Equity in loss from joint venture” in the Company’s statement of operations.

In addition, the Company is liable to Curis Newco for 80.1% of Curis Newco’s expenses until these expenses have been funded either by the Company or by draw downs under a convertible promissory note agreement (“Note Agreement”) with EPIL. The Company has funded its share of Curis Newco’s expenses through June 30, 2002 by draw downs under the Note Agreement and intends to continue to rely on credit available under the Note Agreement to fund its share of Curis Newco’s expenses. Each draw down under the Note Agreement is contingent upon EPIL’s consent and proceeds from each draw down may only be used to fund the Company’s 80.1% share of Curis Newco expenses. The Company has recorded a payable to Curis Newco at September 30, 2002 of approximately $981,000 representing the Company’s 80.1% share of Curis Newco’s loss for the three month period ended September 30, 2002, net of $8,000 in 2002 Curis Newco expenses that were funded in 2001.

The Company borrowed approximately $1,081,000 and $3,008,000 from EPIL under the Note Agreement during the three- and nine-month periods ended September 30, 2002, respectively. As of September 30, 2002, the Company owed approximately $3,802,000, including approximately $120,000 in capitalized interest, under its promissory note with EPIL.

For the three-month period ended September 30, 2002, the Company recorded a charge to accumulated deficit of $180,000 for the accretion of a mandatory 6% dividend on convertible exchangeable preferred stock issued to Elan International Service (“EIS”), an affiliate of Elan. Such amounts are included in the net loss applicable to common stockholders in the three- and nine-month periods ended September 30, 2002.

7.	Stock Repurchases –

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 755,907 shares through September 30, 2002 at a cost of approximately $604,000.

8.	Forgiveness of Officer Note Receivable –

As part of the Realignment, the Company entered into a severance agreement on January 28, 2002 (the “January Severance Agreement”) with a former executive officer which included (i) severance equal to twelve months salary, (ii) accelerated forgiveness of a $200,000 note (the “1996 Loan”) originally scheduled to be forgiven in 2003 and a payment in an amount equal to any income tax obligations that this individual may incur resulting from such forgiveness, and (iii) forgiveness of principal and interest on a $500,000 note entered into on August 3, 2001 (the “2001 Loan”). Under the terms of the January Severance Agreement, the former executive officer was obligated to reimburse the Company for any taxes payable by the Company upon forgiveness of the 2001 Loan. The principal value of these loans was included in “Notes receivable – Officer”, in either the short- or long-term portion of the Company’s balance sheet at December 31, 2001, as appropriate. In addition, the amortized principal forgiveness and accrued tax obligation of the Company related to the forgiveness of the loans were included in accrued expenses. Accrued taxes on the 2001 Loan were offset by a receivable in the accompanying consolidated balance sheet at December 31, 2001 since taxes were not to be forgiven on the 2001 Loan. The 2001 Loan was to be forgiven upon the former executive officer’s separation from the Company and his execution of a release form. The former executive officer separated from the Company in May 2002, but did not sign the release form.

The Company was required to withhold taxes upon forgiveness of both the 1996 Loan and 2001 Loan. Because the Company was not forgiving taxes on the 2001 Loan, the Company agreed to amend the January Severance Agreement to clarify the repayment obligation. under which the Company would pay the minimum required tax liability on the 2001 Loan in exchange for a reduction in the former executive officer’s severance. There was no substantive difference in the cash obligation to the Company under the January Severance Agreement, as amended. On September 19, 2002, the former executive officer and the Company’s Chief Executive Officer executed the amendment and the loans were forgiven. Accordingly, there are no amounts relating to either the 1996 Loan or the 2001 Loan recorded at the Company’s balance sheet as of September 30, 2002.

9.	New Accounting Standards –

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company was required to adopt SFAS No. 144 on January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company’s financial statements.

10.	Subsequent Events –

a.
Stryker Transaction:    On October 1, 2002, the Company announced the completion of a transaction with Stryker Corporation (“Stryker”), under the terms of which Stryker paid the Company $14,000,000 in cash in exchange for the termination of any future BMP-7 (OP-1) royalty obligations (“Stryker Transaction”). In addition to obtaining immediate receipt of its future BMP-7 (OP-1) royalty stream, the Stryker Transaction allows Curis to reduce future BMP-7 royalties owed Stryker for products in therapeutic indications other than orthopedics and dental. The Company plans to record the $14,000,000 received as revenue during the fourth quarter of 2002.

b.
Aegera Therapeutics, Inc. Collaboration:    Effective January 5, 2001, the Company entered into a license and collaboration agreement with Aegera Therapeutics Inc. (“Aegera”) under which the Company was granted an exclusive worldwide license to Aegera’s skin-derived, adult stem cell technologies. The agreement also provided for a three-year research collaboration under which the Company was obligated to fund six full-time equivalent researchers per year at Aegera dedicated to the agreement at an aggregate cost to the Company of $600,000. Effective October 24, 2002, the Company terminated the research collaboration component of its relationship. This termination will result in decreased expenditures for the Company of $600,000 per year.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Curis, Inc. (the “Company”) is engaged in the discovery of drug targets and the development of therapeutics based upon the pathways used by the body which control proliferation and differentiation and, therefore, tissue formation, maintenance and repair. The Company has identified key regulators responsible for turning on the mechanisms for tissue repair in response to trauma, injury or disease. Independently and in strategic alliances, the Company is focusing its research efforts on identifying and elucidating key regulators of tissue repair having application for diseases such as kidney disease, cancer and neurological disorders, which the Company believes represent large market opportunities that are underserved by current therapeutic alternatives.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition:

Valuation of Long-Lived Assets.    The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure any impairment based on a projected cash flow method. As a result of the adoption of SFAS No. 142, effective January 1, 2002, the Company ceased amortization of goodwill. In lieu of amortization, the Company performed an initial assessment of impairment of its goodwill in 2002, and must perform an impairment review annually thereafter or whenever events or changes in circumstances indicate that the goodwill may be impaired. In accordance with SFAS No. 142, the Company concluded that the decline in its market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 by comparing the Company’s fair value to its net assets, including goodwill. The Company determined its fair value based on quoted market prices adjusted to provide for a control premium. Because the carrying value of the Company’s net assets exceeded the Company’s fair value at June 30, 2002, the goodwill was determined to be impaired. To determine the amount of the impairment charge, the Company calculated its implied goodwill as the difference between the fair value of the Company as a whole and the fair value of the Company’s assets and liabilities. The fair value of the Company’s intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. The Company determined that its implied goodwill was $8,982,000 and recorded a non-cash charge of approximately $64,098,000 to write-down its existing goodwill. This charge is included in operating costs and expenses within the Company’s statements of operations for the nine-month period ended September 30, 2002.

The goodwill impairment analysis involves considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, and projected cash flows of the Company’s in-process research and development programs. The control premium used in determining the Company’s fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisitions. Most of the Company’s research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows was based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing the Company’s in-process technology. All of these estimates involve a significant amount of judgment by the

Company’s management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different implied goodwill and, therefore, could have resulted in a higher or lower goodwill impairment charge.

During the nine-months ended September 30, 2002, the Company recorded impairment charges of property and equipment assets related to the Realignment of approximately $5,337,000. This charge relates to impairment on assets at the Company’s manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts. $4,761,000 of the total impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility.

Revenue recognition.    The Company’s revenue recognition policy is significant because revenue is a key component of the Company’s results of operations. The Company follows detailed guidelines in measuring revenue; however, certain judgments affect the application of its revenue policy. For example, the Company has entered into purchase and sale, product development and target research agreements with Micromet AG, under which the Company has recorded on its balance sheet short- and long-term deferred revenue based on its best estimate of when such revenue will be recognized. A portion of the consideration received from this transaction with Micromet was equity securities and a convertible note. The estimate of deferred revenue includes management’s assessment of the value attributable to the equity securities and realization of the convertible note. Revenue for the upfront payments received from Micromet AG for the sale of technology will be recognized as services are performed over the Company’s estimated performance period under the product development agreement. Additionally, the Company records royalty revenue under its agreements with Stryker. The Company records royalty revenues as Stryker reports sales to the Company and collection of the resulting receivable is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter.

Results of Operations

Quarters Ended September 30, 2002 and September 30, 2001

Revenues

Total revenues decreased by $66,000, or 23%, to $222,000 for the three-month period ended September 30, 2002 from $288,000 for the three-month period ended September 30, 2001. Total revenues for the three-month period ended September 30, 2002 include $181,000 in royalty revenues received from Stryker Corporation (“Stryker”) and $41,000 in revenue recognized under the Company’s strategic alliance with Micromet. Revenues for the three-month period ended September 30, 2001 include $239,000 in revenues received under two National Institute of Standards and Technology (“NIST”) grants and $49,000 in royalty revenues received from Stryker. On October 1, 2002, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $14,000,000 in exchange for the termination of future royalty payments from Stryker to the Company. The Company plans to record the $14,000,000 received as revenue during the fourth quarter of 2002 but will not receive any future royalty revenue from Stryker.

Operating Expenses

Research and development expenses decreased by $4,018,000, or 58%, to $2,884,000 for the three-month period ended September 30, 2002 from $6,902,000 for the three-month period ended September 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of a realignment, announced on February 14, 2002, of the Company’s research and development programs and a re-focusing of its resources on its proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein (BMP) and the Hedgehog (Hh) family of product candidates (the “Realignment”). In addition, the Company’s allocation of research and development expenses to Curis Newco increased to $1,211,000 for the three months ended September 30, 2002 from $852,000 for the three months ended September 30, 2001. The Company’s

80.1% share of these costs is included in “Equity in loss of joint venture” in the Company’s consolidated statement of operations.

Research and development expenses for the three-month period ended September 30, 2002 include the cost of employees involved in research and development of $1,021,000, outside services including medicinal chemistry, consulting and sponsored research collaborations of $698,000, occupancy and depreciation charges of $504,000, lab supplies of $239,000 and legal fees associated with the Company’s intellectual property of $493,000.

Research and development expenses for the three-month period ended September 30, 2001 include the costs of employees involved in research and development of $2,052,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,868,000, lab and clinical trial manufacturing supplies of $955,000, occupancy and depreciation charges of $934,000, and legal fees associated with the Company’s intellectual property of $808,000.

General and administrative expenses decreased by $1,010,000, or 41%, to $1,446,000 for the three-month period ended September 30, 2002 from $2,456,000 for the three-month period ended September 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment. General and administrative expenses for the three-month period ended September 30, 2002 include the costs of employees of $785,000, occupancy and depreciation charges of $171,000, professional service fees and other outside services including legal costs and consultants of $319,000. General and administrative expenses for the three-month period ended September 30, 2001 include the costs of employees of $970,000, occupancy and depreciation charges of $475,000, and professional service fees and other outside services including legal costs and consultants of $855,000.

Stock-based compensation decreased by $1,173,000, or 68%, to $554,000 for the three-month period ended September 30, 2002 from $1,727,000 for the three-month period ended September 30, 2001. The decrease was primarily attributable to the Company’s stock-based compensation expense related to deferred compensation resulting from the July 31, 2000 merger that was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $776,000 for the three-month period ended September 30, 2001.

Amortization of intangible assets decreased by $5,767,000, or 99%, to $60,000 for the three-month period ended September 30, 2002 from $5,827,000 for the three-month period ended September 30, 2001. The decrease was primarily due to the adoption of SFAS 142, which requires companies to stop amortizing goodwill and certain other intangible assets. The Company is currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $5,803,000 was recorded for the three-month period September 30, 2001.

Equity in Loss of Joint Venture

Equity in loss of joint venture decreased by $11,720,000, or 92%, to $977,000 for the three-month period ended September 30, 2002 from $12,697,000 for the three-month period ended September 30, 2001. The equity in loss of joint venture relates to a joint venture between the Company and affiliates of Elan Pharmaceuticals, plc (“Elan”). The decrease is primarily attributable to the Company’s 80.1%, or $12,015,000, share of a one-time $15,000,000 write-off of technology recorded by the joint venture in July 2001. This decrease was offset in part by an increase in the Company’s 80.1% share of the operating loss recorded by the joint venture for the three-month period ended September 30, 2002. The Company anticipates financing its 80.1% share of the development funding of Curis Newco through July 18, 2003 with draw downs, which are subject to Elan’s consent, under the Note Agreement entered into between the Company and Elan Pharma International, Ltd. (“EPIL”).

Other Income, Net

Other income, net decreased by $850,000, or 107%, to a net expense of $54,000 for the three-month period ended September 30, 2002 compared to $796,000 in net other income for the three-month period ended

September 30, 2001. The decrease was mainly attributable to higher interest income for the three-month period ended September 30, 2001 that resulted primarily from a higher available investment balance as compared to the three-month period ended September 30, 2002. Interest income was $234,000 compared to $677,000 for the three-month periods ended September 30, 2002 and 2001, respectively. In addition, the Company recorded approximately $273,000 in other income during the three-month period ended September 30, 2001 relating to changes in the market value of a EURO-denominated note receivable from a collaborative partner. The Company recorded other expense of approximately $41,000 related to this receivable during the three-month period ended September 30, 2002.

Interest expense for the three-month period ended September 30, 2002 was $232,000 compared to $195,000 for the same period in 2001, an increase of $37,000, or 19%. Interest expense increased primarily due to an increase in the debt outstanding to $11,885,000 as of September 30, 2002 from $9,337,000 as of September 30, 2001.

Accretion of Preferred Stock Dividend

Accretion of preferred stock dividend increased by $34,000, or 23%, to $180,000 for the three-month period ended September 30, 2002 from $146,000 for the three-month period ended September 30, 2001. This charge relates to the accretion of a 6% mandatory dividend on convertible exchangeable preferred stock held by an affiliate of Elan. The amounts are included in the net loss applicable to common stockholders for the three-month periods ended September 30, 2002 and 2001.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss applicable to common stockholders of $5,933,000 and for the three-month period ended September 30, 2002 compared to a net loss of $28,672,000 for the three-month period ended September 30, 2001.

Nine-Month Periods Ended September 30, 2002 and September 30, 2001

Revenues

Total revenues decreased by $169,000, or 23%, to $571,000 for the nine-month period ended September 30, 2002 from $740,000 for the nine-month period ended September 30, 2001. Total revenues for the nine-month period ended September 30, 2002 include $388,000 in royalty revenues received from Stryker and $183,000 in revenue recognized under the Company’s strategic alliance with Micromet. Total revenues for the nine-month period ended September 30, 2001 include $661,000 in revenues received under two NIST grants and $79,000 in royalty revenues received from Stryker. On October 1, 2002, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $14,000,000 in exchange for the termination of future royalty payments from Stryker to the Company. The Company plans to record the $14,000,000 received as revenue during the fourth quarter of 2002 but will not receive any future royalty revenue from Stryker.

Operating Expenses

Research and development expenses decreased by $11,281,000, or 49%, to $11,622,000 for the nine-month period ended September 30, 2002 from $22,903,000 for the nine-month period ended September 30, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the Realignment. In addition, the Company’s allocation of research and development expenses to Curis Newco increased to $3,964,000 for the nine months ended September 30, 2002 from $852,000 for the nine months ended September 30, 2001. The Company’s 80.1% share of these costs is included in “Equity in loss of joint venture” in the Company’s consolidated statement of operations.

Research and development expenses for the nine-month period ended September 30, 2002 include the cost of employees involved in research and development of $3,581,000, outside services including medicinal chemistry, consulting, sponsored research collaborations and clinical trials of $2,572,000, occupancy and depreciation charges of $1,777,000, lab supplies of $1,250,000 and legal fees associated with the Company’s intellectual property of $1,720,000.

Research and development expenses for the nine-month period ended September 30, 2001 include the cost of employees involved in research and development of $6,658,000, outside services including clinical trials, medicinal chemistry, consultants and sponsored research collaborations of $7,035,000, occupancy and depreciation charges of $3,226,000, lab and clinical trial manufacturing supplies of $2,842,000 and legal fees associated with the Company’s intellectual property of $1,893,000.

General and administrative expenses decreased by $1,724,000, or 22%, to $5,987,000 for the nine-month period ended September 30, 2002 from $7,711,000 for the nine-month period ended September 30, 2001. General and administrative expenses for the nine-month period ended September 30, 2002 include the cost of employees of $2,381,000, occupancy and depreciation charges of $720,000, legal and professional fees of $1,291,000 and consulting expense of $238,000. General and administrative expenses for the nine-month period ended September 30, 2001 include the cost of employees of $2,825,000, occupancy and depreciation charges of $1,251,000, and professional fees including legal and consulting costs of $2,466,000.

Stock-based compensation decreased by $7,546,000, or 82%, to $1,680,000 for the nine-month period ended September 30, 2002 from $9,226,000 for the nine-month period ended September 30, 2001. The decrease was primarily attributable to the Company’s stock-based compensation expense related to deferred compensation resulting from the Merger that was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $6,220,000 for the nine-month period ended September 30, 2001.

Amortization of intangible assets decreased by $17,294,000, or 99%, to$181,000 for the nine-month period ended September 30, 2002 from $17,475,000 for the nine-month period ended September 30, 2001. The decrease was primarily due to the adoption of SFAS 142, which requires companies to stop amortizing goodwill and certain other intangible assets. The Company is currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $17,410,000 was recorded for the nine-month period ended September 30, 2001.

Impairment charges of property and equipment assets for the nine-month period ended September 30, 2002 of approximately $5,337,000 related to impairment on assets at the Company’s facility at 21 Erie Street in Cambridge, Massachusetts. Total carrying value of assets at the Erie Street Facility before the impairment charge was approximately $5,652,000. The property and equipment assets at the Erie Street Facility were used to support clinical programs that were suspended or terminated as part of the Realignment and have been deemed to be unlikely to be used in the future operations of the Company. $4,761,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the Company’s estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility. The Company does not expect to incur additional impairment on property and equipment related to the realignment in future periods.

Impairment of goodwill for the nine-month period ended September 30, 2002 was $64,098,000. The Company recorded no impairment charge for the nine-month period ended September 30, 2001. In accordance with SFAS No. 142, the Company concluded that the decline in its market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of its goodwill may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. The value of the Company, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of the Company’s intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology.

Realignment expenses of $3,490,000 were recorded in the nine-month period ended September 30, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000. As of September 30, 2002, the Company has expended approximately all of the $3,490,000 in Realignment expenses. The Company did not incur additional expenses related to the

Realignment during the third quarter of 2002 and does not expect to incur additional expenses in future periods.

Equity in Loss of Joint Venture

Equity in Loss of joint venture decreased by $9,480,000, or 75%, to $3,217,000 for the nine-month period ended September 30, 2002 from $12,697,000 for the nine-month period ended September 30, 2001. The equity in loss of joint venture relates to a joint venture between the Company and affiliates of Elan Pharmaceuticals, plc. The decrease is primarily caused by the Company’s 80.1%, or $12,015,000, share of a $15,000,000 write-off of technology recorded by the joint venture in July 2001. This decrease was offset in part by an increase in the Company’s 80.1% share of the operating loss recorded at the joint venture for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The Company anticipates financing its 80.1% share of the development funding of Curis Newco through July 18, 2003 with draw downs, which are subject to Elan’s consent, under the Note Agreement entered into between the Company and EPIL.

Other Income, Net

Other income, net decreased by $3,189,000, or 87%, to $474,000 for the nine-month period ended September 30, 2002 from $3,663,000 for the same period in 2001. The decrease was mainly attributed to a gain of $1,466,000 resulting from the sale of marketable securities during the first quarter of 2001 and higher interest income for the nine-month period ended September 30, 2001 that resulted primarily from a higher available investment balance and higher average investment yields as compared to the nine-month period ended September 30, 2002. Interest income was $849,000 compared to $1,746,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Interest expense for nine-month period ended September 30, 2002 was $690,000 compared to $559,000 for the same period in 2001, an increase of $131,000 or 23%. Interest expense increased primarily due to an increase in the debt outstanding to approximately $11,885,000 as of September 30, 2002 from approximately $9,337,000 as of September 30, 2001.

Accretion of Preferred Stock Dividend

Accretion of preferred stock dividend increased by $397,000, or 272%,to $543,000 for the nine-month period ended September 30, 2002 from $146,000 for the nine-month period ended September 30, 2001. This charge relates to the accretion of a mandatory dividend on convertible exchangeable preferred stock issued to an affiliate of Elan. The amounts are included in the net loss applicable to common stockholders for the nine-month periods ended September 30, 2002 and 2001.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss applicable to common stockholders of $95,109,000 for the nine-month period ended September 30, 2002 compared to a net loss applicable to common stockholders of $65,756,000 for the nine-month period ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company’s principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $29,358,000, including restricted cash and cash equivalents of $4,645,000. The Company has financed its operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 manufacturing rights and facilities to Stryker.

Net cash used for operating activities was $19,101,000 for the nine-month period ended September 30, 2002 as compared to $11,154,000 for the nine-month period ended September 30, 2001. Net cash used in operating activities during the nine-month period ended September 30, 2002 was primarily the result of the Company’s net loss for the period of $94,566,000 partially offset by $73,039,000 in non-cash charges including impairment charges on the Company’s intangible and tangible assets, stock-based compensation, depreciation, amortization and non-cash interest income and expense. The Company’s net loss was further offset by the Company’s equity in loss of joint venture of $3,217,000. The Company used approximately $1,490,000 of operating cash as a result of changes in certain of its asset and liabilities. Net cash used in operating activities during the nine -month period ended September 30, 2001 was primarily the result of the Company’s net loss for the period of $65,610,000 partially offset by $28,859,000 in non-cash charges including stock-based compensation, depreciation, amortization and non-cash interest income and expense. The Company’s net loss was further offset by the Company’s equity in loss of joint venture and by an increase in operating cash of $13,169,000 as a result of changes in certain of its assets and liabilities. The most significant change in the Company’s assets and liabilities related to $12,145,000 recorded as deferred revenue on the Company’s balance sheet that related to consideration received in the Company’s collaboration with Micromet AG.

Net cash used in investing activities was $5,153,000 for the nine-month period ended September 30, 2002 as compared to $1,710,000 in net cash provided by investing activities for the nine-month period ended September 30, 2001. Cash used in investing activities during the nine-month period ended September 30, 2002 was primarily the result of net purchases of marketable securities and investment in restricted cash accounts totaling $4,794,000. Cash provided by investing activities during the nine-month period ended September 30, 2001 was primarily the result of net proceeds from the sale of marketable securities totaling $8,279,000, partially offset by an increase in long-term notes receivable of $3,732,000 related to consideration received in the Company’s collaboration with Micromet AG and by expenditures for property and equipment totaling $1,888,000.

Cash used in financing activities was $2,535,000 for the nine-month period ended September 30, 2002. The cash used in financing activities for the nine-month period ended September 30, 2002 was primarily due to $1,967,000 in net repayments of obligations under capital lease and debt arrangements. Cash provided by financing activities was $5,426,000 for the nine-month period ended September 30, 2001. The cash provided by financing activities for the nine-month period ended September 30, 2001 was due to $4,000,000 of common stock purchased by an affiliate of Elan in connection with the formation of Curis Newco and the issuance of a $2,000,000 convertible subordinated note payable. These amounts were partially offset by $1,205,000 in repayments of obligations under capital lease and debt arrangements.

On August 21, 2002 the Company borrowed approximately $1,081,000 from EPIL under its convertible promissory note arrangement. These funds represented the Company’s funding of its 80.1% portion of Curis Newco expenses in the second quarter of 2002. The Company has drawn down a total of $3,682,000 (excludes accrued interest of $120,000) under the Note Agreement and plans to draw down the remaining $4,328,000 to fund its share of Curis Newco expenses through July 2003. Each draw down by the Company under the convertible promissory note is contingent upon EPIL’s consent and proceeds may only be used to fund the Company’s 80.1% share of Curis Newco expenses.

As of September 30, 2002, the Company had future payments required under contractual obligations and other commitments approximately as follows:

	(amounts in 000’s)
	Remainder of 2002	2003	2004	2005	2006	2007	Total
Debt obligations	$235	$939	$939	$939	$939	$469	$4,460
Convertible subordinated long-term debt(1)	—	—	—	—	2,805	5,347	8,152
Capital lease obligations	374	932	351	—	—	—	1,657
Series A Convertible Exchangeable Preffered Stock(2)	—	—	—	—	—	17,206	17,206
Operating lease obligations	214	794	791	791	1,402	508	4,500
Outside service obligations	963	226	—	—	—	—	1,189
Licensing obligations	113	337	—	—	—	—	450

Total future obligations	$1,899	$3,228	$2,081	$1,730	$5,146	$23,530	$37,614

(1)	- convertible subordinated debt is convertible into either shares of the Company’s common stock or cash at the Company’s option.

(2)
- The Series A Convertible Exchangeable Preferred Stock (“Preferred Stock”) is, at an affiliate of Elan’s option, convertible into the Company’s common stock at any time from July 18, 2004 through July 18, 2007, at $14.12 per share. In addition, the Preferred Stock is exchangeable, at an affiliate of Elan’s option, for non-voting preference shares of Curis Newco originally issued to the Company and representing 30.1% of the aggregate outstanding shares of Curis Newco. To the extent that there is still some portion of the Preferred Stock outstanding as of July 18, 2007, the Company must redeem the Preferred Stock in either (i) cash, (ii) by the issuance of common stock or (iii) any combination of (i) and (ii). The $17,206,000 disclosed in the above table assumes that all of the Preferred Stock is outstanding at July 18, 2007 and is redeemed in cash.

The Company anticipates that existing capital resources, including the $14,000,000 in cash consideration received on October 1, 2002 pursuant to the Stryker Transaction, and amounts to be borrowed under the Note Agreement with EPIL should enable the Company to maintain current and planned operations into the second quarter of 2004. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. The Company’s ability to continue funding planned operations beyond the second quarter of 2004 is dependent upon the success of its collaboration with Elan and its other collaborative arrangements and its ability to raise additional funds through equity or debt financings, or from other sources of financing. The Company’s ability to generate sufficient cash flows depends on a number of factors, including the ability to obtain regulatory approval to market and commercialize products to treat additional indications in major commercial markets. The Company is seeking additional collaborative arrangements and may seek to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of the Company’s significant long-term capital requirements, it intends to raise funds through the sale of debt or equity securities when conditions are favorable, even if the Company does not have an immediate need for additional capital at such time. There can be no assurance that additional financing will be available or that, if available, it will be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to the Company’s stockholders. If substantial additional funding is not available, the Company’s ability to fund research and development and other operations will be significantly affected and, accordingly, the Company’s business will be materially and adversely affected.

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “seeks,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, cash flows, earnings, funding or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant collaborative partners, changes in or an inability to execute on the Company’s current business strategy, uncertainties related to the Company’s ability to raise additional capital, failure or delay in obtaining necessary regulatory approvals, the ability to protect the Company’s intellectual property rights, the ability to manage future indebtedness and liquidity and the ability to compete effectively. For a discussion of these and certain other factors, please refer to Item 1., “Business Risk Factors,” of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No. 0-30347) filed with the Securities and Exchange Commission on March 29, 2002. Please also refer to the Company’s other filings with the Securities and Exchange Commission.

The Company's common stock may be delisted from the NASDAQ National Market. On August 30, 2002, the Company received a deficiency notice from NASDAQ indicating that the Company's common stock had failed to maintain a minimum bid price per share of $1.00 over the previous 30 consecutive trading days and that the Company has until November 29, 2002 to regain compliance with NASDAQ's listing requirements for the National Market. NASDAQ informed the Company that if it fails to demonstrate compliance with the National Market listing requirements on or before November 29, 2002, NASDAQ will provide the Company with written notification that it has determined that the Company does not meet the standards for continued listing, and that the Company's securities are to be delisted. If the Company is unable to do so, the Company's common stock could be delisted from trading on the NASDAQ National Market. The Company may elect an oral or written hearing before the NASDAQ panel at which it would present its plan to achieve and sustain long term compliance with all applicable listing criteria. In the event the panel determines that the Company has presented a definitive plan that will likely enable the Company to achieve and sustain long term compliance, it may grant the Company a conditional listing, known as an exception. Exceptions are of limited duration and often incorporate milestones measuring the Company's progress in regaining compliance. If the panel determines not to grant an exception, the Company will be notified in writing that its securities are being delisted, effective immediately, or that its securities will be transferred to the SmallCap Market. If the Company's common stock were delisted from the NASDAQ National Market, among other things, this could result in a number of negative implications, including reduced liquidity in the common stock as a result of the loss of market efficiencies associated with the NASDAQ National Market and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

Item 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities, generally corporate debt, government securities, insurance annuity contracts or money market funds with an average maturity of less than one year. All marketable securities are considered available for sale. At September 30, 2002, the fair market value of these securities amounted to approximately $12,564,000. At September 30, 2002, net unrealized gains totaling approximately $97,000 were recorded on these investments. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. The Company believes that the realization of losses due to changes in credit spreads is unlikely as the Company expects to hold the debt to maturity. The Company’s investments are primarily investment grade securities and deposits are with investment grade financial institutions. As of September 30, 2002, the Company holds $3,748,000 as an investment in a fixed income mutual fund that holds a small percentage of fund assets in high-yield bonds. The Company does not believe that this provides a material risk of loss of principal since the fund is primarily invested in U.S. Government-backed securities and investment-grade bonds.

As of September 30, 2002, the Company held assets denominated in EUROS on its balance sheet totaling $3,991,000. The underlying assets are expected to have a holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. The Company has not entered into any hedging agreements relating to this risk.

As of September 30, 2002, the Company had approximately $1,630,000 outstanding under fixed-rate capital leases which are not subject to fluctuations in interest rates and approximately $4,476,000 outstanding under a term loan agreement with a variable interest rate, equal to 4.25% at September 30, 2002. In addition, approximately $2,200,000, including accrued interest of $200,000, was outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, approximately $3,802,000, including accrued interest of $120,000, was outstanding under a convertible promissory note with EPIL.

Item 4.    DISCLOSURE CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b)
Changes in internal controls.    There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit Number	Description

10.1	Amendment to Lease, dated August 9, 2002, between the Company and FPRP Moulton LLC.

10.2	Lease Termination Agreement, dated August 15, 2002, between the Company and David E. Clem and David M. Roby, Trustees of 21 Erie Realty Trust.

10.3	Amended and Restated Severance Agreement and Release, dated September 19, 2002, between the Company and Dr. Doros Platika.

10.4	Employment Agreement, dated August 1, 2002, between the Company and Christopher U. Missling.

10.5	Second Amendment to Master Restructuring Agreement, dated October 1, 2002, between the Company and Stryker Corporation.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Date: November 12, 2002	By: /s/ Christopher U. Missling
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Daniel R. Passeri, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Curis, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Daniel R. Passeri
Name: Daniel R. Passeri President and Chief Executive Officer

I, Christopher U. Missling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Curis, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Christopher U. Missling
Name: Christopher U. Missling Senior Vice President and Chief Financial Officer