Form 10-K
period 2002-12-31
CURIS INC
filed 2003-03-14
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30347

CURIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3505116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Moulton Street

Cambridge, Massachusetts 02138

(Address of Principal Executive Offices, Including Zip Code)

617-503-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).    Yes ☐    No ☒

As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $35,142,000 based on the closing sale price of $1.22 of the Registrant’s Common Stock on the NASDAQ National Market on such date.

As of February 28, 2003, 31,720,837 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2003, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year, has been incorporated by reference in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

CURIS, INC.

TABLE OF CONTENTS

Form 10-K

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those projected or assumed in these forward looking statements, including the factors set forth under the caption “Risk Factors” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements and reasons why our results may differ included in this Annual Report are made as of the date hereof, and we disclaim any obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “Curis” shall mean Curis, Inc.

Curis™, Chondrogel™, Vascuject™ and Vascugel™ are our trademarks. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

General

Curis, Inc. is a therapeutic drug development company. Our technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. Our product development approach involves using proteins or small molecules to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used this product development approach to produce several promising preclinical product candidates in the fields of kidney disease, neurological disorders, cancer and hair regrowth.

Our mission is to discover and develop novel therapeutic drugs to treat diseases and disorders for which there are no adequate therapies or for which a new drug would represent a significant advancement over the current therapy. We seek to develop new medicines to improve the overall state of human health while at the same time striving to give our shareholders a substantial return on their investment reflective of the risks associated with pharmaceutical drug development.

In the last quarter of 2002, we announced a significant corporate partnership with Ortho Biotech Products, L.P. (a subsidiary of Johnson & Johnson) and the monetization of our future revenue stream from Stryker Corporation. In addition, we entered into transactions with Amylin Pharmaceuticals, Inc., and ES Cell International Pte, Ltd.

In February of 2002, we completed a realignment of our research and development programs and a re-focusing of our resources on our proprietary signaling pathways, particularly the Bone Morphogenic Protein (BMP) and Hedgehog (Hh) families of product candidates. As part of the realignment, we terminated our cell therapy clinical programs, reduced our workforce by 46 people, incurred cash expenses of $3,490,000 and non-cash expenses of $5,337,000 and terminated a lease on a 50,000 square foot development and manufacturing facility.

In December 2002, we further reduced our workforce by 14 employees for the purpose of reducing our cash burn (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”).

We are organized as a Delaware Corporation, incorporated in 2000. Our principal executive office is located at 61 Moulton Street, Cambridge, Massachusetts, 02138. We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

SIGNALING PATHWAY TECHNOLOGY BACKGROUND

Through our research, we seek an understanding of the biological signaling pathways that the body uses to promote human tissue and organ repair and regeneration and seek to use that understanding to modulate and control those signaling pathways to promote therapeutic benefit.

Each cell in the human body is programmed during the embryonic stage of development to respond to a specific set of signals that regulate its behavior. Signaling pathways deliver messages to cells, which determine how a cell differentiates and also whether it replicates or dies.

The signaling pathways that orchestrate early stages of tissue and organ formation are often the same pathways used by the body in adulthood to maintain physiological balance and to repair and regenerate tissue.

We have used our knowledge of these signaling pathways to build a diverse portfolio of preclinical product candidates in several important therapeutic areas including kidney disease, neurological disorders, cancer and hair regrowth (alopecia).

We have developed a significant intellectual property portfolio in several major signaling pathways, including the Hedgehog pathway and the Bone Morphogenetic Protein, or BMP, pathway. Both of these pathways are prominent regulators of specific tissue and organ formation during development and are used by the body in adulthood to repair and regulate human tissue.

PRODUCT DEVELOPMENT PROGRAMS

We are developing product candidates in several important medical fields where there is substantial therapeutic need that is either unmet or underserved. These product development initiatives (see chart below) either are being pursued using our internal resources or have been partnered with pharmaceutical or biotechnology firms that are able to dedicate additional resources and clinical development expertise. These product development initiatives derive primarily from our substantial intellectual property portfolio in key signaling pathways.

Technology	Primary Indication	Partner	Status
BMP	Kidney Disease	Ortho Biotech (J&J)	Late Preclinical
Hh agonist	Neurological Disorders	Elan Corporation	Mid-Preclinical
Hh antibody	Cancer	Seeking partner	Mid-Preclinical
Hh antagonist	Basal Cell Carcinoma	Seeking partner	Late-Preclinical
Hh agonist	Alopecia	None	Mid-Preclinical
PYY peptide	Obesity	Amylin	Mid-Preclinical
Stem cells	Diabetes	ES Cell	Early-Preclinical

BMP Kidney Disease Program

Over the last several years, we have been developing BMP-7 as a therapeutic compound to halt the progression of chronic kidney failure and to prevent skeletal and blood vessel complications that are associated with chronic kidney disease. This work, which has been conducted in conjunction with academic and medical research laboratories, has demonstrated therapeutic efficacy in numerous animal models of kidney disease.

In November of 2002, we entered into a partnership with Ortho Biotech (a subsidiary of Johnson & Johnson) for the continued development of this kidney disease product candidate. Ortho Biotech is a pharmaceutical company with broad expertise in protein based therapeutic drug development and is an established presence in the kidney disease marketplace. The partnership with Ortho Biotech also targets the development of BMP-based products for the treatment of other medical disorders including stroke and traumatic brain injury. Ortho Biotech will assume all future costs and responsibility for BMP-based product development and we will receive clinical milestone payments and royalties on product sales, if clinical evaluations of any BMP-based products are successful.

Hedgehog Agonist Neurological Disorders Program

We believe that the Hedgehog pathway is essential for the formation of normal nerves in the peripheral nervous system as well as in the central nervous system. Our scientists and collaborators have shown that treatment with a Hedgehog protein accelerates the restoration of nerve function in animal models of nerve trauma and disease thus suggesting potential therapeutic utility in treating certain human neurological disorders, such as Parkinson’s disease, diabetic neuropathies, and others.

Recently, our scientists have developed a series of small molecule Hedgehog agonists that are capable of activating the Hedgehog pathway and fostering tissue repair. Many of these small molecule Hedgehog agonists are orally available and can cross the blood brain barrier, therefore making them attractive product development candidates. Currently, these small molecule Hedgehog agonists are being evaluated in animal models of Parkinson’s Disease, diabetic neuropathy, and other neurological disorders.

The Hedgehog Agonist Neurological Disorders Program is currently being conducted under our joint venture with Elan Corporation.

Hedgehog Antibody Cancer Program

We believe that one of the ways that the Hedgehog protein promotes restoration of tissue function, such as the restoration of nerve function in animal models described above, is by inducing the synthesis of multiple growth factors and angiogenic factors. The growth factors stimulate new tissue formation and the angiogenic factors stimulate new blood vessel growth to nourish the newly formed tissue.

Our scientists have recently discovered that certain cancers appear to be inappropriately expressing high concentrations of Hedgehog protein thereby creating local environments favorable to the rapid growth of cancerous tissue. By utilizing an antibody that blocks the action of Hedgehog protein, our scientists have been able to significantly slow and, in some cases, halt the growth of certain cancers (for example, pancreatic and colon cancers) in animal models of solid tumor growth.

We are currently evaluating other cancers to determine if they are also inappropriately expressing Hedgehog protein and therefore may be target cancers for Hedgehog antibody therapy. We are in discussions with several potential development partners for cancer applications of Hedgehog antibody therapy.

Hedgehog Small Molecule Antagonist Basal Cell Carcinoma Program

Basal Cell Carcinoma (BCC), the most common form of human cancer, is a cancer affecting the skin. Several years ago, it was discovered that almost all forms of BCC are caused by mutations in the Hedgehog receptor complexes, which in turn results in unregulated activation of the Hedgehog pathway. Although it is not typically life threatening, BCC can be significantly disfiguring due to the propensity for tumors to develop in sun accessible sites (such as the face and hands). Currently, treatment for BCC usually involves surgical excision.

Our scientists have discovered small molecule inhibitors of the Hedgehog pathway that in animal models of BCC cause regression of established tumors and prevent development of new tumors. We believe that a drug-based treatment for BCC could have a significant market advantage over current surgical treatment options. We have developed one of the small molecule Hedgehog inhibitors (CUR-61414) to the point of IND acceptance and are now seeking a partner with dermatological clinical expertise to complete the evaluation of human therapeutic safety and efficacy.

We believe that our small molecule Hedgehog antagonists may also have therapeutic potential in the treatment of types of cancer other than BCC. We are currently evaluating this therapeutic possibility for medulloblastoma (the most common malignant brain tumor in children) and other cancers.

Hedgehog Small Molecule Agonist Alopecia Program

Several years ago, our scientists showed that Hedgehog protein could stimulate rapid hair regrowth when implanted under the skin of an animal. More recently, other researchers have shown that the Hedgehog gene when delivered with a virus, can stimulate rapid hair regrowth in animals that had lost hair due to chemotherapy treatment. Our scientists have recently demonstrated that one of our small molecule Hedgehog agonists can induce hair regrowth in an animal model. We are currently evaluating the therapeutic potential of small molecule Hedgehog agonists to promote hair regrowth in other models of age-induced alopecia and chemotherapy-induced alopecia.

Other Programs

PYY Peptide Obesity Program

PYY is a gut peptide that has been shown in animals and humans to suppress appetite and reduce food intake. Several years prior to these results, our scientists working in the field of diabetes filed patent applications on the potential utility of using PYY as a treatment for certain metabolic disorders, including obesity.

In December of 2002, we licensed our PYY patent applications to Amylin in exchange for an up-front fee, milestone payments upon the achievement of certain development objectives, and royalties on potential future product sales. Amylin has extensive development experience with other similar gut peptides. Amylin has exclusive responsibility for expenses related to further development of the PYY compound and has recently announced that it expects to file an IND on PYY for an obesity indication in 2003.

Stem Cells Diabetes Program

For several years, we have been evaluating the potential of using adult-derived stem cells as a therapy to treat diabetes. We successfully demonstrated the “rescue” of diabetic animals using proprietary methods which convert adult stem cells into insulin-producing cells. Recently, we have decided that this program would be best developed by partnering it with a company that specializes in stem cell based therapeutics. In December 2002, we assigned and licensed our patent rights related to the development of cellular therapeutics for the treatment of diabetes to ES Cell in exchange for an up-front fee and an equity position in ES Cell. ES Cell is a Singapore-based company that develops stem cells as therapeutic products for various human disorders. As part of the transaction, ES Cell will assume all responsibility and expense for future development and clinical testing of our diabetes stem-cell technologies.

STRATEGIC ALLIANCES AND LICENSE AGREEMENTS

Our strategy for development and commercialization of products depends upon successful strategic alliances with third parties. We look to strategic alliances as a means to provide us with the requisite capital, as well as the necessary preclinical and clinical development and manufacturing and marketing capabilities to commercialize product candidates produced by our discovery and preclinical programs. In evaluating possible strategic alliances, we consider the following criteria:

•	the technical and commercial resources that a potential partner will commit to our programs;

•	up-front payments in the form of license fees and equity investments;

•	royalties and milestone payments;

•	technology and patent rights; and

•	scientific and development resources.

We may not be able to establish new strategic alliances necessary to develop and commercialize our product candidates and any future arrangements may not be on terms favorable to us. We cannot predict whether current or future strategic alliances will be successful.

We are currently seeking partners for our Hedgehog Antibody Cancer Program and our Hedgehog Small Molecule Antagonist Basal Cell Carcinoma Program. Our current strategic alliances are described below.

Ortho Biotech (a subsidiary of Johnson & Johnson)

We licensed our broad BMP technology portfolio to Ortho Biotech for all non-orthopaedic therapeutic applications in November of 2002 in exchange for a $3,500,000 up-front fee, a series of cash milestones if certain research objectives are achieved including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. If the program progresses successfully through clinical development, we would receive additional milestone payments for the kidney disease related product candidate and milestone payments for the first neurology product candidate. We are unable to disclose additional financial terms of the strategic alliance based on the confidentiality obligation of our agreement with Ortho Biotech. Initial target indications include prevention of bone and blood vessel complications associated with chronic kidney disease and treatments to promote recovery following stroke and brain injury.

Elan Corporation, plc

We formed a joint venture, Curis Newco, Ltd., with affiliates of Elan in July of 2001 for the development of protein and small molecule modulators of the Hedgehog signaling pathway intended for the treatment of neurological disorders including Parkinson’s Disease and diabetic neuropathy. The arrangement with Elan covers the use of both Hedgehog protein and Hedgehog small molecule agonists. Upon formation of Curis Newco, Elan International Services, Ltd. (EIS), an affiliate of Elan, purchased $4,000,000 of our common stock at $7.32 per share. Additionally, Elan Pharma International, Ltd. (EPIL), another affiliate of Elan, agreed to loans, subject to EPIL’s continuing consent, to allow payment for our share of Curis Newco’s operating expenses. Each loan is being made under an $8,010,000 line of credit made available to us by EPIL and is evidenced by a convertible promissory note issued by us. We have funded our share of Curis Newco expenses through September 30, 2002 using the line of credit, which has an outstanding balance of $4,921,000 as of February 28, 2003. Under the terms of the joint venture arrangement, Elan is responsible for a portion of Curis Newco expenses. Future funding of the Curis Newco development program, both in terms of loans and direct reimbursement of expenses, is contingent upon various factors, including consent by EPIL to continued loans and consensus between the parties on future development plans.

Amylin Pharmaceuticals

In December of 2002, we licensed our PYY patent applications to Amylin Pharmaceuticals in exchange for an up-front fee, milestone payments if specified research objectives are achieved, and a royalty on potential future product sales. Amylin has sole responsibility for all further development of the PYY compound and has recently announced that it may file an IND on PYY for an obesity indication in 2003.

ES Cell International Pte Ltd.

In December of 2002, we assigned and licensed our patent rights related to the development of cellular therapeutics for the treatment of diabetes to ES Cell International Pte, Ltd. in exchange for an up-front fee and an equity position in ES Cell. As part of the overall transaction, ES Cell will assume all responsibility for future development and clinical testing of our diabetes stem-cell technologies, including funding all costs of six of our scientists through December 17, 2003.

Micromet AG

In 2001, we entered into three agreements with Micromet AG including (i) a purchase and sale agreement pursuant to which we assigned our single-chain-polypeptide technology to Micromet in exchange for certain consideration, (ii) a product development agreement and (iii) a target research and license agreement. Under these agreements, we are entitled to receive royalties on Micromet’s revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement, and access to other technologies. The product development agreement provides us with the right, but not the obligation, to jointly fund research to develop antibodies against up to four potential targets through the proof of principle stage. We will also have the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of phase I clinical trials.

Academic Collaborations

We have relationships with a number of academic institutions and investigators that are focused on areas of interest to us, including morphogenic proteins and tissue repair and regeneration in certain disease models. In these collaborations, we seek to expand our scientific knowledge concerning internal research programs as well as the activities and characteristics of various proteins and small molecules under development by our scientists. The academic collaborators are not our employees. As a result, we have limited control over their activities and limited amounts of their time are dedicated to our projects. From time to time, academic collaborators have relationships with other commercial entities, some of which may be competitors of ours. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements that provide for confidentiality of our proprietary technology and results of studies. We seek to obtain exclusive rights to license developments that may result from these studies, however, there is no guarantee that such licenses can be obtained or that any associated royalties will permit effective commercialization of such developments.

Competition

The product candidates that we are developing would compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics is particularly intense and includes many large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology and medical device firms. Many of these companies have extensive financial, marketing and human resource capacities, which may result in significant competitive advantages. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing products on a large scale, which may enhance their competitive position. In addition to competing with pharmaceutical, biotechnology and medical device companies, the products we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies which are competitive with our products and technologies.

The technology underlying the development of human therapeutic products is expected to continue to undergo rapid and significant advancement and change. In the future, our technological and commercial success will be based on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

The timing of a product’s introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, we believe the relative speed with which we or our collaborative partners can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of a product will have an important impact on our competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. If research and development by others renders any of our products obsolete or noncompetitive, then our potential for success and profitability may be adversely affected.

Research in the field of signaling pathways is highly competitive. Competitors include, among others, Amgen, Inc., Chiron Corporation, Exelixis, Inc., Genentech, Inc., Geron Corporation, and Regeneron Corporation, as well as other private companies and major pharmaceutical companies. We also compete with universities and other research institutions, including those receiving federal government funding. Our competitors may discover, characterize and develop important inducing molecules or genes before we do, which could have a material adverse effect on any of our related research programs.

We rely on or will rely on our strategic partners for support in our disease research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic partners are conducting multiple product development efforts within each disease area that is the subject of our strategic alliance with them. Our strategic alliance agreements may not restrict the strategic partner from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a product candidate under development by a strategic partner.

Patents and Proprietary Rights

Our ability to commercialize products and compete effectively with other companies will depend, in part, on our ability to maintain proprietary rights to our products and technology. We currently own or have rights to approximately 153 issued and 139 pending patent applications in the United States and have foreign counterpart patent filings for most of these patents and patent applications. These patents and patent applications are directed to compositions of matter, methods of making and using these compositions, methods of repairing, replacing, augmenting and creating tissue for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents relating to our proprietary technologies. The patent positions of pharmaceutical, biopharmaceutical, and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our pending patent applications may not result in issued patents and we may not successfully develop additional proprietary technologies or products that are patentable. Furthermore, our patents or those of our collaborative partners may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties. The patents of others could have an adverse effect on our ability to conduct our business.

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

Although we pursue patent protection for our technology, significant legal issues remain as to the extent to which patent protection may be afforded in the field of biotechnology, in both the United States and foreign countries. Furthermore, the scope of protection has not yet been broadly tested. Therefore, we also rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Disclosure of our know-how is generally protected under confidentiality agreements. We do not know, however, whether all of our confidentiality agreements will be honored. Moreover, third parties could develop equivalent technology independently, and disputes could also arise as to the ownership of technical information or wrongful disclosure of our trade secrets.

Our academic and research institution collaborators have certain rights to publish data and information regarding their discoveries to which we have rights. While we believe that the limitations on publication of data developed by our collaborators pursuant to our collaboration agreements will be sufficient to permit us to apply for patent protection in the areas in which we are interested in pursuing further research, there is considerable pressure on such institutions to publish discoveries in the genetics and genomics fields. Any such publication could affect our ability to obtain patent protection in the areas in which we may have an interest.

We are party to various license agreements that give us rights to commercialize various technologies and to use technologies in our research and development processes. The consideration payable in exchange for these licenses include up-front fees, issuances of shares of common stock, annual royalties, milestone payments and running royalties on net sales by us and our sub-licensees. The licensors may terminate these agreements if we fail to meet certain diligence requirements, fail to make payments or otherwise commit a material breach that is not cured after notice.

Others may have filed, and in the future are likely to file, patent applications covering molecules, genes or gene products that are similar or identical to our technologies or products. These third party patent applications may have priority over patent applications filed by us. Any legal action against us or our strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our strategic alliance partners to obtain a license in order to continue to manufacture or market the affected products and processes. We or our strategic alliance partners may not prevail in any such action and any license required under any such patent may not be made available upon commercially acceptable terms, or at all. Litigation, which could result in substantial costs to us, may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us.

Manufacturing

We have no experience or capabilities in large-scale commercial manufacturing of protein and small molecule products. We do not currently have any commercial manufacturing operations in-house and do not have a qualified cGMP commercial manufacturing facility for any of our products. We have no current plans to develop manufacturing capability and instead plan to rely on our corporate partners or subcontractors to manufacture products.

Sales and Marketing

We have no sales, marketing and distribution experience or infrastructure and we have no current plans to develop a sales, marketing and distribution capability. We plan to rely on our corporate partners for product sales, marketing and distribution.

Regulatory Matters

Regulation by governmental agencies in the United States and other countries is a significant factor in the clinical evaluation and licensing of our product candidates as well as in the development and research of new products. All of our product candidates currently under development will require regulatory approval by the FDA under the Food, Drug, and Cosmetic Act, as drugs or devices, or under the Public Health Service Act, as biologicals, before they can be marketed in the United States and by similar foreign governmental agencies before they can be marketed outside the United States. Regardless of the classifications assigned to our product candidates, all human diagnostic and therapeutic products are subject to rigorous testing to demonstrate their safety and efficacy. Generally, considerable time and expense are required to demonstrate safety and efficacy for use in humans of a new product candidate. This process includes the time and expense of designing acceptable clinical trials, enrolling patients, and clinically evaluating the safety and efficacy data resulting from the clinical trials. Moreover, even after extensive preclinical testing, unanticipated side effects can arise during clinical trials and in the course of related or unrelated research (within or outside our control) that can halt or substantially delay the regulatory process. Seeking and obtaining regulatory approval for a new therapeutic or diagnostic product candidate is likely to take several years and require the expenditure of substantial resources. We cannot predict whether any product candidate that enters preclinical or clinical development will be approved for sale by the FDA or any other regulatory authorities.

Products like ours developed through genetic engineering are relatively new, and therefore may become the subject of increased regulation, as genetically engineered products become more common. The federal government oversees certain recombinant DNA research activity through the National Institutes of Health (NIH) Guidelines for Research Involving Recombinant DNA Molecules, known as the NIH Guidelines. We believe that our activities comply with the NIH Guidelines. Discussions have been underway since 1996 between the NIH and the FDA regarding alternative models for regulation of recombinant DNA research and the products resulting from such research, and the appropriateness of any continued NIH role. It is not possible to predict the effect of such potential regulatory changes on our business or our potential competitors.

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

Pharmaceutical and Biological Products

We expect that certain of our product candidates will be regulated by the FDA or other regulatory authorities as pharmaceuticals or biologicals. In the United States, the regulatory approval process for pharmaceutical and biological products intended for therapeutic use in humans involves several phases. Similar requirements are imposed by the regulatory authorities in other major market countries.

Clinical testing to demonstrate safety and efficacy of a product candidate usually occurs in three phases:

•	phase I clinical trials test the safety and tolerance of the product candidate with a small group of subjects and may also yield preliminary information about the efficacy and dosage levels of the product;

•	phase II clinical trials test efficacy, determine optimal dosage and identify possible side effects in a larger patient group; and

•	phase III clinical trials continue to test for efficacy and safety in an expanded patient group.

After product approval, the FDA may request or require an additional phase (phase IV) of clinical studies to provide further information on safety and/or efficacy.

Employees

As of February 28, 2003, we had 64 full time employees, of whom 38 hold Ph.D. or other advanced degrees. 45 of these employees are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

We have three facilities which are located at 25, 45 and 61 Moulton Street in Cambridge, Massachusetts and which consist of 1,526, 35,095 and 17,800 square feet, respectively. All of these facilities are leased until April 2007. We have sublet approximately 5,300 square feet at our 45 Moulton Street location for a period of 30 months beginning March 1, 2002. In addition, we have sublet 11,980 square feet at our 61 Moulton Street location for an initial term of 24 months beginning on August 15, 2002, with an option, at the subtenant’s discretion, to extend the term for an additional two years and eight months. We currently use all of our available space, other than that which we have subleased, to conduct our research and development initiatives and to manage the administrative aspects of our business. We believe that our facilities will be adequate through at least the end of 2003.

ITEM 3.    LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party or of which our property is the subject. To our knowledge, no material legal proceeding is being contemplated by any third party or governmental authority.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri	42	President and Chief Executive Officer

Christopher U. Missling, Ph.D.	37	Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer

Lee L. Rubin, Ph.D.	52	Senior Vice President of Research and Chief Scientific Officer

Mark W. Noel	44	Vice President, Technology Management and Business Development

Mary Elizabeth Potthoff, Esq.	49	Vice President, General Counsel

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

Christopher U. Missling, Ph.D.

Dr. Missling has served as Senior Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company since August 2002. From November 2001 to August 2002, Dr. Missling was employed by Axaron Bioscience AG, a genomics biotechnology company, where he served as Chief Financial Officer. From October 2001 to January 2002, Dr. Missling was employed by Aventis SA, a leading pharmaceutical company, as Head of Financial Planning, with responsibility for financial modeling and determining investment valuations. From July 1997 to December 1999, Dr. Missling was employed by Hoechst AG, a pharmaceutical company, most recently as Head of Financial Planning. Dr. Missling received his MBA from the Kellogg Graduate School of Management at WHU and Northwestern University, with a focus on partnership valuations in the biotechnology and pharmaceutical industries, and his Ph.D., summa cum laude, and MSc from Ludwig-Maximilians-University in Munich.

Lee L. Rubin, Ph.D.

Dr. Rubin has served as Senior Vice President of Research and Chief Scientific Officer of the Company since September 2000 and prior to that as Vice President of Research of the Company since March 2000. From October 1997 to March 2000, Dr. Rubin was employed by Ontogeny as Vice President of Research. Prior to joining Ontogeny,

Dr. Rubin spent six years at Eisai London Laboratories at University College London, where he served as Director and Professor of Neurobiology. Prior to that, Dr. Rubin worked for four years with Athena NeuroSciences, Inc., where he served as senior scientist and head of the blood-brain barrier program. Dr. Rubin completed his Ph.D. at Rockefeller University and his B.A. at Cornell University.

Mark W. Noel

Mr. Noel has served as Vice President, Technology Management and Business Developmentof the Company since March 2001. From March 2000 to February 2001, Mr. Noel was employed by GeneLogic Inc., a biotechnology company, as Vice President of Customer Relations. From January 1998 to February 2000, Mr. Noel was employed by GeneLogic as Senior Director of Program Management. From December 1993 to January 1998, Mr. Noel was employed by the National Cancer Institute’s Office of Technology Development (now the Technology Transfer Branch of the NCI Office of Technology and Industrial Relations), where from July 1997 to January 1998, he served as Acting Deputy Director. From February 1989 to November 1993, Mr. Noel worked as a patent agent in the Patent, Trademark and Regulatory Affairs Department of Gist Brocades NV (Delft, the Netherlands). Mr. Noel completed his B.S. at the University of Maryland.

Mary Elizabeth Potthoff, Esq.

Ms. Potthoff has served as Vice President, General Counsel and Assistant Secretary of the Company since August 2002. From August 1999 to April 2002, Ms. Potthoff was Vice President, General Counsel and Corporate Secretary at Wheelhouse Corporation, an internet marketing service provider. From July 1994 to August 1999, Ms. Potthoff was Vice President, General Counsel and Corporate Secretary at Shiva Corporation, a technology company focused on virtual private networks and internet security. From July 1989 to July 1994, Ms. Potthoff was Senior Corporate Counsel at Bytex Corporation, a technology company focused on network security. Ms. Potthoff received her J.D., cum laude, from Suffolk University, an M.B.A. from Providence College, and a B.A. from the State University of New York.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS

                   MATTERS

Our Common Stock was first traded on the NASDAQ National Market on August 1, 2000. Our trading symbol is CRIS. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our Common Stock as reported on the NASDAQ National Market:

Fiscal Year 2001	Curis Common Stock
First Quarter	$13.00	$3.25
Second Quarter	$6.90	$3.00
Third Quarter	$7.00	$3.01
Fourth Quarter	$5.75	$3.25

Fiscal Year 2002
First Quarter	$5.68	$1.96
Second Quarter	$2.24	$1.00
Third Quarter	$1.37	$0.51
Fourth Quarter	$1.28	$0.50

There were 324 holders of record of our Common Stock as of February 28, 2003. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our Common Stock are held by depositories, brokers or other nominees.

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

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below have been derived from our consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development contracts and government grants	$245	$968	$997	$3,160	$10,419
License fees and royalties	18,146	119	26	52	10

Total revenues	18,391	1,087	1,023	3,212	10,429

Costs and expenses:
Research and development (A)	14,058	29,072	17,424	10,435	24,856
General and administrative (A)	8,160	10,493	9,330	5,524	6,946
Stock-based compensation (A)	2,160	10,358	16,628	64	322
Amortization of and impairment charged related to intangible assets	474	23,339	14,451	808	207
Loss of property and equipment	5,337	—	204	—	—
Impairment of goodwill	64,098	—	—	—	—
Restructuring expenses	3,490	—	—	—	—
In-process research and development	—	—	294,800	—	—
1999 reorganization and 1998 sale of manufacturing operations	—	—	(38)	256	1,362

Total costs and expenses	97,777	73,262	352,799	17,087	33,693

Loss from operations	(79,386)	(72,175)	(351,776)	(13,875)	(23,264)

Equity in loss from joint venture	(4,311)	(13,453)	—	—	—
Other income (expense)
Interest and other income	2,329	4,548	1,906	1,926	2,196
Interest expense	(947)	(784)	(481)	(161)	(327)

Total other income (expense)	1,382	3,764	1,425	1,765	1,869

Net loss	(82,315)	(81,864)	(350,351)	(12,110)	(21,395)
Accretion and repurchase costs on Series 1998/A Preferred Stock	—	—	—	(2,395)	(987)

Accretion of Series A Redeemable Preferred Stock	(723)	(326)	—	—	—

Net loss applicable to common stockholders	$(83,038)	$(82,190)	$(350,351)	$(14,505)	$(22,382)

Basic and diluted net loss per common share	$(2.57)	$(2.58)	$(19.80)	$(1.36)	$(2.22)

Weighted average common shares used for basic and diluted net loss computation	32,267	31,859	17,694	10,682	10,102

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$1,222	$6,156	$8,358	$—	$—
General and administrative	938	4,202	8,270	64	322

Total stock-based compensation	$2,160	$10,358	$16,628	$64	$322

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,573	$52,107	$75,799	$21,371	$57,935
Restricted cash equivalents.	4,403
Working capital	35,100	42,848	67,364	17,116	49,613
Total assets	62,442	144,756	182,682	28,892	66,164
Debt and lease obligations, net of current portion	3,424	4,951	4,155	1,009	713
Convertible notes payable	6,885	2,507	—	—	—
Series A Convertible/Exchangeable Preferred Stock	13,064	12,341	—	—	—
Series 1998/A Preferred Stock	—	—	—	—	23,053
Accumulated deficit	(637,174)	(554,136)	(471,946)	(121,595)	(109,485)
Total stockholders’ equity	18,542	101,020	168,814	23,422	33,105

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our financial statements and notes included elsewhere in this Report.

Overview

Curis is a therapeutic drug development company. Our technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. Our product development approach involves using proteins or small molecules to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they excessive. We have successfully used this product development approach to produce several promising drug product candidates in the fields of kidney disease, neurological disorders, cancer and hair regrowth.

Our mission is to discover and develop novel therapeutic drugs to treat diseases and disorders for which there are no adequate therapies or for which a new drug would represent a significant advancement over the current therapy. We seek new medicines to improve the overall state of human health while at the same time striving to give our shareholders a return on their investment reflective of the risks associated with pharmaceutical drug development.

In February of 2002, we completed a realignment of our research and development programs and a re-focusing of our resources on our proprietary signaling pathways, particularly the Bone Morphogenic Protein (BMP) and Hedgehog (Hh) families of product candidates. As part of the realignment, we terminated our cell therapy clinical programs, reduced our workforce by 46 people, incurred cash expenses of $3,490,000 and non-cash expenses of $5,337,000 and terminated a lease on a 50,000 square foot development and manufacturing facility. In December 2002, we further reduced our workforce by 14 employees for the purpose of reducing our cash burn.

Since completing the realignment of our business in 2002, we are now seeking to maximize the potential returns on our remaining assets, particularly in regulatory signaling pathways. Because we are a small company with limited human and financial resources, we believe that the best way to advance many of our scientific programs is through the establishment of corporate collaborations with pharmaceutical or biotechnology companies that possess the financial resources and/or specific areas of expertise (i.e., clinical and regulatory development) to push product candidates toward commercialization. We have recently completed business transactions with Ortho Biotech, ES Cell, and Amylin relating to our BMP, diabetes cellular therapy and PYY peptide technologies, respectively. In 2001, we entered into collaborations with Elan and Micromet relating to the Hedgehog signaling pathway for neurological indications and our single chain antibody technologies, respectively. In the future, we plan to continue to seek corporate partners for certain technologies including our Hedgehog Antibody Cancer Program and our Hedgehog Small Molecule Antagonist Basal Cell Carcinoma Program, however, we may not be successful in our efforts to enter into new partnerships, and our existing partnerships may not successful. Even though we are seeking partners to help develop some of our technologies, we expect to select at least one program in 2003 that we will develop further on our own. Our selection of a program will be based on a number of factors including the time, expense and complexity of clinical trials that we estimate will be required for approval. We are considering whether the Hedgehog Small Molecule Agonist Alopecia Program may be a good program to develop further without a partner.

Strategic Alliances

To date, our research and development contract and license fee revenues have been generated from agreements with collaborative partners. Over the next few years, we anticipate deriving most of our revenues from existing collaboration and additional collaboration agreements which we may enter into in the future. We may not be able to find suitable partners willing to form collaborations on terms we consider acceptable, or at all. Failure to form such collaborations would adversely affect our future research and development contract revenues.

On October 1, 2002, we completed a transaction with Stryker, under the terms of which Stryker paid us $14,000,000 in cash in exchange for the termination of Stryker’s future BMP-7 (OP-1) royalty obligations. In addition to this cash payment of the estimated net present value of our potential BMP-7 (OP-1) royalty stream, this transaction allowed us to reduce future BMP-7 royalties that we would owe to Stryker for products sold in therapeutic indications other than orthopedics and dental, if any sales ever occur. We recorded the $14,000,000 cash payment as revenue during the fourth quarter of 2002. We will receive no future royalties or payments of any other kind from Stryker as a result of this transaction.

Since January of 2002, we have entered into three collaborations, including (i) a license agreement with Ortho Biotech involving our broad BMP portfolio for all non-orthopaedic therapeutic applications, (ii) a license agreement with Amylin for our PYY patent applications, and (iii) assignment and license agreements with ES Cell related to our patent rights for the development of cellular therapeutics for the treatment of diabetes. In addition, in an effort to increase our focus on signaling pathway technologies and to reduce our cash burn rate, we terminated a sponsored research agreement with Aegera Therapeutics, Inc. under which we were obligated to fund Aegera scientists at a rate of $600,000 per year. The Aegera collaboration was established in January 2001 and involved research in skin derived, adult stem cell technologies.

We were awarded $4,000,000 of government grants from the National Institute of Standards and Technology (NIST). These grants were to be received over the period ending on December 31, 2003. We discontinued our work on the programs covered by these NIST grants as part of our business realignment. As a result, on April 15, 2002, these awards were terminated.

Future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the outcome of other product candidates currently in our research and development pipeline. We cannot be sure of either the timing and amount of these payments or the likelihood of successful outcomes for products currently in our pipeline. We have never been profitable and we expect to incur additional operating losses in the next several years. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations and the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources should enable us to maintain current and planned operations into the first quarter of 2005.

Critical Accounting Policies

In December of 2001, the Securities and Exchange Commission requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are fully described in Note 4 to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical:

Long-Lived Assets.    Long-lived assets consist of goodwill, a long-term note receivable from Micromet, equity securities held in certain of our strategic alliance partners, capitalized patent costs, and long-term deposits. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it were determined that the carrying value of intangible or long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method. As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill. In lieu of amortization, we performed an initial assessment of impairment of our goodwill in the first quarter of 2002. This initial assessment involved comparing the fair value of the Company to the net assets of the Company. We determined our fair value based on quoted market prices adjusted to provide for a control premium. The fair value of the Company was in excess of the Company’s net assets and, therefore, we concluded that our goodwill was not impaired. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill might be impaired. As a result, we conducted an impairment assessment as required under SFAS No. 142 by comparing our fair value to our net assets, including goodwill, as of June 30, 2002. Because the carrying value of our net assets exceeded our fair value at June 30, 2002, we determined that our goodwill had been impaired. To determine the amount of the impairment charge, we calculated our implied goodwill as the difference between our fair value and the fair value of our assets and liabilities. The fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. Based on this valuation, we determined that our implied goodwill was $8,982,000 and we recorded a non-cash charge of approximately $64,098,000 to write-down our existing goodwill. This charge is included in operating costs and expenses within our statements of operations for the year ended December 31, 2002.

The goodwill impairment analysis involves considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, and projected cash flows of our in-process research and development programs. The control premium used in determining our fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisitions. Most of our research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows was based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing our in-process technology. All of these estimates involve a significant amount of judgment by our management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different results in our transitional impairment assessment conducted as of January 1, 2002 and in our impairment assessment conducted in the second quarter of 2002. Had we used a significantly lower control premium in determining the fair value of the Company, our transitional impairment analysis could have indicated that goodwill was impaired at January 1, 2002. In addition, using different estimated cash flows or discount rates in determining our implied goodwill in the second quarter of 2002 could have resulted in a higher or lower goodwill impairment charge.

During the year ended December 31, 2002, we recorded impairment charges of property and equipment assets related to our business realignment of approximately $5,337,000. These charges relate to impairment on assets at our former manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts. $4,761,000 of the total impairment charge relates to the write-off of tenant improvements made to the Erie Street facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining charge of $576,000 was to write-down equipment to its estimated salvage value. The amount we received from the sale of these assets was not significantly different from the originally estimated fair value.

During the third quarter of the year ended December 31, 2000, we recorded an impairment charge of approximately $4,611,000 to reduce the carrying value of patents determined not to be beneficial or not expected to be utilized in future operations and which have no alternative future use.

Revenue recognition.    Our revenue recognition policy is critical because revenue is a key component of our results of operations. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition. In accordance with SAB No. 101, we recognize revenue related to research activities as they are performed, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and we have no other performance obligations. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. The percentage of services performed is based on the ratio of the number of direct labor hours performed to date to total direct labor hours that we are obligated to perform under the related contract, as determined on a full-time equivalent basis. The remainder, if any, will be recognized proportionately as the remaining services are performed. For the year ended December 31, 2002, we recognized $245,000 of revenues relating to research and development services performed under our corporate collaboration agreements. We have not recognized any revenue under such agreements during the years ended December 31, 2001 and 2000. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized during the year ended December 31, 2003 are classified as long-term deferred revenue. As of December 31, 2002, we have recorded long-term deferred revenue of approximately $11,962,000 related to the Micromet (see Note 11(d) to our Consolidated Financial Statements) multiple element arrangement and short-term revenue of approximately $192,000 related to our collaboration with ES Cell (see Note 11(e) to our Consolidated Financial Statements).

Government grant revenues consist of grant awards from the Department of Health and Human Services and the NIST (see Note 10). Revenue is recognized under government grants as the services are provided and payment is assured under the terms of the grant.

We follow detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, we entered into purchase and sale, product development and target research agreements with Micromet, under which we recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. A portion of the consideration received from this transaction with Micromet was equity securities and a convertible note. The estimate of deferred revenue includes management’s assessment of the value attributable to the equity securities and realization of the convertible note. The up-front payments received from Micromet for the sale of technology will be recognized as revenue as services are performed over our estimated performance period under the product development agreement. To date, $183,000 has been recognized as revenue.

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 which contain accounting policies and other disclosures required by generally accepted accounting policies.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the collectibility of receivables, the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates. Examples of some of our significant estimates are as follows:

Valuation of investments in privately-held companies.    We have investments in Aegera Therapeutics, Inc., Micromet and ES Cell of $167,000, $686,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our Consolidated Balance Sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly-traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We considered available information in estimating the fair value of these investments and, as of December 31, 2002, believe that the fair value of these investments is not less than their carrying value. However, if the financial condition or results of these companies declines significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other-than-temporary.

Collectibility of long-term note receivable.    As of December 31, 2002, we have a note receivable from Micromet totaling $4,663,000, including accrued interest of $398,000. This amount is presented as “Deposits and other assets” in our Consolidated Balance Sheets. Payment of this note is not due until the earlier of the closing of an initial public offering by Micromet or June 30, 2005. As of December 31, 2002, we believe this note is fully collectible and, therefore, we have not recorded a reserve against this balance. If Micromet’s financial condition declines, some or all of this note could become uncollectible and, as a result, we would have to record a reserve for some or all of the note.

Timing of Deferred Revenue Recognition.    The Company has recorded short-term deferred revenue of $192,000 and long-term deferred revenue of $11,962,000 as of December 31, 2002. Short-term deferred revenue consists of amounts not expected to be recognized as revenue during the year ended December 31, 2003. However, this estimate is based on the Company’s current operating plan as of December 31, 2002. If this operating plan should change during 2003, a different amount of deferred revenue may be recognized by the Company for the year ended December 31, 2003.

Results of Operations

On July 31, 2000, Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. merged with and into Curis pursuant to an Agreement and Plan of Merger dated as of February 14, 2000. As a result of the merger, the consolidated statement of operations data for the year ended December 31, 2000 include the operating results of Creative for the seven months ended July 31, 2000 and our operating results, comprising the combined operations of Creative, Ontogeny and Reprogenesis, for the five months ended December 31, 2000. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 include only our operating expenses for such periods. Accordingly, comparisons of operating expenses between the 2001 and the 2000 periods presented below may not prove to be meaningful. Additionally, in the year ended December 31, 2000, we and Creative incurred significant non-cash charges associated with the merger and cash expenses for merger related fees and expenses.

Years Ended December 31, 2002 and 2001

Revenues

Total revenues for the year ended December 31, 2002 were $18,391,000 as compared to $1,087,000 for the year ended December 31, 2001. The increase in revenues was primarily attributable to the consummation in 2002 of various corporate collaboration transactions. Research and development contract and government grant revenue decreased by $723,000, or 75%, to $245,000 for the year ended December 31, 2002 compared to a

$968,000 for the year ended December 31, 2001. The research and development contract and government grant revenue for the year ended December 31, 2002 was derived entirely from revenue recognized under corporate collaborations. For the year ended December 31, 2001, this revenue was derived solely from government grants.

License fees and royalty revenue increased by $18,027,000, to $18,146,000 for the year ended December 31, 2002 as compared to $119,000 for the year ended December 31, 2001. The increase was primarily due to the recognition of revenue upon the completion of various transactions in 2002 including (i) $14,000,000 in revenue recognized under a transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1, (ii) $3,500,000 in revenue recognized from an up-front payment received by us in connection with the licensing of certain of our BMP technology to Ortho Biotech, a member of the Johnson & Johnson family of companies, and (iii) $258,000 recognized under other transactions completed in 2002. In addition, royalty revenue received in 2002 from Stryker on sales of OP-1 increased by $268,000 to $387,000 for the year ended December 31, 2002 as compared to $119,000 for the year ended December 31, 2001. As part of the Stryker transaction, we will receive no future royalties on sales by Stryker of OP-1.

Operating Expenses

Research and development expenses decreased 52% to $14,058,000 for the year ended December 31, 2002 from $29,072,000 for the year ended December 31, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of the February 2002 realignment of our research and development programs and a re-focusing of our resources on our proprietary signaling pathways and stem cell technologies, including the Bone Morphogenic Protein and the Hedgehog family of product candidates. In addition, our allocation of research and development expenses to Curis Newco increased to $5,263,000 for the year ended December 31, 2002 from $1,774,000 for the year ended December 31, 2001. Our 80.1% share of these costs is included in “Equity in loss from joint venture” in our Consolidated Statement of Operations and Comprehensive Loss.

Research and development expenses for the year ended December 31, 2002 include the cost of employees involved in research and development of $4,528,000, outside services including medicinal chemistry, consulting and sponsored research collaborations of $3,059,000, occupancy and depreciation charges of $2,058,000, lab supplies of $1,514,000 and legal fees associated with our intellectual property of $1,996,000. Research and development expenses for the year ended December 31, 2002 are net of $5,263,000 in expenses that were charged by us to Curis Newco, however, 80.1% of these costs are included as part of “Equity in loss from joint venture” in our Consolidated Statement of Operations and Comprehensive Loss.

Research and development expenses for the year ended December 31, 2001 include the cost of employees involved in research and development of $8,337,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $8,532,000, occupancy and depreciation charges of $4,291,000, lab and clinical trial manufacturing supplies of $3,630,000 and legal fees associated with our intellectual property of $2,427,000. Research and development expenses for the year ended December 31, 2001 are net of $1,774,000 in expenses that were charged by us to Curis Newco. However, 80.1% of these costs are included as part of “Equity in loss from joint venture” in our Consolidated Statement of Operations and Comprehensive Loss.

General and administrative expenses decreased 22% to $8,160,000 for the year ended December 31, 2002 from $10,493,000 for the year ended December 31, 2001. The decrease was primarily due to a reduction in ongoing operating costs as a result of our business realignment.

General and administrative expenses for the year ended December 31, 2002 include the costs of employees of $3,689,000, occupancy and depreciation charges of $889,000, professional service fees and other outside services including legal costs and consultants of $1,548,000, and a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative of $686,000. This charge is based on the total book value of the notes receivable less the underlying value of our common stock that secures the notes receivable. The book value of these notes receivable was $1,338,000 and $1,292,000 as of December 31, 2002 and 2001, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheets. The reserve on the notes receivable was $1,194,000 and $508,000 as of December 31, 2002 and 2001, and is included as part of “Accrued Liabilities” in our Consolidated Balance Sheets.

General and administrative expenses for the year ended December 31, 2001 include the costs of employees of $3,978,000, occupancy and depreciation charges of $1,545,000, professional service fees and other outside services including legal costs and consultants of $2,617,000, and a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative of $508,000. This charge is based on the total book value of the outstanding obligation due from the former Creative officers less the underlying value of our common stock that secures the notes receivable. The book value of the notes receivable was $1,292,000 as of December 31, 2001, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $508,000 as of December 31, 2001, and is included in “Accrued Liabilities” at our Consolidated Balance Sheet.

Stock-based compensation decreased by $8,198,000, or 79%, to $2,160,000 for the year ended December 31, 2002 from $10,358,000 for the year ended December 31, 2001. The decrease was primarily attributable to the stock-based compensation expense related to deferred compensation resulting from the merger that was amortized over the vesting period of the underlying options through August 1, 2001. Stock-based compensation related to these options was approximately $6,257,000 for the year ended December 31, 2001. In addition, there was a decrease in the amount of stock-based compensation expense related to our issuance on August 18, 2000 of stock options with exercise prices below fair market value. Because these options were issued with exercise prices below fair market value, we recorded deferred compensation and have been amortizing the deferred compensation over the four-year vesting period of the options. When an option holder’s employment with us is terminated, we treat any unvested portion of their options and related deferred compensation as charged to the additional paid-in capital accounts (not the stock-based compensation accounts). Accordingly, the departure of four officers and approximately 55 other employees as a result of the realignment of our business and a subsequent staff reduction in December 2002 has resulted in a decrease of stock-based compensation expense, since the remaining deferred compensation balance associated with each terminated employees’ August 18, 2000 stock options was immediately charged to additional paid-in capital instead of to stock-based compensation.

Amortization of intangible assets decreased by $22,864,000, or 98%, to $475,000 for the year ended December 31, 2002 from $23,339,000 for the year ended December 31, 2001. The decrease was primarily due to the adoption of SFAS 142, which required companies to stop amortizing goodwill and certain other intangible assets. We are currently amortizing only capitalized patent and technology costs. Amortization of goodwill totaling $23,114,000 was recorded for the year ended December 31, 2001.

Loss on property and equipment for the year ended December 31, 2002 of approximately $5,337,000 related to impairment on assets at our facility at 21 Erie Street in Cambridge, Massachusetts. Total carrying value of assets at the Erie Street facility before the impairment charge was approximately $5,652,000. The property and equipment assets at the Erie Street facility were used to support clinical programs that were suspended or terminated as part of the realignment and have been deemed to be unlikely to be used in our future operations. $4,761,000 of the impairment charge related to the write-off of tenant improvements made to the Erie Street facility since such improvements were affixed to the facility and therefore could not be sold separately from the facility. The remaining $576,000 of impairment charge represents our estimate of loss on disposition of the furniture and equipment assets held at the Erie Street facility. We do not expect to incur additional impairment on property and equipment related to the realignment in future periods.

Impairment of goodwill for the year ended December 31, 2002 was $64,098,000. In accordance with SFAS No. 142, we concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of our goodwill may be impaired. Accordingly, we conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. Our value, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology.

Realignment expenses of $3,490,000 were recorded for the year ended December 31, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000. As of December 31, 2002, we have expended approximately all of the $3,490,000 in realignment expenses. We do not expect to incur additional expenses in future periods.

Equity in Loss from Joint Venture

Equity in loss from joint venture decreased by $9,142,000, or 68%, to $4,311,000 for the year ended December 31, 2002 from $13,453,000 for the year ended December 31, 2001. The equity in loss from joint venture relates to our joint venture with affiliates of Elan Corporation, plc. The decrease is primarily caused by our 80.1%, or $12,015,000, share of a $15,000,000 write-off of technology recorded by the joint venture in July 2001. This decrease was partially offset by an increase in our 80.1% share of ongoing operating expenses recorded by the joint venture for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase in ongoing operating expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily caused by the joint venture operating for twelve months in 2002 versus five months in 2001.

Other Income (Expenses)

For the year ended December 31, 2002, interest income was $1,067,000 as compared to $2,854,000 for the year ended December 31, 2001, a decrease of $1,787,000, or 63%. The decrease in interest income resulted from a lower available investment balance and lower average investment yields for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

For the year ended December 31, 2002, other income was $1,262,000 as compared to $1,694,000 for the year ended December 31, 2001, a decrease of $432,000, or 26%. This decrease was principally due to a decrease in the amount of gain recognized on sales of Exelixis, Inc. common stock. We recognized gains of $601,000 and $1,466,000 for the years ended December 31, 2002 and 2001, respectively, related to sales of Exelixis, Inc. common stock. The decrease in the gain recognized on sales of Exelixis common stock was partially offset by an increase in the gain recognized on currency rate fluctuations on a EURO-denominated long-term note receivable issued to us by Micromet in connection with our strategic alliance. We recognized gains on currency rate fluctuations of $660,000 and $145,000, respectively, for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, interest expense was $947,000 as compared to $784,000 for the year ended December 31, 2001, an increase of $163,000, or 21%. The increase in interest expense resulted partially from the increase in the amount that we owe to Elan Pharma International, Ltd., an affiliate of Elan, as part of our Curis Newco joint venture. Interest expense associated with the Curis Newco joint venture increased to $200,000 for the year ended December 31, 2002 from $1,000 for the year ended December 31, 2001. In addition, we incurred $193,000 for the year ended December 31, 2002 in non-cash interest expense related to a $2,000,000 convertible subordinated note payable issued to Becton Dickinson in June 2001. This represented a $121,000 increase over the $99,000 incurred for the year ended December 31, 2001. These increases were partially offset by a decrease in interest expense paid on capital leases in 2002 compared to 2001.

Accretion on Series A Convertible Exchangeable Preferred Stock

Accretion on Series A Convertible Exchangeable Preferred Stock increased by $397,000, or 121%, to $723,000 for the year ended December 31, 2002 from $326,000 for the year ended December 31, 2001. This charge relates to the accretion of a mandatory dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan. The amounts are included in the net loss applicable to common stockholders for years ended December 31, 2002 and 2001.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $83,038,000 for the year ended December 31, 2002 as compared to $82,190,000 for the year ended December 31, 2001.

Years Ended December 31, 2001 and 2000

Revenues

Total revenues for the year ended December 31, 2001 were $1,087,000 as compared to $1,024,000 for the year ended December 31, 2000. A majority of revenues for both years was derived from research and development contracts and government grants. Revenues recognized from these sources totaled $968,000 and $997,000 for the years ended December 31, 2001 and 2000, respectively.

License fees and royalties increased $93,000 to $119,000 for the year ended December 31, 2001 as compared to $26,000 for the year ended December 31, 2000. The increase in royalties was primarily due to an increase in royalty revenues received from Stryker arising out of sales of OP-1.

Operating Expenses

Research and development expenses increased 67% to $29,072,000 for the year ended December 31, 2001 from $17,424,000 for the year ended December 31, 2000. The increase was primarily attributable to the consummation of the merger of Creative, Ontogeny and Reprogenesis which occurred on July 31, 2000. Research and development expenses for the year ended December 31, 2001 include the costs incurred by the combined companies for the entire twelve-month period, whereas research and development expenses for the year ended December 31, 2000 include the costs incurred by only Creative for the seven-month period of January 1, 2000 to July 31, 2000 and the combined companies for the five-month period from August 1, 2000 to December 31, 2000. This general increase based on the timing of the merger was offset in part by severance payments made by Creative in the year ended December 31, 2000.

Research and development expenses for the year ended December 31, 2001 include the cost of employees involved in research and development of $8,337,000, outside services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $8,532,000, occupancy and depreciation charges of $4,291,000, lab and clinical trial manufacturing supplies of $3,630,000 and legal fees associated with our intellectual property of $2,427,000. Research and development expenses for the year ended December 31, 2001 are net of $1,774,000 in expenses that were charged by us to Curis Newco. However, 80.1% of these costs are included as part of “Equity in loss from joint venture in our Consolidated Statement of Operations and Comprehensive Loss.”

Research and development expenses for the year ended December 31, 2000 include the cost of employees involved in research and development of $5,100,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $3,200,000, and facility related costs of $1,300,000. In addition, research and development expenses for the year ended December 31, 2000 include severance payments to former officers of Creative totaling $656,000, and severance payments relating to the termination of seven other employees totaling $251,000.

General and administrative expenses increased 12% to $10,493,000 for the year ended December 31, 2001 from $9,330,000 for the year ended December 31, 2000. The increase was primarily attributable to the consummation of the merger which occurred on July 31, 2000. General and administrative expenses for the year ended December 31, 2001 include the costs incurred by the combined companies for the entire twelve-month period. General and administrative expenses for the year ended December 31, 2000 include the costs incurred by only Creative for the seven-month period of January 1, 2000 to July 31, 2000 and the combined companies for the five-month period from August 1, 2000 to December 31, 2000. This general increase based on the timing of the merger was offset in part by severance payments made by Creative in the year ended December 31, 2000.

General and administrative expenses for the year ended December 31, 2001 include the costs of employees of $3,978,000, occupancy and depreciation charges of $1,545,000, professional service fees and other outside services including legal costs and consultants of $2,617,000, and a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative of $508,000. This charge is based on the total book value of the notes receivable less the underlying value of our common stock that secures the notes receivable. The book value of the notes receivable was $1,292,000 as of December 31, 2001, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $508,000 as of December 31, 2001, and is included in “Accrued Liabilities” at our Consolidated Balance Sheet.

General and administrative expenses for the year ended December 31, 2000 include the costs of employees of $1,400,000, legal and professional fees of $875,000, and insurance expense of $600,000. In addition, general and administrative expenses for the year ended December 31, 2000 include severance paid to former officers of Creative of $1,048,000 and severance payments relating to the termination of approximately eight other employees totaling $122,000.

Stock-based compensation decreased by $6,270,000, or 38%, to $10,358,000 for the year ended December 31, 2001 from $16,628,000 for the year ended December 31, 2000. The decrease was partially due to two stock-based compensation charges arising out of the merger that were recorded in the year ended December 31, 2000 including (i) $3,538,000 that was related to the acceleration of certain stock options and the extension of the exercise period for options held by Creative’s executive officers, outside directors and employees, and (ii) compensation expense of $1,623,000 based on the fair value of 57,094 shares of restricted common stock granted to a former Reprogenesis executive officer that became fully vested upon the merger. In addition, our amortization expense related to deferred compensation resulting from the merger, which was amortized over the vesting period of the underlying options through August 1, 2001, decreased to $6,257,000 in the year ended December 31, 2001 from $9,563,000 in the year ended December 31, 2000. These decreases in stock-based compensation expenses related to the merger were partially offset by an increase in stock-based compensation expense related to our issuance on August 18, 2000 of options to purchase 3,473,006 shares of our common stock with an exercise price below fair market value. The resulting stock-based compensation, net of terminations, of $17,330,000 is being amortized over the four-year vesting period of the underlying stock options for options granted to employees and as earned for nonemployees in accordance with EITF 96-18. The total deferred compensation expense related to these options was $3,964,000 and $1,904,000 for the years ended December 31, 2001 and 2000, respectively.

Amortization of intangible assets increased by $8,888,000, or 62%, to $23,339,000 for the year ended December 31, 2001, compared to $14,451,000 for the year ended December 31, 2000. The increase was principally due to the amortization of goodwill increasing to $23,114,000 from $9,641,000 for the years ended December 31, 2001 and 2000, respectively. The increase in the amortization of goodwill in 2001 was partially offset by an impairment charge in the year ended December 31, 2000 of approximately $4,611,000 to reduce the carrying value of certain capitalized patents determined not to be beneficial or expected to be utilized in future operations and which have no alternative future use.

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

Equity in Loss from Joint Venture

During the year ended December 31, 2001, we formed a joint venture with affiliates of Elan Pharmaceuticals, plc. In 2001, we incurred an equity in loss from joint venture of $13,453,000, which represented 80.1% of the total net loss incurred by the joint venture. We financed a majority of this loss with the issuance of 1,000 shares of Series A Convertible Exchangeable Preferred Stock, which were valued at $12,015,000, to Elan International Services, Ltd., an affiliate of Elan. Our portion of Curis Newco’s other operating expenses for the twelve-month period ended December 31, 2001 was $1,438,000.

Other Income (Expenses)

For the year ended December 31, 2001, interest income was $2,854,000 compared to $1,901,000 for the year ended December 31, 2000, an increase of $953,000, or 50%. The increase in interest income resulted partially from the consolidation into Curis of the investable cash and marketable security balances and income earned thereon from the three companies prior to the merger for an entire twelve-month period in the year ended December 31, 2001 versus only a five-month period in the year ended December 31, 2000. The increase in interest income is also partially attributed to our holding a higher average investable cash balance as a result of net proceeds from a private placement of approximately $43,348,000, offset in part by lower average investment yields in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

For the year ended December 31, 2001, other income was $1,694,000 compared to $5,000 for the year ended December 31, 2000, an increase of $1,689,000. This increase was principally due to a $1,470,000 gain recognized on the sale of Exelixis, Inc. common stock for the year ended December 31, 2001.

For the year ended December 31, 2001, interest expense was $784,000 compared to $481,000 for the year ended December 31, 2000, an increase of $303,000, or 63%. The increase in interest expense resulted partially from the consolidation into Curis of the outstanding lease obligations from the three companies prior to the Merger for an entire twelve-month period in the year ended December 31, 2001 versus only a five-month period in the year ended December 31, 2000. In addition, we recognized $135,000 of interest expense related to a $5,000,000 debt facility, which was fully drawn down by December 31, 2001. Lastly, we incurred $99,000 in non-cash interest expense related to a $2,000,000 convertible subordinated note payable issued in 2001.

Accretion on Series A Convertible Exchangeable Preferred Stock

Accretion on Series A Convertible Exchangeable Preferred Stock of $326,000 was recorded for the year ended December 31, 2001. This charge relates to the accretion of a mandatory dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $82,190,000 for the year ended December 31, 2001 compared to $350,351,000 for the year ended December 31, 2000.

Liquidity and Capital Resources

At December 31, 2002, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $40,976,000, including restricted cash and cash equivalents of $4,403,000. We have financed our operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $6,917,000, $24,877,000, and $23,701,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in operating activities during the year ended December 31, 2002 was primarily the result of our net loss for the period of $82,315,000 partially offset by $74,384,000 in non-cash charges including impairment charges on our intangible and tangible assets, stock-based compensation, depreciation, amortization and non-cash interest income and expense. Our net loss was further offset by our equity in loss of joint venture of $4,311,000. We used approximately $3,297,000 of operating cash as a result of changes in certain of our asset and liabilities. Net cash used in operating activities during the year ended December 31, 2001 was primarily the result of our net loss for the period of $81,864,000 partially offset by $36,854,000 in non-cash charges including stock-based compensation, depreciation, amortization and non-cash interest income and expense. Our net loss was further offset by our equity in loss of joint venture of $13,453,000 and by an increase in operating cash of $6,582,000 as a result of changes in certain of our assets and liabilities. The most significant change in our assets and liabilities related to $8,000,000 recorded as deferred revenue on our balance sheet that related to cash consideration received in our collaboration with Micromet. Net cash used in operating activities for the year ended December 31, 2000 was primarily the result of our net loss for the period of $350,351,000 offset by $327,331,000 in non-cash charges including the write-offs of in-process research and development costs and certain patents deemed by us to be impaired, stock-based compensation and amortization of intangibles, depreciation, amortization and non-cash interest income and expense.

Net cash used in investing activities was $1,066,000 for the year ended December 31, 2002. Net cash provided by investing activities was $6,429,000 and $25,842,000 for the years ended December 31, 2001 and 2000, respectively. Cash used by investing activities in 2002 was primarily the result of the transfer of $4,403,000 to a restricted cash account under the terms of a debt agreement with Boston Private Bank & Trust Company offset in part by net proceeds from the sale of marketable securities totaling $2,785,000. Net cash provided by investing activities the year ended December 31, 2001 was primarily the result of net proceeds from the sale of marketable securities totaling $8,862,000, offset in part by net expenditures for leasehold improvements and equipment of $1,746,000. Cash provided by investing activities in 2000 was primarily the result of the receipt of $28,619,000 of cash and marketable securities from Ontogeny and Reprogenesis as part of the consummation of the merger, offset in part by cash expenditures for the purchase of marketable securities of $2,530,000.

Net cash used in financing activities was $3,374,000 for the year ended December 31, 2002. The cash used in financing activities for the year ended December 31, 2002 was primarily due to $2,549,000 in net repayments of obligations under capital lease and debt arrangements. In addition, we used $869,000 in cash to repurchase shares of our common stock during 2002. Financing activities generated approximately $5,116,000 of cash in the year ended December 31, 2001 resulting primarily from the sale of 546,448 shares of common stock at $7.32 for total net proceeds of $3,853,000, proceeds received from the issuance of a convertible subordinated note payable to Becton Dickinson of $2,000,000 and proceeds from the exercise of options and warrants totaling approximately $951,000. These amounts were partially offset by repayments on debt and capital lease arrangements by us of $1,603,000. Financing activities generated approximately $47,521,000 of cash in the year ended December 31, 2000 resulting primarily from the sale of 5,200,000 shares of common stock at $9.00 for total net proceeds of $43,348,000 and proceeds from the exercise of options and warrants totaling approximately $5,357,000.

On October 1, 2002, we completed a transaction with Stryker, under the terms of which we received $14,000,000 in cash in exchange for our termination of any future BMP-7 (OP-1) royalty obligations owed by

Stryker. This transaction reduces future BMP-7 royalties that we would owe to Stryker for products sold in therapeutic indications other than orthopaedics and dental, if any sales ever occur. We recorded the $14,000,000 received as revenue during the fourth quarter of 2002. We will receive no future royalties or payments of any other kind from Stryker as a result of this transaction.

On June 14, 2002, we entered into a loan agreement with Boston Private Bank & Trust Company pursuant to which we borrowed approximately $4,695,000. We used the proceeds of this loan to pay off our existing credit facility with Fleet National Bank. Under the terms of the loan agreement, we will (i) pay interest monthly in arrears at a variable interest rate (3.75% at December 31, 2002), and (ii) repay principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. This loan is fully collateralized with a money market account maintained by us at Boston Private Bank & Trust Company. The collateral is included in “Cash and cash equivalents—restricted” at our Consolidated Balance Sheet as of December 31, 2002. As of December 31, 2002, there was approximately $4,239,000, including approximately $14,000 in accrued interest, outstanding under the loan agreement.

On July 18, 2001, we and Elan International Services, Ltd., or EIS, formed Curis Newco, an entity that is committed to the research and development of molecules that stimulate the Hedgehog signaling pathway in the area of neurological disorders. As part of the joint venture arrangement, we entered into an $8,010,000 convertible promissory note agreement with Elan Pharma International Limited, or EPIL. This note agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable semi-annually. Our borrowings under this note agreement may only be used to meet our funding obligations for Curis Newco’s development program. As of December 31, 2002, there was approximately $4,860,000, including approximately $200,000 in capitalized interest, outstanding under the note agreement.

On June 29, 2001, we entered into a purchase and sale agreement with Micromet, a German biotechnology corporation, pursuant to which we assigned our single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash received, 3,003 shares of Micromet common stock valued at approximately $686,000 and a convertible promissory note of EUR 4,068,348 (principal value of approximately $4,264,000 at December 31, 2002). During the first quarter of 2002, we entered into a target research and license agreement and a product development agreement with Micromet. These agreements will provide us with royalties on Micromet’s product revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement, and exclusive access by us to Micromet’s proprietary single cell analysis of gene expression technology in the field of stem cell research. The product development agreement provides us the right but not the obligation to jointly fund research to develop antibiotics against up to four potential targets through the proof of principle stage. We will also have the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of phase I clinical trials. Lastly, we will be obligated to pay milestones to Micromet upon the attainment of certain development goals.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%.

We lease equipment under various capital lease arrangements. Monthly payments on leases outstanding as of December 31, 2002, range from $363 to $21,170 and maturities range from January 2003 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 11.0% to 16.3%. As of December 31, 2002, approximately $1,291,000 was outstanding under these agreements and we were in compliance with all covenants under these agreements.

On October 5, 2000, we received our second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Previously,

Reprogenesis had been awarded a $2,000,000 grant from NIST to support the development of our cardiovascular products, Vascugel™ and Vascuject™. The grant period for the NIST grant made to Reprogenesis is from November 1, 1999 to October 31, 2002. The programs covered by these two NIST awards were terminated as part of the realignment. Effective April 15, 2002, these awards were terminated and we will receive no future revenue under these awards.

As of December 31, 2002, we had future payments required under contractual obligations and other commitments approximately as follows:

	(Amounts in $’s 000)
	2003	2004	2005	2006	2007	Total
Debt obligations	$939	$939	$939	$939	$469	$4,225
Convertible subordinated long-term debt (1)	—	—	—	2,805	6,713	9,518
Capital lease obligations	962	351	—	—	—	1,313
Series A Convertible Exchangeable Preferred Stock (2)	—	—	—	—	17,188	17,188
Operating lease obligations	825	822	822	1,433	518	4,420
Outside service obligations	1,369	23	—	—	—	1,392
Licensing obligations	450	—	—	—	—	450

Total future obligations	$4,545	$2,135	$1,761	$5,177	$24,888	$38,506

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.
(2)	The Series A Convertible Exchangeable Preferred Stock (Preferred Stock) is, at the option an affiliate of Elan, convertible into our common stock at any time from July 18, 2004 through July 18, 2007, at $14.12 per share. In addition, the Preferred Stock is exchangeable, at an affiliate of Elan’s option, for non-voting preference shares of Curis Newco originally issued to us and representing 30.1% of the aggregate outstanding shares of Curis Newco. To the extent that there is still some portion of the Preferred Stock outstanding as of July 18, 2007, we must redeem the Preferred Stock in either (i) cash, (ii) by the issuance of common stock or (iii) any combination of (i) and (ii). The $17,188,000 disclosed in the above table assumes that all of the Preferred Stock is outstanding at July 18, 2007 and is redeemed in cash.

We anticipate that existing capital resources should enable us to maintain current and planned operations into the first quarter of 2005. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the first quarter of 2005 is dependent upon the success of our collaborations with our collaborative partners, our ability to continue to reduce our cash burn rate, and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. However, additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

We have no off-balance sheet arrangements as of December 31, 2002.

New Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on our financial statements.

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. We are evaluating the impact of FIN 46 on our financial statements.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the following information about these risks as well as other information we include or incorporate by reference in this annual report filed on Form 10-K. The risks and uncertainties we have described are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer, and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We sold our rights to future OP-1 royalties from Stryker in October 2002. We have not commercialized any other products to date. If we are not able to commercialize any other products, we will not be profitable.

On October 1, 2002, we sold our right to receive BMP-7 (OP-1) royalty revenues back to Stryker Corporation in exchange for $14,000,000 in cash. While this transaction provided us with capital to pursue our other product opportunities, it eliminated our only ongoing product (royalty) revenue stream.

All but one of our other product opportunities, described more fully in “Item 1. Business” section of this annual report filed on form 10-K, are in various stages of preclinical development. Only our program for BCC has had an IND accepted. An IND allows for human clinical trials to begin. Because our product opportunities have several years of development prior to reaching commercialization, there is a substantial risk that none of our current product opportunities will ever be commercialized. If none our product opportunities are commercialized, we would not recognize any revenue and we would not be profitable.

We are dependent on collaborative partners for the development and commercialization of many of our products. Any failure or delay by these partners in developing or commercializing our products could eliminate significant portions of our anticipated product pipeline.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form productive collaborations and strategic alliances. Because we are a small company with limited human and financial resources, we believe that the best way to advance many of our scientific programs is through the establishment of corporate collaborations with pharmaceutical or biotechnology companies that possess the financial resources and/or specific areas of expertise (i.e., clinical and regulatory development) which we currently do not possess. We currently have strategic alliances with Ortho Biotech, Products, L.P. (a member of the Johnson & Johnson family of companies), ES Cell International Pte Ltd., Amylin Pharmaceuticals, Inc., Micromet AG, Elan Corporation plc, and others. If these strategic alliances are terminated or if none of the strategic alliances develop viable products, or if the products developed as a result of these alliances are not approved for commercial sale in the United States and/or other markets around the world, our expected royalty revenues would be diminished and our business would be materially and adversely affected. As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic alliances for the development and commercialization of products in our development pipeline. In the coming year, we intend to enter into additional strategic alliances. Even if we determine that it would be advantageous to establish a new collaboration, joint venture, or strategic alliance to exploit a product candidate in our development pipeline, we may not be able to establish such an arrangement on terms that we find acceptable, or at all. If we are unable to enter into new relationships to further our development efforts, we may be compelled to divert financing away from programs we consider promising.

By entering into strategic alliances to further our research program goals, we have relinquished a degree of control over the resources that our alliance partners dedicate to our research programs or the development schedule that they set in pursuit of our research goals and thereby may not be able to control the efforts that our alliance partners may devote to their respective programs with us. The timing and amount of any future royalty and clinical development milestone revenues with respect to product sales and product development under such collaborative arrangements will therefore depend on the level of commitment, timing and success of such collaborative partners’ efforts. Accordingly, we cannot predict the success of current or future strategic alliances.

We rely on our collaborative partners for support in our disease research programs and intend to rely on our strategic partners for certain preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic partners are conducting multiple product development efforts within each disease area that is the subject of our strategic alliance with them. Our strategic alliance agreements may not restrict a strategic partner from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a potential product under development by a strategic partner.

Also, our partners may fail to perform their obligations under the strategic alliances or may be slow in performing their obligations. Our partners may terminate our strategic alliances under certain conditions. If any collaborative partner were to terminate or breach an agreement, or otherwise fail to complete its obligations in a timely manner, our anticipated revenue, if any, from the agreement and from the development and commercialization of our products under development which are the subject of the agreement could be severely limited. Furthermore, if any of our existing strategic alliances are terminated and we are not able to enter into alternative strategic alliances on acceptable terms, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

The product candidates currently in our development pipeline may face competition with existing and new products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop. Furthermore, many of our competitors are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. These competitors may discover, develop and commercialize products which render the products that we or our collaborative partners are seeking to develop and commercialize non-competitive or obsolete.

Research in the fields of regulatory signaling pathways and functional genomics, which includes our work in oncology and renal disease, is highly competitive. Our primary competitors in the field of regulatory signaling pathways include Amgen, Inc., Chiron Corporation, Exelixis, Inc., Genentech, Inc. and Geron Corporation. Our primary competitors in the field of functional genomics include Axys Pharmaceuticals, Inc., Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc. and Myriad Genetics, Inc. We also compete with universities and other research institutions, including those receiving financial support from the federally-funded Human Genome Project. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects. We expect competition to intensify in genomics research and regulatory signaling pathways as technical advances in the field are made and become more widely known.

Since our technologies have many potential applications and we have limited resources, our election to focus on a particular application may result in our failure to capitalize on other potentially profitable applications of our technologies.

We have limited financial and managerial resources. These limitations require us to focus on a select group of product candidates in specific therapeutic areas and to forego the exploration of other product opportunities. For example, a decision to concentrate on a particular indication within our neurology program may mean that we will not be able to allocate sufficient resources to fully exploit several different indications within our neurology program. While our technologies may permit us to work in both areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions as to resource allocation may not lead to the development of viable commercial products and may divert resources away from other market opportunities which ultimately proved to be more profitable.

If any of our products ever receive regulatory approval for commercialization, the market may not be receptive to products we develop due to their use of new technologies or cost. Such a lack of reception would adversely affect expected revenues.

If any of our product opportunities ever receive regulatory approval, the commercial success of these products will depend upon their acceptance by patients, the medical community and third-party payors. Our future products, if any are successfully developed, may not gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approvals have been obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products. If we are not able to obtain a positive reception for our products, our expected revenues from sales of these products would be adversely affected.

Our growth could be limited if we are unable to attract and retain key personnel and consultants.

Our success depends on the ability to attract, train and retain qualified scientific and technical personnel to further our research and development efforts. The loss of services of one or more of our key employees or consultants could have a negative impact on our business and operating results. Competition for hiring personnel in the biotechnology industry is intense and locating candidates with the appropriate qualifications can be difficult. Although we expect to be able to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, we may not be able to do so.

Any growth and expansion into areas and activities that may require additional human resources or expertise, such as regulatory affairs, compliance, manufacturing and marketing, would require us to hire new key personnel. The pool of personnel with the skills that we require is limited. Competition to hire from this limited pool is intense, and we may not be able to hire, train, retain or motivate such additional personnel.

If we fail to obtain an adequate level of reimbursement for our future products from third-party payors such as Medicare or insurance companies, there may be no commercially viable markets for our products.

The availability of reimbursement by governmental and other third-party payors for future products affects the market viability of any pharmaceutical product. These governmental and third-party payors persistently try to limit the costs of healthcare by exerting downward pressure on the prices for pharmaceutical products. The net effect of this downward pressure can be reduced availability of reimbursement by governmental and other third-party payors. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We or our partners may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of some or all of these proposals affects or will affect our ability to raise capital, obtain additional collaborative partners and to market our products.

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

We may be subjected to product liability claims arising from the testing, manufacturing, marketing and sale of human health care products. Product liability claims, inherent in the process of researching and developing human health care products, could expose us to significant liabilities and prevent or interfere with the development or commercialization of our product candidates. Product liability claims would require us to spend significant time, money and other resources to defend such claims and could ultimately lead to our having to pay a significant damage award. Product liability insurance is expensive to procure for biopharmaceutical companies such as ours. Although we maintain product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain additional product liability insurance on acceptable terms, if at all, and that our product liability insurance coverage will not prove to be adequate to protect us from all potential claims.

RISKS RELATING TO FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future and we have no current sources of material ongoing revenue. It is uncertain when, if ever, we will develop significant sources of ongoing revenue or achieve profitability, even if we are able to develop and commercialize products.

We expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

We may require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. Our future capital requirements will depend on many factors, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facilities requirements, if any;

•	the timing, receipt and amount of milestone and other payments from collaborative partners;

•	the timing, payment and amount of milestone license, royalty payments, research funding and royalties due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and royalties, if any, from our product candidates in the market;

•	the cost of manufacturing and commercialization activities; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

In 2003, we expect to seek additional funding through collaborative arrangements with strategic partners and may seek additional funding through public or private financings. The biotechnology market, however, is highly volatile and, depending on market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research, development, commercialization, manufacturing and marketing activities will be adversely affected.

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. In addition, the terms of such a financing may adversely affect other rights of our stockholders. We also could elect to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products.

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

We expect to rely heavily on third parties for the conduct of clinical trials of our product candidates. If these clinical trials are not successful, or if we are not able to obtain the necessary regulatory approvals, we will not be able to complete development and commercialization of our products.

In order to obtain regulatory approval for the commercial sale of our product candidates, we will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate the safety and efficacy of our products. We have limited experience in conducting clinical trials and expect to rely primarily on contract research organizations and collaborative partners for their performance and management of clinical trials of our product candidates.

Clinical trials, if any, of our product candidates under development may not be successful. Furthermore, the timing and completion of clinical trials, if any, of our products, depend on, among other factors, the numbers of patients required for approval and the rate at which those patients are enrolled. Any increase in the required number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, these products may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use.

We could also experience delays in our preclinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Any of these events would adversely affect our ability to market a product candidate.

The development process necessary to obtain regulatory approval is lengthy, complex and expensive and we may not obtain necessary regulatory approvals.

In furtherance of our research programs, we and our collaborative partners are required periodically to obtain regulatory approval for our ongoing development activities and, in the future, our marketing and selling efforts. If we are unable to navigate the complexities of dealing with the several interested regulatory agencies, we may not receive the necessary approvals to conduct clinical trials of our product candidates or to market and sell our product candidates. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals. Delays in obtaining, or failure to obtain, necessary approvals could adversely affect our ability to market and sell our products and our ability to generate product revenue.

The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. We have only limited experience in filing and prosecuting applications for the conduct of clinical studies and for obtaining marketing approval. Any delay in obtaining or failure to obtain required clearance or approvals would reduce our ability to generate revenues from the affected product. We also plan to rely significantly on contract research organizations and collaborative partners as we build internal capabilities.

Our analysis of data obtained from preclinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third party payors.

We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight which may affect our ability to successfully commercialize any products we may develop.

Even if we receive regulatory approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

We are subject to governmental regulations other than those imposed by the FDA. We may not be able to comply with these regulations, which could subject us to penalties and otherwise result in the limitation of our operations.

In addition to regulations imposed by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulation. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we would be able to comply with any applicable regulations.

Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with all applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury caused by these materials.

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

We will depend on third-party manufacturers to produce most, if not all, of our products under development, and if these third parties do not successfully manufacture our products our business will be harmed.

If we receive the necessary regulatory approvals for our products under development, we expect to rely upon third parties, including our collaborative partners, to produce materials required for commercial production. We may not be able to enter into commercial-scale manufacturing contracts on a timely or commercially reasonable basis, if at all. To the extent that we enter into manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely and effective manner. If third-party manufacturers with whom we contract fail to perform their obligations our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

•	we may not be able to initiate or continue clinical trials of product that are under development

•	we may be delayed in submitting applications for regulatory approvals for our products; and

•	we may not be able to meet commercial demands for any approved products.

We have no sales and marketing experience and, as such, will depend significantly on third parties who may not successfully sell our products.

We have no sales, marketing and products distribution experience. We plan to rely solely on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreement with Ortho Biotech, we have granted Ortho Biotech an exclusive right to distribute BMP kidney and neurological disorders products, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

We may seek to independently market products that are not already subject to marketing agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant and skilled marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

RISKS RELATING TO INTELLECTUAL PROPERTY

We may not be able to obtain patent protection for our discoveries and our technologies may be found to infringe patent rights of third parties.

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions.

The long-term success of our enterprise depends in significant part on our ability to:

•	obtain patents to protect our discoveries;

•	protect trade secrets from disclosure to third-party competitors;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the allowed claims may not be sufficiently broad to protect our technology from exploitation by our competitors. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, it is possible that third parties have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our knowledge.

We may not have rights under patents which may cover one or more of our product candidates. In some cases, these patents may be owned or controlled by third-party competitors and may impair our ability to exploit our technology. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our product candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners will not be able to develop and commercialize the affected product candidate or candidates.

If we are unable to keep our trade secrets confidential, our technology and information may be used by others to compete against us.

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

There have been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

Situations which may give rise to patent litigation or other disputes over the use of our intellectual property include:

•	initiation of litigation or other proceedings against third parties to enforce our patent rights;

•	initiation of litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our products or services do not infringe the third parties’ patents;

•	participation in interference or opposition proceedings to determine the priority of invention if our competitors file patent applications that claim technology also claimed by us;

•	initiation of litigation by third parties claiming that our processes or products or the intended use of our products infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property which may be important to our business.

The costs associated with any patent litigation or other proceeding, even if resolved favorably, likely would be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent litigation or other proceeding in which we may become involved.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and expense.

If we breach any of the agreements under which we license or have acquired intellectual property from others, we could lose intellectual property rights that are important to our business.

We are a party to intellectual property licenses and agreements that are important to our business and expect to enter into similar licenses and agreements in the future. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we fail to perform under these agreements or otherwise breach obligations thereunder, we could lose intellectual property rights that are important to our business.

If licensees or assignees of our intellectual property rights breach any of the agreements under which we have licensed or assigned our intellectual property to them, we could be deprived of important intellectual property rights and future revenue.

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business and expect to enter into similar agreements with third parties in the future. Under these agreements, we license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property.

RISKS RELATED TO OUR COMMON STOCK

Our common stock may be delisted from The NASDAQ National Market, which could reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

On February 26, 2003, we received written notification from The NASDAQ National Market that for the last 30 consecutive trading days the minimum bid price of our common stock had closed below the minimum of $1.00 per share requirement to remain listed on The NASDAQ National Market. In order to continue trading on The NASDAQ National Market, we must comply with The NASDAQ National Market’s continued listing requirements, which require that we either maintain a minimum stockholders’ equity of $10.0 million and a minimum closing bid price of $1.00 per share or, if we fall below the minimum stockholder’s equity requirement, maintain a minimum closing bid price of $3.00 per share. At February 28, 2003, we were in compliance with the minimum stockholder’s equity requirement. According to NASDAQ National Market rules, we have 90 calendar days, or until May 27, 2003, to regain compliance with the minimum closing bid price requirement. If, at any time before May 27, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will be deemed to be back in compliance with respect to the minimum bid price requirements.

If we do not satisfy The NASDAQ National Market’s continued listing requirements by May 27, 2003, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on the NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

NASDAQ has proposed rule changes that would extend the 90 calendar day grace period, between notification of noncompliance and delisting, to 180 calendar days. NASDAQ has indicated that it has requested that the rules be effective upon filing for all issuers and applicable retroactively to issuers who have received deficiency letters but who have not been delisted. The proposed rule changes are currently being considered by the SEC and may not be approved.

We expect that our stock price will fluctuate significantly.

Our common stock is listed on the NASDAQ National Market under the ticker symbol “CRIS.” The stock market, particularly in recent years, has experienced significant volatility particularly with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause such volatility in the market price of our common stock include:

•	announcements regarding new technologies by us or our competitors;

•	market conditions in the biotechnology sectors;

•	rumors relating to us or our competitors;

•	litigation or public concern about the safety of our potential products;

•	actual or anticipated variations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	adverse results or delays in clinical trials;

•	FDA or international regulatory actions; and

•	general market conditions.

If stockholders do not receive dividends, they must rely on stock appreciation for any return on their investment in us.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, insurance annuity contracts, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At December 31, 2002, the fair market value of these securities amounted to approximately $9,653,000 with net unrealized gains of approximately $120,000 included as a component of stockholders’ equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we expect to hold our debt to maturity.

At December 31, 2002, we had approximately $1,291,000 outstanding under fixed rate debt and capital lease agreements which are not subject to fluctuations in interest rates and approximately $4,239,000 outstanding under a cash-secured term loan agreement with an adjustable rate equal to 3.75% as of December 31, 2002. In addition, we had approximately $2,212,000, including accrued interest of $212,000, outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, $4,860,000, including accrued interest of $200,000, was outstanding under a convertible promissory note payable to EPIL in connection with Curis Newco.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 2002, we dismissed our independent auditors, Arthur Andersen LLP and engaged the services of PricewaterhouseCoopers LLP as our new independent auditors effective immediately. These actions followed our decision to seek proposals from independent accountants to audit our financial statements, and were approved by our Board of Directors upon the recommendation of the Audit Committee. PricewaterhouseCoopers has audited our financial statements for the fiscal year ending December 31, 2002 and performed all quarterly reviews for fiscal 2002.

During the two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 26, 2002, there were no disagreements between Arthur Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a) (1) (v) of Regulation S-K occurred within the two most recent fiscal years ended December 31, 2001 or within the interim period through April 26, 2002.

None of the audit reports of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended December 31, 2000 and December 31, 2001 contained an adverse opinion or a disclaimer of opinion nor was any such audit report qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 26, 2002, we did not consult with PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K, except that PricewaterhouseCoopers was previously engaged by Ontogeny, Inc. as the principal auditors of Ontogeny’s financial statements. In connection therewith, PricewaterhouseCoopers provided us with an opinion regarding Ontogeny’s financial statements, which was included in our Registration Statement on Form S-4 filed in connection with the merger of Creative BioMolecules, Inc., Ontogeny and Reprogenesis, Inc. with and into Curis.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors that is required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with our 2003 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Director” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in the Proxy Statement under the headings “Compensation of Executive Officers” and “Director Compensation,” which information is incorporated herein by reference. Information specified in Items 402(k) and 402(1) of Regulation S-K and set forth in the Proxy Statement is not incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is set forth in the Proxy Statement under the headings “Compensation of Executive Officers Employment Agreements” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 14.     DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(g) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents Filed as a Part of this Form 10-K:

1.	Financial Statements. The Consolidated Financial Statements are included in the 2002 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include: Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholder’s Equity, and Notes to Consolidated Financial Statements.

2.	Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)    Current Reports on Form 8-K.

1.	On November 15, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (OTHER EVENTS) that it had issued a press release announcing the Company’s financial results for the third quarter ended September 30, 2002.

2.	On December 9, 2002, the Company filed a Current Report on Form 8-K to report under Item 5 (OTHER EVENTS) that it had licensed, on November 26, 2002, its broad bone morphogenic protein (BMP) technology portfolio to Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ DANIEL R. PASSERI Daniel R. Passeri
President and Chief Executive Officer

Date: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ CHRISTOPHER U. MISSLING Christopher U. Missling	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 14, 2003

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	March 14, 2003

/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 14, 2003

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 14, 2003

/s/ RUTH B. KUNATH Ruth B. Kunath	Director	March 14, 2003

/s/ DOUGLAS A. MELTON Douglas A. Melton	Director	March 14, 2003

/s/ JAMES A. TOBIN James A. Tobin	Director	March 14, 2003

CERTIFICATIONS

I, Daniel R. Passeri, certify that:

1.	I have reviewed this annual report on Form 10-K of Curis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ DANIEL R. PASSERI
Name: Daniel R. Passeri President and Chief Executive Officer

I, Christopher U. Missling, certify that:

1.	I have reviewed this annual report on Form 10-K of Curis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ CHRISTOPHER U. MISSLING
Name: Christopher U. Missling Senior Vice President and Chief Financial Officer

CURIS, INC. AND SUBSIDIARIES

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Curis, Inc. and Subsidiary:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Curis, Inc. at December 31, 2002, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements of Curis, Inc. and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report date February 14, 2002.

As discussed in Note 4(k) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 4, 2003

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Curis, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Curis, Inc. (f.k.a. Creative BioMolecules, Inc.) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Curis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 14, 2002

NOTE:  THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH CURIS, INC.’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$26,920,605	$38,938,062
Cash and cash equivalents—Restricted	4,403,188	—
Marketable securities	9,652,671	12,278,916
Marketable securities—Restricted	—	890,350
Accounts receivable	446,853	374,600
Prepaid expenses and other current assets	939,964	781,019
Notes receivable—Officer	—	500,000
Due from joint venture	1,299,289	957,798

Total current assets	43,662,570	54,720,745

Property and Equipment, net	3,775,269	11,060,711

Other Assets:
Notes receivable—Officer	—	200,000
Goodwill, net	8,982,000	73,080,344
Other intangible assets, net (Note 5)	252,273	726,781
Deposits and other assets	5,769,581	4,967,636

Total other assets	15,003,854	78,974,761

	$62,441,693	$144,756,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$2,105,049	$3,109,613
Accounts payable	726,092	1,967,260
Accrued liabilities	4,450,893	5,942,511
Deferred revenue, current portion	191,782	81,688
Due to joint venture	1,089,083	772,097

Total current liabilities	8,562,899	11,873,169

Debt and Lease Obligations, net of current portion	3,424,422	4,951,324
Convertible Notes Payable	6,885,486	2,506,852
Deferred Revenue, net of current portion	11,962,224	12,063,845

Total long-term liabilities	22,272,132	19,522,021

Preferred stock, $0.01 par value, 5,000,000 shares authorized Series A Convertible Exchangeable Preferred Stock—1,426 shares authorized; 1,000 shares issued and outstanding at December 31, 2002 and 2001	13,064,283	12,341,381

Commitments (Notes 7 and 8)
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at December 31, 2002 and 2001; 32,768,545 and 31,746,337 shares issued and outstanding, respectively, at December 31, 2002 and 32,329,228 shares issued and outstanding at December 31, 2001	327,685	323,292
Additional paid-in capital	659,512,957	664,889,578
Notes receivable	(1,337,561)	(1,291,932)
Treasury stock (at cost, 1,022,207 shares at December 31, 2002)	(869,384)	—
Deferred compensation	(2,037,230)	(9,616,795)
Accumulated deficit	(637,174,017)	(554,135,679)
Accumulated other comprehensive income	119,929	851,182

Total stockholders’ equity	18,542,379	101,019,646

	$62,441,693	$144,756,217

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2002	2001	2000
Revenues:
Research and development contracts and government grants	$244,954	$967,928	$997,078
License fees and royalties	18,145,584	118,575	26,491

Total revenues	18,390,538	1,086,503	1,023,569

Costs and Expenses:
Research and development	14,057,715	29,072,068	17,423,895
General and administrative	8,160,012	10,492,525	9,330,256
Stock-based compensation (a)	2,159,594	10,358,302	16,628,218
Amortization and impairment charge related to intangible assets	474,509	23,338,539	14,450,894
Loss on property and equipment	5,336,786	—	203,904
Impairment of goodwill	64,098,344	—	—
Restructuring expenses	3,490,000	—	—
In-process research and development	—	—	294,800,000
Reorganization costs (reversal)	—	—	(38,391)

Total costs and expenses	97,776,960	73,261,434	352,798,776

Loss from operations	(79,386,422)	(72,174,931)	(351,775,207)

Equity in Loss from Joint Venture (Note 11(c))	(4,310,912)	(13,453,140)	—

Other Income (Expenses):
Interest income	1,066,881	2,854,027	1,900,693
Other income	1,261,885	1,694,193	5,200
Interest expense	(946,867)	(783,799)	(481,310)

Total other income	1,381,899	3,764,421	1,424,583

Net loss	(82,315,435)	(81,863,650)	(350,350,624)
Accretion on Series A Redeemable Preferred Stock	(722,903)	(326,381)	—

Net loss applicable to common stockholders	$(83,038,338)	$(82,190,031)	$(350,350,624)

Net Loss per Common Share (Basic and Diluted)	$(2.57)	$(2.58)	$(19.80)

Weighted Average Common Shares (Basic and Diluted)	32,267,106	31,858,923	17,693,966

Net Loss	$(82,315,435)	$(81,863,650)	$(350,350,624)
Unrealized Gain on Marketable Securities	119,929	116,398	2,235,102

Comprehensive loss	$(82,195,506)	$(81,747,252)	$(348,115,522)

(a) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$1,221,563	$6,156,323	$8,358,400
General and administrative	938,031	4,201,979	8,269,818

Total stock-based compensation	$2,159,594	$10,358,302	$16,628,218

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2000	10,999,534	$109,995	$144,937,416	$—	$—	$—	$(121,595,024)	$(30,801)	$23,421,586
Issuance of common stock, net of issuance costs of approximately $3.5 million	5,200,000	52,000	43,296,458	—	—	—	—	—	43,348,458
Issuance of common stock related to the acquisitions of Ontogeny and Reprogenesis	14,452,913	144,529	447,249,424	—	—	(19,146,230)	—	—	428,247,723
Stock-based compensation from issuance of Reprogenesis restricted common stock for services	—	—	1,623,000	—	—	—	—	—	1,623,000
Warrant exercises into common stock	113,119	1,131	306,430	—	—	—	—	—	307,561
Other issuances of common stock	478,313	4,784	5,044,174	—	—	—	—	—	5,048,958
Exercise of common stock options through issuance of notes receivable	139,706	1,397	1,129,983	(1,131,380)	—	—	—	—	—
Interest on notes receivable	—	—	—	(73,216)	—	—	—	—	(73,216)
Stock-based compensation from modification of option agreements	—	—	3,538,440	—	—	—	—	—	3,538,440
Deferred compensation related to common stock options	—	—	17,329,822	—	—	(17,329,822)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	11,466,778	—	—	11,466,778
Deferred compensation related to forfeited options	—	—	(2,115,655)	—	—	2,115,655	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	2,235,102	2,235,102
Net loss	—	—	—	—	—	—	(350,350,624)	—	(350,350,624)

Balance, December 31, 2000	31,383,585	$313,836	$662,339,492	$(1,204,596)	$—	$(22,893,619)	$(471,945,648)	$2,204,301	$168,813,766

The accompanying notes are an integral part of these consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in Capital	Notes Receivable	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2000	31,383,585	$313,836	$662,339,492	$(1,204,596)	$—	$(22,893,619)	$(471,945,648)	$2,204,301	$168,813,766
Issuance of common stock, net of issuance costs of approximately $147,000	546,448	5,464	3,847,268	—	—	—	—	—	3,852,732
Other issuances of common stock	328,528	3,285	947,474	—	—	—	—	—	950,759
Issuance of common stock for license fee	10,667	107	97,896	—	—	—	—	—	98,003
Issuance of common stock as repayment of note payable	60,000	600	309,600	—	—	—	—	—	310,200
Interest on notes receivable	—	—	—	(87,336)	—	—	—	—	(87,336)
Stock-based compensation from modification of option agreement and options granted at below market value	—	—	138,050	—	—	—	—	—	138,050
Amortization of deferred compensation	—	—	—	—	—	10,220,252	—	—	10,220,252
Reversal of deferred compensation related to forfeited options	—	—	(2,260,433)	—	—	2,260,433	—	—	—
Reversal of deferred compensation related to options granted to non-employees	—	—	(796,139)	—	—	796,139	—	—	—
Realized gain on sale of Exelixis common stock	—	—	—	—	—	—	—	(1,469,517)	(1,469,517)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	116,398	116,398
Discount on subordinated debt	—	—	266,370	—	—	—	—	—	266,370
Accretion of Series A redeemable preferred stock dividend	—	—	—	—	—	—	(326,381)	—	(326,381)
Net loss	—	—	—	—	—	—	(81,863,650)	—	(81,863,650)

Balance, December 31, 2001	32,329,228	323,292	664,889,578	(1,291,932)	—	(9,616,795)	(554,135,679)	851,182	101,019,646
Issuance of restricted common stock for services	396,231	3,962	272,550	—	—	—	—	—	276,512
Other issuances of common stock	43,086	431	39,824	—	—	—	—	—	40,255
Issuance of stock options with exercise prices below fair market value	—	—	131,500	—	—	(131,500)	—	—	—
Interest on notes receivable	—	—	—	(45,629)	—	—	—	—	(45,629)
Amortization of deferred compensation	—	—	(26,590)	—	—	1,917,160	—	—	1,890,570
Reversal of deferred compensation related to forfeited options	—	—	(5,793,905)	—	—	5,793,905	—	—	—
Purchase of treasury stock	—	—	—	—	(869,384)	—	—	—	(869,384)
Realized gain on sale of Exelixis common stock	—	—	—	—	—	—	—	(601,292)	(836,779)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(129,961)	105,526
Accretion of Series A Convertible Exchangeable preferred stock dividend	—	—	—	—	—	—	(722,903)	—	(722,903)
Net loss	—	—	—	—	—	—	(82,315,435)	—	(82,315,435)

Balance, December 31, 2002	32,768,545	$327,685	$659,512,957	$(1,337,561)	$(869,384)	$(2,037,230)	$(637,174,017)	$119,929	$18,542,379

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(82,315,435)	$(81,863,650)	$(350,350,624)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	1,954,856	3,288,575	1,308,673
Stock-based compensation expense	2,159,594	10,358,302	16,628,218
Amortization of intangible assets	474,509	23,338,539	9,839,437
Equity in loss of joint venture	4,310,912	13,453,140	—
Issuance of common stock in lieu of cash for license fee	—	98,003	—
Reorganization expense adjustment	—	—	39,141
Noncash interest expense on notes payable	405,467	83,487	12,811
Noncash interest income on notes receivable	(45,629)	(215,189)	(73,216)
Impairment costs of patents	—	—	4,611,261
Loss on impairment of property and equipment	5,336,786	—	203,904
Impairment of goodwill	64,098,344
Write-off of in-process research and development	—	—	294,800,000
Increase (decrease) in operating assets and liabilities, net of assets acquired—Accounts receivable	(72,253)	(16,212)	(97,507)
Prepaid expenses and other current assets	(158,945)	147,352	52,660
Accounts payable and accrued liabilities	(2,732,786)	(591,183)	(14,002)
Due from joint venture	(341,491)	(957,798)	—
Deferred contract revenue	8,473	8,000,000	(661,279)

Total adjustments	75,397,837	56,987,017	326,650,101

Net cash used in operating activities	(6,917,598)	(24,876,633)	(23,700,523)

Cash Flows from Investing Activities:
Purchase of marketable securities	(16,237,437)	(24,387,748)	(15,036,205)
Sale of marketable securities	19,022,779	33,249,661	12,506,525
Investment in restricted cash	(4,403,188)	—	—
Expenditures for property and equipment	(411,691)	(1,745,949)	(479,036)
Proceeds from sale of assets	405,491	—	687,500
Expenditures for patents	—	—	(563,882)
Notes receivable from related parties	700,000	(500,000)	—
Decrease (increase) in other long-term assets	(141,692)	(187,366)	108,919
Marketable securities received in acquisition of Ontogeny and Reprogenesis	—	—	17,829,518
Cash received from acquisition of Ontogeny and Reprogenesis, net	—	—	10,788,955

Net cash provided by (used in) investing activities	(1,065,738)	6,428,598	25,842,294

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,852,732	43,348,458
Proceeds from other issuances of common stock	44,217	950,759	5,048,958
Proceeds from warrant exercises	—	—	307,561
Issuance of notes payable	4,696,804	2,000,000	—
Repayment of note payable to Genetics Institute	—	(83,800)	—
Purchases of treasury stock	(869,384)	—	—
Repayments of notes payable and capital leases	(7,245,505)	(1,603,273)	(1,183,505)

Net cash provided by (used in) financing activities	(3,373,868)	5,116,418	47,521,472

Effect of Exchange Rates on Cash and Cash Equivalents	(660,253)	(144,632)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(12,017,457)	(13,476,250)	49,663,243
Cash and Cash Equivalents, beginning of period	38,938,062	52,414,312	2,751,069

Cash and Cash Equivalents, end of period	$26,920,605	$38,938,062	$52,414,312

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Property and equipment purchased under financing or capital lease obligations	$—	$3,905,542	$1,094,458

Repayment of notes payable by issuance of 60,000 shares of common stock	$—	$310,200	$—

Issuance of notes receivable for exercise of stock options	$—	$—	$1,131,380

Issuance of notes receivable and receipt of common stock in Micromet	$—	$4,145,533	$—

Issuance of convertible note payable to EPIL to fund the Company’s 80.1% interest in joint venture	$3,986,442	$673,929	$—

Issuance of Series A redeemable preferred stock to purchase initial 80.1% interest in joint venture	$—	$12,015,000	$—

Acquisition of Ontogeny and Reprogenesis:
Fair value of assets acquired	$—	$—	$38,952,383
Assumed liabilities	—	—	(9,143,881)
Cost in excess of net assets acquired	—	—	125,123,232
In-process research and development cost acquired	—	—	294,800,000
Acquisition costs incurred	—	—	(2,337,781)

Fair value of common stock issued	$—	$—	$447,393,953

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

(1)    OPERATIONS

Curis, Inc. (Curis or the Company) is a therapeutic drug development company. The Company’s mission is to discover and develop novel therapeutic drugs to treat diseases and disorders for which there are no adequate therapies or for which the new drug represents a significant advancement over the current therapy. The Company’s technology focus is on regulatory signaling pathways that control repair and regeneration. The Company’s product development involves using proteins or small molecules to modulate these pathways, for example, to increase the pathway signals when they are insufficient or decrease them when they are excessive. The Company has successfully used this technology and product development strategy to produce several promising drug product candidates in the fields of kidney disease, neurological disorders, cancer, and hair regrowth.

In the last quarter of 2002, the Company announced a significant corporate partnership with Ortho Biotech Products, L.P. (a subsidiary of Johnson & Johnson) and the monetization of the Company’s future revenue stream from Stryker Corporation. In addition, the Company entered into transactions with Amylin Pharmaceuticals, Inc., and ES Cell International Pte, Ltd.

In February of 2002, The Company completed a realignment of its research and development programs and a re-focusing of its resources on its proprietary signaling pathways, particularly the Bone Morphogenic Protein (BMP) and the Hedgehog (Hh) families of product candidates (the Realignment). As part of the Realignment, the Company terminated its cell therapy clinical programs, reduced its workforce by 46 people, incurred cash expenses of $3,490,000 and non-cash expenses of $5,337,000 and terminated a lease on a 50,000 square foot development and manufacturing facility (see Note 2). In December 2002, we further reduced its headcount by an additional 14 employees in an effort to reduce our cash burn.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, reliance on corporate partners to successfully research, develop and commercialize products based on the Company’s technologies, and compliance with FDA government regulations and approval requirements as well as the ability to grow the Company’s business and obtain adequate financing to fund this growth.

(2)    REALIGNMENT

As described above, the Company announced the Realignment of its research and development programs in the first quarter of 2002. Realignment expenses of $3,490,000 were recorded in the three-month period ended March 31, 2002. These charges related to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000. As of December 31, 2002, the Company had paid all of these costs and does not expect to incur additional costs in the future.

In connection with the Realignment, the Company recorded impairment charges of property and equipment assets of approximately $5,337,000. This charge related to impairment of assets at the Company’s manufacturing and development facility located at its facility located at 21 Erie Street, Cambridge, MA (the Erie Street Facility). $4,761,000 of the total impairment charge related to the write-off of tenant improvements made to the Erie Street Facility since such improvements were

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

affixed to the facility and therefore could not have been sold separately from the facility. The remaining $576,000 of impairment charge represented the write-down of the furniture and equipment assets held at the Erie Street Facility to their estimated salvage value. The amount the Company received from the sale of these assets was not significantly different from the originally estimated fair value.

(3)    MERGER

Curis, Inc. was incorporated on February 14, 2000, and was formed on July 31, 2000. Creative (a Delaware corporation), Ontogeny (a Delaware corporation), and Reprogenesis (a Texas corporation), merged (the Merger) with and into the Company, pursuant to an Agreement and Plan of Merger dated as of February 14, 2000 (the Merger Agreement). On July 31, 2000, the Company, as the surviving company of the Merger, assumed the rights and obligations of Creative, Ontogeny and Reprogenesis. Immediately after the Merger, the Company was owned approximately 43% by the former stockholders of Creative, 38% by the former stockholders of Ontogeny and 19% by the former stockholders of Reprogenesis. Consequently, for accounting purposes, the Company is deemed to be the successor to Creative, and the historical financial statements of Creative have become the historical financial statements of the Company. The Merger has been accounted for as a purchase of Ontogeny and Reprogenesis in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations, and accordingly, Ontogeny’s and Reprogenesis’ operating results since the Merger date are included in the accompanying financial statements.

Pursuant to the Merger Agreement, the following conversion ratios were applied to the outstanding securities of Creative, Ontogeny and Reprogenesis:

•	Creative’s common stockholders and the holders of options or warrants to acquire the common stock of Creative received, or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company’s common stock equal to 0.3000 multiplied by the number of shares of Creative common stock outstanding or subject to options or warrants;

•	Ontogeny’s capital stockholders and the holders of options or warrants to acquire the capital stock of Ontogeny received, or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company’s common stock equal to 0.2564 multiplied by the number of shares of Ontogeny capital stock outstanding or subject to options or warrants; and

•	Reprogenesis’ capital stockholders and the holders of options or warrants to acquire the capital stock of Reprogenesis received, or are entitled to receive, upon the exercise of options or warrants, an aggregate number of shares of the Company’s common stock equal to 0.1956 multiplied by the number of shares of Reprogenesis capital stock outstanding or subject to options or warrants.

In connection with the Merger, the Company approved a 0.30-for-1 stock split of the Company’s common stock. All share and per share amounts of common stock for all periods have been retroactively adjusted to reflect the stock split. In addition, the Company’s certificate of incorporation was amended and restated among other things, to change its authorized capital stock to 125,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

In accordance with APB Opinion No. 16, the purchase price for Ontogeny and Reprogenesis has been allocated to the assets and liabilities of Ontogeny and Reprogenesis based on their fair values. The aggregate purchase price based on the fair market value of Creative common stock was $300,731,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

and $149,000,000 for Ontogeny and Reprogenesis, respectively, including the value of the outstanding options and warrants exchanged for options and warrants to purchase the common stock of Curis and the transaction costs related to the Merger.

The purchase price of Ontogeny and Reprogenesis was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $294,800,000 and assembled workforce of $500, 000. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the merger date. The excess of the purchase price over the fair value of identified tangible and intangible net assets of $105,477,000 has been allocated to goodwill. Through December 31, 2001, intangible assets were being amortized over their estimated useful lives of four to five years. Beginning January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortization of goodwill and assembled workforce. Going forward, the goodwill will be subject to an annual assessment for impairment based on fair value.

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

The aggregate purchase price of $449,731,000, including acquisition costs, was allocated as follows:

Current assets	$32,082,000
Property, plant and equipment	6,328,000
Assembled workforce	500,000
In-process research and development	294,800,000
Deferred compensation	19,146,000
Other assets	542,000
Goodwill	105,477,000
Assumed liabilities	(9,144,000)

$449,731,000

Unaudited pro forma operating results for the Company, assuming the Merger occurred at the beginning of the period presented are as follows:

Year Ended December 31, 2000
Revenues	$4,486,633
Net loss	$(98,674,701)
Net loss per share	$(3.78)

For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are the Company’s significant accounting policies:

(a)	USE OF ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the collectibility of receivables, the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

(b)	CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Curis Securities Corporation, Inc. Intercompany balances have been eliminated in consolidation.

(c)	REVENUE RECOGNITION

The Company’s research and development contract revenue is primarily derived from contracts with biotechnology and pharmaceutical companies. These contracts may include payments for research related activities, license fees, research and development milestones and royalties. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition. In accordance with SAB No. 101, the Company recognizes revenue related to research activities as they are performed, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations. In the event the Company has remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. The percentage of services performed is based on the ratio of the number of direct labor hours performed to date to total direct labor hours the Company is obligated to perform under the related contract, as determined on a full-time equivalent basis. The remainder, if any, will be recognized proportionately as the remaining services are performed. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized during the year ended December 31, 2003 are classified as long-term deferred revenue. As of December 31, 2002, the Company has long-term deferred revenue of approximately $11,962,000 related to the Micromet (see Note 11(d)) multiple element arrangement and short-term revenue of approximately $192,000 related to a collaboration between the Company and ES Cell (see Note 11(e)).

Government grant revenues consist of grant awards from the Department of Health and Human Services and the National Institute of Standards and Technology (NIST) (see Note 10). Revenue is

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

recognized under government grants as the services are provided and when payment is reasonably assured under the terms of the grant.

During the years ended December 31, 2002, 2001 and 2000, total revenues from major customers as a percent of total revenues of the Company were as follows:

	Year Ended December 31,
	2002	2001	2000
Stryker Corporation	78%	9%	69%
Ortho Biotech Products, L.P.	19%	—%	—%
NIST	—%	88%	24%

(d)	RESEARCH AND DEVELOPMENT

Research and development costs, including internal and external costs, are charged to operations as incurred. Certain research and development projects are or have been partially funded by research and development contracts and government grants, and the expenses related to these activities are included in research and development costs. Research and development costs include personnel costs, lab and animal supplies, outside services including sponsored research agreements, an allocation of facilities costs and fringe benefits, and legal costs associated with the Company’s patent portfolio. Research and development costs are presented net of costs incurred by the Company on behalf of Curis Newco, Ltd. (Curis Newco), a joint venture established by the Company and affiliates of Elan Corporation, plc (Elan) in July 2001. These expenses totaled $5,263,000 and $1,774,000 for the years ended December 31, 2002 and 2001, respectively. However, 80.1% of these costs, the Company’s share of the joint venture’s costs, are included as part of Equity in loss from joint venture in the Consolidated Statement of Operations and Comprehensive Loss.

(e)	CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents consist of short-term, highly liquid investments purchased with maturities of three months or less. All other liquid investments are classified as marketable securities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, all of the Company’s marketable securities have been designated as available-for-sale and are stated at market value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period the securities are sold.

The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2002, with maturity dates ranging between one and 11 months and with a weighted average maturity of 2.5 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Insurance annuity contracts	$9,514,000	$120,000	$9,634,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 2001, with maturity dates ranging between one and 12 months and with a weighted average maturity of 5.2 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
U.S. government obligations	$4,682,000	$12,000	$4,694,000
Commercial paper	1,273,000	1,000	1,274,000
Corporate bonds and notes	6,310,000	1,000	6,311,000
Corporate equity securities	53,000	837,000	890,000

Total marketable securities	$12,318,000	$851,000	$13,169,000

At December 31, 2001, the Company held 53,571 shares of Exelixis, Inc. (Exelixis) common stock which are included in the Company’s balance sheet as of December 31, 2001, under the category “Marketable securities—Restricted” with a fair market value of approximately $890,000. During the first quarter of 2002, the Company sold all of its shares of Exelixis common stock for total net proceeds of approximately $655,000 and recognized a gain of $601,000 as the Company had recorded a $54,000 basis in these shares.

(f)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, accounts receivable, long-term notes receivable, accounts payable, convertible notes payable, debt and lease obligations, and convertible exchangeable preferred stock. The estimated fair values of the Company’s financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

Cash and cash equivalents, accounts and notes receivable, and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

The fair value of marketable securities is based on current quoted market values. Equity investments in non-publicly held companies are reflected in the accompanying consolidated financial statements at a discounted value to the Company’s best estimate of the fair value of such equity investments. When determining the fair values of such investments, the Company generally considers such factors as the fair value paid by outside investors for similar equity in such companies and macroeconomic factors that may have effected values since the last such investment by other outside investors. Because, in the Company’s opinion, the value of its investment in non-publicly held companies is inherently more difficult to estimate than the value of publicly traded securities, the Company substantially discounts the value of its investments in non-publicly held companies to present a more conservative book valuation. The Company periodically reevaluates its book valuation of its investments in non-publicly held companies to determine if its book valuation should be changed. As of December 31, 2002 the value of the Company’s investments in non-publicly held investments was $853,000 and is included in “Deposits and other assets” in the Consolidated Balance Sheet.

The convertible notes payable, and certain other debt and lease obligations have fixed rates of interest and will be subject to fluctuations in fair value during their terms. As of December 31, 2002, the fair value of these instruments approximates their carrying amount due to the short-term maturity of these instruments and the short lapse of time from their issuance. The Company has a cash—secured term

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

loan with a lender that has a variable rate of interest. The carrying amount of this debt obligation approximates fair value due to the underlying market conditions and short lapse of time from its issuance (see Note 7).

(g)	PLANT AND EQUIPMENT

Purchased equipment is recorded at cost. Leased equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment and computers	3-5 years
Leasehold improvements	Life of the lease
Office furniture and equipment	5 years
Equipment under lease obligations	Life of the lease

As a result of the Realignment, during the year ended December 31, 2002, the Company recorded impairment charges of property and equipment assets of approximately $5,337,000. This charge related to impairment on assets at the Company’s Erie Street Facility (see Note 2).

(h)	OTHER INTANGIBLE ASSETS

The Company has filed applications for United States and foreign patents covering aspects of its technology. Certain costs related to successful patent applications and certain costs related to pending applications from which the Company is currently deriving economic benefit, are capitalized and amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Accumulated amortization was approximately $360,000 and $570,000 at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company had $252,000 and $727,000, respectively, recorded for capitalized patent applications, net of accumulated amortization. During the years ended December 31, 2002 and 2001, the Company recognized impairments charge of approximately $271,000 and $4,611,000, respectively, to reduce the carrying value of certain patents (see Note 4(i)). The Company evaluates all patent costs and, to the extent there is uncertainty as to the realizability of such costs, they are expensed as incurred.

(i)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than Goodwill consist of a long-term note receivable from Micromet, investments in certain of our strategic alliance partners, capitalized patent costs, and long-term deposits. The aggregate balances for these long-lived assets were $6,022,000 and $5,694,000 as of December 31, 2002 and 2001, respectively. The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), effective January 1, 2002. SFAS No. 144 further refines the requirements of SFAS No. 121, requiring that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition,

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002.

During the fourth quarter of the year ended December 31, 2002, the Company recorded an impairment charge of approximately $271,000 to reduce the carrying value of patents associated with the Company’s OP-1 technology which is licensed to Stryker. The charge was recorded as a result of the Company’s transaction with Stryker, under which the Company sold its rights to future royalties from Stryker on sales of OP-1. The Company wrote these patents off because the Company will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to the Company.

For years prior to 2002, the Company applied the provisions of SFAS No. 121. SFAS No. 121 requires that the Company continually evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may have been impaired. Any write-downs were to be treated as permanent reductions in the carrying amounts of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other long-lived assets based on the projected cash flows of the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

During the third quarter of the year ended December 31, 2000, the Company performed a review of its capitalized patent costs as part of evaluating its post-merger strategy. This review resulted in an impairment charge of approximately $4,611,000 to reduce the carrying value of those patents determined not to be beneficial or not expected to be utilized in future operations and which have no alternative future use. This amount has been included under “Amortization of and impairment charge related to intangible assets” in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2000.

(j)	GOODWILL

Effective January 1, 2002, the Company has applied the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, on January 1, 2002, the Company reclassified assembled workforce as goodwill and ceased amortization of goodwill. Goodwill was subject in 2002 to both a transitional goodwill impairment test as of January 1, 2002 and an annual assessment for impairment based on fair value. The Company has determined that it consists of a single reporting unit. In conjunction with the adoption of SFAS No.142, the Company completed the transitional goodwill impairment test in the first quarter of 2002 by comparing the Company’s fair value to its net assets, including goodwill. If the carrying value of the Company’s net assets exceeded the Company’s fair value, then goodwill would have been impaired. In performing its analysis, the Company determined its fair value based on quoted market prices adjusted to provide for a control premium. The transitional goodwill impairment test indicated that no impairment of goodwill had occurred as of January 1, 2002.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

2002 that required the Company to reevaluate the carrying value of goodwill. The Company performed this reevaluation and concluded that no goodwill impairment had occurred as of March 31, 2002.

After the March 31, 2002 goodwill impairment test was completed, the Company experienced a decrease in its market capitalization during the three-month period ended June 30, 2002. This decline in market capitalization led the Company to conclude that the decline in market value served as an indication that the carrying value of its goodwill asset may be impaired. Accordingly, the Company conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and concluded that goodwill impairment had occurred as of June 30, 2002. To determine the amount of the impairment charge, the Company calculated its implied goodwill as the difference between the fair value of the Company as a whole and the fair value of the Company’s assets and liabilities. In calculating the impairment charge, the fair value of the Company’s intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. The Company determined that its implied goodwill was $8,982,000 and recorded a non-cash charge of approximately $64,098,000 to write-down its existing goodwill. This charge is included in operating costs and expenses within the Company’s statements of operations and comprehensive loss for the year ended December 31, 2002.

The Company recorded expense related to the amortization of goodwill of approximately $23,114,000 and $9,641,000 during the years ended December 31, 2001 and 2000, respectively. The Company recorded expense related to the amortization of assembled workforce of $100,000 and $42,000 during the years ended December 31, 2001 and 2000, respectively. Due to the adoption of SFAS No. 142, the Company recorded no amortization of either goodwill or assembled workforce in 2002. As of December 31, 2002, the Company determined that all of its intangible assets, other than goodwill and assembled workforce, have finite lives and, therefore, the Company will continue to amortize these intangible assets in future periods.

The following table presents the impact SFAS 142 would have had on our net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000:

	The Year Ended December 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Net Loss	$(81,863,000)	$(23,114,000)	$(58,749,000)

Net Loss per Common Share	$(2.58)	$(0.73)	$(1.85)

	The Year Ended December 31, 2000
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Net Loss	$(350,351,000)	$(9,641,000)	$(340,710,000)

Net Loss per Common Share	$(19.80)	$(0.55)	$(19.25)

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(k)	COMMON STOCK REPURCHASES

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The Company accounts for its common stock repurchases under the Cost Method. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 1,022,207 shares through December 31, 2002 at a cost of approximately $869,000.

(l)	BASIC AND DILUTED LOSS PER COMMON SHARE

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share were determined by dividing net loss, after giving effect to the accretion on Series A Convertible Exchangeable Preferred Stock in 2002 and 2001, by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants, convertible debt, and the Series A Convertible Exchangeable Preferred Stock, that were not included in diluted net loss per common share were 12,812,883, 9,608,562 and 6,899,088 as of December 31, 2002, 2001 and 2000, respectively.

(m)	STOCK-BASED COMPENSATION

Stock options issued to employees under the Company’s stock option and employee stock purchase plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, including FASB Interpretation No. 44 (see Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net loss and net loss per share in the notes to the financial statements. At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	For the Year ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders as reported	$(83,038,000)	$(82,190,000)	$(350,351,000)
Add back: Stock-based compensation, included in net loss, as reported	2,160,000	10,358,000	16,628,000
Deduct: Stock-based compensation expense determined under fair value based method for all award	(7,406,000)	(23,131,000)	(21,711,000)

Total	$(88,248,000)	$(94,963,000)	$(355,434,000)

(n)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company’s adoption of SFAS No. 133 during fiscal 2000 did not have an impact on its financial position or results of operations. As of December 31, 2002, 2001 and 2000, the Company did not have any derivative instruments.

(o)	NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable- interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements.

(5)    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2002	2001
Goodwill	$8,982,000	$105,977,000
Patents	612,000	1,297,000

	9,594,000	107,274,000
Less—Accumulated amortization	(360,000)	(33,467,000)

	$9,234,000	$73,807,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

The changes in the carrying amounts of goodwill for the year ended December 31, 2002, are as follows:

Balance as of January 1, 2002	$73,080,000
Impairment loss	(64,098,000)

Balance as of December 31, 2002	$8,982,000

Through December 31, 2001, goodwill totaling $105,477,000 and assembled workforce of $500,000 were being amortized over their estimated useful lives of four to five years. At January 1, 2002, net goodwill, including assembled workforce was $73,080,000. Beginning January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and reclassified assembled workforce as goodwill and ceased amortization of goodwill (see Note 4(j)).

During the fourth quarter of the year ended December 31, 2002, the Company recorded an impairment charge of approximately $271,000 to reduce the carrying value of patents associated with the Company’s OP-1 technology which is licensed to Stryker. The charge was recorded as a result of the Company’s transaction with Stryker, under which the Company sold its rights to future royalties from Stryker on sales of OP-1. The Company wrote these patents off because the Company will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to the Company.

(6)    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2002	2001
Laboratory equipment and computers	$4,515,000	$1,542,000
Equipment and furniture under capital leases	2,701,000	7,413,000
Leasehold improvements	4,316,000	5,158,000
Leasehold improvements under capital leases	703,000	4,973,000
Office furniture and equipment	523,000	458,000

	12,758,000	19,544,000
Less—Accumulated depreciation and amortization	(8,983,000)	(8,483,000)

Total	$3,775,000	$11,061,000

The Company recorded depreciation expense of $1,955,000, $3,289,000 and $1,309,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended December 31, 2002, the Company recorded impairment charges of property and equipment assets of approximately $5,337,000 related to the Realignment. This charge relates to impairment on assets at the Company’s manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts (the Erie Street Facility). $4,761,000 of the total impairment charge related to the write-off of tenant improvements made to the Erie Street Facility since such improvements were affixed to the facility and therefore could not be sold separately from the facility. The remaining $576,000 of impairment charge represented the loss on disposition of the furniture and equipment assets held at the Erie Street Facility.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(7)    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following at December 31, 2002 and 2001:

	December 31,
	2002	2001
Notes payable to financing agencies for capital purchases	$4,239,000	$5,450,000
Obligations under capital leases, net of approximately $31,000 and $49,000 discount at December 31, 2002 and 2001, respectively	1,291,000	2,611,000
Convertible promissory note agreement with Elan Pharma International, including approximately $200,000 of capitalized interest	4,860,000	675,000
Convertible subordinated note payable to Becton Dickinson, net of $187,000 and $240,000 discount and including $212,000 and $72,000 of capitalized interest at December 31, 2002 and 2001, respectively	2,025,000	1,832,000

	12,415,000	10,568,000
Less—Current portion	(2,105,000)	(3,110,000)

Total long-term debt and capital lease obligations, including convertible debt	$10,310,000	$7,458,000

On June 14, 2002, the Company entered into a $4,695,000 loan agreement with Boston Private Bank & Trust Company (Boston Private Loan Agreement). The Company used the proceeds of the Boston Private Loan Agreement to pay off its existing credit facility with Fleet National Bank. Under the terms of the Boston Private Loan Agreement, Curis (i) pays interest monthly in arrears at a variable interest rate (3.75% as of December 31, 2002), and (ii) repays principal in equal quarterly installments of $235,000 over a five-year term, beginning on September 1, 2002. The outstanding balance on the Boston Private Loan Agreement is fully collateralized with a money market account maintained by the Company at the Boston Private Bank & Trust Company. There are no financial covenants associated with the Boston Private Loan Agreement.

On July 18, 2001, the Company entered into an $8,010,000 convertible promissory note agreement (Note Agreement) with Elan Pharma International Limited (EPIL). The Note Agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable semi-annually. Under the terms of the Note Agreement, the default maturity date is July 18, 2007. However, EPIL has the option to convert all or any portion of the outstanding principal amount into the Company’s common stock under certain circumstances at any time after July 18, 2003, at a price of $8.63 per share, subject to adjustment under certain circumstances, as defined. The borrowings under the Note Agreement are restricted to the Company’s development funding of Curis Newco (see Note 9(c)). As of December 31, 2002, approximately $4,860,000, including approximately $200,000 of capitalized interest, was outstanding under the Note Agreement.

The Company leases equipment under various capital lease arrangements. Monthly payments on leases outstanding as of December 31, 2002, range from $363 to $21,170 and maturities range from January 2003 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 11.0% to 16.3%. As of December 31, 2002, approximately $1,291,000 was outstanding under these agreements and the Company was in compliance with all covenants under these agreements.

On June 26, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable (the Note) in connection with the exercise of an option to negotiate a

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

collaboration agreement. The Note is repayable, at the option of the Company, in either cash or upon issuance of the Company’s common stock at any time up to its maturity date of June 26, 2006. The Note bears interest at 7%, which was below the fair market interest rate on date of issue which the Company estimated to be 11%. The difference between the market interest rate of 11% and the coupon interest rate of 7% is being amortized as interest expense over the remaining term of the Note. As of December 31, 2002, approximately $2,212,000, including approximately $212,000 of accrued interest, was outstanding under the Note.

In December 2000, the Company entered into a term loan agreement with Fleet National Bank to finance equipment purchases and leasehold improvements in its facilities. The agreement made available to the Company an aggregate principal amount of $5,000,000, of which $5,000,000 was outstanding as of December 31, 2001. On June 14, 2002, the Company repaid the remaining obligation to Fleet of $4,695,000 using the proceeds from the Boston Private Loan Agreement, as discussed above.

In June 1998, Reprogenesis entered into equipment and leasehold improvements loan agreements with a maximum borrowing capacity of $2,000,000. The total amount borrowed under these agreements was $1,772,000 at an interest rate of 12.84%. The principal and interest on any borrowings were to be repaid over 48 equal monthly installments. The Company assumed these loan agreements as part of the Merger. The Company fully repaid these loan agreements during 2002.

Maturities of long-term debt and future capital lease obligations are approximately as follows:

Year Ending December 31,
2003	$1,991,000
2004	1,311,000
2005	939,000
2006	2,964,000
2007	5,330,000
Thereafter	—

Total minimum payments	12,535,000
Less—Amount representing interest	(120,000)

Principal obligation	12,415,000
Less—Current portion	(2,105,000)

$10,310,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(8)    COMMITMENTS

(a)	OPERATING LEASES

The Company has noncancellable operating lease agreements for office and laboratory space and certain office and laboratory equipment. The Company’s remaining operating lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year are approximately as follows:

Year Ending December 31,
2003	$825,000
2004	822,000
2005	822,000
2006	1,433,000
2007	518,000
Thereafter	—

Total minimum payments	$4,420,000

Rent expense for all operating leases was approximately $1,227,000, $2,017,000 and $1,372,000 for the years ended December 31, 2002, 2001 and 2000, respectively, net of facility sublease income of approximately $607,000, $405,000 and $268,000 in 2002, 2001 and 2000, respectively.

Due to the Realignment and the Company’s efforts to reduce its cash burn, the Company has decreased its committed space from approximately 102,000 square feet at January 1, 2002 to 54,000 square feet at December 31, 2002. Of the remaining 54,000 square feet, Curis has sublet approximately 17,000 square feet.

Effective August 15, 2002, the Company sublet approximately 12,000 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, MA, at a rate of $29.48 per square foot. The Company’s cost of the sublet space is $26.50 per square foot. The initial term of the sublease is two years with an option, at the subtenant’s discretion, to extend the sublease for an additional term of two years and eight months. During 2002, the Company received sublease payments of $132,000. In addition to the sublease payments, the subtenant is required to pay its pro rata share (approximately 67%) of all building operating costs. The Company’s lease obligation ends on April 30, 2007.

As a result of the Realignment, effective June 30, 2002, the Company terminated the lease for its 50,000 square foot facility at 21 Erie Street, Cambridge, MA. Under the terms of the agreement, the Company made no payments upon lease termination has no further financial or other obligations after June 30, 2002.

Effective March 1, 2002, the Company subleased approximately 5,000, or 15%, of the rentable square footage of its facility at 45 Moulton Street, Cambridge, MA, at a rate of $37.00 per square foot. The Company’s cost of the sublet space is $8.85 per square foot. The term of the sublease is two years and six months. During 2002, the Company received sublease payments of $163,000. In addition to the sublease payments, the subtenant is required to pay its pro rata share (approximately 15%) of all building operating costs. The Company’s lease obligation ends on April 30, 2007.

In November 2000, the Company entered into a sublease for the remaining facility lease in Hopkinton, Massachusetts, previously occupied by Creative. The sublease commenced on November 15, 2000 and

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

terminated on June 30, 2001, also the termination date of the Company’s original lease on this facility. In April 2000, the Company amended one of its Hopkinton, Massachusetts, facility leases previously occupied by Creative whereby the lease terminated on July 31, 2000.

During 2000, the Company entered into a sublease for its Boston, Massachusetts, facility previously occupied by Creative, commencing on July 1, 2000. The sublease terminated on July 31, 2002, also the termination date of the Company’s original lease on this facility. During 2002, the Company received sublease payments of $312,000.

(b)	LICENSE AGREEMENTS

The Company licenses a significant portion of its technology from several universities and foundations. In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pays an annual license fee and is obligated to pay royalties on future product sales, if any, resulting from the underlying licensed technology. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses license fee payments over their respective service periods and expenses royalty payments as related product sales are recorded. The Company accrues expenses for scientific and clinical milestones over the period that the work required to meet the milestone is completed, provided that the Company believes that the achievement of the milestone is probable. The Company incurred license fee expenses of $364,000, $691,000 and $188,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has not incurred any expenses associated with milestone payments or royalties on licensed technology for the years ended December 31, 2002, 2001 and 2000.

In connection with Reprogenesis’ termination of a collaboration, for which the Company retained its rights to the underlying technology, the Company is required to make milestone payments of $3,500,000 contingent upon regulatory approval and commercialization of the reflux and incontinence products, as defined. The Company terminated its reflux and incontinence programs as part of the Realignment. No milestone payments have been made on this agreement through December 31, 2002.

(9)    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2002	2001
Collaboration and clinical costs	$856,000	$2,245,000
Professional fees	936,000	1,187,000
Reserve on Creative Notes (see Note 12)	1,194,000	508,000
Accrued compensation	702,000	380,000
Other	763,000	1,623,000

Total	$4,451,000	$5,943,000

(10)    GOVERNMENT GRANTS

Effective September 20, 1998, Reprogenesis received a grant award for its vesicoureteral reflux product under the Orphan Drug Program of the Department of Health and Human Services. This grant award provides for cost reimbursement funding over a three-year period of approximately $323,000 for

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

certain patient costs associated with a vesicoureteral reflux Phase III clinical trial to the extent the Company complies with all of the requirements governing the grant.

Effective November 1, 1999, Reprogenesis received a grant award for its cardiovascular project from the advanced technology program of the National Institute of Standards and Technology (NIST) to support the development of the Company’s cardiovascular products, Vascugel and Vascuject. The Company has assumed this award in conjunction with the Merger. Under the terms of the grant award, the Company will receive $2,000,000 in cost reimbursement funding to be paid at a rate of approximately $666,000 annually over a three-year period. Funding under the NIST grant is contingent on the Company meeting minimum cost-sharing and other requirements, as defined in the financial assistance award and annual government appropriations for the award. The Company terminated its work on its cardiovascular products as part of the Realignment. As a result, on April 15, 2002, this award was terminated.

On October 5, 2000, the Company announced the receipt of a second $2,000,000 grant from NIST to support the development of a new class of biomaterials designed to enable surgical procedures that augment, repair or regenerate lost structural tissue or physiological function. The grant period is from January 1, 2001 to December 31, 2003. Under the terms of the grant award, the Company will receive $2,000,000 in cost reimbursement funding to be paid at a rate of approximately $666,000 annually over a three-year period. Funding under the NIST grant is contingent on the Company meeting minimum cost-sharing and other requirements, as defined in the financial assistance award and annual government appropriations for the award. The Company terminated its work on biomaterials research as part of the Realignment. As a result, on April 15, 2002, this award was terminated.

No government grant revenue was recorded for the year ended December 31, 2002. The Company recognized approximately $968,000 and $319,000 of government grant revenue under these awards for the years ended December 31, 2001 and 2000, respectively.

(11)    RESEARCH AND DEVELOPMENT AND SIGNIFICANT COLLABORATIONS

(a)	ORTHO BIOTECH PRODUCTS, L.P.

In November of 2002, the Company licensed its broad bone morphogenic protein (BMP) technology portfolio to Ortho Biotech Products, L.P. (Ortho Biotech), a member of the Johnson & Johnson family of companies. Two of Ortho Biotech’s research affiliates, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Centocor Research & Development, also members of the Johnson & Johnson family of companies, will have joint responsibility for further research and development of the Company’s licensed BMP technology portfolio.

The transaction covers all of the Company’s proprietary BMP compounds including BMP-7, which has been studied in animal models as a treatment for chronic kidney disease and systemic complications (renal osteodystrophy and vascular calcification) associated with chronic kidney disease. Use of the Company’s BMPs for the repair or regeneration of local musculoskeletal tissue defects and dental defects is the subject of an exclusive agreement with Stryker and is not included as part of this transaction.

The agreement provides for cash payments from Ortho Biotech to the Company, including an up-front payment of $3,500,000, which was paid in December 2002, and milestone payments at various intervals during the U.S. and European regulatory approval process for the first two therapeutic

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

indications developed. These milestones include a $30,000,000 payment for U.S. regulatory approval of a product for the treatment of kidney disease or associated complications. The agreement further specifies that Curis will receive a royalty on net sales of products that incorporate Curis’ BMP technologies. The Company recognized the upfront payment of $3,500,000 as revenue in the fourth quarter because the Company has no continuing performance obligations under the contract.

(b)	STRYKER CORPORATION

Creative had an agreement with Stryker to identify and develop OP-1, a bone-inducing protein, as orthopaedic reconstruction and dental therapy products. In exchange for research funding, future royalties and revenue from commercial manufacturing, Creative developed OP-1 as a therapy for orthopedic reconstruction and cartilage regeneration and supplied Stryker material for use in clinical trials. Creative restructured its agreements with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time, Stryker acquired Creative’s commercial manufacturing operations. As a result, Stryker had the exclusive right to develop, market, manufacture and sell products based on OP-1 proteins for use in orthopedic reconstruction and dental therapies and was required to pay the Company royalties on such commercial sales. Stryker paid the Company royalties of approximately $387,000 and $97,000 for the years ended December 31, 2002 and 2001, respectively.

On October 1, 2002, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $14,000,000 in cash in exchange for the termination of any future BMP-7 (OP-1) royalty obligations. This transaction also allows the Company to reduce future BMP-7 royalties that it would owe to Stryker for products sold in therapeutic indications other than orthopedics and dental, if any such sales are ever achieved. The Company recorded the $14,000,000 received as revenue during the fourth quarter of 2002 because the Company has no continuing performance obligations under the contract. As a result of this transaction, the Company will receive no future royalties or payments of any other kind from Stryker.

(c)	ELAN INTERNATIONAL SERVICES

On July 18, 2001, the Company and Elan International Services, Ltd. (EIS) formed Curis Newco, Ltd. (Curis Newco), an entity that is committed to the research and development of molecules that stimulate the hedgehog (Hh) signaling pathway. This pathway had previously been shown to play a role in the development of the central and peripheral nervous systems. At the time Curis Newco was formed, EIS purchased 546,448 shares of the Company’s common stock for $4,000,000, or $7.32 per share, and received a warrant to purchase up to 50,000 shares of the Company’s common stock at $10.46 per share. The warrant is exercisable for five years. Also, EIS was issued 1,000 shares of the Company’s newly created Series A convertible exchangeable preferred stock (Series A Preferred Stock) valued at $12,015,000 (See Note 13). The Series A Preferred Stock is, at EIS’s option, convertible into the Company’s common stock at $14.12 per share or exchangeable for non-voting preference shares of Curis Newco (Newco Preference Shares), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of Curis Newco (Aggregate Newco Shares). The Company was required to use the $12,015,000 in value from its issuance of the Series A Preferred Stock sale to acquire 80.1% of the Aggregate Newco Shares. The issuance of Series A Preferred Stock and the acquisition of the Aggregate Newco Shares were simultaneously completed in the form of a non-cash cross-receipt. This acquisition consisted of 100% of the voting common shares of Curis Newco (Newco Common Shares) and 60.2% of the Newco Preference Shares, which represent 50% and 30.1%, respectively, of the Aggregate Newco Shares. In addition, EIS contributed $2,985,000 to Curis Newco to acquire 39.8% of the Newco Preference Shares, which represent 19.9% of the Aggregate Newco

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

Shares. Curis Newco transferred the aggregate value of $15,000,000 in a non-cash cross-receipt transaction to Neuralab Limited, an affiliate of EIS, for a non-exclusive license giving Curis Newco rights to use an animal model, a mouse strain that develops many of the features of human neurodegenerative diseases. Upon Curis Newco’s completing this transaction, the cost of this license was expensed as a research and development cost by Curis Newco as the technology acquired had not yet reached technological feasibility and there was no future alternative use for the technology. The Company’s share of this expense was $12,015,000 and is included in Equity in loss from joint venture in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2001. In addition, the Company contributed to Curis Newco an exclusive license with respect to certain technology related to human neurodegenerative diseases.

Curis Newco was formed by issuing Newco Common Shares and Newco Preference Shares valued at $15,000,000 to the Company and EIS. The Company owns 100% of the outstanding Newco Common Shares, which represents 100% of the outstanding voting Curis Newco shares. The Newco Preference shares are non-voting and are convertible, at the option of the holder thereof, into voting Newco Common Shares at any time after July 18, 2003. While EIS currently does not own any Newco Common Shares and is unable to convert any of its Newco Preference Shares into Newco Common Shares until July 18, 2003, it has retained significant minority investor rights that the Company considers to be “participating rights” as defined in EITF Issue 96-16 Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. EIS’s participating rights prevent the Company from exercising sole control over Curis Newco with respect to certain enumerated actions related to the technology licensed from Neuralab Limited. Accordingly, the Company has not consolidated the financial statements of Curis Newco but instead accounted for its investment in Curis Newco under the equity method.

The Company is required to provide additional funding to Curis Newco as needed in relation to its 80.1% ownership interest in Curis Newco. On July 18, 2001, the Company entered into the Note Agreement for $8,010,000 with EPIL to help finance the Company’s development funding of Curis Newco. The borrowings under the Note Agreement are restricted to this funding purpose (see Note 7).

The Company performs research for Curis Newco and incurred research expenses of approximately $5,263,000 and $1,774,000 on behalf of Curis Newco during the year ended December 31, 2002 and the period of inception (July 18, 2001) through December 31, 2001, respectively. In addition, Neuralab program management fees and other direct expenses of Curis Newco totaled approximately $97,000 and $21,000 for the years ended December 31, 2002 and 2001, respectively. The Company’s 80.1% share of Curis Newco operating expenses was $4,311,000 and $13,453,000 for the years ended December 31, 2002 and 2001, respectively, and is presented as Equity in loss from joint venture in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company has recorded receivables from Curis Newco of $1,299,000 and $958,000 as of December 31, 2002 and 2001, respectively. These receivables represent research and development expenses incurred by Curis and invoiced to Curis Newco for services performed on behalf of Curis Newco during the periods of October 1st to December 31st in each respective year. The Company has recorded payables to Curis Newco of approximately $ 1,089,000 and $772,000 December 31, 2002 and 2001, respectively. These payables represent the Company’s 80.1% share in Curis Newco’s expenses for the periods of October 1st to December 31st in each respective year.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(d)	MICROMET AG

On June 29, 2001, the Company entered into a purchase and sale agreement with Micromet, AG (Micromet), a German corporation, pursuant to which the Company assigned its single-chain- polypeptide technology to Micromet in exchange for $8,000,000 in cash, 3,003 shares of Micromet common stock which the Company has valued at approximately $686,000, and a convertible promissory note (Convertible Note) of EUR 4,068,348. The Convertible Note bears interest at 7% and is due the earlier of (i) the closing date of an initial public offering of Micromet’s shares or (ii) June 30, 2005. Upon reaching maturity, the Company has the option to receive either cash or shares of Micromet common stock. The Company records the Convertible Note at its market value, based on the relative value of the EURO to the U.S. Dollar. The Convertible Note values as of December 31, 2002 and 2001, respectively, were $4,663,000 and $3,732,000, including accrued interest of $398,000 and $128,000, and are included as “Deposits and other assets” at the Company’s Consolidated Balance Sheets. Periodic changes in the market value of the euro-denominated Convertible Note are included within “Other income” at the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company recorded other income of $660,000 and $145,000 related to these changes in market value for the years ended December 31, 2002 and 2001, respectively.

In addition, effective December 31, 2001, the Company entered into a target research and license agreement and a product development agreement with Micromet. These agreements will provide the Company with royalties on Micromet’s product revenues, if any, arising out of the assigned technology, joint ownership of future product discoveries, if any, arising out of the collaboration, and access by Curis to Micromet’s proprietary single cell analysis of gene expression technology. In addition, the product development agreement will require the Company to jointly fund research for potential targets through the proof of principle stage. The Company will also have the right, but not the obligation, to jointly or solely fund the development of targets from the proof of principle stage through the completion of phase I clinical trials. Lastly, the Company will be obligated to pay milestones to Micromet upon the attainment of certain development goals.

The Company will recognize as revenue the value of all consideration received from Micromet under the purchase and sale agreement over the Company’s estimated performance period under the product development agreement. The Company recognized $183,000 in revenue during the year ended December 31, 2002. No revenue was recognized under this arrangement for the year ended December 31, 2001. The Company does not currently expect to co-develop any technology under the existing agreements with Micromet. Accordingly, the Company has recorded all remaining deferred revenue as long-term deferred revenue of approximately $11,962,000 in the accompanying Consolidated Balance Sheet at December 31, 2002.

(e)	ES CELL INTERNATIONAL, PTE, LTD.

On December 17, 2002, the Company assigned and licensed its patent rights related to the development of cellular therapeutics for the treatment of diabetes to ES Cell International Pte, Ltd. (ES Cell) in exchange for an up-front fee and an equity position in ES Cell. As part of the overall transaction, ES Cell will assume all responsibility for future development and clinical testing of the Company’s diabetes stem-cell technologies, including the funding of six of the Company’s scientists through December 17, 2003 at a rate of $250,000 per scientist per year.

As part of its agreement with ES Cell, the Company is required to maintain employment for the six scientists that are funded by ES Cell for a period of one year. Since Curis has a continuing performance obligation as part of this transaction, the Company is recognizing as revenue the up-front cash payment

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

and the value of the equity received over the one-year term of its obligation. As of December 31, 2002, the Company has recorded $192,000 in deferred revenue relating to this transaction. Since the Company’s obligation will be completed during 2003, this amount is included as short-term deferred revenue at the Company’s Consolidated Balance Sheets.

(f)	AMYLIN PHARMACEUTICALS, INC.

In December of 2002, the Company licensed its PYY patent applications to Amylin Pharmaceuticals, Inc. (Amylin) in exchange for an up front fee, milestone payments, and a royalty on product sales, if any are ever realized. Amylin has sole responsibility for all further development of the PYY compound. Since the Company has no continuing obligation under the terms of this transaction, 100% of the up-front payment was recognized as revenue during 2002.

(g)	AEGERA THERAPEUTICS

The Company entered into a license and collaboration agreement, effective January 5, 2001, with Aegera Therapeutics, Inc. (Aegera) granting the Company an exclusive worldwide license of Aegera’s skin-derived, adult stem cell technologies. In consideration for the technology license, the Company paid a $100,000 up-front license fee, paid $250,000 for equity securities in privately-held Aegera, and issued approximately $100,000 of Curis common stock to Aegera. In addition, under the terms of the agreement, the Company made one additional license payment of $100,000 which was charged to expense in 2002.

The Company is required to make various milestone and royalty related payments to Aegera upon Aegera’s achievement of scientific milestones and the recognition of product sales revenue, if any, respectively. Milestone payments range from $250,000 to $1,500,000 and are payable upon the achievement of certain research, development and regulatory goals. The aggregate number of potential milestone payments is not determinable at the onset of the agreement. No milestone payments have been made as of December 31, 2002.

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

(h)	BECTON DICKINSON

In January 1999, Ontogeny and Becton Dickinson (Becton) entered into a two-year research collaboration focusing on the application of cellular therapy and human pancreatic beta islets in the treatment of diabetes. Under the terms of the agreement, Becton provided one advanced researcher to work full time at one of the Company’s facilities throughout the period of the research collaboration. All developments created by this researcher are the property of Curis.

On June 26, 2001, the Company received $2,000,000 from Becton under a convertible subordinated note payable (the Note) in connection with the exercise of an option to negotiate under this collaboration agreement. The Note is repayable, at the option of the Company, in either cash or upon issuance of the Company’s common stock at any time up to its maturity date of June 26, 2006. The Note bears interest at 7%, which was below the fair market interest rate on date of issue which the Company estimated to be 11%. The difference between the market interest rate of 11% and the coupon interest rate of 7% is being amortized as interest expense over the remaining term of the Note. As of

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

December 31, 2002, approximately $2,212,000, including approximately $212,000 of accrued interest, was outstanding under the Note.

(12)    NOTES RECEIVABLE—OFFICERS

In 1996, Ontogeny loaned an executive officer (the Executive Officer) $500,000 (the 1996 Loan), of which $300,000 was forgiven over a five-year period ending in 2001. The remaining $200,000 was scheduled to mature in 2003 and was being amortized through December 2001 over a seven-year period that commenced in 1996. Upon forgiveness, the Company committed to pay for any resulting income taxes to the Executive Officer. The Company was recording compensation expense for the total of this loan over a period of five years and was accruing the related taxes. The amortized principal related to the remaining $200,000 outstanding under the 1996 Loan as of December 31, 2001 was $157,000 and accrued taxes related to this commitment of approximately $196,000 were included in accrued expenses. As of December 31, 2002, this loan had been forgiven by the Company.

On August 3, 2001, the Company entered into another loan agreement with the Executive Officer, totaling $500,000 (the 2001 Loan). The loan was full recourse and bore interest at an annual rate of 8.0%. All principal and interest was due in full on December 31, 2002. The Executive Officer’s obligations under the loan were secured by a pledge of all of the Executive Officer’s shares of the Company’s common stock. In addition, during the term of the loan agreement, the Executive Officer had agreed not to transfer any rights he has to acquire additional shares of the Company’s common stock. As of December 31, 2002, this loan had been forgiven by the Company.

As part of the Realignment, the Executive Officer’s (hereafter referred to as “Former Executive Officer) employment with the Company was terminated. The Company entered into a severance agreement on January 28, 2002 (the January Severance Agreement) with the Former Executive Officer which included (i) severance equal to twelve months salary, (ii) accelerated forgiveness of the 1996 Loan originally scheduled to be forgiven in 2003 and a payment in an amount equal to any income tax obligations that this individual may incur resulting from such forgiveness, and (iii) forgiveness of principal and interest on a $500,000 note entered into on the 2001 Loan. Under the terms of the January Severance Agreement, the Former Executive Officer was obligated to reimburse the Company for any taxes payable by the Company upon forgiveness of the 2001 Loan. The principal value of these loans was included in “Notes receivable—Officer”, in either the short- or long-term portion of the Company’s Consolidated Balance Sheet at December 31, 2001, as appropriate.

The Company was required to withhold taxes upon forgiveness of both the 1996 Loan and 2001 Loan. Because the Company was not forgiving taxes on the 2001 Loan, the Company agreed to amend the January Severance Agreement to clarify the repayment obligation under which the Company would pay the minimum required tax liability on the 2001 Loan in exchange for a reduction in the Former Executive Officer’s severance. There was no substantive difference in the cash obligation to the Company under the January Severance Agreement, as amended. During the third quarter of 2002, the loans were forgiven. Accordingly, there are no amounts relating to either the 1996 Loan or the 2001 Loan recorded at the Company’s balance sheet as of December 31, 2002.

On February 8, 2000, Creative loaned to two executive officers an aggregate of approximately $1,131,000, which was equal to the aggregate exercise price of incentive stock options exercised by them on the same date (Creative Notes). The officers immediately used these funds to pay Creative the exercise price of such incentive stock options. Neither of these executive officers became officers or employees of the Company after the Merger. The Creative Notes are full recourse loans that each bear

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

interest at an annual rate of 7.0%. All principal and interest was due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds. As of December 31, 2002, the Creative Notes have not been repaid. The book values of the Creative Notes Receivable were $1,338,000 and $1,292,000 as of December 31, 2002 and 2001, respectively, and are included as “Notes receivable” at the Company’s Stockholders’ Equity section of its Consolidated Balance Sheets. The Company has recorded a reserve for the estimated uncollectible portion of the Creative Notes. This reserve is equal to the total amount outstanding under the Creative Notes less the underlying value of the Curis common stock that secures the Creative Notes. The Company has recorded charges of $686,000 and $508,000 for the years ended December 31, 2002 and 2001, respectively, to reserve against the Creative Notes. The reserve on the Creative Notes was $1,194,000 and $508,000 as of December 31, 2002 and 2001, respectively, and is included in “Accrued Liabilities” at the Company’s balance sheets.

(13)    SERIES A PREFERRED STOCK

On July 18, 2001, the Company issued 1,000 shares of a non-voting Series A Preferred Stock valued at $12,015,000 to EIS in connection with the formation of Curis Newco (See Note 11(c)). The fair value of the Series A preferred shares was determined based on an arm’s length negotiation between the Company and EIS. The Series A preferred stock is mandatorily redeemable as of July 18, 2007, however, it is redeemable at the Company’s option, either in (i) cash at an amount equal to its liquidation preference plus all accrued and unpaid dividends or (ii) the issuance of shares of Curis common stock having a then fair market value equal to the liquidation preference plus all accrued and unpaid dividends. The Series A Preferred Stock is, at EIS’s option and at any time from July 18, 2004 to July 18, 2007, convertible into the Company’s common stock at $14.12 per share. The Series A Preferred Stock is also exchangeable for non-voting Newco Preference Shares at EIS’s option at any time from July 18, 2001 to July 18, 2006 (Exchange Right). The Company is required to account for this Exchange Right at fair value. The fair value of the Exchange Right would be recognized only in the event that the value of the Curis Newco joint venture shares exceeded that of the Company’s common shares. If the fair value of the Curis Newco joint venture shares exceeds that of the Company’s common stock issuable upon conversion, the Company would be required to record a liability for such excess and record a charge to operations. Subsequent changes in this amount would be reported currently in operations by the Company. As of December 31, 2002 and 2001, the Company has determined that there was no incremental value of the Curis Newco joint venture shares as compared to its common shares, accordingly no amounts have been recognized for the Exchange Right.

The Series A Preferred Stock is entitled to dividends as and when declared by the board of directors and to participate equally on a pro rata basis in any dividend declared for the holders of common stock. Also, the Series A Preferred Stock is entitled to a mandatory dividend preference of 6%. Accordingly, the Company recorded a charge to accumulated deficit for the accretion of the 6% Series A Preferred Stock dividend of approximately $723,000 and $326,000 for the years ended December 31, 2002 and 2001, respectively. Such amounts are included in the net loss applicable to common stockholders in the years ended December 31, 2002 and 2001. The holders of Series A Preferred Stock are entitled to receive $1,250 per share, respectively, plus all declared but unpaid dividends, in the event of liquidation, dissolution or winding-up of Curis Newco and before any distribution to common stockholders and any prior series of preferred stock.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(14)    WARRANTS

In connection with the Merger, the Company assumed 71,089 warrants from Ontogeny and Reprogenesis. The exercise prices of these warrants range from $3.40 to $19.51 per share. During the fourth quarter of the year ended December 31, 2000, 55,685 warrants were exercised on a net issuance basis resulting in the issuance of 38,925 shares. At December 31, 2002, warrants to purchase 15,404 shares of common stock with prices ranging from $9.76 to $19.51 per share are outstanding.

On July 18, 2001 and in connection with its common stock issuance to EIS, the Company issued to EIS a warrant to purchase up to 50,000 shares of the Company’s common stock at $10.46 per share. The warrant is exercisable for five years. As of December 31, 2002, the warrant has not been exercised.

(15)    STOCK PLANS

(a)	OPTION PLANS

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan), which permits granting of incentive and non-qualified stock options as well as the issuance of restricted shares. The number of shares of common stock subject to issuance under the 2000 Plan is 12,000,000. At December 31, 2002, 2,657,068 shares are available for grant under the 2000 Plan.

The 2000 Plan permits the granting of incentive and nonqualified stock options to employees, officers, directors and consultants of the Company and its subsidiaries at prices determined by the Board of Directors. Awards of stock may be made to consultants, directors, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant.

In March 2000, the 2000 Director Stock Option Plan (the 2000 Director Plan) was adopted by the Board of Directors and approved by the stockholders in June 2000. The 2000 Director Plan provides for the granting of options to non-employee directors. The number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000. As of December 31, 2002, 260,000 shares are available for grant under the 2000 Director Plan.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

Activity under all the stock option plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, January 1, 2000 (1,060,589 exercisable at a weighted average price of $15.47 per share)	1,710,232	$15.13
Granted	4,447,620	13.77
Exchange of Ontogeny and Reprogenesis options for Curis options	1,772,054	4.57
Exercised	(601,287)	7.75
Canceled	(444,935)	7.27

Outstanding, December 31, 2000 (2,384,703 exercisable at weighted average price of $10.16 per share)	6,883,684	12.00
Granted	3,512,399	3.43
Exercised	(274,640)	2.67
Canceled	(1,914,044)	13.19

Outstanding, December 31, 2001 (2,484,998 exercisable at weighted average price of $9.40 per share)	8,207,399	8.37
Options Granted	4,761,800	1.44
Restricted Stock Awards Granted	396,231	0.01
Exercised	(1,822)	1.18
Restricted Stock Awards Vested	(396,231)	0.01
Canceled	(4,262,485)	8.92

Outstanding, December 31, 2002 (4,220,759 exercisable at weighted average price of $5.38 per share)	8,704,892	$8.30

The table below summarizes options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.39 - $ 0.59	142,974	4.97	$0.58	112,974	$0.59
0.68 - 0.84	453,000	9.69	0.71	75,000	0.68
1.04 - 1.09	1,057,000	9.74	1.09	257,500	1.08
1.11 - 1.32	36,356	8.42	1.17	5,856	1.27
1.50 - 2.32	2,528,170	9.06	1.52	1,113,670	1.54
2.73 - 3.90	2,594,549	7.82	3.42	1,381,133	3.51
4.38 - 6.91	492,563	6.41	5.11	370,500	5.15
7.30 - 10.65	242,150	7.57	10.43	142,150	10.28
12.87 - 19.17	1,060,217	7.53	14.53	669,849	14.53
20.00 - 29.26	41,814	4.90	24.69	36,028	25.09
31.15 - 31.15	56,099	3.71	31.15	56,099	31.15

	8,704,892	8.30	$4.31	4,220,759	$5.38

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(b)	EMPLOYEE STOCK PURCHASE PLAN

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (the ESPP Plan). The Company has reserved 1,000,000 of its shares for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the ESPP Plan period, as defined. During the years ended December 31, 2002, 2001 and 2000, 41,264, 53,888 and 16,732 shares, respectively, were issued under the ESPP Plan.

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

In June 2002, the Company issued from the 2000 Plan 352,752 shares of restricted common stock to its Board of Directors. These shares were awarded in lieu of cash compensation for director and committee services for the period beginning from October 2001 to March 2002 through June 12, 2003. In addition, the Company issued 43,478 shares of restricted common stock to an executive officer in exchange for a $50,000 reduction in cash compensation for the period of June 13, 2002 through June 12, 2003. All of the restricted shares were fully vested on October 21, 2002. Each Director and the executive officer paid consideration equal to the par value for each share awarded ($0.01). The total value of the restricted stock, less the cash consideration paid, was $431,000. The Company is recognizing this expense over the expected service period ending in June 2003. The Company recorded stock-based compensation expense of $269,000 related to these issuances for the year ended December 31, 2002.

In December 2001, the Company recorded a compensation charge of approximately $113,000 and $25,000 related to the issuance of 100% vested options at below fair market value and to a modification of an option vesting period, respectively. The Company recorded a charge of $399,000 related to a change in the exercise terms of stock option agreements in connection with the Merger and the sale of manufacturing operations for the years ended December 31, 2000.

On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of unvested stock options held by Creative’s executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 397,200 options was accelerated and the exercise period for approximately 708,300 vested options was extended, resulting in a non-cash compensation charge of $3,139,000, which was recorded in the year ended December 31, 2000.

In connection with stock options granted to employees and non-employees during the year ended December 31, 2000, the Company recorded deferred compensation of approximately $17,330,000, which represents the aggregate difference between the option exercise price and the fair market value of the common stock on the grant date. The deferred compensation is being recognized as an expense

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

on a straight-line basis over the vesting period, generally four years, of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18. The options granted to non-employees were valued based upon the fair value of the options granted. The Company recorded compensation expense related to these options for the years ended December 31, 2002, 2001 and 2000, per the following table:

	For the Year ended December 31,
	2002	2001	2000
Employees	$1,914,000	$3,934,000	$1,864,000
Non-employees	(21,000)	30,000	39,000

Total	$1,893,000	$3,946,000	$1,903,000

During the years ended December 31, 2002 and 2001, the Company reversed approximately $5,794,000 and $1,840,000, respectively, of unamortized deferred compensation related to options which were forfeited by terminated employees. The deferred compensation balance at December 31, 2002 relating to stock options held by existing employees was $1,928,000.

On February 14, 2000, Reprogenesis issued 300,000 shares of restricted stock to an Executive Officer. These shares of restricted stock were fully vested upon the effective date of the Merger, at which time the Company recorded approximately $1,623,000 of compensation expense representing the fair market value of the shares on that date.

As a result of the Merger, the Company recorded approximately $19,146,000 of deferred compensation as a component of stockholders’ equity related to the value of unvested stock options held by employees and consultants primarily of Ontogeny, which were exchanged for options to acquire Curis’ common stock. The Company amortized this amount over the one-year vesting period of the stock options ending on August 1, 2001. During the years ended December 31, 2001 and 2000, compensation expense related to these options totaled $6,257,000 and $9,564,000, respectively. During the years ended December 31, 2001 and 2000, the Company also reversed approximately $421,000 and $2,116,000, respectively of unamortized deferred compensation related to options which were forfeited by terminated employees.

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions and weighted average values:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.1%	5.0%	6.0%
Expected dividend yield	—	—	—
Expected lives	7.0	7.0	7.4
Expected volatility	116%	111%	113%
Weighted average grant date fair value	$1.22	$3.20	$15.84

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

Forfeitures for grants to executives are recognized as they occur. If the computed fair values of the 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards consistent with SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders—
As reported	$(83,038,000)	$(82,190,000)	$(350,351,000)
Pro forma	(90,444,000)	(94,963,000)	(355,434,000)
Net loss per common share (basic and diluted)—
As reported	$(2.57)	$(2.57)	$(19.80)
Pro forma	(2.80)	(2.98)	(20.09)

(16)     INCOME TAXES

No income tax provision has been provided for federal income tax purposes, as the Company has incurred losses since inception. As of December 31, 2002, the Company had available federal and state net operating loss carryforwards of approximately $175,428,000 and $23,102,000, respectively, which expire at various dates through 2022. In addition, the Company had available federal and state research and development tax credit carryforwards of approximately $6,098,000 and $1,442,000, respectively, which expire at various dates through 2022.

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below:

December 31, 2002
Statutory federal income tax rate	34.0%
State income taxes, net of federal benefit	1.2%
Equity in loss from foreign joint venture	-1.8%
Impairment of non-deductible goodwill	-26.5%
Research and development tax credits	0.8%
Other	-1.1%
Valuation allowance	-6.6%

Effective income tax rate	0.0%

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

The principle components of the Company’s deferred tax assets consist of the following:

	December 31, 2002	December 31, 2001
Deferred Tax Assets:
Net operating loss carryforwards	61,094,000	91,504,000
Investment credit and research and development tax credit carryforwards	7,109,000	4,656,000
Depreciation and amortization	815,000
Amortizable research and development expenditures	17,952,000	9,606,000
Deferred revenue	4,894,000
Accrued expenses and other	1,111,000	254,000

Total Gross Deferred Tax Asset	92,975,000	106,020,000
Valuation Allowance	(92,975,000)	(106,020,000)

Net Deferred Tax Asset	0	0

The Company has not yet achieved profitable operations. In addition, the future availability of the Company’s tax benefits may be significantly limited under Section 382 of the Internal Revenue Code. Section 382 limits the use of net operating loss carryforwards, credit carryforwards and certain other tax attributes as a result of changes in a company’s ownership. The Merger has caused a change in ownership under Section 382 of the Internal Revenue Code and, accordingly, the Company’s ability to utilize the net operating loss carryforwards will be limited. The amount of the limitation has not yet been determined. Accordingly, management believes that the tax benefits as of December 31, 2002 and 2001, do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The future realization, if any amount, of net operating loss carryback attributable to disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options will not be recognized as a tax benefit in the statement of operations, but rather as a component of stockholders’ equity.

In addition, as a result of the Merger, the historical net operating loss carryforwards of Ontogeny and Reprogenesis are available to Curis but are limited due to the provisions of Section 382 of the Internal Revenue Code. The amount and availability of the net operating loss carryforwards of Ontogeny and Reprogenesis have not been determined.

(17)    RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants’ salaries amounting to approximately $213,000 and $141,000 for the years ended December 31, 2001 and 2000, respectively. The Board of Directors has not authorized matching contributions for 2002.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2002

(18)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2002, 2001 and 2000:

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$158,632	$189,603	$222,351	$17,819,952
Income (loss) from operations	(17,315,950)	(70,443,999)	(4,737,026)	13,110,553
Net income (loss) applicable to common stockholders	(18,002,269)	(71,173,411)	(5,932,911)	12,070,253
Basic net income (loss) per share	$(0.56)	$(2.20)	$(0.18)	$0.38
Diluted net income (loss) per share	$(0.56)	$(2.20)	$(0.18)	$0.35
Shares used in computing basic net loss per share	32,329,228	32,334,965	32,578,225	31,843,548
Shares used in computing diluted net loss per share	32,329,228	32,334,965	32,578,225	35,528,208

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$249,165	$202,638	$287,915	$346,785
Loss from operations	(20,097,033)	(19,854,146)	(16,624,108)	(15,599,644)
Net loss applicable to common stockholders	(17,807,229)	(19,277,008)	(28,525,447)	(16,580,347)
Basic and diluted net loss per share	$(0.57)	$(0.61)	$(0.89)	$(0.51)
Shares used in computing basic and diluted net loss per share	31,434,120	31,560,390	32,136,744	32,291,959

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$670,387	$7,471	$65,955	$279,756
Loss from operations	(6,096,809)	(2,757,646)	(323,270,194)	(19,650,558)
Net loss applicable to common stockholders	(5,841,548)	(2,514,016)	(322,870,195)	(19,124,865)
Basic and diluted net loss per share	$(0.52)	$(0.22)	$(15.19)	$(0.71)
Shares used in computing basic and diluted net loss per share	11,267,071	11,471,672	21,250,137	26,786,175

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Curis Newco, Ltd.:

In our opinion, the accompanying balance sheet and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Curis Newco at December 31, 2002, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of Curis Newco, Ltd. as of December 31, 2001, and for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report date January 25, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 4, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To	the Stockholders and Board of Directors of
Curis	Newco, Ltd.:

We have audited the accompanying balance sheet of Curis Newco, Ltd. (a Bermuda corporation in the development stage) as of December 31, 2001, and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (July 16, 2001) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

ARTHUR ANDERSEN LLP

Hamilton,	Bermuda

January 25, 2002

NOTE:  THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH CURIS, INC.’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$1,143	$9,785

Total assets	$1,143	$9,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Curis (Note 5)	1,299,289	957,798
Due to Elan (Note 5)	61,067	6,118

Total current liabilities	1,360,356	963,916

Stockholders’ Deficit:
Non-redeemable convertible preferred stock, $1.00 par value — Authorized, issued and outstanding—6,000 shares as of December 31, 2002 and 2001	6,000	6,000

Common stock, $1.00 par value—
Authorized, issued and outstanding—6,000 shares as of December 31, 2002 and 2001	6,000	6,000

Additional paid-in capital
Capital in excess of par value of stock	14,988,000	14,988,000
Additional capital	7,177,843	1,805,275
Due from stockholders	(1,359,653)	(963,916)
Deficit accumulated during the development stage	(22,177,403)	(16,795,490)

Total stockholders’ equity	(1,359,213)	(954,131)

	$1,143	$9,785

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2002	For the Period from Inception (July 16, 2001) through December 31, 2001
Costs and Expenses:
Research and development	$5,360,748	$16,782,156
General and administrative	21,165	13,334

Net loss applicable to common stockholders	$(5,381,913)	$(16,795,490)

Basic and Diluted Net Loss per Common Share	$(896.99)	$(2,799.25)

Basic and Diluted Weighted Average Shares Outstanding	6,000	6,000

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Non-redeemable convertible preferred stock		Common Stock
	Number of Shares	$1.00 Par Value	Number of Shares	$1.00 Par Value	Additional Paid-in Capital	Due from Stockholders	Deficit Accumulated During the Development Stage	Total Stockholder’s Equity
Incorporation of the Company:
Issuance of non-redeemable convertible preferred stock	6,000	$6,000	—	$—	$7,494,000	$—	$—	$7,500,000
Issuance of common stock	—	—	6,000	$6,000	7,494,000	—	—	7,500,000
Capital contribution	—	—	—	—	1,805,275	—	—	1,805,275
Due from stockholders	—	—	—	—	—	(963,916)	—	(963,916)
Net loss	—	—	—	—	—	—	(16,795,490)	(16,795,490)

Balance, December 31, 2001	6,000	$6,000	6,000	$6,000	$16,793,275	$(963,916)	$(16,795,490)	$(954,131)

Capital contribution	—	—	—	—	5,372,568	—	—	5,372,568
Capital contributions received in cash	—	—	—	—	—	4,976,831	—	4,976,831
Total capital contributions	—	—	—	—	—	(5,372,568)	—	(5,372,568)
Net loss	—	—	—	—	—	—	(5,381,913)	(5,381,913)

Balance, December 31, 2002	6,000	$6,000	6,000	$6,000	$22,165,843	$(1,359,653)	$(22,177,403)	$(1,359,213)

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2002	For the Period from Inception (July 16, 2001) through December 31, 2001
Cash Flows from Operating Activities:
Net loss	$(5,381,913)	$(16,795,490)
Adjustments to reconcile net loss to net cash used in operating activities—
Write-off of acquired technology	—	15,000,000
Non-cash increase in capital contributions	400,595	963,916
Changes in operating assets and liabilities—
Due from stockholders	(400,595)	(963,916)
Due to Curis	341,491	957,798
Due to Elan	54,949	6,118

Net cash used in operating activities	(4,985,473)	(831,574)

Cash Flows from Financing Activities:
Capital contributions received	4,976,831	841,359

Net cash provided by financing activities	4,976,831	841,359

Net change in cash	(8,642)	9,785
Cash, beginning of period	9,785	—

Cash, end of period	$1,143	$9,785

Supplemental Disclosure of Noncash Financing Activities:
Issuance of non-redeemable preferred stock And common stock for technology license	$—	$15,000,000

The accompanying notes are an integral part of these financial statements.

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

On July 18, 2001, EIS was issued 1,000 shares of Curis’ Series A convertible exchangeable preferred stock (Series A Preferred Stock) valued at $12,015,000. The Series A Preferred Stock is convertible, at EIS’s option, into newly issued, fully paid, non-assessable shares of Curis’ common stock or into the preferred stock originally issued to Curis representing 30.1% of the aggregate outstanding shares of Curis Newco on a fully diluted basis. Such exchange would increase EIS’s ownership in Curis Newco to 50% on a fully diluted basis. Curis used the value of the Series A Preferred Stock to acquire its 80.1% interest in Curis Newco on a fully diluted basis. Curis Newco used this investment along with the 19.9% investment from EIS to acquire a license from Neuralab, Ltd., an affiliate of EIS, valued at $15.0 million, giving Curis Newco rights to use specific Elan drug technologies. Immediately upon completing this transaction, the cost of the license was expensed as a research and development cost as the technology acquired had not yet reached technological feasibility and there was no future alternative use for the technology.

Within the period commencing on July 18, 2001 and ending on July 18, 2003, Curis and EIS may provide Curis Newco up to an aggregate amount of $10,000,000 (Development Funding). Such Development Funding is to be provided by Curis and EIS on a pro rata basis based on their respective ownership interests (see Note 4). In order to ensure Curis has funds available for its share of the Development Funding, Curis entered into an $8,010,000 convertible promissory note agreement (the Note Agreement) with Elan Pharma International Ltd. (EPIL). The borrowings under the Note Agreement are subject to Elan’s consent and are restricted for Curis’ funding of its pro rata share of Curis Newco expenses. As of December 31, 2002, borrowings of $4,860,000, including capitalized interest of $200,000 were outstanding under the Note Agreement. Based on the borrowing availability under the Note Agreement to Curis, and subject to the continued agreement of a business plan and funding requirements, Curis Newco believes it has enough available capital to fund operations through the end of the development term (July 18, 2003).

Curis Newco is in the development stage and is devoting substantially all of its efforts toward product research and development. Curis Newco is subject to a number of risks similar to those of other development stage companies. Principal among these risks are the dependence on key individuals, the need to develop commercially usable products, competition from substitute products and larger companies, and the need to obtain adequate financing necessary from Curis and EIS to fund further product development.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(a)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Curis Newco’s financial instruments, which include cash, amounts due from stockholders and the amounts due to Curis and EIS approximate their fair value.

(b)	CONCENTRATIONS OF SUPPLIERS

Certain materials used in Curis Newco’s development process are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect Curis Newco’s operating results.

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

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of non-redeemable convertible preferred stock, aggregated to 6,000 shares as of December 31, 2002 and 2001.

(f)	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from non-owner sources. Curis Newco’s net loss is equal to its comprehensive loss for the period presented.

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

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(i)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company’s financial statements.

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(3)    INCOME TAXES

Under current Bermuda law, Curis Newco is not required to pay any taxes in Bermuda on either income or capital gains. Curis Newco has received an undertaking from the Minister of Finance in Bermuda that, in the event of such taxes being imposed, Curis Newco will be exempted from taxation until the year 2016.

(4)    STOCKHOLDERS’ DEFICIT

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

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(5)    RELATED PARTY TRANSACTIONS

Curis Newco’s research and development and general and administrative costs were paid for directly by the Curis Newco stockholders. These transactions are incurred in the normal course of operations and amounts payable to these stockholders are summarized as follows:

The following table summarizes Curis Newco’s related party transactions:

	December 31, 2002	December 31, 2001
Due to Curis	$1,299,289	$957,798
Due to Elan	61,067	6,118

Total	$1,360,356	$963,916

These balances are unsecured and interest free with no set terms of repayment. They are classified as current liabilities as Curis Newco will reimburse Curis and Elan upon its funding by its stockholders.

Due from stockholders represents the amounts required to be funded into Curis Newco as contributed capital by its stockholders. As of December 31, 2002 and 2001, Curis and ESI are obligated to contribute the following to Curis Newco:

	December 31, 2002	December 31, 2001
Due from Curis	$1,089,082	$772,097
Due from Elan	270,571	191,819

Total	$1,359,653	$963,916

EXHIBIT INDEX

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description

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

3.3

Certificate of Designations of Curis, Inc. (previously filed as an exhibit to the Post-Effective Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 of Curis, Inc. (filed August 10, 2001 (File No. 333-50906) and incorporated herein by reference).

4.1

Form of Curis Common Stock Certificate. (Previously filed with the SEC as Exhibit 4.1 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on May 5, 2000, and incorporated herein by reference.)

4.2

Registration Rights Agreement, dated as of July 18, 2001, among Curis, Elan International Services, Ltd. and Elan Pharma International Limited. (Previously filed with the SEC as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-30347) and incorporated herein by reference.)

4.3

Convertible Promissory Note, dated July 18, 2001, made by Curis in favor of Elan Pharma International Ltd. (Previously filed with the SEC as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 0-30347) and incorporated herein by reference.)

4.4

Security Agreement, dated June 14, 2002, between Curis and Boston Private Bank & Trust Company. (Previously filed with the SEC as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

10.1

Master Lease Agreement, dated October 6, 1997, between Creative and FINOVA Technology Finance, Inc. (Previously filed with the SEC as Exhibit 10.38 to the Creative Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

10.2

Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC. (Previously filed with the SEC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

10.3

Lease Termination Agreement, dated August 15, 2002, between Curis and David E. Clem and David M. Roby, Trustees of 21 Erie Realty Trust. (Previously filed with the SEC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

††10.4

Master Restructuring Agreement, dated as of October 15, 1998, between Creative and Stryker Corporation. (Previously filed as Exhibit 10.10 to the Creative Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

††10.5

Asset Purchase Agreement, dated as of October 15, 1998, between Creative and Stryker Corporation. (Previously filed as Exhibit 10.11 to the Creative Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

10.6

Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation. (Previously filed as Exhibit 10.7 to the Creative Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 0-19910), and incorporated herein by reference.)

Exhibit No.	Description

10.7

Stryker Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation. (Previously filed as Exhibit 10.8 to the Creative Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 0-19910), and incorporated herein by reference.)

10.8

Assignment from Creative to Stryker dated November 20, 1998. (Previously filed as Exhibit 10.9 to the Creative Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 0-19910), and incorporated herein by reference.)

10.9

Second Amendment to Master Restructuring Agreement, dated October 1, 2002, between Curis and Stryker Corporation. (Previously filed with the SEC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

††10.10

CBM Cross-License Agreement, dated as of November 26, 1993, between Creative and Enzon, Inc. (Previously filed with the SEC as Exhibit 10.42 to the Creative Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

††10.11

Enzon Cross-License Agreement, dated as of November 26, 1993, between Creative and Enzon, Inc. (Previously filed with the SEC as Exhibit 10.43 to the Creative Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

††10.12

Cross-License Agreement, dated as of July 15, 1996, among Curis, Genetics Institute, Inc. and Stryker Corporation. (Previously filed with the SEC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1996 of Genetics Institute, Inc. (File No. 0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated herein by reference.)

††10.13

License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior University. (Previously filed with the SEC as Exhibit 10.43 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

††10.14

License Agreement, dated as of September 26, 1996 and amended January 15, 1997, among Curis, The Johns Hopkins University and University of Washington School of Medicine. (Previously filed with the SEC as Exhibit 10.44 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

††10.15

License Agreement, dated as of January 1, 1995 and amended July 19, 1995 and August 30, 1996, between Curis and The Trustees of Columbia University in the City of New York. (Previously filed with the SEC as Exhibit 10.45 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

††10.16

License Agreement, dated as of February 9, 1995 and amended January 1, 1997, between Curis and the President and Fellows of Harvard University. (Previously filed with the SEC as Exhibit 10.46 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

††10.17

Amendment to License Agreement, dated as of September 11, 2000, between Curis and Presidents and Fellows of Harvard College. (Previously filed with the SEC as Exhibit 10.2 to the Curis Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30347), and incorporated herein by reference.)

††10.18

Exclusive License Agreement, dated as of November 2, 1998, among Curis and the Board of Trustees of Leland Stanford Junior University and Johns Hopkins University. (Previously filed with the SEC as Exhibit 10.65 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on June 2, 2000, and incorporated herein by reference.)

Exhibit No.	Description

††10.19

License Agreement, dated as of February 1, 1997, between Curis and the President and Fellows of Harvard College. (Previously filed with the SEC as Exhibit 10.69 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on April 3, 2000, and incorporated herein by reference.)

†10.20

License and Collaboration Agreement, dated as of January 5, 2001, between Curis and Aegera. (Previously filed with the SEC as Exhibit 10.37 to the Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-30347) and incorporated herein by reference.)

10.21

Warrant Agreement, dated as of October 1, 1997, between Curis and Lighthouse Capital Partners, L.P. (Previously filed with the SEC as Exhibit 10.56 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.22

Warrant Agreement, dated as of December 17, 1999, between Curis and Lighthouse Capital III, L.P. (Previously filed with the SEC as Exhibit 10.61 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.23

Stock Subscription Warrant, dated as of November 21, 1997, between Curis and MM Ventures. (Previously filed with the SEC as Exhibit 10.57 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.24

Warrant Agreement, dated as of September 1, 1999, between Curis and Comdisco, Inc. (Previously filed with the SEC as Exhibit 10.59 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.25

Stock Subscription Warrant, dated as of November 21, 1997, between Curis and Transamerica Business Credit Corp. (Previously filed with the SEC as Exhibit 10.57 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.26

Stock Subscription Warrant No. 2, dated as of November 15, 1999, between Curis and Transamerica Business Credit Corp. (Previously filed with the SEC as Exhibit 10.60 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.27

Stock Subscription Warrant, dated as of July 2, 1998, between Curis and Transamerica Business Credit Corp. (Previously filed with the SEC as Exhibit 10.39 to the Joint Proxy Statement-Prospectus on Form S-4 of Curis on March 14, 2000, and incorporated herein by reference.)

10.28

Loan Agreement, dated June 14, 2002, between Curis and Boston Private Bank & Trust Company. (Previously filed with the SEC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

10.29

Secured Term Note, dated June 14, 2002, made by Curis in favor of Boston Private Bank & Trust Company. (Previously filed with the SEC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

10.30

Severance Agreement, effective November 1, 2000, between Curis and Daniel R. Passeri. (Previously filed with the SEC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-30347) and incorporated herein by reference.)

10.31

Employment Agreement, dated September 20, 2001, between Curis and Daniel R. Passeri. (Previously filed with the SEC as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 0-30347) and incorporated herein by reference.)

10.32

Employment Agreement, dated August 1, 2002, between Curis and Christopher U. Missling. (Previously filed with the SEC as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 0-30347) and incorporated herein by reference.)

Exhibit No.		Description

10.33

Securities Purchase Agreement, dated as of July 18, 2001, among Curis, Elan International Services, Ltd. and Elan Pharma International Limited. (Previously filed with the SEC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-30347) and incorporated herein by reference.)

10.34

Agreement for Purchase and Sale of Single-Chain Polypeptide Business, dated as of June 29, 2001, between Curis and Micromet AG. (previously filed as an exhibit to the Current Report on Form 8-K (filed July 2, 2001 (File No. 0-30347)) and incorporated herein by reference).

†	10.35

Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P. (previously filed as an exhibit to the Current Report on Form 8-K (filed December 9, 2002 (File No. 0-30347)) and incorporated herein by reference).

	*21	Subsidiaries of Curis.

	*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been granted as to certain portions of this exhibit.
†	Confidential treatment has been requested as to certain portions of this exhibit.

*	filed herewith.

Curis hereby agrees to furnish supplementally any schedules that have been omitted from this exhibit list to the Securities and Exchange Commission upon its request.

E-4