Form 10-Q
period 2003-03-31
CURIS INC
filed 2003-05-07
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30347

CURIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Moulton Street, Cambridge, Massachusetts	02138 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (617) 503-6500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 21, 2003, there were 31,720,838 shares of the Registrant’s Common Stock, $0.01 par value per share, and 1,000 shares of the Registrant’s Series A Convertible Exchangeable Preferred Stock, $0.01 par value per share, outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$20,787,909	$26,920,605
Cash and cash equivalents—restricted	4,178,683	4,403,188
Marketable securities	11,537,735	9,652,671
Due from joint venture	1,299,289	1,299,289
Other current assets	1,291,223	1,386,817

Total current assets	39,094,839	43,662,570

Property and Equipment, net	3,390,915	3,775,269

Other Assets:
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net (Note 4)	233,502	252,273
Long-term notes receivable	4,790,052	4,662,553
Deposits and other assets	1,104,528	1,107,028

Total other assets	15,110,082	15,003,854

	$57,595,836	$62,441,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$1,973,534	$2,105,049
Accounts payable	767,381	726,092
Accrued liabilities	4,012,599	4,450,893
Deferred revenue, current portion	143,075	191,782
Due to joint venture	1,089,082	1,089,083

Total current liabilities	7,985,671	8,562,899
Debt and Lease Obligations, net of current portion	3,076,740	3,424,422
Convertible Notes Payable	7,027,012	6,885,486
Deferred Revenue, net of current portion	11,962,224	11,962,224

	22,065,976	22,272,132
Preferred stock, $0.01 par value, 5,000,000 shares authorized
Series A Convertible Exchangeable Preferred Stock—1,426 shares authorized; 1,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	13,244,508	13,064,283

Commitments

Stockholders’ Equity:
Common stock, $0.01 par value—
125,000,000 shares authorized at March 31, 2003 and December 31, 2002; 32,768,545 and 31,720,838 shares issued outstanding, respectively, at March 31, 2003 and 32,768,545 and 31,746,337 shares issued and outstanding, respectively, at December 31, 2002	327,685	327,685
Additional paid-in capital	659,352,822	659,512,957
Notes receivable	(1,337,561)	(1,337,561)
Treasury stock (at cost, 1,047,707 shares at March 31, 2003)	(891,274)	(869,384)
Deferred compensation	(1,613,229)	(2,037,230)
Accumulated deficit	(641,644,046)	(637,174,017)
Accumulated other comprehensive income	105,284	119,929

Total stockholders’ equity	14,299,681	18,542,379

	$57,595,836	$62,441,693

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
License fees and royalty revenue	$48,707	$77,760
Research and development contract revenue	386,651	80,872

	435,358	158,632

COSTS AND EXPENSES (A):
Research and development	2,913,641	4,834,762
General and administrative	1,534,432	3,220,008
Stock-based compensation	263,866	697,462
Amortization of intangible assets	18,771	60,405
Impairment of property and equipment	—	5,171,945
Realignment expenses	—	3,490,000

Total costs and expenses	4,730,710	17,474,582

Net loss from operations	(4,295,352)	(17,315,950)

Equity in loss of joint venture	—	(1,161,684)
Other income, net	5,548	657,593

Net loss	$(4,289,804)	$(17,820,041)
Accretion of preferred stock dividend	(180,225)	(182,228)

Net loss applicable to common stockholders	$(4,470,029)	$(18,002,269)

Net loss per common share (basic and diluted)	$(0.14)	$(0.56)

Weighted average common shares (basic and diluted)	31,731,009	32,329,228

Net loss	$(4,289,804)	$(17,820,041)
Unrealized loss on marketable securities	(14,645)	(249,841)

Comprehensive loss	$(4,304,449)	$(18,069,882)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$185,925	$338,467
General and administrative	77,941	358,995

Total stock-based compensation	$263,866	$697,462

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,289,804)	$(17,820,041)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,181	588,226
Stock-based compensation expense	263,866	697,462
Non-cash interest expense on notes payable	145,776	72,118
Amortization of intangible assets	18,771	60,405
Interest on notes receivable	—	(22,490)
Equity in loss of joint venture	—	1,161,684
Impairment of property and equipment	280	5,171,945
Changes in current assets and liabilities:
Other current assets	95,594	112,892
Due from joint venture	—	(462,875)
Accounts payable and accrued liabilities	(397,005)	2,800,733
Deferred contract revenue	(48,707)	(80,872)

Total adjustments	473,756	10,099,228

Net cash used in operating activities	(3,816,048)	(7,720,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(4,800,098)	(3,220,700)
Sale of marketable securities	2,900,389	6,314,631
Decrease in restricted cash	224,505	—
Decrease in other assets	2,500	156
Increase in long-term notes receivable	—	(61,781)
Dispositions of property and equipment	500	89,415
Purchases of property and equipment	(11,609)	(65,355)

Net cash provided by (used in) investing activities	(1,683,813)	3,056,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(21,890)	—
Repayments of obligations under capital leases	(483,446)	(781,127)

Net cash used in financing activities	(505,336)	(781,127)

Effect of exchange rates on cash and cash equivalents	(127,499)	64,275
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,132,696)	(5,381,299)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,920,605	38,938,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,787,909	$33,556,763

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible promissory note payable to Elan Pharma International, Ltd. to fund the Company’s 80.1% interest in joint venture (Note 6)	$—	$779,306

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 1.    Nature of Business

Curis, Inc. (“Curis” or “the Company”) is a therapeutic drug development company. Curis’ technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. The Company’s product development approach involves using proteins or small molecules to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. The Company has successfully used this product development approach to produce several promising preclinical product candidates in the fields of kidney disease, neurological disorders, cancer and hair regrowth.

Curis’ mission is to discover and develop novel therapeutic drugs to treat diseases and disorders for which there are no adequate therapies or for which a new drug would represent a significant advancement over the current therapy. Curis seeks to develop new medicines to improve the overall state of human health while at the same time striving to give its shareholders a substantial return on their investment reflective of the risks associated with pharmaceutical drug development.

 2.    Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 14, 2003.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and 2002 and cash flows for the three-month periods ended March 31, 2003 and 2002. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

 3.    Financial Statement Reclassifications

The Company has reclassified a long-term note receivable from Micromet, a strategic partner, from “Deposits and other assets” to a newly created balance sheet classification, “Long-term notes receivable.” The Company has recorded balances of approximately $4,790,000 and $4,663,000 as of March 31, 2003 and December 31, 2002, respectively, which are solely comprised of the Micromet long-term note receivable.

The Company has also reclassified expenses associated with a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. Creative BioMolecules was one of the three companies that merged to form Curis in July 2000.

Approximately $509,000 has been reclassified from “Other income, net” to “General and administrative” at the Company’s Consolidated Statement of Operations for the three-month period ended March 31, 2002.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

 4.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of approximately the following as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Goodwill	$8,982,000	$8,982,000
Patents	612,000	612,000
Less: accumulated amortization	(379,000)	(360,000)

	$9,215,000	$9,234,000

 5.    Long-Term Debt, Capital Lease Obligations and Operating Leases

Long-term debt and capital lease obligations consisted of approximately the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Notes payable to financing agencies for capital purchases	$4,004,000	$4,239,000
Obligations under capital leases, net of $27,000 and $31,000 discount at March 31, 2003 and December 31, 2002, respectively	1,047,000	1,291,000
Convertible subordinated note payable to Becton Dickinson, net of $173,000 and $187,000 discount, including $247,000 and $212,000 of accrued interest at March 31, 2003 and December 31, 2002, respectively	2,074,000	2,025,000
Convertible promissory note agreement with Elan Pharma International, including $293,000 and $200,000 of accrued interest at March 31, 2003 and December 31, 2002, respectively	4,953,000	4,860,000

	12,078,000	12,415,000
Less current portion	(1,974,000)	(2,105,000)

Total long-term debt and capital lease obligations	$10,104,000	$10,310,000

 6.    Curis Newco, Ltd.

In July 2001, the Company formed a joint venture, Curis Newco, Ltd. (“Curis Newco”), with affiliates of Elan Corporation, plc (“Elan”) for the purpose of researching and developing molecules that stimulate the Hedgehog signaling pathway. Curis Newco is focused on the development of therapeutics targeting a number of neurological disorders, including Parkinson’s Disease and diabetic neuropathy.

Curis Newco did not incur any expenses during the three months ended March 31, 2003. In accordance with the development agreement that governs Curis Newco’s operations, the Company and Elan are required to agree upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. The Company and Elan did not reach agreement on a development plan during the three months ended March 31, 2003 and therefore no expenses were recorded at Curis Newco.

In addition, the Company is liable to Curis Newco for 80.1% of Curis Newco’s expenses until these expenses have been funded either by the Company or by draw downs under a convertible promissory note agreement (“Note Agreement”) with Elan Pharma International, Ltd. (“EPIL”). The Company has funded its

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

share of Curis Newco’s expenses through September 30, 2002 by drawdowns under the Note Agreement. However, the Company intends to directly fund expenses for the three-month period ending December 31, 2002 as well as any future Curis Newco expenses through its existing capital resources. The Company has recorded a payable to Curis Newco at March 31, 2003 of approximately $1,089,000 representing the Company’s 80.1% share of Curis Newco’s loss for the three-month period ended December 31, 2002.

The Company did not receive additional funds under the Note Agreement with EPIL during the three-month period ended March 31, 2003. As of March 31, 2003, there was approximately $4,953,000, including approximately $293,000 in accrued interest, outstanding under the Note Agreement.

The Company recorded a charge to accumulated deficit of $180,000 for the three-month period ended March 31, 2003 for the accretion of a mandatory 6% dividend on convertible exchangeable preferred stock issued to Elan International Service, an affiliate of Elan, in July 2001. Such amounts are included in the net loss applicable to common stockholders in the three months ended March 31, 2003.

 7.    Stock Options Summary

The following table presents combined activity for stock options for the three months ended March 31, 2003:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2002 (4,220,759 exercisable at weighted average price of $5.38 per share)	8,704,892	$8.30
Options Granted	108,000	0.84
Exercised	—	NA
Canceled	(741,197)	5.34

Outstanding, March 31, 2003 (4,054,416 exercisable at weighted average price of $5.12 per share)	8,071,695	$4.17

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.39 – $ 0.59	142,974	4.72	$0.58	112,974	$0.59
0.68 – 0.84	561,000	9.54	0.73	150,000	0.76
1.04 – 1.09	840,000	9.48	1.09	210,000	1.08
1.11 – 1.32	36,356	8.42	1.17	5,856	1.27
1.50 – 2.32	2,395,158	8.79	1.52	1,079,033	1.54
2.73 – 3.90	2,439,249	7.60	3.42	1,360,947	3.50
4.38 – 6.91	442,808	5.99	5.12	340,460	5.16
7.30 – 10.65	233,600	7.36	10.48	146,099	10.37
13.13 – 17.94	888,487	7.29	14.52	562,016	14.50
20.00 – 31.15	92,063	3.98	28.41	87,031	28.76

	8,071,695	8.07	$4.17	4,054,416	$5.12

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS No. 123:

	Three months ended March 31,
	2003	2002
Net loss applicable to common stockholders, as reported	$(4,470,000)	$(18,002,000)
Add back: Stock-based compensation included in net loss applicable to common stockholders, as reported	264,000	697,000
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(1,857,000)	(1,706,000)

Pro forma net loss	(6,063,000)	(19,011,000)
Net loss per common share (basic and diluted)—
As reported	$(0.14)	$(0.56)
Pro forma	$(0.19)	$(0.59)

The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions and weighted average values:

	Three months ended March 31,
	2003	2002
Risk-free interest rate	3.5%	2.1%
Expected dividend yield	—	—
Expected lives	7.0	7.0
Expected volatility	112%	116%
Weighted average grant date fair value	$10.97	$13.35

The effects on three months ended March 31, 2003 and 2002 pro forma net loss and net loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

 8.    Stock Repurchases

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. During the first quarter of 2003, the Company purchased 25,500 shares at a cost of $21,890. As of March 31, 2003, the Company had repurchased an aggregate of 1,047,707 shares at a cost of approximately $891,000.

 9.    New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure portion of this statement for the quarter ending March 31, 2003 (See note 7). The application of this standard has had no impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The application of FIN 46 did not have an impact on the Company’s consolidated financial position or results of operations.

10.    Subsequent Events

a.	Refinancing Boston Private Bank & Trust Debt: Effective April 2, 2003, the Company amended its loan agreement with Boston Private Bank & Trust Company. Under the terms of the loan amendment, Curis will no longer repay principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. Instead, the loan has been structured as a revolving credit facility under which up to $7,000,000 can be borrowed and remain outstanding until the repayment date of April 1, 2005, upon which all outstanding principal and accrued interest shall be repaid immediately. Curis will continue to pay interest monthly in arrears at a variable interest rate, which is currently 3.75%. This loan is fully collateralized with a money market account of Curis maintained at the Boston Private Bank & Trust Company. As of March 31, 2003, the Company had an outstanding debt obligation of $4,004,000, including $13,000 in accrued interest.

b.	Aegera Therapeutics, Inc. Collaboration: Effective April 30, 2003, the Company terminated the remaining components of a license and collaboration agreement between the Company and Aegera Therapeutics, Inc (“Aegera”). This license and collaboration agreement had granted the Company an exclusive worldwide license to Aegera’s skin-derived, adult stem cell technologies and had provided for a three-year research collaboration under which the Company was obligated to fund six full-time equivalent researchers per year at Aegera at an aggregate cost to the Company of $600,000. The Company had previously terminated the research collaboration component of this agreement, effective October 24, 2002.

As part of the April 30, 2003 termination agreement, Aegera will pay Curis approximately $78,000 related to foreign exchange gains recognized during the research and collaboration term. As of March 31, 2003, the Company recorded a receivable of $78,000 in “Other current assets” at the Company’s Consolidated Balance Sheet. For the three months ended March 31, 2003, we recorded the $78,000 as a reduction in research and development expenses at the Company’s Consolidated Statement of Operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Curis, Inc. (“we”, “our” or “us”) is a therapeutic drug development company. Our technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. Our product development approach involves using proteins or small molecules to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used this product development approach to produce several promising preclinical product candidates in the fields of kidney disease, neurological disorders, cancer and hair regrowth.

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

Our research programs are conducted both internally and through alliances, partnerships and joint ventures with companies and organizations including Ortho Biotech Products, LP (a member of the Johnson & Johnson family of companies), Amylin Pharmaceuticals, ES Cell International, Elan Corporation, and Micromet AG.

Since completing the realignment of our business in 2002, we are now seeking to maximize the potential returns on our remaining assets, particularly in regulatory signaling pathways. Because we are a small company with limited human and financial resources, we believe that the best way to advance many of our scientific programs is through the establishment of corporate collaborations with pharmaceutical or biotechnology companies that possess the financial resources and/or specific areas of expertise (i.e., clinical and regulatory development) to push product candidates toward commercialization. In 2002, we entered into agreements with Ortho Biotech, ES Cell, and Amylin relating to our BMP, diabetes cellular therapy and PYY peptide technologies, respectively. In 2001, we entered into collaborations with Elan and Micromet relating to the Hedgehog signaling pathway for neurological indications and our single chain antibody technologies, respectively. In the future, we plan to continue to seek corporate partners for certain technologies, including our Hedgehog antibody cancer program and our Hedgehog small molecule antagonist basal cell carcinoma program. However, we may not be successful in our efforts to enter into new partnerships, and our existing partnerships may not be successful. Even though we are seeking partners to help develop some of our technologies, we expect to select at least one program in 2003 that we will develop further on our own. Our selection of a program will be based on a number of factors including the time, expense and complexity of clinical trials that we estimate will be required for approval. We are considering whether the Hedgehog Small Molecule Agonist Alopecia Program may be a good program to develop further without a partner.

Strategic Alliances

To date, our research and development contract and license fee revenues have been generated from agreements with collaborative partners. Over the next few years, we anticipate deriving most of our revenues from existing collaborations and additional collaboration agreements which we may enter into in the future. We may not be able to find suitable partners willing to form collaborations on terms we consider acceptable, or at all. Failure to maintain our existing collaborations and/or to form new collaborations would adversely affect our future research and development contract revenues.

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

Since January of 2002, we have entered into three collaborations, including (i) a license agreement with Ortho Biotech involving our broad BMP portfolio for all non-orthopedic therapeutic applications, (ii) a license agreement with Amylin for our PYY patent applications, and (iii) assignment and license agreements with ES Cell related to our patent rights for the development of cellular therapeutics for the treatment of diabetes. In addition, in an effort to increase our focus on signaling pathway technologies and to reduce our cash burn rate, we terminated our license and collaboration agreement with Aegera under which we were obligated to fund Aegera scientists at a rate of $600,000 per year. The Aegera collaboration was established in January 2001 and involved research in skin derived, adult stem cell technologies.

Future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the outcome of other product candidates currently in our research and development pipeline. We cannot be sure of either the timing or amount of these payments or the likelihood of successful outcomes for products currently in our pipeline. We have never been profitable and we expect to incur additional operating losses in the next several years. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations and the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that we have sufficient cash to operate into the first quarter of 2005.

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

As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill. In lieu of amortization, we performed an initial assessment of impairment of our goodwill in the first quarter of 2002. This initial assessment involved comparing our fair value to our net assets. We determined our fair value based on quoted market prices adjusted to provide for a control premium. Our fair value was in excess of our net assets and, therefore, we concluded that our goodwill was not impaired. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill might be impaired. As a result, we conducted an impairment assessment as required under SFAS No. 142 by comparing our fair value to our net assets, including goodwill, as of June 30, 2002. Because the carrying value of our net assets exceeded our fair value at June 30, 2002, we determined that our goodwill had been impaired. To determine the amount of the impairment charge, we calculated our implied goodwill as the difference between our fair value and the fair value of our assets and liabilities. The fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. Based on this valuation, we determined that our implied goodwill was $8,982,000 and we recorded a non-cash charge of approximately $64,098,000 to write-down our existing goodwill.

The goodwill impairment analysis involved considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, and projected cash flows of our in-process research and development programs. The control premium used in determining our fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisitions. Most of our research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows was based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing our in-process technology. All of these estimates involve a significant amount of judgment by our management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different results in our transitional impairment assessment conducted as of January 1, 2002 and in our impairment assessment conducted in the second quarter of 2002. Had we used a significantly lower control premium in determining our fair value, our transitional impairment analysis could have indicated that goodwill was impaired at January 1, 2002. In addition, using different estimated cash flows or discount rates in determining our implied goodwill in the second quarter of 2002 could have resulted in a higher or lower goodwill impairment charge.

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

During the fourth quarter of the year ended December 31, 2002, we recorded an impairment charge of approximately $271,000 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

Revenue recognition.    Our revenue recognition policy is critical because revenue is a key component of our results of operations. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB No. 101), “Revenue Recognition.” In accordance with SAB No. 101, we recognize revenue related to research activities as they are performed, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and we have no other performance obligations. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. The percentage of services performed is based on the ratio of the number of direct labor hours performed to date to total direct labor hours that we are obligated to perform under the related contract, as determined on a full-time equivalent basis. The remainder, if any, will be recognized proportionately as the remaining services are performed. For the three-month period ended March 31, 2003, we recognized $387,000 of revenues relating to research and development services performed under our corporate collaboration agreement with ES Cell. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured. No royalty revenue was recognized during the three-month period ending March 31, 2003.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized prior to March 31, 2004 are classified as long-term deferred revenue. As of March 31, 2003, we have recorded long-term deferred revenue of approximately $11,962,000 related to a multiple element arrangement with Micromet and short-term deferred revenue of approximately $143,000 related to our collaboration with ES Cell.

We follow detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, we entered into purchase and sale, product development and target research agreements with Micromet, under which we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. A portion of the consideration received from this transaction with Micromet was equity securities and a convertible note. The estimate of deferred revenue includes management’s assessment of the value attributable to the equity securities and realization of the convertible note. The up-front payments received from Micromet for the sale of technology will be recognized as revenue as services are performed over our estimated performance period under the product development agreement. To date, $183,000 has been recognized as revenue.

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

Valuation of investments in privately-held companies.    We have investments in Aegera, Micromet and ES Cell of $167,000, $686,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our Consolidated Balance Sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly-traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We considered available information in estimating the fair value of these investments and, as of March 31, 2003, believe that the fair value of these investments is not less than their carrying value. However, if the financial condition or results of one or more of these companies declines significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other-than-temporary.

Collectibility of long-term note receivable.    As of March 31, 2003, we have a note receivable from Micromet totaling $4,790,000, including accrued interest of $398,000. This amount is presented as “Long-term notes receivable” in our Consolidated Balance Sheets. Payment of this note is not due until the earlier of the closing of an initial public offering by Micromet or June 30, 2005. As of March 31, 2003, we believe this note is fully collectible and, therefore, we have not recorded a reserve against this balance. If Micromet’s financial condition declines, some or all of this note could become uncollectible and, as a result, we would have to record a reserve for some or all of the note. Beginning January 1, 2003, we have ceased accruing interest income related to this long-term note receivable.

Timing of Deferred Revenue Recognition.    We have recorded short-term deferred revenue of $143,000 and long-term deferred revenue of $11,962,000 as of March 31, 2003. Short-term deferred revenue consists of amounts not expected to be recognized as revenue by March 31, 2004. However, this estimate is based on our current operating plan as of March 31, 2003. If this operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from April 1, 2003 through March 31, 2004.

Results of Operations

Quarters Ended March 31, 2003 and March 31, 2002

Revenues

Total revenues for the three-month period ended March 31, 2003 were $435,000 as compared to $159,000 for the three-month period ended March 31, 2002, an increase of $276,000, or 174%. Revenues for the three-month period ended March 31, 2003 were derived solely from our collaboration with ES Cell. Revenues for the three-month period ended March 31, 2002 consisted of $78,000 in royalties received from Stryker Corporation for its sales of OP-1 Implant and $81,000 in revenue related to our collaboration with Micromet. As part of our transaction with Stryker completed on October 1, 2002, we will receive no future royalties or payments of any other kind from Stryker.

Operating Expenses

Research and development expenses for the three-month period ended March 31, 2003 were $2,914,000 as compared to $4,835,000 for the three-month period ended March 31, 2002, a decrease of 1,921,000, or 40%. The decrease was primarily due to a reduction in ongoing operating costs as a result of the February 2002 realignment of our development programs, offset in part by the allocation of $1,420,000 of research and development expenses for the three months ended March 31, 2002 that we charged to Curis Newco. However, 80.1% of these costs are included in Equity in loss from joint venture in our consolidated statement of operations for the three-month period ended March 31, 2002.

Research and development expenses for the three-month period ended March 31, 2003 include the cost of employees involved in research and development of $992,000, external lab services including medicinal chemistry, consulting and sponsored research collaborations of $645,000, occupancy and depreciation charges of $509,000, lab supplies of $367,000 and legal fees associated with our intellectual property of $174,000.

Research and development expenses for the three-month period ended March 31, 2002 include the cost of employees involved in research and development of $1,428,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,077,000, occupancy and depreciation charges of $827,000, lab and clinical trial manufacturing supplies of $549,000 and legal fees associated with our intellectual property of $574,000.

General and administrative expenses for the three-month period ended March 31, 2003 were $1,534,000 as compared to $3,220,000 for the three-month period ended March 31, 2002, a decrease of 1,686,000, or 52%. The decrease was primarily due to a reduction in ongoing operating costs as a result of the February 2002 realignment of our development programs. The decrease was also partially attributable to a decrease in a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. We recorded charges related to this reserve of approximately $34,000 and $509,000 for the three-month periods ended March 31, 2003 and 2002, respectively. These charges are based on the total book value of the notes receivable less the underlying fair market value of our common stock that secures the notes receivable. The book value of the notes receivable was $1,337,000 as of March 31, 2003, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $1,227,000 as of March 31, 2003, and is included in “Accrued Liabilities” at our Consolidated Balance Sheet.

General and administrative expenses for the three-month period ended March 31, 2003 include the cost of employees of $676,000, a $34,000 charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules, occupancy and depreciation charges of $157,000, legal and professional fees of $246,000 and consulting expense of $58,000.

General and administrative expenses for the three-month period ended March 31, 2002 include the cost of employees of $1,222,000, a $509,000 charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules, occupancy and depreciation charges of $328,000, legal and professional fees of $608,000 and consulting expense of $140,000.

Stock-based compensation for the three-month period ended March 31, 2003 was $264,000 as compared to $697,000 for the three-month period ended March 31, 2002, a decrease of $433,000, or 62%. The decrease was primarily attributable to a decrease in the amount of stock-based compensation expense related to our issuance on August 18, 2000 of stock options with exercise prices below fair market value. Because these options were issued with exercise prices below fair market value, we recorded deferred compensation and have been amortizing the deferred compensation over the four-year vesting period of the options. However, when an option holder’s employment with us is terminated, we treat any unvested portion of their options and related deferred compensation as charged to the additional paid-in capital accounts (not the stock-based compensation accounts). Accordingly, the departures of four officers and approximately 55 other employees as a result of the February 2002 realignment of our business and a subsequent staff reduction in December 2002 have resulted in a decrease of stock-based compensation expense, since the remaining deferred compensation balance associated with each terminated employee’s August 18, 2000 stock options was immediately charged to additional paid-in capital instead of to stock-based compensation.

Amortization of intangible assets was $19,000 for three-month period ended March 31, 2003 as compared to $60,000 for the three-month period ended March 31, 2002, a decrease of $41,000, or 68%. The decrease was primarily due to an impairment charge of approximately $271,000 that we recorded in the fourth quarter of 2002 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

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

Impairment charges of property and equipment assets for the three-month period ended March 31, 2002 of approximately $5,172,000 relate to impairment on assets at our manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts. Total carrying value of assets at the manufacturing and development facility before the impairment charge was approximately $5,482,000. Such property and equipment assets were used to support the suspended and terminated clinical programs and have been deemed to be unlikely to be used in our future operations. $4,596,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street facility since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents the loss on disposition of the furniture and equipment assets held at the Erie Street facility.

Equity in Loss from Joint Venture

We recorded no Equity in loss from joint venture during the three-month period ended March 31, 2003 as compared to $1,162,000 during the three-month period ended March 31, 2002. The Equity in loss from joint venture relates to our 80.1% pro rata share of our joint venture, Curis Newco, with affiliates of Elan Corporation, plc. We recorded no Equity in loss from joint venture during the three-month period ended March 31, 2003 since Curis Newco did not incur any expenses during this period. In accordance with the development agreement that governs Curis Newco’s operations, we are required to agree with Elan upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. We did not reach agreement with Elan on a development plan during the three months ended March 31, 2003 and therefore no expenses were recorded at Curis Newco.

Other Income, Net

Other income, net for the three-month period ended March 31, 2003 was $6,000 as compared to $658,000 for the three-month period ended March 31, 2002, a decrease of $652,000, or 99%. The decrease was mainly attributed to a gain of $601,000 resulting from the sale of marketable securities during the first quarter of 2002 and higher interest income for the three-month period ended March 31, 2002 that resulted primarily from a higher available investment balance and higher average yields on investments as compared to the three-month period ended March 31, 2003.

Interest expense for the three-month period ended March 31, 2003 was $229,000 as compared to $210,000 for the three-month period ended March 31, 2002, an increase of $19,000, or 9%. The increase in interest expense was principally attributable to an increase in interest expense accrued under our convertible note payable to EPIL. We recorded $93,000 and $20,000, respectively, for the three-month periods ended March 31, 2003 and 2002 under this convertible note payable. The average outstanding balance of this convertible note payable was $4,907,000 for the three-month period ended March 31, 2003 as compared to $1,074,000 for the three-month period ended March 31, 2002. This increase was partially offset by a decrease in the amount of interest expense recorded under our capital lease obligations. We recorded $49,000 and $103,000, respectively, for the three-month periods ended March 31, 2003 and 2002 under our capital lease obligations. The average outstanding balance of the capital leases was $1,169,000 for the three-month period ended March 31, 2003 as compared to $2,438,000 for the three-month period ended March 31, 2002.

Accretion on Series A Convertible Exchangeable Preferred Stock

Accretion of preferred stock dividend for the three-month period ended March 31, 2003 was $180,000 as compared to $182,000 for the three-month period ended March 31, 2002, a decrease of $2,000, or 1%. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan. The amounts are included in the net loss applicable to common stockholders for three-month periods ended March 31, 2003 and 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $4,470,000 for the three-month period ended March 31, 2003 as compared to a net loss applicable to common stockholders of $18,002,000 for the three-month period ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $36,504,000, including restricted cash and cash equivalents of $4,179,000. We have financed our operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 royalty and manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $3,816,000 for the three-month period ended March 31, 2003 compared to $7,721,000 for the three-month period ended March 31, 2002. Cash used in operating activities during the three-month period ended March 31, 2003 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. The effect of these non-cash charges was partially offset by a decrease in operating cash as a result of changes in certain current assets and liabilities during the three-month period ended March 31, 2003. Cash used in operating activities during the three-month period ended March 31, 2002 was primarily the result of our net loss for the period partially offset by non-cash charges including impairment charges on our property and equipment assets, stock-based compensation and depreciation. Our net loss was further offset by our equity in loss of Curis Newco and an increase in operating cash as a result of changes in current assets and liabilities.

Investing activities used $1,684,000 of cash for the three-month period ended March 31, 2003, resulting principally from $1,900,000 in net investment purchases. Net cash provided by investing activities was $3,056,000 for the three-month period ended March 31, 2002. Cash provided by investing activities during the three-month period ended March 31, 2002 was primarily the result of net proceeds from the sale of marketable securities totaling $3,094,000.

Financing activities used approximately $505,000 of cash for the three-month period ended March 31, 2003, resulting primarily from $483,000 in repayments of obligations under capital lease and debt arrangements. Financing activities used approximately $781,000 of cash for the three-month period ended March 31, 2002, resulting solely from repayments of obligations under capital lease and debt arrangements.

Effective April 2, 2003, we amended our loan agreement with Boston Private Bank & Trust Company. Under the terms of the loan amendment, we will no longer repay principal in equal quarterly installments over a five-year term, beginning on September 1, 2002. Instead, the loan has been structured as a revolving credit facility under which up to $7,000,000 can be borrowed and remain outstanding until the repayment date of April 1, 2005, upon which all outstanding principal and accrued interest shall be repaid immediately. We will continue to pay interest monthly in arrears at a variable interest rate, which is currently 3.75%. This loan is fully collateralized with a money market account maintained by us at the Boston Private Bank & Trust Company. As of March 31, 2003, we had an outstanding debt obligation of $4,004,000, including $13,000 in accrued interest.

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

On July 18, 2001, we and Elan International Services, Ltd., or EIS, formed Curis Newco, an entity that is committed to the research and development of molecules that stimulate the Hedgehog signaling pathway in the area of neurological disorders. As part of the joint venture arrangement, we entered into an $8,010,000 convertible promissory note agreement with Elan Pharma International Limited, or EPIL. This note agreement bears interest at 8% per annum through July 18, 2005 and 6% per annum thereafter, compounded and payable semi-annually. Our borrowings under this note agreement may only be used to meet our funding obligations for Curis Newco’s development program. As of March 31, 2003, there was approximately $4,953,000, including approximately $293,000 in accrued interest, outstanding under this note agreement.

On June 29, 2001, we entered into a purchase and sale agreement with Micromet, a German biotechnology corporation, pursuant to which we assigned our single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash received, 3,003 shares of Micromet common stock valued at approximately $686,000 and a convertible promissory note of EUR 4,068,348 (principal value of approximately $4,392,000 at March 31, 2003). During the first quarter of 2002, we entered into a target research and license agreement and a product development agreement with Micromet. These agreements will provide us with royalties on Micromet’s product revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement, and exclusive access by us to Micromet’s proprietary single cell analysis of gene expression technology in the field of stem cell research. The product development agreement provides us the right but not the obligation to jointly fund research to develop antibodies against up to four potential targets through the proof of principle stage. We will also have the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of phase I clinical trials. Lastly, we will be obligated to pay milestones to Micromet upon the attainment of certain development goals.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of March 31, 2003, there was approximately $2,247,000, including approximately $247,000 in accrued interest, outstanding under the note agreement.

We lease equipment under various capital lease arrangements. Monthly payments on leases outstanding as of March 31, 2003, range from $922 to $21,170 and maturities range from April 2003 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 12.62% to 16.3%. As of March 31, 2003, approximately $1,119,000 was outstanding under these agreements and we were in compliance with all covenants under these agreements.

As of March 31, 2003, we had future payments required under contractual obligations and other commitments approximately as follows:

	(amounts in 000’s)
	Remainder of 2003	2004	2005	2006	2007	2008	Total
Debt obligations	$704	$939	$939	$939	$469	$—	$3,990
Convertible subordinated long-term debt(1)	—	—	—	2,805	6,618	—	9,423
Capital lease obligations	763	356	—	—	—	—	1,119
Series A Convertible Exchangeable Preferred Stock(2)	—	—	—	—	—	17,188	17,188
Operating lease obligations	619	822	822	1,433	518	—	4,214
Outside service obligations	1,011	89	—	—	—	—	1,100
Licensing obligations	337	113	—	—	—	—	450

Total future obligations	$3,434	$2,319	$1,761	$5,177	$7,605	$17,188	$37,484

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.
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

We anticipate that existing capital resources should enable us to fund current and planned operations into the first quarter of 2005. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the first quarter of 2005 is dependent upon a number of important factors, including the success of our collaborations with our collaborative partners, our ability to continue to reduce our cash burn rate, and our ability to raise additional funds through equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. However, additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

We have no off-balance sheet arrangements as of March 31, 2003.

Risk Factors That May Affect Results

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our future operating results, discovery and development of products and current and potential strategic alliances. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions to help identify forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

All but one of our other product opportunities are in various stages of preclinical development. Only our program for basal cell carcinoma, or BCC, has had an IND accepted. An IND allows for human clinical trials to begin. Because our product opportunities have several years of development prior to reaching commercialization, there is a substantial risk that none of our current product opportunities will ever be commercialized. If none our product opportunities are commercialized, we would not recognize any revenue and we would not be profitable.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

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

Clinical trials, if any, of our product candidates under development may not be successful. Furthermore, the timing and completion of clinical trials, if any, of our products depend on, among other factors, the numbers of patients required for approval and the rate at which those patients are enrolled. Any increase in the required number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, these products may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use.

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

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

We will depend on third-party manufactures to produce most, if not all, of our products under development, and if these third parties do not successfully manufacture our products our business will be harmed.

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

We may not have rights under patents which may cover one or more of our product candidates. In some cases, these patents may be owned or controlled by third party competitors and may impair our ability to exploit our technology. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our product candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners will not be able to develop and commercialize the affected product candidate or candidates.

If we are unable to keep our trade secrets confidential, our technology and information may be used by others to compete against us.

We also rely significantly upon un patented proprietary technology, information, processes and know-how. We seek to protect this information through confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

The costs associated with any patent litigation or other proceeding, even if resolved favorably, likely would be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent litigation or otherproceeding in which we may become involved.

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

We currently are in compliance with The NASDAQ National Market’s continued listing requirements. However, if in the future we fail to satisfy The NASDAQ National Market’s continued listing requirements, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on the NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise additional necessary capital.

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

Provisions of our certificate of incorporation, our bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. For example, our certificate of incorporation permits the board of directors to issue preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock.

Our certificate of incorporation also provides for staggered terms to be served by the board of directors which makes it difficult for stockholders to change the composition of the board of directors in any one year. In addition, our bylaws restrict the ability of stockholders to call a special meeting of the stockholders. These provisions may have the effect of preventing or delaying changes in control of our management.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, insurance annuity contracts, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At March 31, 2003, the fair market value of these securities amounted to approximately $11,538,000 with net unrealized gains of approximately $105,000 included as a component of stockholders’ equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we expect to hold our debt to maturity.

At March 31, 2003, we had approximately $1,047,000 outstanding under fixed rate debt and capital lease agreements which are not subject to fluctuations in interest rates and approximately $4,004,000, including $13,000 in accrued interest, outstanding under a cash-secured term loan agreement with an adjustable rate equal to 3.75% as of March 31, 2003. In addition, we had approximately $2,247,000, including accrued interest of $247,000, outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, $4,953,000, including accrued interest of $293,000, was outstanding under a convertible promissory note payable to EPIL in connection with Curis Newco.

As of March 31, 2003, we held assets denominated in EUROS on our balance sheet totaling $4,392,000. The underlying assets are expected to have a holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. We have not entered into any hedging agreements related to this risk.

Item 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

Exhibit Number	Description

10.1	Termination and Transfer Agreement, dated April 30, 2003, between the Company and Aegera Therapeutics, Inc.

10.2

First Amendment of Loan Agreement, dated April 1, 2003, between the Company and Boston Private Bank & Trust Company, together with Secured Revolving Time Note, dated April 1, 2003, between the Company and Boston Private Bank & Trust Company, Security Agreement (Pledged Collateral), dated April 1, 2003, between the Company and Boston Private Bank & Trust Company, and Borrower’s General Certificate, dated April 2, 2003, between the Company and Boston Private Bank & Trust Company

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

CURIS, INC.

Date: May 7, 2003	By:	/s/ CHRISTOPHER U. MISSLING
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Daniel R. Passeri, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Curis, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ CHRISTOPHER U. MISSLING
Name: Christopher U. Missling Senior Vice President and Chief Financial Officer