Form 10-K/A
period 2002-12-31
CURIS INC
filed 2003-07-03
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to amend Part IV, Item 15 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” in order to include Exhibits No. 23.1 and 23.2, the Consent of Independent Accountants, and the Notice Regarding the Consent of Arthur Andersen, LLP, respectively, each of which was inadvertantly omitted from the Registrant’s Annual Report on Form 10-K as initially filed.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ DANIEL R. PASSERI Daniel R. Passeri
President and Chief Executive Officer

Date: July 3, 2003

2

CERTIFICATIONS

I, Daniel R. Passeri, certify that:

1.	I have reviewed this amendment No. 1 to annual report on Form 10-K/A of Curis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 3, 2003

/s/ DANIEL R. PASSERI
Name: Daniel R. Passeri President and Chief Executive Officer

3

I, Christopher U. Missling, certify that:

1.	I have reviewed this amendment No. 1 to annual report on Form 10-K/A of Curis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 3, 2003

/s/ CHRISTOPHER U. MISSLING
Name: Christopher U. Missling Senior Vice President and Chief Financial Officer

4

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

†10.35

Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P. (previously filed as an exhibit to the Current Report on Form 8-K (filed December 9, 2002 (File No. 0-30347)) and incorporated herein by reference).

21	Subsidiaries of Curis.

*23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been granted as to certain portions of this exhibit.
†	Confidential treatment has been requested as to certain portions of this exhibit.

*	filed herewith.

Curis hereby agrees to furnish supplementally any schedules that have been omitted from this exhibit list to the Securities and Exchange Commission upon its request.

E-4