Form 10-Q
period 2003-06-30
CURIS INC
filed 2003-08-08
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

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

As of July 31, 2003, there were 37,374,888 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$21,778,707	$26,920,605
Cash and cash equivalents—restricted	4,191,951	4,403,188
Marketable securities	8,791,060	9,652,671
Due from joint venture	—	1,299,289
Other current assets	5,680,812	1,386,817

Total current assets	40,442,530	43,662,570

Property and Equipment, net	3,022,418	3,775,269

Other Assets:
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net (Note 7)	214,731	252,273
Long-term notes receivable	5,050,152	4,662,553
Deposits and other assets	1,567,762	1,107,028

Total other assets	15,814,645	15,003,854

	$59,279,593	$62,441,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$4,748,321	$2,105,049
Accounts payable	529,891	726,092
Accrued liabilities	4,150,985	4,450,893
Deferred revenue, current portion	348,569	191,782
Due to joint venture	—	1,089,083

Total current liabilities	9,777,766	8,562,899
Debt and Lease Obligations, net of current portion	7,594	3,424,422
Convertible Notes Payable	5,145,096	6,885,486
Deferred Revenue, net of current portion	16,693,245	11,962,224

	21,845,935	22,272,132
Preferred Stock, $0.01 par value, 5,000,000 shares authorized— Series A Convertible Exchangeable Preferred Stock—1,426 shares authorized; 0 and 1,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	13,064,283

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—Authorized—125,000,000 shares at June 30, 2003 and December 31, 2002 Issued—37,360,056 and 32,329,228 shares at June 30, 2003 and December 31, 2002, respectively	373,602	327,685
Additional paid-in capital	699,889,650	659,512,957
Notes receivable	(1,337,561)	(1,337,561)
Treasury stock (at cost, 1,047,707 and 1,022,207 shares at June 30, 2003 and December 31, 2002, respectively)	(891,274)	(869,384)
Deferred compensation	(1,505,423)	(2,037,230)
Accumulated deficit	(668,872,786)	(637,174,017)
Accumulated other comprehensive income	(316)	119,929

Total stockholders’ equity	27,655,892	18,542,379

	$59,279,593	$62,441,693

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
License fees and royalty revenue	$63,485	$127,846	$112,192	$205,606
Research and development contract revenue	485,457	61,757	872,108	142,629

	548,942	189,603	984,300	348,235
COSTS AND EXPENSES (A):
Research and development	3,592,678	3,902,554	6,506,319	8,737,317
General and administrative	1,492,221	1,980,024	3,026,653	5,200,032
Stock-based compensation	655,328	427,433	919,194	1,124,895
Amortization of intangible assets	18,771	60,405	37,542	120,810
Impairment of property and equipment	—	164,842	—	5,336,785
Impairment of goodwill	—	64,098,345	—	64,098,345
Realignment expenses	—	—	—	3,490,000

Total costs and expenses	5,758,998	70,633,603	10,489,708	88,108,184

Net loss from operations	(5,210,056)	(70,444,000)	(9,505,408)	(87,759,949)

Equity in loss of joint venture	—	(1,078,223)	—	(2,239,906)
Other income, net	262,264	529,036	267,812	1,186,629

Net loss	$(4,947,792)	$(70,993,187)	$(9,237,596)	$(88,813,226)
Accretion of preferred stock dividend Net loss applicable to common stockholders	(91,081)	(180,225)	(271,306)	(362,453)

	$(5,038,873)	$(71,173,412)	$(9,508,902)	$(89,175,679)

Net loss per common share—basic and diluted	$(0.15)	$(2.20)	$(0.29)	$(2.76)

Weighted average common shares—basic and diluted	33,501,511	32,334,965	32,621,151	32,332,113

Net loss	$(4,947,792)	$(70,993,187)	$(9,237,596)	$(88,813,226)
Unrealized loss on marketable securities	(9,003)	—	(23,648)	(249,841)

Comprehensive loss	$(4,956,795)	$(70,993,187)	$(9,261,244)	$(89,063,067)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$543,302	$311,323	$729,227	$649,790
General and administrative	112,026	116,610	189,967	475,605

Total stock-based compensation	$655,328	$427,933	$919,194	$1,125,395

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six-Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,237,596)	$(88,813,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773,365	1,062,085
Stock-based compensation expense	919,193	1,125,395
Non-cash interest on notes payable	269,719	161,009
Amortization of intangible assets	37,542	120,810
Equity in loss from joint venture	—	2,239,906
Non-cash interest on notes receivable	—	(45,630)
Impairment of property and equipment	280	5,336,785
Impairment of goodwill	—	64,098,345
Changes in current assets and liabilities:
Other current assets	(4,293,995)	(181,927)
Due from joint venture	210,207	(374,696)
Accounts payable and accrued liabilities	(496,109)	999,805
Deferred contract revenue	4,887,808	(142,628)

Total adjustments	2,308,010	74,399,259

Net cash used in operating activities	(6,929,586)	(14,413,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(10,981,355)	(12,568,311)
Sale of marketable securities, net	11,722,721	12,497,114
Decrease (increase) in restricted cash	211,237	(4,694,804)
Increase in other assets	(460,734)	(5,612)
Dispositions of property and equipment	500	405,491
Purchases of property and equipment	(21,295)	(322,378)

Net cash provided by (used in) investing activities	471,074	(4,688,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	4,109,626	28,716
Issuance of notes payable	—	4,696,804
Purchases of treasury stock	(21,890)	—
Repayments of notes payable and capital leases	(782,102)	(5,892,332)
Repayments of convertible notes payable	(1,601,563)	—
Cash from consolidation of Curis Newco, Ltd.	139	—

Net cash provided by (used in) financing activities	1,704,210	(1,166,812)

Effect of exchange rates on cash and equivalents	(387,599)	(428,243)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,141,901)	(20,697,522)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,920,605	38,938,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,778,704	$18,240,540

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible promissory note payable to Elan Pharma International, Ltd. to fund the Company’s 80.1% in joint venture (Note 5)	$—	$1,927,279

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (“Curis” or “the Company”) is a therapeutic drug discovery and development company. Curis’ technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. The consolidated financial statements include the accounts of the Company’s consolidated subsidiaries. All intercompany transactions between the Company and its consolidated subsidiaries have been eliminated.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2003 and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Financial Statement Reclassifications

The Company has reclassified a long-term note receivable from Micromet, a strategic partner, from “Deposits and other assets” to a newly created balance sheet classification, “Long-term notes receivable.” The Company has recorded balances in “Long-term notes receivable” of approximately $5,050,000 and $4,663,000 as of June 30, 2003 and December 31, 2002, respectively, which are solely comprised of the Micromet long-term note receivable.

The Company has also reclassified expenses associated with a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. Creative BioMolecules was one of the three companies that merged to form Curis in July 2000. Approximately $150,000 and $659,000 have been reclassified from “Other income, net” to “General and administrative” at the Company’s Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2002, respectively.

4.	Genentech Collaboration

On June 11, 2003, the Company licensed its small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech, Inc. (“Genentech”) for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement (the “Collaboration Agreement”). The Collaboration Agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, license fee payments for the first two years, and milestone payments at various intervals during the

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

U.S., European Union, Japanese and Australian regulatory approval process of small molecule and antibody product candidates, assuming specified research objectives are met. Genentech has also agreed to pay the Company a royalty on potential future product sales. Under the terms of the Collaboration Agreement, the Company is required to commit eight employees to the small molecule and/or antibody programs for a period of two years. In addition, the Company will participate on a joint steering committee to oversee the preclinical development of product candidates. The Company will also participate on a co-development committee to oversee subsequent development of any product candidates that are selected by the joint steering committee for further development in human clinical trials. The Company intends to recognize revenue related to the $5,000,000 up-front payment over its estimated period of involvement related to the collaboration.

In addition, as partial consideration for the rights and licenses granted to the Company under the Collaboration Agreement, the Company sold to Genentech 1,323,835 shares of its common stock at a purchase price of $2.644 per share for aggregate proceeds of $3,500,000, pursuant to the terms of a stock purchase agreement. The Company also entered into a registration rights agreement with Genentech covering the registration of the shares of common stock for resale under specified conditions.

5.	Termination of Elan Collaboration

On May 16, 2003, the Company and affiliates of Elan Corporation, plc (“Elan”) entered into a termination agreement to conclude the joint venture that the Company and Elan had originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. Prior to the termination, the Company and Elan owned 80.1% and 19.9%, respectively, of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred its 19.9% share of Curis Newco to the Company, such that Curis Newco has become a wholly-owned subsidiary of the Company and Curis Newco is consolidated into the Company’s consolidated financial statements.

Curis Newco did not incur any expenses during the three- or six-month periods ended June 30, 2003. In accordance with the development agreement between the Company and Elan that governed Curis Newco’s operations prior to the effectiveness of the termination agreement, the Company and Elan were required to agree upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. The Company and Elan did not reach agreement on a development plan prior to the termination of the joint venture on May 16, 2003 and therefore no expenses were recorded at Curis Newco in 2003. As of the termination date, the Company had recorded a payable to Curis Newco of $1,089,000, which represented the Company’s 80.1% share of Curis Newco’s loss for the three-month period ended December 31, 2002. In addition, the Company had recorded a receivable from Curis Newco of $1,299,000 which represented charges for services performed by the Company on behalf of Curis Newco for the three-month period ended December 31, 2002. Both of these amounts were paid as part of the termination and there are no remaining balances related to these amounts as of June 30, 2003.

In July 2001, the Company entered into a convertible note payable with Elan Pharma International Limited, or EPIL (“July 2001 Note”), of which approximately $4,900,000 was outstanding at the termination date. As part of the termination, of the $4,900,000 outstanding the Company repaid $1,500,000 in cash and EPIL forgave $400,000. The Company then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000 (“May 2003 Note”). The terms of the May 2003 Note were substantially the same as those under the July 2001 Note except that the interest rate was reduced from 8% to 6% and the conversion rate was increased to $10.00 from $8.63. As of June 30, 2003, there was approximately $3,023,000, including approximately $23,000 in accrued interest, outstanding under the May 2003 Note.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

In July 2001, the Company issued to Elan shares of its Series A convertible/exchangeable preferred stock (“Preferred Stock”) valued at $12,015,000 to fund the Company’s pro rata share of the initial capitalization of Curis Newco. The Company recorded a charge to accumulated deficit of $91,000 for the three-month period ended June 30, 2003 for the accretion of a mandatory 6% dividend on the Preferred Stock. Such amounts are included in the net loss applicable to common stockholders in the three-month period ended June 30, 2003. The Preferred Stock, which had a carrying value of $13,336,000, was cancelled on the May 16, 2003 termination date. As partial consideration for the rights and benefits described in the termination agreement, including the cancellation of the Preferred Stock, the Company issued 2,878,782 shares of its common stock to Elan, with a fair value of $8,377,000 based on the May 16, 2003 closing stock price.

Lastly, as a result of the termination, all rights granted by both the Company and Elan at the formation of Curis Newco under separate license agreements with Curis Newco terminated. In addition, intellectual property created by Curis Newco is owned by the Company as sole shareholder of Curis Newco. In connection with acquiring full rights to such intellectual property, Curis will pay Elan future compensation, in the form of future royalty payments, in the event of any direct sales or third party commercialization agreements related to certain compounds.

6.	Termination of Aegera Therapeutics, Inc. Collaboration

Effective April 30, 2003, the Company terminated the remaining components of a license and collaboration agreement between the Company and Aegera Therapeutics, Inc. (“Aegera”). This license and collaboration agreement was previously entered into on January 5, 2001, and had granted the Company an exclusive worldwide license to Aegera’s skin-derived, adult stem cell technologies and had provided for a three-year research collaboration under which the Company was obligated to fund six full-time equivalent researchers per year at Aegera at an aggregate annual cost to the Company of $600,000. The Company had previously terminated the research collaboration component of this agreement, effective October 24, 2002.

As part of the April 30, 2003 termination agreement, Aegera paid the Company approximately $78,000 related to overpayments made by the Company to Aegera during the research and collaboration term. For the six months ended June 30, 2003, the Company recorded the $78,000 as a reduction in research and development expenses at the Company’s Consolidated Statement of Operations.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of approximately the following as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Goodwill	$8,982,000	$8,982,000
Patents	612,000	612,000
Less: accumulated amortization	(397,000)	(360,000)

	$9,197,000	$9,234,000

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

8.	Long-Term Debt, Capital Lease Obligations and Operating Leases

Long-term debt and capital lease obligations consisted of approximately the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Note payable to financing agencies for capital purchases	$4,003,000	$4,239,000
Obligations under capital leases, net of $23,000 and $31,000 discount at June 30, 2003 and December 31, 2002, respectively	753,000	1,291,000
Convertible subordinated note payable to Becton Dickinson, net of $160,000 and $187,000 discount, including $282,000 and $212,000 of accrued interest at June 30, 2003 and December 31, 2002, respectively	2,122,000	2,025,000
Convertible promissory note agreement with Elan Pharma International, including $23,000 and $200,000 of accrued interest at June 30, 2003 and December 31, 2002, respectively	3,023,000	4,860,000

	9,901,000	12,415,000
Less current portion	(4,748,000)	(2,105,000)

Total long-term debt and capital lease obligations	$5,153,000	$10,310,000

9.	Stock Options Summary

The following table presents combined activity for stock options for the three months ended June 30, 2003:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2002 (4,220,759 exercisable at weighted average price of $5.38 per share)	8,704,892	$8.30
Options Granted	108,000	0.84
Exercised	—	NA
Canceled	(741,197)	5.34

Outstanding, March 31, 2003 (4,054,416 exercisable at weighted average price of $5.12 per share)	8,071,695	$4.17
Options Granted	2,451,320	2.45
Exercised	(353,044)	1.64
Canceled	(940,880)	3.34

Outstanding, June 30, 2003 (3,954,400 exercisable at weighted average price of $5.24 per share)	9,229,091	$3.89

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at June 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.39 – $ 1.32	1,394,716	9.14	$0.93	344,716	$0.88
1.50 – 1.95	2,113,204	8.31	1.52	1,375,829	1.53
2.32 – 3.90	4,078,775	8.89	2.87	1,007,450	3.52
4.38 – 5.89	441,871	5.88	5.02	363,183	5.07
6.30 – 8.75	34,800	6.74	7.00	23,737	7.15
10.00 – 17.94	1,079,662	7.08	13.70	757,701	13.73
20.00 – 31.15	86,063	3.99	28.53	81,784	28.85

	9,229,091	8.39	$3.89	3,954,400	$5.24

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(5,038,000)	$(71,173,000)	$(9,261,000)	$(89,176,000)
Add back: Stock-based compensation included in net loss applicable to common stockholders, as reported	655,000	427,000	919,000	1,125,000
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(1,825,000)	(1,786,000)	(3,682,000)	(3,492,000)
Pro forma net loss	$(6,208,000)	$(72,532,000)	$(12,024,000)	$(91,543,000)
Net loss per common share (basic and diluted)—
As reported	$(0.15)	$(2.20)	$(0.29)	$(2.76)
Pro forma	$(0.19)	$(2.24)	$(0.38)	$(2.83)

The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions and weighted average values:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	3.1%	2.1%	3.1%	2.1%
Expected dividend yield	—	—	—	—
Expected lives	7.0	7.0	7.0	7.0
Expected volatility	129%	116%	124%	116%
Weighted average grant date fair value	$2.23	$1.26	$2.16	$1.45

The effects on three and six months ended June 30, 2003 and 2002 pro forma net loss and net loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

10.	Stock Repurchases

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock purchase plans. During the three months ended June 30, 2003, the Company did not purchase any shares. As of June 30, 2003, the Company had repurchased an aggregate of 1,047,707 shares at a cost of approximately $891,000.

11.	Guarantor Arrangements

As permitted under Delaware law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to June 30, 2003. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2003.

12.	New Accounting Standards

In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. FIN 46 is effective to preexisting entities as of the

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB 51, Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The application of FIN 46 did not have an impact on the Company’s consolidated financial position or results of operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Curis, Inc. (“we”, “our” or “us”) is a therapeutic drug discovery and development company. Our technology focus is on regulatory signaling pathways that control repair and regeneration of human tissue and organs. Our product development approach involves using proteins or small molecules to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used this product development approach to produce several promising preclinical product candidates in the fields of kidney disease, neurological disorders, cancer and hair regrowth.

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

Our research programs are conducted both internally and through strategic alliances and partnerships. We currently are a party to collaborations and strategic relationships with Genentech, Inc. and Ortho Biotech Products, LP, a subsidiary of Johnson & Johnson. We have licensed certain of our technologies to Amylin Pharmaceuticals, and ES Cell International and Micromet AG . In the future, we plan to continue to seek corporate partners for certain technologies, including our Hedgehog agonist neurology program. However, we may not be successful in our efforts to enter into new partnerships, and our existing partnerships may not be successful. Even though we are seeking partners to help develop some of our technologies, we expect to select at least one program in 2003 that we will develop further on our own. Our selection of a program will be based on a number of factors including the time, expense and complexity of clinical trials that we estimate will be required for approval. For example, we are considering whether the Hedgehog Small Molecule Agonist Alopecia Program may be a good program to develop further without a partner.

Strategic Alliances

Since completing the realignment of our business in 2002, we are now seeking to maximize the potential returns on our remaining assets, particularly in regulatory signaling pathways. Because we are a small company with limited human and financial resources, we believe that the best way to advance many of our scientific programs is through the establishment of corporate collaborations with pharmaceutical or biotechnology companies that possess the financial resources and/or specific areas of expertise, such as clinical and regulatory development, to push product candidates toward commercialization.

In June 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement. The collaboration agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, license fee payments for the first two years, and milestone payments at various intervals during the U.S., European Union, Japanese and Australian regulatory approval process of small molecule and antibody product candidates, assuming specified research objectives are met. Genentech has also agreed to pay us a royalty on potential future product sales. Under the terms of the Collaboration Agreement, we are required to commit eight employees to the small molecule and/or antibody programs for a period of two years. In addition, we will participate on a joint steering committee to oversee the preclinical development of product candidates. We will also participate on a co-development committee to oversee subsequent development of any product candidates that are selected by the joint steering committee for further development in human clinical trials. We intend to recognize revenue related to the $5,000,000 up-front payment over our estimated period of involvement related to the collaboration.

In addition, as partial consideration for the rights and licenses granted to us under the collaboration agreement, we sold to Genentech 1,323,835 shares of our common stock at a purchase price of $2.644 per share for aggregate proceeds of $3,500,000, pursuant to the terms of a stock purchase agreement. We also entered into a registration rights agreement with Genentech covering the registration of the shares of common stock for resale under specified conditions.

In May 2003, we and Elan entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. We are currently seeking to establish a collaboration with another pharmaceutical or biotechnology company to advance this program. Prior to the termination, we and Elan owned 80.1% and 19.9%, respectively, of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred its 19.9% share of Curis Newco to us such that Curis Newco has become a wholly-owned subsidiary of us and is consolidated into our consolidated financial statements. In connection with the termination agreement, we also entered into an amended and restated convertible promissory note with Elan Pharma International Limited, or EPIL, pursuant to which we repaid $1,500,000 of an outstanding $4,900,000 note to EPIL in cash and EPIL forgave $400,000. As of June 30, 2003, there was approximately $3,023,000, including approximately $23,000 in accrued interest, outstanding under this convertible note. Also in connection with the termination agreement, Elan agreed to the cancellation of its shares of our Series A convertible exchangeable preferred stock. As partial consideration for the cancellation of the preferred stock, we issued 2,878,782 shares of our common stock to Elan. Lastly, as a result of the termination, all rights granted by both us and Elan at the formation of Curis Newco under separate license agreements with Curis Newco terminated. In addition, intellectual property created by Curis Newco is now owned by the Company as sole shareholder of Curis Newco.

In 2003, we terminated the remaining components of a license and collaboration agreement which we had established in January 2001 with Aegera Therapeutics, Inc. Pursuant to this license and collaboration agreement, Aegera had granted us an exclusive worldwide license to its skin-derived, adult stem cell technologies and had provided for a three-year research collaboration under which we were obligated to fund six full-time equivalent researchers per year at Aegera at an aggregate annual cost to us of $600,000. We had previously terminated the research collaboration component of this agreement, effective October 24, 2002.

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

Future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the outcome of other product candidates currently in our research and development pipeline. We cannot be sure of either the timing or amount of these payments or the likelihood of successful outcomes for products currently in our pipeline. We have never been profitable and we expect to incur additional operating losses in the next several years. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations and the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. Including the $5,000,000 upfront payment received from Genentech on July 10, 2003, we believe that we have sufficient cash to operate into the third quarter of 2005.

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

As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill. In lieu of amortization, we performed an initial assessment of impairment of our goodwill in the first quarter of 2002. This initial assessment involved comparing our fair value to our net assets. We determined our fair value based on quoted market prices adjusted to provide for a control premium. Our fair value was in excess of our net assets and, therefore, we concluded that our goodwill was not impaired. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill might be impaired. As a result, we conducted an impairment assessment as required under SFAS No. 142 by comparing our fair value to our net assets, including goodwill, as of June 30, 2002. Because the carrying value of our net assets exceeded our fair value at June 30, 2002, we determined that our goodwill had been impaired. To determine the amount of the impairment charge, we calculated our implied goodwill as the difference between our fair value and the fair value of our assets and liabilities. The fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. Based on this valuation, we determined that our implied goodwill was $8,982,000 and we recorded a non-cash charge in the quarter ended June 30, 2002 of approximately $64,098,000 to write-down our existing goodwill.

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

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and we have no other performance obligations. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. The percentage of services performed is based on the ratio of the number of direct labor hours performed to date to total direct labor hours that we are obligated to perform under the related contract, as determined on a full-time equivalent basis. The remainder, if any, will be recognized proportionately as the remaining services are performed. For the three- and six-month periods ended June 30, 2003, we recognized $384,000 and $771,000, respectively, of revenues relating to research and development services performed under our corporate collaboration agreement with ES Cell. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured. No royalty revenue was recognized during the three-month period ending June 30, 2003.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized prior to June 30, 2004 are classified as long-term deferred revenue. As of June 30, 2003, we have recorded long-term deferred revenue of approximately $16,693,000 related to a multiple element arrangement with Micromet and a $5,000,000 up-front license fee as part of our strategic partnership with Genentech. We have recorded short-term deferred revenue of approximately $349,000 related to the $5,000,000 up-front license fee from Genentech and our collaboration with ES Cell.

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

Valuation of investments in privately-held companies.    We have investments in Aegera, Micromet and ES Cell of $167,000, $686,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our Consolidated Balance Sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly-traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We considered available information in estimating the fair value of these investments and, as of June 30, 2003, believe that the fair value of these investments is not less than their carrying value. However, if the financial condition or results of one or more of these companies declines significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other-than-temporary.

Collectibility of long-term note receivable.    As of June 30, 2003, we have a note receivable from Micromet totaling $5,050,000, including accrued interest of $398,000. This amount is presented as “Long-term notes receivable” in our Consolidated Balance Sheets. Payment of this note is not due until the earlier of the closing of an initial public offering by Micromet or June 30, 2005. As of June 30, 2003, we believe this note is fully collectible and, therefore, we have not recorded a reserve against this balance. If Micromet’s financial condition declines, some or all of this note could become uncollectible and, as a result, we would have to record a reserve for some or all of the note. Beginning January 1, 2003, we have ceased accruing interest income related to this long-term note receivable.

Timing of Deferred Revenue Recognition.    We have recorded short-term deferred revenue of $349,000 and long-term deferred revenue of $16,693,000 as of June 30, 2003. Short-term deferred revenue consists of amounts not expected to be recognized as revenue by June 30, 2004. However, this estimate is based on our current operating plan as of June 30, 2003. If this operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from July 1, 2003 through June 30, 2004.

Results of Operations

Three-Month Periods Ended June 30, 2003 and June 30, 2002

Revenues

Total revenues for the three-month period ended June 30, 2003 were $549,000 as compared to $190,000 for the three-month period ended June 30, 2002, an increase of $359,000, or 190%. Revenues for the three-month period ended June 30, 2003 were derived primarily from our collaboration with ES Cell. In addition, we began to recognize revenue from the $5,000,000 up-front license fee related to our collaboration with Genentech. Total revenues for the three-month period ended June 30, 2002 consisted of $128,000 in royalties received from Stryker Corporation for its sales of OP-1 Implant and $62,000 in revenue related to our license to Micromet. As part of our transaction with Stryker completed on October 1, 2002, we will receive no future royalties or payments of any other kind from Stryker.

Operating Expenses

Research and development expenses for the three-month period ended June 30, 2003 were $3,593,000 as compared to $3,903,000 for the three-month period ended June 30, 2002, a decrease of $310,000, or 8%.

The decrease was primarily due to a reduction in legal fees associated with intellectual property that we have licensed to third parties over the course of the last year since most of these costs are paid by the licensee.

Research and development expenses for the three-month period ended June 30, 2003 include the cost of employees involved in research and development of $1,028,000, external lab services including medicinal chemistry, consulting and sponsored research collaborations of $1,134,000, occupancy and depreciation charges of $503,000, lab supplies of $615,000 and legal fees associated with our intellectual property of $146,000.

Research and development expenses for the three-month period ended June 30, 2002 include the cost of employees involved in research and development of $1,132,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $797,000, occupancy and depreciation charges of $445,000, lab and clinical trial manufacturing supplies of $462,000 and legal fees associated with the Company’s intellectual property of $653,000.

General and administrative expenses for the three-month period ended June 30, 2003 were $1,492,000 as compared to $1,980,000 for the three-month period ended June 30, 2002, a decrease of $488,000, or 25%. The decrease was partially due to a decrease in legal costs and professional fees and a decrease in personnel costs as a result of reductions in the administrative staff in December 2002. The decrease was also partially attributable to a decrease in a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. We recorded a charge related to this reserve of approximately $150,000 for the three-month period ended June 30, 2002. The book value of the notes receivable was $1,337,000 as of June 30, 2003, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $1,227,000 as of June 30, 2003, and is included in “Accrued Liabilities” at our Consolidated Balance Sheet.

General and administrative expenses for the three-month period ended June 30, 2003 include the cost of employees of $596,000, occupancy and depreciation charges of $160,000, legal and professional fees of $285,000, and consulting expense of $86,000.

General and administrative expenses for the three-month period ended June 30, 2002 include the cost of employees of $774,000, occupancy and depreciation charges of $220,000, professional service fees and other outside services including legal costs and consultants of $463,000, and a $150,000 charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules.

Stock-based compensation for the three-month period ended June 30, 2003 was $655,000 as compared to $427,000 for the three-month period ended June 30, 2002, an increase of $228,000, or 53%. The increase was primarily attributable to $255,000 in compensation expense recorded on options held by non-employees during the three month-period ended June 30, 2003.

Amortization of intangible assets was $19,000 for three-month period ended June 30, 2003 as compared to $60,000 for the three-month period ended June 30, 2002, a decrease of $41,000, or 68%. The decrease was primarily due to an impairment charge of approximately $271,000 that we recorded in the fourth quarter of 2002 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

Impairment charges of property and equipment assets for the three-month period ended June 30, 2002 of approximately $165,000 relate to impairment of assets at the Erie Street Facility. Such property and equipment assets were used to support clinical programs that were suspended or terminated as part of the realignment and have been deemed to be unlikely to be used by us in our future operations. We do not expect to incur additional impairment on property and equipment related to the realignment in future periods.

Impairment of goodwill for the three-month period ended June 30, 2002 was $64,098,000. In accordance with SFAS No.142, we concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of our goodwill may be impaired. Accordingly, we conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. The value of Curis, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of our intangible assets, principally consisting of completed an in-process technology, was estimated using a discounted cash flow methodology.

Equity in Loss from Joint Venture

We recorded no Equity in loss from joint venture during the three-month period ended June 30, 2003 as compared to $1,078,000 during the three-month period ended June 30, 2002. The Equity in loss from joint venture relates to a joint venture, Curis Newco, that we formed in July 2001 with affiliates of Elan Corporation. This joint venture was terminated on May 16, 2003. As part of the termination, we now own 100% of the outstanding shares of Curis Newco. We recorded no Equity in loss from joint venture during the three-month period ended June 30, 2003 since Curis Newco did not incur any expenses during this period. In accordance with the development agreement that governed Curis Newco’s operations prior to the May 2003 termination agreement, we were required to agree with Elan upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. We did not reach agreement with Elan on a development plan during the three months ended June 30, 2003 and therefore no expenses were recorded at Curis Newco.

Other Income, Net

Other income, net for the three-month period ended June 30, 2003 was $262,000 as compared to $529,000 for the three-month period ended June 30, 2002, a decrease of $267,000, or 50%. The decrease was mainly attributed to a decrease in the gain recognized on currency rate fluctuations on a EURO-denominated long-term note receivable issued to us by Micromet in connection with our strategic alliance. We recognized gains on currency rate fluctuations of $260,000 and $493,000 for the three-month periods ending June 30, 2003 and 2002, respectively. In addition, we recorded higher interest income for the three-month period ended June 30, 2002 that resulted primarily from a higher available investment balance and higher average yields on investments as compared to the three-month period ended June 30, 2003.

Interest expense for the three-month period ended June 30, 2003 was $185,000 as compared to $248,000 for the three-month period ended June 30, 2002, a decrease of $63,000, or 25%. The decrease in interest expense was partially attributable to a decrease in the variable interest rate on notes payable. In addition, interest expense recorded under our capital lease obligations decreased to $28,000 the three-month period ended June 30, 2003 from $93,000 for the period ended June 30, 2002.

Accretion of Preferred Stock Dividend

Accretion of preferred stock dividend for the three-month period ended June 30, 2003 was $91,000 as compared to $180,000 for the three-month period ended June 30, 2002, a decrease of $89,000, or 49%. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan as part of a joint venture with Elan. The decrease is attributed to the termination of the joint venture on May 16, 2003 since the convertible exchangeable preferred stock was cancelled as part of the termination. The amounts are included in the net loss applicable to common stockholders for three-month periods ended June 30, 2003 and 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $5,039,000 for the three-month period ended June 30, 2003 as compared to a net loss applicable to common stockholders of $71,173,000 for the three-month period ended June 30, 2002.

Six-Month Periods Ended June 30, 2003 and June 30, 2002

Revenues

Total revenues for the six-month period ended June 30, 2003 were $984,000 as compared to $348,000 for the six-month period ended June 30, 2002, an increase of $636,000, or 183%. Revenues for the six-month period ended June 30, 2003 were derived primarily from our collaboration with ES Cell. In addition, we began to recognize revenue from the $5,000,000 up-front license fee related to our collaboration with Genentech. Total revenues for the six-month period ended June 30, 2002 include $206,000 in royalty revenues received from Stryker Corporation and $142,000 in revenue recognized under our strategic alliance with Micromet.

Operating Expenses

Research and development expenses for the six-month period ended June 30, 2003 were $6,506,000 as compared to $8,737,000 for the six-month period ended June 30, 2002, a decrease of $2,231,000, or 26%. The decrease was primarily due to a reduction in legal fees associated with intellectual property that we have licensed to third parties over the course of the last year. In addition, we experienced decreases in personnel costs as a result of reductions in the research staff in December 2002 and occupancy costs associated with a sublease of 67% of one of our buildings which we entered into in August 2002.

Research and development expenses for the three-month period ended June 30, 2003 include the cost of employees involved in research and development of $2,019,000, external lab services including medicinal chemistry, consulting and sponsored research collaborations of $1,779,000, occupancy and depreciation charges of $1,012,000, lab supplies of $981,000 and legal fees associated with our intellectual property of $320,000.

Research and development expenses for the six-month period ended June 30, 2002 include the cost of employees involved in research and development of $2,560,000, external lab services including clinical trials, medicinal chemistry, consulting and sponsored research collaborations of $1,874,000, occupancy and depreciation charges of $1,273,000, lab supplies of $1,010,000 and legal fees associated with our intellectual property of $1,228,000.

General and administrative expenses for the six-month period ended June 30, 2003 were $3,027,000 as compared to $5,200,000 for the six-month period ended June 30, 2002, a decrease of $2,173,000, or 42%. The decrease was primarily due to a decrease in legal costs and professional fees and a decrease in personnel costs as a result of reductions in the administrative staff in December 2002. The decrease was also partially attributable to a decrease in a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. We recorded charges related to this reserve of approximately $34,000 and $659,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The book value of the notes receivable was $1,337,000 as of June 30, 2003, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $1,227,000 as of June 30, 2003, and is included in “Accrued Liabilities” at our Consolidated Balance Sheet.

General and administrative expenses for the six-month period ended June 30, 2003 include the cost of employees of $1,273,000, occupancy and depreciation charges of $317,000, legal and professional fees of $531,000, consulting expense of $144,000, and a $34,000 charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules.

General and administrative expenses for the six-month period ended June 30, 2002 include the cost of employees of $1,597,000, occupancy and depreciation charges of $549,000, legal and professional fees of $1,026,000, consulting expense of $185,000, and a $659,000 charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules.

Stock-based compensation for the six-month period ended June 30, 2003 was $919,000 as compared to $1,125,000 for the six-month period ended June 30, 2002, a decrease of $206,000, or 18%. The decrease was primarily attributable to a decrease in the amount of stock-based compensation expense related to our issuance on August 18, 2000 of stock options with exercise prices below fair market value. Because these options were issued with exercise prices below fair market value, we recorded deferred compensation and have been amortizing the deferred compensation over the four-year vesting period of the options. However, when an option holder’s employment with us is terminated, we treat any unvested portion of their options and related deferred compensation as charged to the additional paid-in capital accounts (not the stock-based compensation accounts). Accordingly, the departures of four officers and approximately 55 other employees as a result of the February 2002 realignment of our business and a subsequent staff reduction in December 2002 have resulted in a decrease of stock-based compensation expense, since the remaining deferred compensation balance associated with each terminated employee’s August 18, 2000 stock options was immediately charged to additional paid-in capital instead of to stock-based compensation. This decrease was partially offset by $255,000 in compensation expense recorded on options held by non-employees during the six month-period ended June 30, 2003.

Amortization of intangible assets was $38,000 for six-month period ended June 30, 2003 as compared to $121,000 for the six-month period ended June 30, 2002, a decrease of $83,000, or 69%. The decrease was primarily due to an impairment charge of approximately $271,000 that we recorded in the fourth quarter of 2002 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

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

Impairment of goodwill for the six-month period ended June 30, 2002 was $64,098,000. We recorded no impairment charge for the six-month period ended June 30, 2001. In accordance with SFAS No. 142, we concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of our goodwill may be impaired. Accordingly, we conducted an impairment review as required under SFAS No. 142 as of June 30, 2002 and determined that goodwill impairment had occurred as of June 30, 2002. The value of Curis, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of our intangible assets, principally consisting of completed an in-process technology, was estimated using a discounted cash flow methodology.

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

Equity in Loss from Joint Venture

We recorded no Equity in loss from joint venture during the six-month period ended June 30, 2003 as compared to $2,240,000 during the six-month period ended June 30, 2002. The Equity in loss from joint venture relates to a joint venture, Curis Newco, which we formed in July 2001 with affiliates of Elan Corporation. This joint venture was terminated on May 16, 2003. As part of the termination, we now own 100% of the outstanding shares of Curis Newco. We recorded no Equity in loss from joint venture during the six-month period ended June 30, 2003 since Curis Newco did not incur any expenses during this period. In accordance with the development agreement that governs Curis Newco’s operations, we are required to agree with Elan upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. We did not reach agreement with Elan on a development plan during the six months ended June 30, 2003 and therefore no expenses were recorded at Curis Newco.

Other Income, Net

Other income, net for the six-month period ended June 30, 2003 was $268,000 as compared to $1,187,000 for the six-month period ended June 30, 2002, a decrease of $919,000, or 77%. The decrease was mainly attributed to a gain of $601,000 resulting from the sale of marketable securities during the first quarter of 2002 and higher interest income for the six-month period ended June 30, 2002 that resulted primarily from a higher available investment balance and higher average yields on investments as compared to the six-month period ended June 30, 2003.

Interest expense for the six-month period ended June 30, 2003 was $414,000 as compared to $458,000 for the six-month period ended June 30, 2002, a decrease of $44,000, or 10%. The decrease in interest expense was partially attributable to a decrease in the variable interest rate on notes payable. In addition, interest expense recorded under our capital lease obligations decreased to $77,000 the three-month period ended June 30, 2003 from $196,000 for the period ended June 30, 2002.

Accretion of Preferred Stock Dividend

Accretion of preferred stock dividend for the six-month period ended June 30, 2003 was $271,000 as compared to $362,000 for the six-month period ended June 30, 2002, a decrease of $91,000, or 25%. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan as part of a joint venture with Elan. The decrease is attributed to the termination of the joint venture on May 16, 2003 since the convertible exchangeable preferred stock was cancelled as part of the termination. The amounts are included in the net loss applicable to common stockholders for three-month periods ended June 30, 2003 and 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, the Company incurred a net loss applicable to common stockholders of $9,509,000 for the six-month period ended June 30, 2003 compared to a net loss applicable to common stockholders of $89,176,000 for the six-month period ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $34,762,000, including restricted cash and cash equivalents of $4,192,000. We have financed our operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 royalty and manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $6,930,000 for the six-month period ended June 30, 2003 compared to $14,414,000 for the six-month period ended June 30, 2002. Cash used in operating activities during the six-month period ended June 30, 2003 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. Cash used in operating activities during the six-month period ended June 30, 2002 was primarily the result of our net loss for the period partially offset by non-cash charges including impairment of goodwill, impairment charges on our property and equipment assets, stock-based compensation, depreciation and non-cash interest on notes payable.

Investing activities provided $471,000 of cash for the six-month period ended June 30, 2003, resulting principally from $741,000 in net investment sales. Net cash used in investing activities was $4,689,000 for the six-month period ended June 30, 2002. Cash used in investing activities during the six-month period ended June 30, 2002 was primarily the result of a $4,695,000 increase in restricted cash, resulting from our loan agreement with Boston Private Bank & Trust Company.

Financing activities provided approximately $1,704,000 of cash for the six-month period ended June 30, 2003, resulting primarily from $4,110,000 received in issuances of common stock, including $3,500,000 in common stock purchased by Genentech as part of our collaboration and $578,000 received by the exercise of stock options. These cash inflows were partially offset by repayments of obligations under capital lease and debt arrangements of $2,384,000. Financing activities used approximately $1,167,000 of cash for the six-month period ended June 30, 2002, resulting primarily from net repayments of obligations under capital lease and debt arrangements.

Effective April 2, 2003, we amended our loan agreement with Boston Private Bank & Trust Company. Under the terms of the loan amendment, we will no longer repay principal in equal quarterly installments over a five-year term. Instead, the loan has been structured as a revolving credit facility under which up to $7,000,000 can be borrowed and remain outstanding until the repayment date of April 1, 2005, upon which all outstanding principal and accrued interest shall be repaid immediately. We will continue to pay interest monthly in arrears at a variable interest rate, which is currently 3.50%. This loan is fully collateralized with a money market account maintained by us at the Boston Private Bank & Trust Company. As of June 30, 2003, we had an outstanding debt obligation of $4,003,000, including $12,000 in accrued interest.

On May 16, 2003, we and affiliates of Elan Corporation, plc (“Elan”) entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. As part of the joint venture arrangement, we had entered into an $8,010,000 convertible note agreement with Elan Pharma International Limited, or EPIL. As part of the termination, of the $4,900,000 outstanding under the note, we repaid $1,500,000 in cash and Elan forgave $400,000. We then entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000 . The terms of the amended and restated note were substantially the same as those under the July 2001 note except that the interest rate was reduced from 8% to 6% and the conversion rate was increased to $10.00 from $8.63. As of June 30, 2003, there was approximately $3,023,000, including approximately $23,000 in accrued interest, outstanding under this convertible note payable.

On June 29, 2001, we entered into a purchase and sale agreement with Micromet, a German biotechnology corporation, pursuant to which we assigned our single-chain-polypeptide technology to Micromet in exchange for $8,000,000 in cash received, 3,003 shares of Micromet common stock valued at approximately $686,000 and a convertible promissory note of EUR 4,068,348 (principal value of approximately $4,652,000 at June 30, 2003). During the first quarter of 2002, we entered into a target research and license agreement and a product development agreement with Micromet. These agreements will provide us with royalties on Micromet’s product revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement, and exclusive access by us to Micromet’s proprietary single cell analysis of gene expression technology in the field of stem cell research. The product development agreement provides us the right but not the obligation to jointly fund research to develop antibodies against up to four potential targets through the proof of principle stage. We will also have the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of phase I clinical trials. Lastly, we will be obligated to pay milestones to Micromet upon the attainment of certain development goals.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of June 30, 2003, there was approximately $2,282,000, including approximately $282,000 in accrued interest, outstanding under the note agreement.

We lease equipment under various capital lease arrangements. Monthly payments on leases outstanding as of June 30, 2003, range from $922 to $21,170 and maturities range from August 2003 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 12.52% to 16.34%. As of June 30, 2003, approximately $776,000 was outstanding under these agreements and we were in compliance with all covenants under these agreements.

As of June 30, 2003, we had future payments required under contractual obligations and other commitments approximately as follows:

	(amounts in 000’s)
	Remainder of 2003	2004	2005	2006	2007	2008	Total
Debt obligations	$—	$—	$3,991	$—	$—	$—	$3,991
Convertible subordinated long-term debt(1)	—	—	—	2,805	3,812	—	6,617
Capital lease obligations	595	217	—	—	—	—	812
Operating lease obligations	411	822	822	1,433	518	—	4,006
Outside service obligations	1,511	145	—	—	—	—	1,656
Licensing obligations	837	113	—	—	—	—	950

Total future obligations	$3,354	$1,297	$4,813	$4,238	$4,330	$—	$18,032

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash.

We anticipate that our existing capital resources and the $5,000,000 up front payment from Genentech that we received on July 11, 2003 should enable us to fund current and planned operations into the third quarter of 2005. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the third quarter of 2005 is dependent upon a number of important factors, including the success of our collaborations with our collaborative partners, our ability to continue to reduce our cash burn rate, and our ability to raise additional funds through equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. However, corporate collaborations and additional financing may not be available or, if available, may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and our financial condition and operations will be materially and adversely affected.

We have no off-balance sheet arrangements as of June 30, 2003.

Risk Factors That May Affect Results

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements about our future operating results, discovery and development of products and current and potential strategic alliances. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions to help identify forward-looking statements.

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

We will require substantial funds to continue our research and development programs. Our future capital requirements will depend on many factors, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facilities requirements, if any;

•	the timing, receipt and amount of milestone and other payments, if any, from collaborative partners;

•	the timing, payment and amount of milestone license, royalty payments, research funding and royalties due to licensors of patent rights and technology used to make, use and sell our product candidates, if any;

•	the timing, receipt and amount of sales revenues and royalties, if any, from our product candidates in the market;

•	the cost of manufacturing and commercialization activities; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

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

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. In addition, the terms of such a financing may adversely affect other rights of our stockholders. We also could elect to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products. If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. Our actual financial results may vary significantly from the estimates contained in our financial statements.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborative partners for the development and commercialization of many of our product candidates. Any failure or delay by these partners in developing or commercializing our product candidates could eliminate significant portions of our anticipated product pipeline.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form productive strategic collaborations. We currently have strategic collaborations with Genentech, Inc., Ortho Biotech, Products, L.P., a Johnson & Johnson company, ES Cell International Pte Ltd., Amylin Pharmaceuticals, Inc. and Micromet AG and we expect to enter into additional collaborations in the future. Our existing and any future alliances may not be scientifically or commercially successful.

The risks that we face in connection with these alliances include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborative partner were to terminate an agreement we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic alliances for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We have not commercialized any products to date. If we are not able to commercialize any products, we will not be profitable.

All of our product opportunities are in various stages of preclinical development. Because our product opportunities have several years of development prior to reaching commercialization, there is a substantial risk that none of our current product opportunities will ever be commercialized. If none our product opportunities are commercialized, we will not be profitable.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition with existing and new products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we and our collaborative partners develop. Furthermore, many of our competitors are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. These competitors may discover, develop and commercialize products which render the products that we or our collaborative partners are seeking to develop and commercialize non-competitive or obsolete.

For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work in oncology and renal disease, is highly competitive. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects. We expect competition to intensify in genomics research and regulatory signaling pathways as technical advances in the field are made and become more widely known.

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

If any of our product candidates ever receive regulatory approval for commercialization, the market may not be receptive to such products due to their use of new technologies or cost. Such a lack of reception would adversely affect expected revenues.

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

We may be subjected to product liability claims arising from the testing, manufacturing, marketing and sale of human health care products. Product liability claims, inherent in the process of researching and developing human health care products, could expose us to significant liabilities and prevent or interfere with the development or commercialization of our product candidates. Product liability claims would require us to spend significant time, money and other resources to defend such claims and could ultimately lead to our having to pay a significant damage award. Product liability insurance is expensive to procure for biopharmaceutical companies such as ours. Although we maintain product liability insurance coverage for the clinical trials of our products under development, it is possible that we will not be able to obtain additional product liability insurance on acceptable terms, if at all, and that our product liability insurance coverage will not prove to be adequate to protect us from all potential claims.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

We expect to rely heavily on third parties for the conduct of clinical trials of our product candidates. If these clinical trials are not successful, or if we are not able to obtain the necessary regulatory approvals, we will not be able to complete development and commercialization of our product candidates.

In order to obtain regulatory approval for the commercial sale of our product candidates, we will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. We have limited experience in conducting clinical trials and expect to rely primarily on contract research organizations and collaborative partners for their performance and management of clinical trials of our product candidates.

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, clinical trials, if any, of our product candidates under development may not be successful. We could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the numbers of patients required for approval and the rate at which those patients are enrolled. Any increase in the required number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Any of these events would adversely affect our ability to market a product candidate.

The development process necessary to obtain regulatory approval is lengthy, complex and expensive and we may not obtain necessary regulatory approvals.

We and our collaborative partners are required to obtain regulatory approval for our development activities and, in the future, our marketing and selling efforts. If we are unable to navigate the complexities of dealing with the several interested regulatory agencies, we and our collaborative partners may not receive the necessary approvals to conduct clinical trials of our product candidates or to market and sell our product candidates. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals. Delays in obtaining, or failure to obtain, necessary approvals could adversely affect our ability to market and sell our products and our ability to generate product revenue.

The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products under development is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. We have only limited experience in filing and prosecuting applications for the conduct of clinical studies and for obtaining marketing approval. Any delay in obtaining or failure to obtain required clearance or approvals would reduce our ability to generate revenues from the affected product. We also plan to rely significantly on contract research organizations and collaborative partners as we build internal capabilities.

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

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

We will depend on third-party manufactures to produce most, if not all, of our products under development, and if these third parties do not successfully manufacture these products our business will be harmed.

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

•	we may not be able to initiate or continue clinical trials of products that are under development;

•	we may be delayed in submitting applications for regulatory approvals for our product candidates; and

•	we may not be able to meet commercial demands for any approved products.

We have no sales and marketing experience and, as such, will depend significantly on third parties who may not successfully sell our products.

We have no sales, marketing and product distribution experience. We plan to rely solely on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Ortho Biotech, we have granted our collaborators exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the allowed claims may not be sufficiently broad to protect our technology from exploitation by our competitors. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until 18 months after filing, it is possible that third parties have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our knowledge.

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

Situations which may give rise to patent litigation or other disputes over the use of our intellectual property include:

•	initiation of litigation or other proceedings against third parties to enforce our patent rights;

•	initiation of litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our product candidates or proposed services do not infringe the third parties’ patents;

•	participation in interference or opposition proceedings to determine the priority of invention if our competitors file patent applications that claim technology also claimed by us;

•	initiation of litigation by third parties claiming that our processes or product candidates or the intended use of our product candidates infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property which may be important to our business.

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

RISKS RELATED TO OUR COMMON STOCK

We expect that our stock price will fluctuate significantly and the market price of our common stock could drop below the price you paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock price has traded as high as $5.60 and as low as $0.76 in the quarter ended June 30, 2003. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

While we cannot predict the individual effect that these factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. Moreover, in the past securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

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

We currently are in compliance with The NASDAQ National Market’s continued listing requirements. However, if in the future we fail to satisfy The NASDAQ National Market’s continued listing requirements, our common stock may be delisted from The NASDAQ National Market. The delisting of our common stock may result in the trading of the stock on the NASDAQ SmallCap Market or the OTC Bulletin Board. Consequently, a delisting of our common stock from The NASDAQ National Market may reduce the liquidity of our common stock and adversely affect our ability to raise capital.

We have anti-takeover defenses that could delay or prevent an acquisition that our stockholders may consider favorable and the market price of our common stock may be lower as a result.

Provisions of our certificate of incorporation, our bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. For example, we have divided our board of directors into three classes that serve staggered three-year terms, we may issue shares of our authorized “blank check” preferred stock and our stockholders are limited in their ability to call special stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our class A common stock. These provisions may also prevent changes in our management.

Item 3.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At June 30, 2003, the fair market value of these securities amounted to approximately $8,791,000 with net unrealized losses of $316 included as a component of stockholders’ equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we expect to hold our debt to maturity.

At June 30, 2003, we had approximately $776,000 outstanding under fixed rate capital lease agreements which are not subject to fluctuations in interest rates and approximately $4,003,000, including $12,000 in accrued interest, outstanding under a cash-secured term loan agreement with an adjustable rate equal to 3.50% as of June 30, 2003. In addition, we had approximately $2,282,000, including accrued interest of $282,000, outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, $3,023,000, including accrued interest of $23,000, was outstanding under a convertible promissory note payable to EPIL in connection with Curis Newco.

As of June 30, 2003, we held assets denominated in EUROS on our balance sheet totaling $4,652,000. The underlying assets are expected to have a holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. We have not entered into any hedging agreements related to this risk.

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

PART II—OTHER INFORMATION

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 11, 2003, the Company sold to Genentech, Inc. (“Genentech”) 1,323,835 shares of its common stock at a purchase price of $2.644 per share for aggregate proceeds of $3,500,000, pursuant to the terms of a Stock Purchase Agreement dated June 11, 2003. The sale was in partial consideration for the rights and licenses granted by Curis to Genentech pursuant to the terms of a Collaborative Research, Development and License Agreement dated June 11, 2003. The Company also entered into a registration rights agreement with Genentech covering the registration of the shares of common stock for resale under specified conditions. No person acted as an underwriter with respect to this transaction. The Company relied on Regulation D of the Securities Act of 1933, as amended, (“the Securities Act”) for exemptions from the registration requirements of the Securities Act.

On May 16, 2003, the Company and affiliates of Elan Corporation, plc (“Elan”) entered into a termination agreement to conclude the joint venture that the Company and Elan had originally formed in July 2001. Pursuant to that agreement, preferred stock held by Elan, which had a carrying value of $13,336,000, was cancelled. As partial consideration for the cancellation of the preferred stock, the Company issued 2,878,782 shares of its common stock to Elan. No person acted as an underwriter with respect to this transaction. The Company relied on Regulation D of the Securities Act of 1933, as amended, (“the Securities Act”) for exemptions from the registration requirements of the Securities Act.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders of the Company (the “Annual Meeting”) held on June 12, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of two Class I directors for the ensuing three years; and

2.	The ratification and appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the Annual Meeting was 31,750,838. The other directors of the Company, whose terms of office as directors continued after the annual meeting, are Susan B. Bayh, Martyn D. Greenacre, Ruth B. Kunath, Douglas A. Melton, Ph.D., and Daniel R. Passeri. The results of the votes on each of the matters presented to the stockholders at the Annual Meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
James R. McNab, Jr.	26,732,045	90,595	—	—	—
James R. Tobin	26,648,583	174,057	—	—	—
Ratification of PricewaterhouseCoopers LLP	26,760,076	—	44,324	18,240	—

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

(i	)

On June 3, 2003 the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) for the purpose of filing with the Securities and Exchange Commission (“SEC”) its press release dated May 16, 2003 announcing that it has reached an agreement to terminate its joint venture with Elan Corporation, PLC and Elan International Services, LTD..

(ii	)

On July 10, 2003 the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that it had licensed, on June 11, 2003, its small molecule and antibody inhibitors of the Hedgehog signaling pathway to Genentech, Inc. (“Genentech”) for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement.

(iii	)

On July 30, 2003, the Company filed a Current Report on Form 8-K to report under Item 12 (Results of Operations and Financial Condition) that it announced its financial results for the three- and six-month periods ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Date: August 7, 2003	By:	/s/ CHRISTOPHER U. MISSLING
Christopher U. Missling Senior Vice President and Chief Financial Officer