Form 10-Q
period 2003-09-30
CURIS INC
filed 2003-11-12
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, there were 40,311,020 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I— FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$33,554,724	$26,920,605
Cash and cash equivalents—restricted	4,203,715	4,403,188
Marketable securities	8,031,341	9,652,671
Due from joint venture	—	1,299,289
Other current assets	3,292,834	1,386,817

Total current assets	49,082,614	43,662,570

Property and Equipment, net	2,693,085	3,775,269

Other Assets:
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net (Note 9)	195,961	252,273
Long-term receivables	7,115,410	4,662,553
Deposits and other assets	1,343,719	1,107,028

Total other assets	17,637,090	15,003,854

	$69,412,789	$62,441,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$4,534,804	$2,105,049
Accounts payable	360,131	726,092
Accrued liabilities	4,437,412	4,450,893
Deferred revenue, current portion	1,427,689	191,782
Due to joint venture	—	1,089,083

Total current liabilities	10,760,036	8,562,899
Debt and Lease Obligations, net of current portion	—	3,424,422
Convertible Notes Payable	5,239,414	6,885,486
Deferred Revenue, net of current portion	10,662,723	11,962,224

	15,902,137	22,272,132
Preferred Stock, $0.01 par value, 5,000,000 shares authorized— Series A Convertible Exchangeable Preferred Stock—1,426 shares authorized; 0 and 1,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	13,064,283

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—Authorized—125,000,000 shares at September 30, 2003 and December 31, 2002 Issued—41,215,472 and 32,329,228 shares at September 30, 2003 and December 31, 2002, respectively	412,156	327,685
Additional paid-in capital	710,201,083	659,512,957
Notes receivable	(1,337,561)	(1,337,561)
Treasury stock (at cost, 1,047,707 and 1,022,207 shares at September 30, 2003 and December 31, 2002, respectively)	(891,274)	(869,384)
Deferred compensation	(1,307,160)	(2,037,230)
Accumulated deficit	(664,322,869)	(637,174,017)
Accumulated other comprehensive income	(3,759)	119,929

Total stockholders’ equity	42,750,616	18,542,379

	$69,412,789	$62,441,693

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
License fees and royalty revenue	$8,951,399	$181,670	$9,063,591	$387,366
Research and development contract revenue	357,439	40,681	1,229,547	183,310

	9,308,838	222,351	10,293,138	570,676
COSTS AND EXPENSES:
Research and development	3,035,552	2,884,341	9,541,871	11,621,658
General and administrative	1,437,950	1,461,080	4,464,603	6,661,112
Stock-based compensation (A)	291,241	553,851	1,210,435	1,679,246
Amortization of intangible assets	18,769	60,105	56,311	180,916
Impairment of property and equipment	—	—	—	5,336,785
Impairment of goodwill	—	—	—	64,098,345
Realignment expenses	—	—	—	3,490,000

Total costs and expenses	4,783,512	4,959,377	15,273,220	93,068,062

Net income (loss) from operations	4,525,326	(4,737,026)	(4,980,082)	(92,497,386)

Equity in loss of joint venture	—	(977,160)	—	(3,217,066)
Other income (expense), net	24,590	(38,499)	292,402	1,148,129

Net income (loss)	$4,549,916	$(5,752,685)	$(4,687,680)	$(94,566,323)
Accretion of preferred stock dividend	—	(180,225)	(271,306)	(542,678)

Net income (loss) applicable to common stockholders	$4,549,916	$(5,932,910)	$(4,958,986)	$(95,109,001)

Basic net income (loss) per common share	$0.12	$(0.18)	$(0.14)	$(2.92)

Weighted average common shares for basic net income (loss) computation	38,282,799	32,578,225	34,529,106	32,523,852

Diluted net income (loss) per common share	$0.11	$(0.18)	$(0.14)	$(2.92)

Weighted average common shares for diluted net income (loss) computation	42,031,957	32,578,225	34,529,106	32,523,852

Net income (loss)	$4,549,916	$(5,752,685)	$(4,687,680)	$(94,566,323)
Unrealized gain (loss) on marketable securities	(3,443)	96,568	(27,091)	96,568

Comprehensive income (loss)	$4,546,473	$(5,656,117)	$(4,714,771)	$(94,469,755)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$204,127	$293,898	$933,354	$943,688
General and administrative	87,114	259,953	277,081	735,558

Total stock-based compensation	$291,241	$553,851	$1,210,435	$1,679,246

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,687,680)	$(94,566,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115,366	1,512,245
Stock-based compensation expense	1,210,435	1,679,246
Non-cash interest on notes payable	368,381	276,701
Amortization of intangible assets	56,311	180,916
Equity in loss from joint venture	—	3,217,066
Non-cash interest on notes receivable	—	(45,630)
Forgiveness of note receivable to former executive officer	—	700,000
Impairment of property and equipment	280	5,336,785
Impairment of goodwill	—	64,098,345
Increase in long-term receivables	(2,000,000)	(258,887)
Changes in current assets and liabilities:
Other current assets	(1,906,017)	(241,863)
Due from joint venture	210,207	(253,179)
Accounts payable and accrued liabilities	(379,442)	(812,002)
Deferred contract revenue	(63,594)	(183,310)

Total adjustments	(1,388,073)	75,206,433

Net cash used in operating activities	(6,075,753)	(19,359,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(16,898,874)	(14,394,738)
Sale of marketable securities	18,396,518	14,245,553
Decrease (increase) in restricted cash	199,473	(4,645,754)
Decrease (increase) in other assets	(236,691)	261,050
Proceeds from dispositions of property and equipment	500	405,491
Purchases of property and equipment	(33,964)	(378,037)

Net cash provided by (used in) investing activities	1,426,962	(4,506,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14,366,637	35,639
Issuance of notes payable	—	4,696,804
Purchases of treasury stock	(21,890)	(603,523)
Repayments of notes payable and capital leases	(1,007,556)	(6,664,267)
Repayments of convertible notes payable	(1,601,563)	—
Cash from consolidation of Curis Newco, Ltd.	139	—

Net cash provided by (used in) financing activities	11,735,767	(2,535,347)

Effect of exchange rates on cash and equivalents	(452,857)	(387,500)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,634,119	(26,789,172)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,920,605	38,938,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,554,724	$12,148,890

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible promissory note payable to Elan Pharma International, Ltd. to fund the Company’s 80.1% in joint venture	$—	$3,008,323

See accompanying notes to unaudited consolidated financial statements

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business—

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

2.	Basis of Presentation—

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which are considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2003 and the results of its operations for the three- and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Financial Statement Reclassifications—

The Company has reclassified a long-term note receivable from Micromet (see Note 5 of these Notes to Condensed Consolidated Financial Statements) from “Deposits and other assets” to “Long-term receivables.” The note receivable bears interest at 7% and is due and payable in full on the earlier of (i) the closing date for an initial public offering of Micromet’s shares or (ii) June 30, 2005. At maturity, the Company has the option to receive either cash or shares of Micromet common stock. As of September 30, 2003 and December 31, 2002, the Company has recorded balances in “Long-term receivables” of approximately $7,115,000 and $4,663,000, respectively. Long-term receivables as of September 30, 2003 consisted of a $2,000,000 long-term receivable from Genentech (see Note 6 of these Notes to Condensed Consolidated Financial Statements) and the Micromet long-term note receivable which has a carrying value of $5,115,000, including accrued interest of $398,000. The $2,000,000 long-term receivable from Genentech relates to a license payment that is due July 2005 under the terms of our collaboration with Genentech. Long-term receivables as of December 31, 2002 was solely comprised of the Micromet long-term note receivable.

The Company has also reclassified approximately $15,000 and $674,000 from “Other income, net” to “General and administrative” for the three- and nine-month periods ended September 30, 2002, respectively. These amounts are related to a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. Creative BioMolecules was one of the three companies that merged to form Curis in July 2000.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

4.	Private Placement of Common Stock—

On August 14, 2003, the Company completed a private placement of 3,589,700 shares of newly issued common stock at a purchase price of $3.04 per share to institutional and accredited investors. In connection with the private placement, the Company issued warrants to purchase 1,076,910 shares of common stock at an exercise price of $4.45 per share. The warrants expire on August 14, 2008.

5.	Termination of Micromet Agreements—

In 2001, the Company entered into three agreements with Micromet including (i) a purchase and sale agreement pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for up-front consideration of $12,146,000, consisting of $8,000,000 in cash, $3,460,000 in a note receivable, and equity valued by the Company at $686,000, (ii) a product development agreement and (iii) a target research and license agreement. The note receivable received under the purchase and sale agreement bears interest at 7% and is due and payable in full on the earlier of (i) the closing date for an initial public offering of Micromet’s shares or (ii) June 30, 2005. At maturity, the Company has the option to receive either cash or shares of Micromet common stock. Further, under these agreements, the Company was entitled to receive royalties on Micromet’s revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement, and access to other technologies. The product development agreement provided the Company with the right, but not the obligation, to jointly fund research to develop antibodies on up to four potential targets through the proof of principle stage. The Company had the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of Phase I Clinical Trials.

These three agreements were accounted for as a single “multiple element arrangement,” and the consideration received under the purchase and sale agreement was recognized as revenue as services were performed to satisfy the Company’s performance obligation under the product development agreement. The Company recognized approximately $183,000 in revenue over the course of its relationship with Micromet through July 31, 2003. Amounts that had not been recognized as revenue were recorded on the Company’s balance sheet as short- and long-term deferred revenue based on the Company’s best estimate of when such revenue would be recognized.

Effective July 31, 2003, the Company and Micromet entered into agreements to terminate the target research and license agreement and the product development agreement. As a result of the termination of these agreements, the Company no longer has any performance or contractual obligations with Micromet. Accordingly, the Company immediately recognized as revenue $8,555,000 of previously deferred revenue related to its agreements with Micromet. As of September 30, 2003, the Company has continued to defer $3,407,000 only related to the long-term note receivable from Micromet and intends to recognize this as revenue upon payment of the note receivable, which is due at the earlier of (i) the closing date for an initial public offering of Micromet’s shares or (ii) June 30, 2005.

6.	Genentech, Inc. Collaboration—

On June 11, 2003, the Company licensed its small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech, Inc. for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement. The Collaboration Agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, license fee payments totaling $4,000,000 over the first two years, and milestone payments at various intervals during the U.S., European Union, Japanese and Australian regulatory approval process of small molecule and antibody product candidates, assuming specified research objectives are met. Genentech is also obligated to pay the Company a royalty on potential future product sales.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Under the terms of the Collaboration Agreement, the Company is required to commit eight employees to the small molecule and/or antibody programs for a period of two years. In addition, the Company will participate on a joint steering committee to oversee the preclinical development of product candidates. Per the Collaboration Agreement, product candidates identified by the joint steering committee for further (i.e., clinical) development are classified as either “Lead Products” or “Co-Development Products.”

•	Lead Products: Lead Products include all small molecule and antibody antagonists of the Hedgehog signaling pathway, except for those in either the basal cell carcinoma (“BCC”) or the hair growth prevention fields. Genentech bears sole decision making authority and development costs for all Lead Products, including clinical trial development and management, regulatory affairs, clinical and commercial manufacturing, product formulation, and, if FDA approval is received, sales and marketing.

•	Co-Development Products: Co-Development Products include only those product candidates identified by the joint steering committee for further development in either the BCC or the hair growth prevention fields. For product candidates in the BCC field, Genentech will create a co-development plan and budget and Curis will have the option to share in the development costs. For product candidates in the hair growth prevention field, Curis will create a co-development plan and budget and Genentech will have the option to share in the development costs. In both co-development scenarios, a co-development committee will be formed, consisting of an equal number of members from Genentech and Curis, to oversee the co-development efforts.

The Company recorded the $5,000,000 up-front payment and the $4,000,000 in license payments due from Genentech as deferred revenue and will recognize these as revenue on a straight-line basis over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). For the three- and nine-month periods ended September 30, 2003, the Company recorded revenue related to the Genentech collaboration of $346,000 and $360,000, respectively. This revenue is included in “License fees and royalty revenue”in the Consolidated Statement of Operations.

In addition, as partial consideration for the rights and licenses granted to Genentech under the Collaboration Agreement, the Company sold to Genentech 1,323,835 shares of its common stock at a purchase price of $2.644 per share for aggregate proceeds of $3,500,000, pursuant to the terms of a stock purchase agreement. The Company also entered into a registration rights agreement with Genentech pursuant to which the Company is required to register the shares of common stock for resale in the future under specified conditions.

7.	Termination of Elan Collaboration—

On May 16, 2003, the Company and affiliates of Elan Corporation, plc entered into a termination agreement to conclude the joint venture that the Company and Elan had originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. Prior to the termination, the Company and Elan owned 80.1% and 19.9%, respectively, of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred its 19.9% share of Curis Newco to the Company, such that Curis Newco has become a wholly-owned subsidiary of the Company and Curis Newco is consolidated into the Company’s consolidated financial statements.

Curis Newco did not incur any expenses during the three- or nine-month periods ended September 30, 2003. In accordance with the development agreement between the Company and Elan that governed Curis Newco’s operations prior to the effectiveness of the termination agreement, the Company and Elan were required to agree upon a Curis Newco development plan in order for any expenses to be incurred by Curis Newco. The Company and Elan did not reach agreement on a development plan prior to the termination of

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

the joint venture on May 16, 2003, and therefore no expenses were recorded at Curis Newco in 2003. As of the termination date, the Company had recorded a payable to Curis Newco of $1,089,000, which represented the Company’s 80.1% share of Curis Newco’s loss for the three-month period ended December 31, 2002. In addition, the Company had recorded a receivable from Curis Newco of $1,299,000 which represented charges for services performed by the Company on behalf of Curis Newco for the three-month period ended December 31, 2002. Both of these amounts were paid as part of the termination, and there are no remaining balances related to these amounts as of September 30, 2003.

In July 2001, the Company entered into a convertible note payable, referred to as the July 2001 Note, with Elan Pharma International Limited, or EPIL, of which approximately $4,900,000 was outstanding at the May 16, 2003 termination date. As part of the termination, the Company repaid $1,500,000 in cash and EPIL forgave $400,000 of the July 2001 Note. The Company then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000, referred to as the May 2003 Note. The terms of the May 2003 Note were substantially the same as those under the July 2001 Note except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of September 30, 2003, there was approximately $3,069,000, including approximately $69,000 in accrued interest, outstanding under the May 2003 Note.

In July 2001, the Company issued to Elan shares of its Series A convertible/exchangeable preferred stock, or Preferred Stock, valued at $12,015,000, to fund the Company’s pro rata share of the initial capitalization of Curis Newco. The Company recorded a charge to accumulated deficit of $271,000 for the nine-month period ended September 30, 2003 for the accretion of a mandatory 6% dividend on the Preferred Stock. Such amounts are included in the net loss applicable to common stockholders in the nine-month period ended September 30, 2003. The Preferred Stock, which had a carrying value of $13,336,000, was cancelled on the May 16, 2003 termination date. As partial consideration for the rights and benefits described in the termination agreement, including the cancellation of the Preferred Stock, the Company issued 2,878,782 shares of its common stock to Elan, with a fair value at the time of issuance of $8,377,000.

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

8.	Termination of Aegera Therapeutics, Inc. Collaboration—

Effective April 30, 2003, the Company terminated the remaining components of a license and collaboration agreement between the Company and Aegera Therapeutics, Inc. (“Aegera”). This license and collaboration agreement, originally entered into on January 5, 2001, granted the Company an exclusive worldwide license to Aegera’s skin-derived, adult stem cell technologies and provided for a three-year research collaboration under which the Company was obligated to fund six full-time equivalent researchers per year at Aegera at an annual cost to the Company of $600,000. The Company had previously terminated the research collaboration component of this agreement, effective October 24, 2002.

As part of the April 30, 2003 termination agreement, Aegera paid the Company approximately $78,000 related to overpayments made by the Company to Aegera during the research and collaboration term. For the nine months ended September 30, 2003, the Company recorded the $78,000 as a reduction in research and development expenses in the Consolidated Statement of Operations.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

9.	Other Intangible Assets—

Other intangible assets consisted of approximately the following as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Patents	612,000	612,000
Less: accumulated amortization	(416,000)	(360,000)

	$196,000	$252,000

10.	Long-Term Debt, Capital Lease Obligations and Operating Leases—

Long-term debt and capital lease obligations consisted of approximately the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Note payable to financing agencies for capital purchases	$4,002,000	$4,239,000
Obligations under capital leases, net of $19,000 and $31,000 discount at September 30, 2003 and December 31, 2002, respectively	533,000	1,291,000
Convertible subordinated note payable to Becton Dickinson, net of $147,000 and $187,000 discount, including $317,000 and $212,000 of accrued interest at September 30, 2003 and December 31, 2002, respectively	2,170,000	2,025,000
Convertible promissory note agreement with Elan Pharma International, including $69,000 and $200,000 of accrued interest at September 30, 2003 and December 31, 2002, respectively	3,069,000	4,860,000

	9,774,000	12,415,000
Less current portion	(4,535,000)	(2,105,000)

Total long-term debt and capital lease obligations	$5,239,000	$10,310,000

11.	Accounting for Stock-Based Compensation—

The Company has two stock-based compensation plans. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for qualifying options granted to its employees and directors under its plans and applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” (“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income (loss) and net income (loss) per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following are the pro forma net income (loss) and net income (loss) per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders, as reported	$4,549,916	$(5,932,910)	$(4,958,986)	$(95,109,001)
Add back: Stock-based compensation included in net loss applicable to common stockholders, as reported	291,241	553,851	1,210,435	1,679,246
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(2,127,315)	(1,911,532)	(5,809,512)	(5,403,127)
Pro forma net income (loss) applicable to common stockholders	$2,713,842	$(7,290,591)	$(9,558,063)	$(98,832,882)
Basic net income (loss) per common share—
As reported	$0.12	$(0.18)	$(0.14)	$(2.92)
Pro forma	$0.07	$(0.22)	$(0.28)	$(3.04)
Diluted net income (loss) per common share—
As reported	$0.11	$(0.18)	$(0.14)	$(2.92)
Pro forma	$0.06	$(0.22)	$(0.28)	$(3.04)

The effects on three and nine months ended September 30, 2003 and 2002 pro forma net income (loss) and net income (loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

12.	Guarantor Arrangements—

As permitted under Delaware law, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited; however, the Company has director and officer insurance policies that it expects, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. Because the Company has never made payments under these indemnification provisions and maintains insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to September 30, 2003. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2003.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

13.	New Accounting Standards—

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

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

Our research programs are conducted both internally and through strategic alliances and partnerships. We currently are a party to collaborations and strategic relationships with Genentech, Inc. and Ortho Biotech Products, LP, a subsidiary of Johnson & Johnson. We have licensed certain of our technologies to Amylin Pharmaceuticals and ES Cell International. In the future, we plan to continue to seek corporate partners for certain technologies, including our Hedgehog agonist neurology program. However, we may not be successful in our efforts to enter into new partnerships, and our existing partnerships may not be successful. Even though we are seeking partners to help develop some of our technologies, we expect to select at least one program that we will develop further on our own. Our selection of a program will be based on a number of factors including the time, expense and complexity of clinical trials that we estimate will be required for approval. For example, we are considering whether the Hedgehog Small Molecule Agonist Alopecia Program may be a good program to develop further without a partner.

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

Genentech, Inc.    On June 11, 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech, Inc. for applications in cancer therapy pursuant to the terms of a collaborative research, development and license agreement. The collaboration agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, license fee payments totaling $4,000,000 over the first two years, and milestone payments at various intervals during the U.S., European Union, Japanese and Australian regulatory approval process of small molecule and antibody product candidates, assuming specified research objectives are met. Genentech is also obligated to pay us a royalty on potential future product sales.

Under the terms of the collaboration agreement, we are required to commit eight employees to the small molecule and/or antibody programs for a period of two years. In addition, we will participate on a joint steering committee to oversee the preclinical development of product candidates. Per the collaboration agreement, product candidates identified by the joint steering committee for further (i.e., clinical) development are classified as either “lead products” or “co-development products.” These product candidates are developed as follows:

•	Lead Products: Lead Products include all small molecule and antibody antagonists of the Hedgehog signaling pathway, except for those in either the basal cell carcinoma, or BCC, or the hair growth prevention fields. Genentech bears sole decision making authority and development costs for all lead products, including clinical trial development and management, regulatory affairs, clinical and commercial manufacturing, product formulation and, if FDA approval is received, sales and marketing.

•	Co-Development Products: Co-development products include only those product candidates identified by the joint steering committee for further development in either the BCC or the hair growth prevention fields. For product candidates in the BCC field, Genentech will create a co-development plan and budget and we will have the option to share in the development costs. For product candidates in the hair growth prevention field, we will create a co-development plan and budget and Genentech will have the option to share in the development costs. In both co-development scenarios, a co-development committee will be formed, consisting of an equal number of members from Genentech and us, to oversee the co-development efforts.

We will record the $5,000,000 up-front payment and the $4,000,000 in license payments as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, or SAB 101. SAB 101 requires companies to recognize certain upfront non-refundable fees over the period in which the company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. For the three- and nine-month periods ended September 30, 2003, we recorded revenue related to the Genentech collaboration of $346,000 and $360,000, respectively. This revenue is included in the “License fees and royalty revenue” category at the Consolidated Statement of Operations.

In addition, as partial consideration for the rights and licenses granted to Genentech under the collaboration agreement, we sold to Genentech 1,323,835 shares of our common stock at a purchase price of $2.644 per share for aggregate proceeds of $3,500,000, pursuant to the terms of a stock purchase agreement. We also entered into a registration rights agreement with Genentech pursuant to which we are required to register the shares of common stock for resale in the future under specified conditions.

Ortho Biotech Products, L.P. (a subsidiary of Johnson & Johnson).    In November of 2002, we licensed our broad bone morphogenic protein, or BMP, technology portfolio to Ortho Biotech for all non-orthopaedic therapeutic applications in exchange for a $3,500,000 up-front fee, a series of cash milestones if certain research objectives are achieved including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. If the program progresses successfully through clinical development, we are entitled to receive additional milestone payments for the kidney disease related product candidate and milestone payments for the first neurology product candidate. Initial target indications include prevention of bone and blood vessel complications associated with chronic kidney disease and treatments to promote recovery following stroke and brain injury.

Amylin Pharmaceuticals, Inc.    In December of 2002, we licensed our PYY patent applications to Amylin Pharmaceuticals in exchange for an up-front fee, milestone payments if specified research objectives are achieved and a royalty on potential future product sales. Amylin has sole responsibility for all further development of the PYY compound and has recently announced that it may file an IND on PYY for an obesity indication in 2003.

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

Prior Agreements

Micromet AG.    Effective July 31, 2003, we entered into agreements with Micromet to terminate the target research and product development agreements of our collaboration. As a result of the termination of these agreements, we no longer have any performance or contractual obligations with Micromet. Accordingly, we immediately recognized as revenue $8,555,000 of previously deferred revenue related to our agreements with Micromet. As of September 30, 2003, we have continued to defer $3,407,000 in “Long-term deferred revenue” related to the long-term note receivable from Micromet, which is due at the earlier of (i) the closing date for an initial public offering of Micromet’s shares or (ii) June 30, 2005.

Elan Corporation plc.    In May 2003, we entered into a termination agreement with Elan to conclude the joint venture that was originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. We are currently seeking to establish a collaboration with another pharmaceutical or biotechnology company to advance this program. Prior to the termination, we owned 80.1% and Elan owned 19.9% of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred to us its 19.9% share of Curis Newco, making Curis Newco our wholly-owned subsidiary. As a result, Curis Newco is consolidated into our consolidated financial statements as of and for the three- and nine-month periods ending September 30, 2003. In connection with the termination agreement, we also entered into an amended and restated convertible promissory note with Elan Pharma International Limited, or EPIL, pursuant to which we repaid $1,500,000 of an outstanding $4,900,000 note to EPIL in cash and EPIL forgave $400,000. As of September 30, 2003, there was approximately $3,069,000, including approximately $69,000 in accrued interest, outstanding under this convertible note. Also in connection with the termination agreement, Elan agreed to the cancellation of its shares of our Series A convertible exchangeable preferred stock. As partial consideration for the cancellation of the preferred stock, we issued 2,878,782 shares of our common stock to Elan. Lastly, as a result of the termination, all rights granted by both us and Elan at the formation of Curis Newco under separate license agreements with Curis Newco terminated. In addition, the Company, as sole shareholder of Curis Newco, now owns all intellectual property created by Curis Newco.

Aegera.    In April 2003, we terminated the remaining components of a license and collaboration agreement that we had established in January 2001 with Aegera Therapeutics, Inc. Pursuant to this license and collaboration agreement, Aegera had granted us an exclusive worldwide license to its skin-derived, adult stem cell technologies and had provided for a three-year research collaboration, under which we were obligated to fund six full-time equivalent researchers per year at Aegera at an annual cost to us of $600,000. We had previously terminated the research collaboration component of this agreement, effective October 24, 2002.

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

Future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the outcome of other product candidates currently in our research and development pipeline. We cannot be sure of either the timing or amount of these payments or the likelihood of successful outcomes for products currently in our pipeline. We have never been profitable and we expect to incur additional operating losses in the next several years. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations and the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that we have sufficient cash to operate into the first quarter of 2006.

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

Long-Lived Assets.    Long-lived assets consist of goodwill, long-term receivables, equity securities held in Micromet, ES Cell and Aegera, capitalized patent costs and long-term deposits. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it were determined that the carrying value of intangible or long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method.

As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill. In lieu of amortization, we performed an initial assessment of impairment of our goodwill in the first quarter of 2002. This initial assessment involved comparing our fair value to our net assets. We determined our fair value based on quoted market prices adjusted to provide for a control premium. Our fair value was in excess of our net assets and, therefore, we concluded that our goodwill was not impaired. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We concluded that the decline in our market capitalization during the three-month period ended June 30, 2002 indicated that the carrying value of goodwill might be impaired. As a result, we conducted an impairment assessment as required under SFAS No. 142 by comparing our fair value to our net assets, including goodwill, as of June 30, 2002. Because the carrying value of our net assets exceeded our fair value at June 30, 2002, we determined that our goodwill had been impaired. To determine the amount of the impairment charge, we calculated our implied goodwill as the difference between our fair value and the fair value of our assets and liabilities. The fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology. Based on this valuation, we determined that our implied goodwill was $8,982,000, and we recorded a non-cash charge in the quarter ended June 30, 2002 of approximately $64,098,000 to write-down our existing goodwill.

The goodwill impairment analysis involved considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, and projected cash flows of our in-process research and development programs. The control premium used in determining our fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisitions. Most of our research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows were based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing our in-process technology. All of these estimates involve a significant amount of judgment by our management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different results in our transitional impairment assessment conducted as of January 1, 2002 and in our impairment assessment conducted in the second quarter of 2002. Had we used a significantly lower control premium in determining our fair value, our transitional impairment analysis could have indicated that goodwill was impaired at January 1, 2002. In addition, using different estimated cash flows or discount rates in determining our implied goodwill in the second quarter of 2002 could have resulted in a higher or lower goodwill impairment charge.

During the year ended December 31, 2002, we recorded impairment charges of property and equipment assets related to our business realignment of approximately $5,337,000. These charges relate to impairment on assets at our former manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts.

$4,761,000 of the total impairment charge relates to the write-off of tenant improvements made to the Erie Street facility, since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining charge of $576,000 was to write-down equipment to its estimated salvage value. The amount we received from the sale of these assets was not significantly different from the originally estimated fair value.

During the fourth quarter of the year ended December 31, 2002, we recorded an impairment charge of approximately $271,000 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker, and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

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

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone, as long as the milestone is deemed to be substantive and we have no other performance obligations. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. We recognized $346,000 and $360,000, respectively, in revenue related to our collaboration with Genentech for the three- and nine-month periods ended September 30, 2003. The remainder will be recognized proportionately as the remaining services are performed. Revenues for research and development services are recognized as such services are performed. For the three- and nine-month periods ended September 30, 2003, we recognized $357,000 and $1,128,000 respectively, of revenues relating to research and development services performed under our corporate collaboration agreement with ES Cell. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured. No royalty revenue was recognized during the three-month period ending September 30, 2003.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized prior to September 30, 2004 are classified as long-term deferred revenue. As of September 30, 2003, we have recorded long-term deferred revenue of approximately $10,663,000, of which $3,407,000 is related to deferred revenue associated with a note receivable received from Micromet as part of our former collaboration and $7,256,000 is related to our collaboration with Genentech. We have recorded short-term deferred revenue of approximately $1,428,000 of which $1,385,000 is related to our collaboration with Genentech.

We follow detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, we entered into a collaboration agreement with Genentech, under which we received a $5,000,000 up-front fee and will receive $4,000,000 in license fees. We have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. The estimate of deferred revenue includes management’s assessment of our time period of involvement with the collaboration since we will recognize revenue on a straight-line basis over our period of involvement. Our period of involvement is largely determined by the period to commercialization of clinical candidates which we co-developed with Genentech. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition rates. To date, $360,000 has been recognized as revenue. The remaining $8,640,000 is recorded as deferred revenue on our balance sheet at September 30, 2003.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain liabilities. Actual results may differ from such estimates. Examples of some of our significant estimates are as follows:

Valuation of investments in privately-held companies.    We have investments in Aegera, Micromet and ES Cell of $167,000, $686,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our Consolidated Balance Sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly-traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We considered available information in estimating the fair value of these investments and, as of September 30, 2003, believe that the fair value of these investments is not less than their carrying value. However, if the financial condition or results of one or more of these companies declines significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other-than-temporary.

Collectibility of long-term note receivable.    As of September 30, 2003, we have a note receivable from Micromet totaling $5,115,000, including accrued interest of $398,000. This amount is presented as “Long-term receivables” in our Consolidated Balance Sheets. Payment of this note is not due until the earlier of the closing of an initial public offering by Micromet or June 30, 2005. As of September 30, 2003, we believe this note is fully collectible and, therefore, we have not recorded a reserve against this balance. If Micromet’s financial condition declines, some or all of this note could become uncollectible. The Company has recorded $3,407,000 of deferred revenue related to this note and if some or all of the note becomes uncollectible then the Company will reduce the note receivable and related deferred revenue by a like amount. Beginning January 1, 2003, we have ceased accruing interest income related to this long-term note receivable.

Timing of Deferred Revenue Recognition.    We have recorded short-term deferred revenue of $1,428,000 and long-term deferred revenue of $10,663,000 as of September 30, 2003. Short-term deferred revenue consists of amounts not expected to be recognized as revenue by September 30, 2004. However, this estimate is based on our current operating plan as of September 30, 2003. If this operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from October 1, 2003 through September 30, 2004.

Results of Operations

Three-Month Periods Ended September 30, 2003 and September 30, 2002

Revenues

Total revenues for the three-month period ended September 30, 2003 were $9,309,000 as compared to $222,000 for the three-month period ended September 30, 2002, an increase of $9,087,000. Revenues for the three-month period ended September 30, 2003 were derived primarily from $8,555,000 in previously deferred revenue that we recognized upon the termination of our product development and target research agreements with Micromet during the quarter. In addition, we recognized $346,000 related to our collaboration with

Genentech. Total revenues for the three-month period ended September 30, 2002 include $181,000 in royalty revenues received from Stryker Corporation (“Stryker”) and $41,000 in revenue recognized under our strategic alliance with Micromet. As part of our transaction with Stryker completed on October 1, 2002, we will receive no future royalties or payments of any other kind from Stryker.

Operating Expenses

Research and development expenses for the three-month period ended September 30, 2003 were $3,036,000 as compared to $2,884,000 for the three-month period ended September 30, 2002, an increase of $152,000, or 5%. The increase was partially due to the termination of our collaboration with affiliates of Elan Corporation. For the three-month period ended September 30, 2002, our research and development costs were reported net of $1,211,000 in costs related to our Hedgehog agonist neurology program that were charged directly to Curis Newco by Curis (80.1% of these costs were included in “Equity in loss from joint venture” at our consolidated statement of operations). Costs related to our Hedgehog agonist neurology program are included in research and development costs for the three-month period ended September 30, 2003. This increase was partially offset by reductions in operating expense categories including decreases in personnel, occupancy and depreciation, outside services and legal fees associated with our intellectual property.

Research and development expenses for the three-month period ended September 30, 2003 include the cost of employees involved in research and development of $993,000, outside services including medicinal chemistry, consulting and sponsored research collaborations of $725,000, occupancy and depreciation charges of $454,000, lab supplies of $433,000 and legal fees associated with our intellectual property of $213,000.

Research and development expenses for the three-month period ended September 30, 2002 include the cost of employees involved in research and development of $1,021,000, outside services including medicinal chemistry, consulting and sponsored research collaborations of $698,000, occupancy and depreciation charges of $504,000, lab supplies of $239,000 and legal fees associated with our intellectual property of $493,000.

General and administrative expenses for the three-month period ended September 30, 2003 were $1,438,000 as compared to $1,461,000 for the three-month period ended September 30, 2002, a decrease of $23,000, or 2%.

General and administrative expenses for the three-month period ended September 30, 2003 include the costs of employees of $673,000, occupancy and depreciation charges of $148,000, and professional service fees and other outside services including legal costs and consultants of $298,000.

General and administrative expenses for the three-month period ended September 30, 2002 include the costs of employees of $785,000, occupancy and depreciation charges of $171,000, and professional service fees and other outside services including legal costs and consultants of $319,000.

Stock-based compensation for the three-month period ended September 30, 2003 was $291,000 as compared to $554,000 for the three-month period ended September 30, 2002, a decrease of $263,000, or 47%. The decrease was primarily attributable to $179,000 in compensation expense recorded during the three-month period ended September 30, 2002 on restricted stock awarded to our board of directors in June 2002. These restricted stock awards were made to each director in lieu of cash consideration for services from June 12, 2002 through June 12, 2003.

Amortization of intangible assets was $19,000 for three-month period ended September 30, 2003 as compared to $60,000 for the three-month period ended September 30, 2002, a decrease of $41,000, or 69%. The decrease was primarily due to an impairment charge of approximately $271,000 that we recorded in the fourth quarter of 2002 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

Equity in Loss from Joint Venture

We recorded no Equity in loss from joint venture during the three-month period ended September 30, 2003 as compared to $977,000 during the three-month period ended September 30, 2002. The Equity in loss from joint venture relates to a joint venture, Curis Newco, that we formed in July 2001 with affiliates of Elan Corporation. This joint venture was terminated on May 16, 2003. As part of the termination, we now own 100% of the outstanding shares of Curis Newco.

Other Income, Net

Other income, net for the three-month period ended September 30, 2003 was $25,000 as compared to a net expense of $38,000 for the three-month period ended September 30, 2002, an increase of $63,000. The increase was partially attributed to a $65,000 gain recognized during the three-month period ended September 30, 2003 on currency rate fluctuations on a EURO-denominated long-term note receivable issued to us by Micromet, a former strategic partner. For the three-month period ended September 30, 2002, we recognized a loss of $41,000 on currency rate fluctuations related to the Micromet note.

For the three-month period ended September 30, 2003, interest income was $115,000 as compared to $234,000 for the three-month period ended September 30, 2002, a decrease of $119,000. The higher interest income for the three-month period ended September 30, 2002 resulted primarily from higher average yields on investments as compared to the three-month period ended September 30, 2003.

Interest expense for the three-month period ended September 30, 2003 was $156,000 as compared to $232,000 for the three-month period ended September 30, 2002, a decrease of $76,000, or 33%. The decrease in interest expense was partially attributable to a decrease in the variable interest rate on notes payable and decreases in the principle amount of debt outstanding.

Accretion of Preferred Stock Dividend

We recorded no accretion of preferred stock dividend for the three-month period ended September 30, 2003 as compared to $180,000 for the three-month period ended September 30, 2002. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan as part of a joint venture with Elan. The decrease is attributed to the termination of the joint venture on May 16, 2003, since the convertible exchangeable preferred stock was cancelled as part of the termination. For three-month period ended September 30, 2002 this amount is included in the net loss applicable to common stockholders.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net income applicable to common stockholders of $4,550,000 for the three-month period ended September 30, 2003 as compared to a net loss applicable to common stockholders of $5,933,000 for the three-month period ended September 30, 2002.

Nine-Month Periods Ended September 30, 2003 and September 30, 2002

Revenues

Total revenues for the nine-month period ended September 30, 2003 were $10,293,000 as compared to $571,000 for the nine-month period ended September 30, 2002, an increase of $9,722,000. Revenues for the nine-month period ended September 30, 2003 were derived primarily from $8,555,000 in previously deferred revenue that we recognized upon the termination of our product development and target research agreements with Micromet AG during the quarter. In addition, we recognized $1,128,000 in revenue related to our collaboration with ES Cell and $360,000 related to our collaboration with Genentech. Total revenues for the nine-month period ended September 30, 2002 include $388,000 in royalty revenues received from Stryker and $183,000 in revenue recognized under our strategic alliance with Micromet.

Operating Expenses

Research and development expenses for the nine-month period ended September 30, 2003 were $9,542,000 as compared to $11,622,000 for the nine-month period ended September 30, 2002, a decrease of $2,080,000, or 18%. The decrease was primarily due to a reduction in legal fees associated with intellectual property that we have licensed to third parties over the course of the last year. In addition, we experienced decreases in personnel costs as a result of reductions in the research staff in December 2002 and occupancy costs associated with a sublease of 67% of one of our buildings which we entered into in August 2002. These decreases were partially offset by the effect of the termination of our collaboration with affiliates of Elan Corporation. For the nine-month period ended September 30, 2002, our research and development costs were reported net of $3,964,000 in costs related to our Hedgehog agonist neurology program that were charged directly to Curis Newco by Curis (80.1% of these costs are included in “Equity in loss from joint venture” at our consolidated statement of operations). For the nine-month period ended September 30, 2003, costs related to our Hedgehog agonist neurology program are included in research and development costs.

Research and development expenses for the nine-month period ended September 30, 2003 include the cost of employees involved in research and development of $3,013,000, outside services including medicinal chemistry, consulting, sponsored research collaborations and clinical trials of $2,556,000, occupancy and depreciation charges of $1,466,000, lab supplies of $1,415,000 and legal fees associated with our intellectual property of $532,000.

Research and development expenses for the nine-month period ended September 30, 2002 include the cost of employees involved in research and development of $3,581,000, outside services including medicinal chemistry, consulting and sponsored research collaborations of $2,572,000, occupancy and depreciation charges of $1,777,000, lab supplies of $1,250,000 and legal fees associated with our intellectual property of $1,720,000.

General and administrative expenses for the nine-month period ended September 30, 2003 were $4,465,000 as compared to $6,661,000 for the nine-month period ended September 30, 2002, a decrease of $2,196,000, or 33%. The decrease was primarily due to a decrease in legal costs and professional fees and a decrease in personnel costs as a result of reductions in the administrative staff in December 2002. The decrease was also partially attributable to a decrease in a charge to record a reserve for possible non-collection of notes receivable outstanding to two former officers of Creative BioMolecules. We recorded charges related to this reserve of approximately $34,000 and $674,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The book value of the notes receivable was $1,338,000 as of September 30, 2003, and is included as “Notes receivable” at the Stockholders’ Equity section of our Consolidated Balance Sheet. The reserve on the notes receivable was $1,227,000 as of September 30, 2003 and is included in “Accrued Liabilities” in our Consolidated Balance Sheet.

General and administrative expenses for the nine-month period ended September 30, 2003 include the cost of employees of $1,945,000, occupancy and depreciation charges of $465,000, legal and professional fees of $742,000 and consulting expense of $231,000.

General and administrative expenses for the nine-month period ended September 30, 2002 include the cost of employees of $2,381,000, occupancy and depreciation charges of $720,000, legal and professional fees of $1,291,000 and consulting expense of $238,000.

Stock-based compensation for the nine-month period ended September 30, 2003 was $1,210,000 as compared to $1,679,000 for the nine-month period ended September 30, 2002, a decrease of $469,000, or 28%. The decrease was partially attributable to a decrease in the amount of stock-based compensation expense related to our issuance on August 18, 2000 of stock options with exercise prices below fair market value. Because these options were issued with exercise prices below fair market value, we recorded deferred compensation and have been amortizing the deferred compensation over the four-year vesting period of the options. However, when an option holder’s employment with us is terminated, we treat any unvested portion of their options and related deferred compensation as charged to the additional paid-in capital accounts (not the stock-based compensation accounts). Accordingly, the departures of four officers and approximately 55 other employees as a result of the February 2002 realignment of our business and a subsequent staff reduction in December 2002 have resulted in a decrease of stock-based compensation expense, since the remaining deferred compensation balance associated with each terminated employee’s August 18, 2000 stock options was immediately charged to additional paid-in capital instead of to stock-based compensation. In addition, $179,000 in compensation expense was recorded for the nine-month period ended September 30, 2002 related to restricted stock awarded to our board of directors in June 2002. These restricted stock awards were made to each director in lieu of cash consideration for services on our board from June 12, 2002 through June 12, 2003. No such expense was recorded during the three-month period ended September 30, 2003. This decrease was partially offset by $100,000 in compensation expense recorded on options awarded to non-employees during the nine-month period ended September 30, 2003.

Amortization of intangible assets was $56,000 for the nine-month period ended September 30, 2003 as compared to $181,000 for the nine-month period ended September 30, 2002, a decrease of $125,000, or 69%. The decrease was primarily due to an impairment charge of approximately $271,000 that we recorded in the fourth quarter of 2002 to reduce the carrying value of patents associated with our OP-1 technology which is licensed to Stryker. The charge was recorded as a result of our transaction with Stryker, under which we sold our rights to future royalties from Stryker on sales of OP-1. We wrote these patents off because we will not receive any future royalties or other revenue from Stryker, and because these patents are not expected to be utilized in future operations and have no alternative future use to us.

Impairment charges of property and equipment assets for the nine-month period ended September 30, 2002 of approximately $5,337,000 relate to impairment on assets at the Erie Street Facility. Total carrying value of assets at the Erie Street Facility before the impairment charge was approximately $5,652,000. The property and equipment assets at the Erie Street Facility were used to support clinical programs that were suspended or terminated as part of an operational realignment in 2002 and have been deemed to be unlikely to be used in our future operations. $4,761,000 of the impairment charge relates to the write-off of tenant improvements made to the Erie Street Facility, since such improvements are affixed to the facility and therefore cannot be sold separately from the facility. The remaining $576,000 of impairment charge represents our estimate of loss on disposition of the furniture and equipment assets held at the Erie Street Facility. We do not expect to incur additional impairment on property and equipment related to the realignment in future periods.

Impairment of goodwill for the nine-month period ended September 30, 2002 was $64,098,000. We recorded no impairment charge for the nine-month period ended September 30, 2003. In accordance with SFAS No. 142, we concluded that the decline in our market capitalization during the three-month period ended September 30, 2002 indicated that the carrying value of our goodwill may be impaired. Accordingly, we conducted an impairment review as required under SFAS No. 142 as of September 30, 2002 and determined that goodwill impairment had occurred as of September 30, 2002. The value of Curis, as a single reporting unit, was calculated using quoted market prices adjusted to provide for a control premium. In calculating the impairment charge, the fair value of our intangible assets, principally consisting of completed and in-process technology, was estimated using a discounted cash flow methodology.

Realignment expenses of $3,490,000 were recorded in the nine-month period ended September 30, 2002. These charges relate to: (i) costs of approximately $1,139,000 associated with workforce reductions of 46 people, including 4 officers, (ii) costs of approximately $2,306,000 associated with the closing of clinical programs and decommissioning of a manufacturing and development facility and (iii) other costs of approximately $45,000. As of September 30, 2002, we had expended approximately all of the $3,490,000 in realignment expenses. We do not expect to incur additional expenses in future periods.

Equity in Loss from Joint Venture

We recorded no Equity in loss from joint venture during the nine-month period ended September 30, 2003 as compared to $3,217,000 during the nine-month period ended September 30, 2002. The Equity in loss from joint venture relates to a joint venture, Curis Newco, that we formed in July 2001 with affiliates of Elan Corporation. This joint venture was terminated on May 16, 2003. As a result of the termination, we now own 100% of the outstanding shares of Curis Newco.

Other Income, Net

Other income, net for the nine-month period ended September 30, 2003 was $292,000 as compared to $1,148,000 for the nine-month period ended September 30, 2002, a decrease of $856,000. The decrease was mainly attributed to a gain of $601,000 resulting from the sale of marketable securities during the first quarter of 2002 and higher interest income for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2003.

For the nine-month period ended September 30, 2003, interest income was $313,000 as compared to $849,000 for the nine-month period ended September 30, 2002, a decrease of $536,000. The higher interest income for the three-month period ended September 30, 2002 resulted from both higher average available investment balances and higher average yields on investments as compared to the nine-month period ended September 30, 2003.

Interest expense for the nine-month period ended September 30, 2003 was $570,000 as compared to $690,000 for the nine-month period ended September 30, 2002, a decrease of $120,000, or 17%. The decrease in interest expense was partially attributable to a decrease in the variable interest rate on notes payable and decreases in the principle amount of debt outstanding.

Accretion of Preferred Stock Dividend

Accretion of preferred stock dividend for the nine-month period ended September 30, 2003 was $271,000 as compared to $543,000 for the nine-month period ended September 30, 2002, a decrease of $272,000, or 50%. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan as part of a joint venture with Elan. The decrease is attributed to the termination of the joint venture on May 16, 2003, since the convertible exchangeable preferred stock was cancelled as part of the termination. The amounts are included in the net loss applicable to common stockholders for nine-month periods ended September 30, 2003 and 2002.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $4,959,000 for the nine-month period ended September 30, 2003 as compared to a net loss applicable to common stockholders of $95,109,000 for the nine-month period ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $45,790,000, including restricted cash and cash equivalents of $4,204,000. We have financed our operations primarily through placements of equity securities, payments received under agreements with collaborative partners and government grants, amounts received under debt and capital lease agreements, manufacturing contracts and the sale of certain OP-1 royalty and manufacturing rights and facilities to Stryker.

Net cash used in operating activities was $6,076,000 for the nine-month period ended September 30, 2003 compared to $19,101,000 for the nine-month period ended September 30, 2002. Cash used in operating activities during the nine-month period ended September 30, 2003 was primarily the result of our net loss for the period of $4,688,000 and a $2,000,000 long-term receivable due from Genentech in connection with a license payment due to us in July 2005, partially offset by $2,750,000 in non-cash charges including stock-based compensation expense, depreciation and amortization, non-cash interest expense on notes payable and amortization of intangible assets. We used approximately $2,139,000 of operating cash as a result of changes in certain of our operating asset and liabilities during the three-month period ended September 30, 2003. Net cash used in operating activities during the nine-month period ended September 30, 2002 was primarily the result of our net loss for the period of $94,566,000, partially offset by $73,084,000 in non-cash charges including impairment charges on our intangible and tangible assets, stock-based compensation expense, depreciation and amortization, non-cash interest expense on notes payable and amortization of intangible assets. Our net loss was further offset by our equity in loss of joint venture of $3,217,000. We used approximately $1,490,000 of operating cash as a result of changes in certain of our operating asset and liabilities.

Investing activities provided $1,426,962 of cash for the nine-month period ended September 30, 2003, resulting principally from $1,498,000 in proceeds from net investment sales. Net cash used in investing activities was $4,506,000 for the nine-month period ended September 30, 2002. Cash used in investing activities during the nine-month period ended September 30, 2002 was primarily the result of a $4,646,000 increase in restricted cash, resulting from our loan agreement with Boston Private Bank & Trust Company.

Financing activities provided approximately $11,736,000 of cash for the nine-month period ended September 30, 2003, resulting primarily from $14,367,000 received in issuances of common stock, including net proceeds of $9,829,000 from our August 2003 private placement of common stock, $3,500,000 in common stock purchased by Genentech as part of our collaboration and $1,006,000 received by the exercise of stock options. These cash inflows were partially offset by repayments of obligations under capital lease and debt arrangements of $2,609,000. Financing activities used approximately $2,535,000 of cash for the nine-month period ended September 30, 2002, resulting primarily from net repayments of obligations under capital lease and debt arrangements.

On August 14, 2003, we completed a private placement of 3,589,700 shares of newly issued common stock at a purchase price of $3.04 per share, to selected institutional and accredited investors. We intend to use the $9,829,000 in net proceeds from the private placement primarily to support the Company’s clinical and research and development efforts, working capital and other general corporate purposes. In addition, in connection with the private placement, we issued warrants to purchase 1,076,910 shares of common stock at an exercise price of $4.45 per share. The warrants expire on August 14, 2008.

On June 11, 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech, Inc. for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement. The Collaboration Agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, license fee payments totaling $4,000,000 over the first two years of the collaboration, and milestone payments at various intervals during the U.S., European Union, Japanese and Australian regulatory approval process of small molecule and antibody product candidates, assuming specified research objectives are met. Genentech has also agreed to pay us a royalty on potential future product sales. Under the terms of the Collaboration Agreement, we are required to commit eight employees to the small molecule and/or antibody programs for a period of two years. In addition, we will participate on a joint steering committee to oversee the preclinical development of product candidates.

We will also participate on a co-development committee to oversee subsequent development of any product candidates that are selected by the joint steering committee for further development in human clinical trials. We intend to recognize revenue related to the $5,000,000 up-front payment and the $4,000,000 in license fee payments receivable over our estimated period of involvement related to the collaboration.

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

Effective April 2, 2003, we amended our loan agreement with Boston Private Bank & Trust Company. Under the terms of the loan amendment, we will no longer repay principal in equal quarterly installments over a five-year term. Instead, the loan has been structured as a revolving credit facility under which up to $7,000,000 can be borrowed and remain outstanding until the repayment date of April 1, 2005, upon which all outstanding principal and accrued interest shall be repaid immediately. We will continue to pay interest monthly in arrears at a variable interest rate, which is currently 3.50%. This loan is fully collateralized with a money market account maintained by us at the Boston Private Bank & Trust Company. As of September 30, 2003, we had an outstanding debt obligation of $4,002,000, including $12,000 in accrued interest.

On May 16, 2003, we and affiliates of Elan Corporation, plc (“Elan”) entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. As part of the joint venture arrangement, we had entered into an $8,010,000 convertible note agreement with Elan Pharma International Limited, or EPIL. As part of the termination, of the $4,900,000 outstanding under the note, we repaid $1,500,000 in cash and Elan forgave $400,000. We then entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000. The terms of the amended and restated note were substantially the same as those under the July 2001 note, except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of September 30, 2003, there was approximately $3,069,000, including approximately $69,000 in accrued interest, outstanding under this convertible note payable.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of September 30, 2003, there was approximately $2,317,000, including approximately $317,000 in accrued interest, outstanding under the note agreement.

We lease equipment under various capital lease arrangements. Monthly payments on leases outstanding as of September 30, 2003, range from $1,880 to $21,170 and maturities range from November 2003 to July 2004. The initial terms of the leases range from 36 months to 60 months and bear interest at rates ranging from 12.52% to 16.34%. As of September 30, 2003, approximately $551,000 was outstanding under these agreements and we were in compliance with all covenants under these agreements.

As of September 30, 2003, we had future payments required under contractual obligations and other commitments approximately as follows:

	(amounts in 000’s)
	Remainder of 2003	2004	2005	2006	2007	2008	Total
Debt obligations	$—	$—	$3,991	$—	$—	$—	$3,991
Convertible subordinated long-term debt(1)	—	—	—	2,805	3,812	—	6,617
Capital lease obligations	340	217	—	—	—	—	557
Operating lease obligations	411	822	822	1,433	518	—	4,006
Outside service obligations	1,202	172	—	—	—	—	1,374
Licensing obligations	438	350	—	—	—	—	788

Total future obligations	$2,391	$1,561	$4,813	$4,238	$4,330	$—	$17,333

(1)—	Convertible subordinated debt is convertible into either shares of our common stock or cash.

We anticipate that existing capital resources should enable us to fund current and planned operations into the first quarter of 2006. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our actual capital resources to fund our operations may vary from those currently projected. Our current projections and our ability to continue funding planned operations beyond the first quarter of 2006 is dependent upon a number of important factors, including the success of our collaborations with our collaborative partners, our ability to continue to maintain or reduce our cash burn rate, and our ability to raise additional funds through equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. However, corporate collaborations and additional financing may not be available or, if available, may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and our financial condition and operations will be materially and adversely affected.

We have no off-balance sheet arrangements as of September 30, 2003.

Risk Factors That May Affect Results

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements about our future operating results, discovery and development of products, and current and potential strategic alliances. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions to help identify forward-looking statements.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. It is uncertain when, if ever, we will develop significant sources of ongoing revenue or achieve profitability, even if we are able to develop and commercialize products.

We expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. Our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facilities requirements, if any;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborative partners;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and royalties, if any, from our product candidates in the market;

•	the cost of manufacturing and commercialization activities; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

We expect to seek additional funding through collaborative arrangements with strategic partners and may seek additional funding through public or private financings. However, the biotechnology market in general, and the market for our common stock, in particular, is highly volatile and, depending on market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research, development, commercialization, manufacturing and marketing activities will be adversely affected.

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. In addition, the terms of such a financing may adversely affect other rights of our stockholders. We also could elect to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products. If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

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

The success of our strategy for development and commercialization of product candidates depends upon our ability to form productive strategic collaborations. We currently have strategic collaborations with Genentech, Inc., Ortho Biotech, Products, L.P., a Johnson & Johnson company, ES Cell International Pte Ltd., and Amylin Pharmaceuticals, Inc., and we expect to enter into additional collaborations in the future. Our existing and any future alliances may not be scientifically or commercially successful.

The risks that we face in connection with these alliances include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborative partner were to terminate an agreement, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic alliances for the development and commercialization of products in our development pipeline. For example, we are seeking to enter into a collaboration with respect to our Hh agonist program for neurological disorders. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish a collaboration with respect to our Hh agonist program for neurological disorders or additional strategic alliances or other alternative arrangements. The terms of any additional alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

We have limited financial and managerial resources. These limitations require us to focus on a select group of product candidates in specific therapeutic areas and to forego the exploration of other product opportunities. For example, a decision to concentrate on a particular indication within our neurology program may mean that we will not be able to allocate sufficient resources to fully exploit several different indications within our neurology program. While our technologies may permit us to work in both areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions as to resource allocation may not lead to the development of viable commercial products and may divert resources away from other market opportunities which ultimately prove to be more profitable.

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

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. We have limited experience in conducting clinical trials and expect to rely primarily on contract research organizations and collaborative partners for their performance and management of clinical trials of our product candidates.

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

The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock will substantially decline.

We and our collaborative partners will be required to obtain regulatory approval for our marketing and selling efforts.

The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products under development is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. Because our products are at various stages of preclinical development, we have no experience in filing and prosecuting applications to obtain marketing approval.

Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third party payors. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals.

We also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

As a result of these factors, we or third parties on whom we rely may not successfully begin or complete our clinical trials in the time periods we have forecasted, if at all. Moreover, if we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

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

We have no manufacturing experience. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may not be able to enter into manufacturing contracts on a timely or commercially reasonable basis, if at all. To the extent that we enter into manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. If third-party manufacturers with whom we contract fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock price has traded as high as $5.20 and as low as $2.97 in the quarter ended September 30, 2003. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. At September 30, 2003, the fair market value of these securities amounted to approximately $8,031,000 with net unrealized losses of $3,759 included as a component of stockholders’ equity. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would impair the principal amount of the securities. Our investments are investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely, as we expect to hold our debt to maturity.

At September 30, 2003, we had approximately $551,000 outstanding under fixed rate capital lease agreements that are not subject to fluctuations in interest rates and approximately $4,002,000, including $11,000 in accrued interest, outstanding under a cash-secured term loan agreement with an adjustable rate equal to 3.50% as of September 30, 2003. In addition, we had approximately $2,317,000, including accrued interest of $317,000, outstanding under a convertible subordinated note payable to Becton Dickinson. Lastly, $3,069,000, including accrued interest of $69,000, was outstanding under a convertible promissory note payable to EPIL in connection with Curis Newco.

As of September 30, 2003, we held assets denominated in EUROS on our balance sheet totaling $4,717,000. The underlying assets are expected to have a holding period in excess of one year. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO. We have not entered into any hedging agreements related to this risk.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-14(e)) as of September 30, 2003, have concluded that our disclosure controls and procedures were (a) effective, in that they provided reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) designed to ensure that material information relating to us and our consolidated subsidiary would be made known to our chief executive officer and chief financial officer by others within those entities.

(b)	Changes in internal controls. No change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 14, 2003, we completed a private placement of 3,589,700 shares of newly issued common stock at a purchase price of $3.04 per share to selected institutional and accredited investors. We intend to use the $9,829,000 in net proceeds from the private placement primarily to support our clinical and research and development efforts, working capital and other general corporate purposes. In addition, we issued warrants to purchase 1,076,910 shares of common stock at an exercise price of $4.45 per share. The warrants expire on August 14, 2008.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit Number	Description

10.1

Form of Common Stock and Warrant Purchase Agreement, dated August 11, 2003, entered into by Curis and certain investors, together with a schedule of such investors and the material details of each such agreement.

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

(i)

On July 10, 2003 the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that it had licensed, on June 11, 2003, its small molecule and antibody inhibitors of the Hedgehog signaling pathway to Genentech, Inc. (“Genentech”) for applications in cancer therapy pursuant to the terms of a Collaborative Research, Development and License Agreement.

(ii)

On July 30, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release that announced its financial results for the three- and six-month periods ended June 30, 2003.

(iii)

On August 11, 2003, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that it had entered into definitive agreements with certain institutional and other accredited investors with respect to the private placement of newly issued common stock and warrants to purchase additional shares of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Date: November 12, 2003	By:	/s/ CHRISTOPHER U. MISSLING
Christopher U. Missling Senior Vice President and Chief Financial Officer