Form 10-Q
period 2004-03-31
CURIS INC
filed 2004-04-28
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30347

CURIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3505116 (I.R.S. Employer Identification No.)

61 Moulton Street Cambridge, Massachusetts (Address of Principal Executive Offices)	02138 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 503-6500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).    ☒  Yes    ☐  No

As of April 23, 2004, there were 41,439,983 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.     FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$19,708,935	$27,734,548
Cash equivalents—restricted	190,688	190,661
Marketable securities	13,854,066	7,413,703
Accounts receivable	2,337,215	2,184,973
Prepaid expenses and other current assets	925,943	1,202,993

Total current assets	37,016,847	38,726,878

Property and Equipment, net	2,283,753	2,500,703

Other Assets:
Long-term investments	4,611,929	2,389,742
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net (Note 5)	158,426	177,193
Long-term notes receivable	2,000,000	2,000,000
Deposits and other assets	1,045,783	959,974

Total other assets	16,798,138	14,508,909

	$56,098,738	$55,736,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$12,617	$322,884
Accounts payable	657,987	456,860
Accrued liabilities	2,871,519	2,427,783
Deferred revenue, current portion	1,541,379	1,241,379

Total current liabilities	5,083,502	4,448,906
Convertible notes payable	5,427,551	5,333,733
Deferred revenue, net of current portion	7,936,260	7,088,638

Total liabilities	18,447,313	16,871,277

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at March 31, 2004 and December 31, 2003; 42,460,878 and 41,413,171 shares issued and outstanding, respectively, at March 31, 2004 and 41,608,698 and 40,560,991 shares issued and outstanding, respectively, at December 31, 2003	424,610	416,088
Additional paid-in capital	692,059,674	689,489,382
Notes receivable	(110,368)	(110,368)
Treasury stock (at cost, 1,047,707 shares at March 31, 2004 and December 31, 2003)	(891,274)	(891,274)
Deferred compensation	(724,942)	(963,931)
Accumulated deficit	(653,106,254)	(649,068,435)
Accumulated other comprehensive income	(21)	(6,249)

Total stockholders’ equity	37,651,425	38,865,213

	$56,098,738	$55,736,490

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Collaboration revenues	$855,805	$435,358

Total revenues	855,805	435,358

COSTS AND EXPENSES:
Research and development	2,807,835	2,739,798
General and administrative	1,915,149	1,708,275
Stock-based compensation (A)	301,701	263,866
Amortization of intangible assets	18,768	18,771

Total costs and expenses	5,043,453	4,730,710

Loss from operations	(4,187,648)	(4,295,352)

OTHER INCOME (EXPENSE):
Interest income	107,331	107,134
Other income	153,845	127,772
Interest expense	(111,347)	(229,358)

Total other income	149,829	5,548

Net loss	$(4,037,819)	$(4,289,804)
Accretion of preferred stock dividend	—	(180,225)

Net loss applicable to common stockholders	$(4,037,819)	$(4,470,029)

Net loss per common share (basic and diluted)	$(0.10)	$(0.14)

Weighted average common shares (basic and diluted)	41,105,756	31,731,009

Net loss	$(4,037,819)	$(4,289,804)
Unrealized gain (loss) on marketable securities	6,228	(14,645)

Comprehensive loss	$(4,031,591)	$(4,304,449)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$211,114	$185,925
General and administrative	90,587	77,941

Total stock-based compensation	$301,701	$263,866

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES: Net loss	$(4,037,819)	$(4,289,804)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	301,935	395,181
Stock-based compensation expense	301,701	263,866
Non-cash interest expense on notes payable	103,518	145,776
Amortization of intangible assets	18,768	18,771
Impairment of property and equipment	—	280
Changes in current assets and liabilities:
Accounts receivable	(152,242)	—
Prepaid expenses and other assets	191,241	95,594
Accounts payable and accrued liabilities	644,863	(397,005)
Deferred contract revenue	1,147,622	(48,707)

Total adjustments	2,557,406	473,756

Net cash used in operating activities	(1,480,413)	(3,816,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(8,580,091)	(4,800,098)
Sale of marketable securities	2,145,929	2,900,389
Decrease in restricted cash	—	224,505
Purchase of long-term investments	(3,249,395)	—
Sale of long-term investments	1,027,208	—
Increase in other assets	—	2,500
Purchases and dispositions of property and equipment	(84,985)	(11,109)

Net cash used in investing activities	(8,741,334)	(1,683,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,516,101	—
Purchases of treasury stock	—	(21,890)
Repayments of obligations under capital leases	(319,967)	(483,446)

Net cash provided by (used in) financing activities	2,196,134	(505,336)

Effect of exchange rates on cash and cash equivalents	—	(127,499)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,025,613)	(6,132,696)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,734,548	26,920,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,708,935	$20,787,909

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (“Curis” or “the Company”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company has successfully developed several preclinical product candidates in the fields of kidney disease, cancer, neurological disorders, cardiovascular disease and hair growth regulation.

The Company is subject to risks commensurate with its industry and stage of development including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, its reliance on corporate partners to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with government regulations and approval requirements as well as its ability to grow its business and obtain adequate financing to fund this growth.

2.	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Financial Statement Reclassifications

The Company has reclassified $174,000 for legal costs associated with its patents for the three months ended March 31, 2003 from “Research and development expenses” to “General and administrative expenses” in the Company’s Costs and Expenses section of its Consolidated Statement of Operations and Comprehensive Loss.

4.	Wyeth Pharmaceuticals Collaboration

On January 12, 2004, the Company licensed its Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals for therapeutic applications in the treatment of neurological and other disorders. Under the terms of the agreement, Wyeth paid the Company a $1,500,000 license fee and $1,500,000 to purchase 315,524 shares of the Company’s common stock at a purchase price of $4.754 per share. The common stock purchase price was calculated as the 15-day trailing average of the closing price of the Company’s common stock. The $1,500,000 license fee is being recognized as revenue over the estimated development period of the collaboration, which the Company estimates to be five years.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

In addition to these initial payments, Wyeth is obligated to provide financial support of the Company’s research under the collaboration for a period of two years based on the number of full-time equivalent researchers performing services under the collaboration. Wyeth can, at its option, elect to extend its financial support of the Company’s research in one-year increments. During the three-month period ended March 31, 2004, the Company recorded revenue of $280,000 related to the support of eight full-time equivalent researchers (from the February 9, 2004, effective date until March 31, 2004). In addition, the Company recorded $20,000 as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. The Company will continue to recognize revenue for funded research and expense reimbursement as such research is performed or reimbursable expense is incurred, as applicable.

Wyeth is also obligated to make additional cash payments if the licensed programs successfully achieve development and drug approval milestones and to pay the Company a royalty on net product sales, if any, that escalates with increasing sales volume.

As part of the agreement, the Company has retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including those applications that qualify as orphan drug indications, topical applications for hair growth, local delivery applications for treatment of cardiovascular disease and use of the technology with stem cells as part of an ex vivo therapy. Wyeth has a right of first negotiation to obtain an exclusive license to the orphan drug indications and the cardiovascular applications. The Company is under no obligation to license the technology to Wyeth if the Company secures a license with another collaborator with terms that are more beneficial to the Company.

5.	Other Intangible Assets

Other intangible assets consisted of the following as of March 31, 2004, and December 31, 2003:

	March 31, 2004	December 31, 2003
Patents	$612,000	$612,000
Less: accumulated amortization	(454,000)	(435,000)

	$158,000	$177,000

6.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Obligations under capital leases, net of $2,000 and $12,000 discount at March 31, 2004 and December 31, 2003, respectively	$13,000	$323,000
Convertible subordinated note payable to Becton Dickinson, net of $120,000 and $133,000 discount, including $387,000 and $352,000 of accrued interest at March 31, 2004 and December 31, 2003, respectively	2,267,000	2,219,000
Convertible promissory note payable to Elan Pharma International, Ltd., including $161,000 and $115,000 of accrued interest at March 31, 2004 and December 31, 2003, respectively	3,161,000	3,115,000

	5,441,000	5,657,000
Less current portion	(13,000)	(323,000)

Total long-term debt	$5,428,000	$5,334,000

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Effective January 20, 2004, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements during the period from December 1, 2003 until January 20, 2005. Under the terms of the loan agreement, the Company will request periodic loans for qualifying purchases of equipment and leasehold improvements through January 20, 2005. Until January 20, 2005, the Company will pay interest on any borrowings on a monthly basis in arrears. On January 20, 2005, the Company will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.00% as of March 31, 2004) or a fixed rate (5.94% as of March 31, 2004) for the repayment period. The loan will be secured by any equipment and leasehold improvements financed thereunder. As of March 31, 2004, the Company has not drawn any amounts under the loan agreement.

7.	Accounting for Stock-Based Compensation

The Company has two stock option plans. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for qualifying options granted to its employees and directors under its plans and applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”), for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(4,038,000)	$(4,470,000)
Add back: stock-based compensation included in net loss applicable to common stockholders, as reported	302,000	264,000
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(2,045,000)	(1,857,000)

Pro forma net loss	$(5,781,000)	$(6,063,000)
Net loss per common share (basic and diluted)—
As reported	$(0.10)	$(0.14)
Pro forma	$(0.14)	$(0.19)

The effects on three months ended March 31, 2004 and 2003 pro forma net loss and net loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are generally not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Item 2.    M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Curis, Inc. (“we”, “our” or “us”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. We have successfully developed several promising preclinical product candidates in the fields of kidney disease, cancer, neurological disorders, cardiovascular disease and hair growth regulation.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $653,106,000 as of March 31, 2004. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Ortho Biotech, Genentech and Wyeth. Our strategic collaborations generally provide for our research, development and commercialization programs to be funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. In some cases, we have retained development and commercialization rights in areas where we believe we can attain the greatest potential long-term value through the application of our own internal resources. In the future, we plan to continue to seek corporate partners for the further development and commercialization of some of our technologies. Even though we are seeking partners to help develop some of our technologies, we expect to select at least one program that we will develop further on our own.

Financial Operations Overview

General.    Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources should enable us to maintain current and planned operations into the second half of 2006.

Revenue.    Other than royalty revenue from Stryker Corporation’s sales of OP-1, a bone-inducing protein, we have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products for several years, if ever. In late 2002, Stryker paid us $14,000,000 in exchange for the termination of its future OP-1 royalty obligations. Accordingly, we will receive no future royalties on sales by Stryker of OP-1. Other than revenues from our agreements with Stryker, substantially all of our revenue to date has been derived from license fees and research and development payments that we have received from our strategic collaborators, such as Ortho Biotech, Genentech and Wyeth. In the future, we will seek to generate revenue from a combination of license fees, research and development funding and milestone payments in connection with strategic collaborations, and royalties resulting from the sale of products which incorporate our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expenses consist of costs incurred to discover, research and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including medicinal chemistry, consulting and sponsored research collaborations and occupancy and depreciation charges. We expense research and development costs as incurred.

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigational new drug application filing with the FDA seeking to commence a phase I clinical trial to assess safety in humans. We have set forth below under “Results of Operations” the expenses incurred with respect to each product candidate for the three months ended March 31, 2004 and 2003.

Product Candidate	Primary Indication	Partner/Licensee	Status
BMP-7 protein	Kidney disease	Ortho Biotech	Late preclinical
Hh small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical
Hh small molecule antagonist	Cancer	Genentech	Mid preclinical
Hh antibody antagonist	Cancer	Genentech	Mid preclinical
Hh small molecule agonist	Central nervous system disorders	Wyeth	Mid preclinical
Hh small molecule agonist	Peripheral nervous system disorders	Wyeth	Mid preclinical
Hh small molecule agonist	Hair loss	Internal development	Late preclinical
Hh agonist/protein/gene	Cardiovascular disease	Internal development	Mid preclinical
Hh small molecule antagonist	Hair growth inhibition	Internal development	Early preclinical
PYY peptide	Obesity	Amylin Pharmaceuticals	IND filed

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

Because substantially all of our product development initiatives are in various stages of preclinical testing, the successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Results.”

General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, patent and accounting services.

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenue has been derived from collaborations and other research and development arrangements with third parties. Our current strategic alliances and key license agreements are as follows:

Ortho Biotech Collaboration.    In November 2002, we licensed our broad BMP technology portfolio to Ortho Biotech on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3,500,000 fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. Ortho Biotech has assumed all future costs and responsibility for BMP-based product development and has sole responsibility for deciding if and when human clinical trials of BMP-based product candidates will begin.

Genentech, Inc. Collaboration.    In June 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech on an exclusive, worldwide royalty-bearing basis with the primary focus of the research plan to develop applications in cancer therapy. Under the terms of the agreement, Genentech paid us a license fee of $5,000,000, purchased 1,323,835 shares of our common stock at a price of $2.644 per share for aggregate proceeds of $3,500,000, and is obligated to pay us a total of $4,000,000 in maintenance fees by July 2005. Genentech is also obligated to make cash payments to us upon the successful achievement of clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume. We have retained the right to co-develop products in the field of basal cell carcinoma, in which event we will share in any profits related to the basal cell carcinoma program in a percentage that is equal to our co-development cost sharing contribution.

In March 2004, Genentech announced that it had added a new small molecule antagonist of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the treatment of basal cell carcinoma. Genentech has stated that it expects to file an investigational new drug application on this small molecule later this year or early in 2005. Under our agreement with Genentech, we have retained the right to co-develop products in the field of basal cell carcinoma. In the event we choose to co-develop such products, we will share in any profits related to the commercialization of basal cell carcinoma products in a percentage that is equal to our co-development cost contribution. Under the terms of our agreement, Genentech is required to present a co-development plan and budget to us for the small molecule at which point we will have 30 days to decide if we will participate in the co-development of the basal cell carcinoma product candidate. If we elect to participate, we and Genentech will determine the applicable cost-sharing percentages. In the event that we elect not to participate in the co-development of the basal cell carcinoma product candidate, we will receive milestones and royalties on future sales, if any. We expect to receive the co-development plan and budget to make a decision in 2004.

Wyeth Pharmaceuticals Collaboration.    Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological disorders, including neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock at a price of $4.754 per share for an aggregate purchase price of $1,500,000. Wyeth will provide us with research funding for a minimum of two years. In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume.

Amylin Pharmaceuticals License.    In December 2002, we granted Amylin Pharmaceuticals an exclusive, worldwide royalty-bearing license to our PYY patent applications for use in the research, development and commercialization of products in exchange for a license fee, milestone payments upon the achievement of specified development and product sales objectives, and royalties on potential future product sales, if any. PYY is a gut peptide that has been shown in animals and humans to suppress appetite and reduce food intake. Amylin has exclusive responsibility for expenses related to further development of the PYY compound.

In December 2003, Amylin filed an investigational new drug application with the U.S. Food and Drug Administration to initiate clinical studies with a PYY compound for the potential treatment of obesity. The acceptance of this investigational new drug application occurred during the first quarter of 2004 and resulted in a $50,000 milestone payment to us. This milestone payment is included in the “Revenues” section of our consolidated statement of operations.

Critical Accounting Policies

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

As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and performed an initial assessment of impairment of our goodwill in the first quarter of 2002. SFAS No. 142 also requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment test in December 2003, and determined that as of that date our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2003.

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

We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21. We recognize license payments as revenue if the license has stand-alone value and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. Our estimate of the period of performance involves management judgment.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones are recognized upon achievement of the milestone, as long as the milestone is deemed to be substantive and we have no other performance obligations. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue.

We recognized $463,000 and $343,000, respectively, in revenue related to our collaborations with Genentech and Wyeth for the three months ended March 31, 2004. These amounts consist of revenue of $310,000 recognized under the amortization of a $5,000,000 license fee received from Genentech in July 2003 and future maintenance fees totaling $4,000,000 that will be paid over the first two years of the collaboration, and revenue of $42,000 recognized under the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. The remainder of the license fees will be recognized proportionately as the remaining services are performed. In addition, we recognized $153,000 and $301,000, respectively, of revenues relating to research and development services performed under these collaboration agreements with Genentech and Wyeth for the three-month period ended March 31, 2004. No revenue related to Genentech or Wyeth was recognized in the first quarter of 2003.

For the three-month period ended March 31, 2003, we recognized $435,000 of revenues relating to our corporate collaboration agreement with ES Cell.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets, as further described below as one of our critical accounting estimates. Amounts that we expect will not be recognized prior to March 31, 2005 are classified as long-term deferred revenue. As of March 31, 2004, we have recorded short- and long-term deferred revenue of $1,541,000 and $7,936,000, respectively, which are related to our collaborations with Genentech and Wyeth.

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

Valuation of investments in privately-held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $400,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly-traded and, therefore, determining the fair value of our investments in these companies involves significant judgment.

We consider available information in estimating the fair value of these investments and, as of March 31, 2004, believe that the fair value of our investments is not less than their carrying value.

In January 2004, Micromet announced that it terminated one-third of its workforce as the result of a contract dispute with a co-development partner that resulted in a significant decrease of previously budgeted cash inflows in 2004. Accordingly, we concluded that the carrying value of our investment in Micromet common stock had been impaired as of December 31, 2003, and we reduced the then-carrying value of $686,000 to the estimated fair value of $400,000. As of March 31, 2004, we believe our investment in Micromet has not been further impaired. If the financial condition or results of Aegera or ES Cell decline significantly or if Micromet’s financial condition continues to decline, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

Timing of deferred revenue recognition.    We have recorded short-term deferred revenue of $1,541,000 and long-term deferred revenue of $7,936,000 as of March 31, 2004. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue by March 31, 2005. However, this estimate is based on our current operating plan as of March 31, 2004. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from April 1, 2004, through March 31, 2005.

We follow detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. For example, in connection with our collaboration agreements with Genentech and Wyeth, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. The estimate of deferred revenue reflects management’s estimate of the period of our involvement with the collaboration. Our period of involvement is largely determined by the time to commercialize clinical candidates that we may co-develop with Genentech. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition rates.

Results of Operations

Quarters Ended March 31, 2004 and March 31, 2003

Revenues.    Revenues increased $421,000, or 97%, to $856,000 for the three-month period ended March 31, 2004 as compared to $435,000 for the three-month period ended March 31, 2003. Revenues for the three-month period ended March 31, 2004 were derived from revenue recognized on the license fees from Genentech and Wyeth of $310,000 and $42,000, respectively, and revenue of $153,000 and $301,000 was recognized related to reimbursable collaboration costs from Genentech and Wyeth, respectively. In addition, we achieved a $50,000 milestone payment under the Amylin license agreement in the period ended March 31, 2004, which we recognized as revenue. Revenues for the three-month period ended March 31, 2003 were derived solely from our collaboration with ES Cell.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$48,000	$3,000	1,500.0%
Hh small molecule and antibody antagonist	Cancer	996,000	520,000	91.5%
Hh small molecule agonist	Central nervous system disorders	954,000	1,050,000	(9.1%)
Hh small molecule agonist	Peripheral nervous system disorders	249,000	525,000	(52.6%)
Hh small molecule agonist	Hair loss	182,000	—	100.0%
Stem cells	Research—adult-derived stem cells	317,000	416,000	(23.8%)
Other programs		62,000	226,000	(72.6%)

Total research and development expense		$2,808,000	$2,740,000	2.5%

The increase in research and development expenses in the three months ended March 31, 2004 was primarily due to an increase in spending of $476,000, or 92%, on our Hedgehog small molecule and antibody antagonist program, which is under collaboration with Genentech. The increased spending under our collaboration with Genentech was primarily attributable to a $358,000 increase in chemistry expenses related to potential small molecule antagonist product candidates for the treatment of various cancers. Genentech is obligated to reimburse us a portion of the $358,000 increase in chemistry costs. Reduced spending in other programs, particularly decreases of $276,000 and $164,000 in our Hedgehog small molecule agonist peripheral neuropathy and other programs, respectively, offset this increase.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$804,000	$676,000	18.9%
Occupancy and depreciation	191,000	157,000	21.7%
Legal and professional services	411,000	420,000	(2.1%)
Consulting services	161,000	58,000	177.6%
Insurance costs	134,000	137,000	(2.2%)
Other general and administrative expenses	214,000	260,000	(17.7%)

Total general and administrative expenses	$1,915,000	$1,708,000	12.1%

The increase in the three months ended March 31, 2004, was primarily due to an increase in personnel costs of $128,000 and consulting services of $103,000. These increases were partially offset by reduced spending on legal and professional services and other administrative costs.

Stock-based Compensation.    Stock-based compensation for the three-month period ended March 31, 2004 was $302,000 as compared to $264,000 for the three-month period ended March 31, 2003, an increase of $38,000, or 14%. The increase was primarily attributable to $47,000 in compensation expense recorded on options held by non-employees during the three month-period ended March 31, 2004.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended March 31, 2004 and 2003.

Interest Income.    Interest income was $107,000 for each of the three-month periods ended March 31, 2004 and 2003.

Other Income.    Other income for the three-month period ended March 31, 2004 was $154,000 as compared to $128,000 for the three-month period ended March 31, 2003, an increase of $26,000, or 20%. For the quarter ended March 31, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator. For the three-month period ended March 31, 2003, other income consisted of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense for the three-month period ended March 31, 2004 was $111,000 as compared to $229,000 for the three-month period ended March 31, 2003, a decrease of $118,000, or 52%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our convertible note payable to Elan Pharma International Limited, EPIL, an affiliate of Elan Corporation, and lower interest expense on capital lease and debt obligations. We recorded $46,000 and $93,000, respectively, for the three-month periods ended March 31, 2004 and 2003 under the convertible note payable to EPIL. The average outstanding balance of this convertible note payable was $3,318,000 for the three-month period ended March 31, 2004 as compared to $4,907,000 for the three-month period ended March 31, 2003. We recorded $17,000 and $88,000, respectively, for the three-month periods ended March 31, 2004 and 2003 under our capital lease and debt obligations. The average outstanding balance of the capital leases was $168,000 for the three-month period ended March 31, 2004 as compared to $1,169,000 for the three-month period ended March 31, 2003. At March 31, 2003, we had outstanding debt of $4,004,000 under a loan agreement with Boston Private Bank & Trust Company that was fully repaid in December 2003.

Accretion on Series A Convertible Exchangeable Preferred Stock.    We recorded no accretion of preferred stock dividend for the three-month period ended March 31, 2004 as compared to $180,000 for the three-month period ended March 31, 2003. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan Corporation. As part of our termination agreement with Elan Corporation, the preferred stock was cancelled on May 16, 2003. The $180,000 accretion of preferred stock is included in the net loss applicable to common stockholders for three-month period ended March 31, 2003.

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $4,038,000 for the three-month period ended March 31, 2004 as compared to a net loss applicable to common stockholders of $4,470,000 for the three-month period ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $33,563,000. We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

Cash used in operating activities was $1,480,000 for the three-month period ended March 31, 2004 as compared to $3,816,000 for the three-month period ended March 31, 2003. Cash used in operating activities during the three-month period ended March 31, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the three-month period ended March 31, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss. Cash used in operating activities during the three-month period ended March 31, 2003 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. The effect of these non-cash charges was partially offset by a decrease in operating cash as a result of changes in certain current assets and liabilities.

Investing activities used cash of $8,741,000 for the three-month period ended March 31, 2004 as compared to $1,684,000 used in the three-month period ended March 31, 2003. Cash used results principally from $8,656,000 and $1,900,000 in net investment purchases for the quarters ended March 31, 2004 and 2003, respectively.

Financing activities provided approximately $2,196,000 of cash for the three-month period ended March 31, 2004, resulting primarily from the sale of $2,516,000 of our common stock, including $1,500,000 from the sale of 315,524 shares to Wyeth and $1,016,000 in proceeds received upon stock option exercises. This increase was offset by $320,000 in repayments of obligations under capital leases. Financing activities used approximately $505,000 of cash for the three-month period ended March 31, 2003, resulting primarily from $483,000 in repayments of obligations under capital lease and debt arrangements.

Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological and other disorders pursuant to the terms of a collaboration, research, and license agreement. The collaboration agreement provides for cash payments from Wyeth, including a license fee of $1,500,000 which was received in February 2004, and milestone payments at various intervals during the regulatory approval process of Hedgehog proteins and small molecule Hedgehog pathway agonist candidates, assuming specified research objectives are met. Wyeth is also obligated to pay us a royalty on potential future product sales. Under the terms of the collaboration agreement, Wyeth is obligated to provide financial support of the Company’s research under the collaboration for a minimum of two years. We are recognizing revenue related to the $1,500,000 license fee over our estimated period of involvement related to the collaboration of five years. Under our current operating plan, we expect to recognize approximately $225,000 for the remainder of 2004 related to the license fee payment. In addition, as partial consideration for the rights and licenses granted under the collaboration agreement, with respect to certain types of licensed compounds, we sold 315,524 shares of our common stock to Wyeth at a purchase price of $4.754 per share for aggregate proceeds of $1,500,000, pursuant to the terms of a stock purchase agreement. We also entered into a registration rights agreement with Wyeth covering the registration of the shares of common stock for resale under specified conditions.

In June 2003, we licensed our small molecule and antibody Hedghog pathway antagonists to Genentech for human therapeutic use with the primary focus of the research plan to develop applications in cancer therapy. The collaborative research, development and license agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, maintenance fee payments totaling $4,000,000 over the first two years of the collaboration, none of which has been received, and milestone payments at various intervals during the regulatory approval process of small molecule and antibody product candidates, assuming specified clinical development objectives are met. Genentech is also obligated to pay us a royalty on potential future product sales, if any. Under the terms of the collaboration agreement, we are required to commit eight employees to the small molecule and/or antibody Hedgehog pathway antagonist programs for a period of two years. We are recognizing revenue related to the $5,000,000 up-front payment and the $4,000,000 maintenance fee payments receivable over our estimated period of involvement related to the collaboration of seven and a quarter years. Under our current operating plan, we expect to recognize approximately $930,000 for the remainder of 2004 related to these payments.

Effective January 20, 2004, we entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003, until January 20, 2005. Under the terms of the loan agreement, we will request periodic financings for qualifying purchases of equipment and leaseholds through January 20, 2005. Until January 20, 2005, we will pay interest on any borrowings on a monthly basis in arrears. On January 20, 2005, the Company will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.00% as of March 31, 2004) or a fixed rate (5.94% as of March 31, 2004) for the repayment period. The note will be secured by any equipment and leasehold improvements. We have not drawn any amounts under the loan agreement.

On May 16, 2003, we and affiliates of Elan Corporation entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that agonize the Hedgehog signaling pathway in order to develop therapeutics in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. As part of the joint venture arrangement, we had entered into an $8,010,000 convertible note agreement with EPIL. As part of the termination, we entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000. The terms of the amended and restated note were substantially the same as those under the July 2001 note, except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of March 31, 2004, there was approximately $3,161,000, including approximately $161,000 in accrued interest, outstanding under this convertible note payable.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of March 31, 2004, there was approximately $2,387,000, including approximately $387,000 in accrued interest, outstanding under the note agreement.

As of March 31, 2004, we have one outstanding capital lease obligation. Monthly payments on this lease are $1,880 and it matures July 2004. The initial term of the lease is 48 months and bears interest at 13.1%. As of March 31, 2004, approximately $13,000 was outstanding under this agreement, including a buyout obligation of approximately $5,000, and we were in compliance with all covenants under the agreement.

As of March 31, 2004 we had future payments required under contractual obligations and other commitments as follows:

	(amounts in 000’s)
	Remainder of 2004	2005	2006	2007	2008	2009	Total
Convertible subordinated long-term debt(1)	$—	$—	$2,805	$3,812	$—	$—	$6,617
Capital lease obligations	15	—	—	—	—	—	15
Operating lease obligations	616	822	1,433	518	—	—	3,389
Outside service obligations	1,085	—	—	—	—	—	1,085
Licensing obligations	125	—	—	—	—	—	125

Total future obligations	$1,841	$822	$4,238	$4,330	$—	$—	$11,231

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

We anticipate that existing capital resources should enable us to maintain current and planned operations into the second half of 2006. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the second half of 2006 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us or our collaborators to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

We have no off-balance sheet arrangements as of March 31, 2004.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of March 31, 2004, we had an accumulated deficit of approximately $653.1 million. It is uncertain when, if ever, we will develop significant sources of ongoing revenue or achieve profitability, even if we are able to develop and commercialize products.

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

We will require substantial funds to continue our research and development programs. We believe that our existing cash and working capital should be sufficient to fund our operations until the second half of 2006. However, our future capital requirements may vary from what we expect and will depend on numerous factors, many of which are outside our control, including the following:

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

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, clinical trials, if any, of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients required for approval and the rate at which those patients are enrolled. Any increase in the required number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Any of these events would adversely affect our ability to market a product candidate.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.65 per share for the period January 1, 2003 through March 31, 2004. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2004, we had outstanding approximately 41.4 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. No change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 19, 2004, we sold to Wyeth Pharmaceuticals, a division of Wyeth, 315,524 unregistered shares of our common stock at a purchase price of $4.754 per share for aggregate proceeds of $1,500,000, pursuant to the terms of a stock purchase agreement dated January 9, 2004. The sale was in partial consideration for the rights and licenses granted by us to Wyeth pursuant to the terms of a collaboration, research and license agreement dated January 12, 2004. We also entered into a registration rights agreement with Wyeth covering the registration of the shares of common stock for resale under specified conditions. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Wyeth represented, in connection with the purchase of the shares, that it was an “accredited investor” as defined in Regulation D of the Securities Act.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

(b)  Reports on Form 8-K.

(1)    On February 6, 2004, we furnished a Current Report on Form 8-K to report under Item 12 (Results of Operations and Financial Condition) that we had issued a press release announcing our financial results for the three- and twelve-month periods ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: April 28, 2004	By:	/s/ MICHAEL P. GRAY

Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)