Form 10-Q
period 2004-06-30
CURIS INC
filed 2004-07-20
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 13, 2004, there were 41,560,415 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$14,818,187	$27,734,548
Cash equivalents—restricted	190,688	190,661
Marketable securities	16,047,305	7,413,703
Accounts receivable	2,521,940	2,184,973
Prepaid expenses and other current assets	465,761	1,202,993

Total current assets	34,043,881	38,726,878

Property and Equipment, net	2,699,876	2,500,703

Other Assets:
Long-term investments	3,959,102	2,389,742
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	139,658	177,193
Long-term notes receivable	2,000,000	2,000,000
Deposits and other assets	1,435,430	959,974

Total other assets	16,516,190	14,508,909

	$53,259,947	$55,736,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion (Note 4)	$599,613	$322,884
Accounts payable	1,374,396	456,860
Accrued liabilities	2,429,364	2,427,783
Deferred revenue, current portion	1,541,379	1,241,379

Total current liabilities	5,944,752	4,448,906
Convertible notes payable (Note 4)	5,521,370	5,333,733
Deferred revenue, net of current portion	7,550,915	7,088,638
Other long-term liabilities	283,333	—

Total liabilities	19,300,370	16,871,277

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at June 30, 2004 and December 31, 2003; 42,607,997 and 41,560,290 shares issued and outstanding, respectively, at June 30, 2004 and 41,608,698 and 40,560,991 shares issued and outstanding, respectively, at December 31, 2003	426,081	416,088
Additional paid-in capital	692,532,359	689,489,382
Notes receivable	(110,368)	(110,368)
Treasury stock (at cost, 1,047,707 shares at June 30, 2004 and December 31, 2003)	(891,274)	(891,274)
Deferred compensation	(524,191)	(963,931)
Accumulated deficit	(657,407,623)	(649,068,435)
Accumulated other comprehensive income	(65,407)	(6,249)

Total stockholders’ equity	33,959,577	38,865,213

	$53,259,947	$55,736,490

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Collaboration revenues	$1,120,068	$548,942	$1,975,874	$984,300

Total revenues	1,120,068	548,942	1,975,874	984,300

COSTS AND EXPENSES:
Research and development	2,829,862	3,447,303	5,637,699	6,187,101
General and administrative	2,239,299	1,637,596	4,154,447	3,345,871
Stock-based compensation (A)	388,918	655,328	690,619	919,194
Amortization of intangible assets	18,768	18,771	37,535	37,542

Total costs and expenses	5,476,847	5,758,998	10,520,300	10,489,708

Loss from operations	(4,356,779)	(5,210,056)	(8,544,426)	(9,505,408)

OTHER INCOME (EXPENSE):
Interest income	108,840	90,629	216,172	197,771
Other income	39,500	356,704	193,345	484,468
Interest expense	(92,933)	(185,069)	(204,279)	(414,427)

Total other income	55,407	262,264	205,238	267,812

Net loss	$(4,301,372)	$(4,947,792)	$(8,339,188)	$(9,237,596)
Accretion of preferred stock dividend	—	(91,081)	—	(271,306)

Net loss applicable to common stockholders	$(4,301,372)	$(5,038,873)	$(8,339,188)	$(9,508,902)

Net loss per common share (basic and diluted)	$(0.10)	$(0.15)	$(0.20)	$(0.29)

Weighted average common shares (basic and diluted)	41,467,655	33,501,511	41,286,705	32,621,151

Net loss	$(4,301,372)	$(4,947,792)	$(8,339,188)	$(9,237,596)
Unrealized gain (loss) on marketable securities	(65,386)	(9,003)	(59,158)	(23,648)

Comprehensive loss	$(4,366,758)	$(4,956,795)	$(8,398,346)	$(9,261,244)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$311,252	$543,302	$522,366	$729,227
General and administrative	77,666	112,026	168,253	189,967

Total stock-based compensation	$388,918	$655,328	$690,619	$919,194

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six-Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,339,188)	$(9,237,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,637	773,365
Stock-based compensation expense	690,619	919,193
Non-cash interest on notes payable	199,233	269,719
Amortization of intangible assets	37,535	37,542
Impairment of property and equipment	—	280
Changes in current assets and liabilities:
Accounts receivable	(336,967)	—
Prepaid expenses and other assets	261,776	(4,293,995)
Due from joint venture	—	210,207
Accounts payable and accrued liabilities	1,202,450	(496,109)
Deferred contract revenue	762,277	4,887,808

Total adjustments	3,400,560	2,308,010

Net cash used in operating activities	(4,938,628)	(6,929,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,111,555)	(10,981,355)
Sale of marketable securities, net	6,418,768	11,722,721
Decrease in restricted cash	—	211,237
Purchase of long-term investments	(4,568,290)	—
Sale of long-term investments	2,998,930	—
Increase in other assets	—	(460,734)
Purchases and dispositions of property and equipment	(782,809)	(20,795)

Net cash provided by (used in) investing activities	(11,044,956)	471,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,802,091	4,109,626
Purchases of treasury stock	—	(21,890)
Proceeds from issuance of debt	591,930	—
Repayments of obligations under capital leases	(326,798)	(782,102)
Repayments of convertible notes payable	—	(1,601,563)
Cash from consolidation of Curis Newco, Ltd.	—	139

Net cash provided by financing activities	3,067,223	1,704,210

Effect of exchange rates on cash and equivalents	—	(387,599)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,916,361)	(5,141,901)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,734,548	26,920,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,818,187	$21,778,704

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2004 and the results of operations and cash flows for the three- and six-month periods ended June 30, 2004 and 2003. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Financial Statement Reclassifications

The Company has reclassified $145,000 and $319,000, respectively, for legal costs associated with its patents for the three- and six-month periods ended June 30, 2003 from “Research and development expenses” to “General and administrative expenses” in the Company’s costs and expenses section of its consolidated statement of operations and comprehensive loss to conform with the current year presentation.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

4.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Obligations under capital leases	$8,000	$323,000
Note payable for capital purchases	592,000	—
Convertible subordinated note payable to Becton Dickinson, net of $107,000 and $133,000 discount, including $422,000 and $352,000 of accrued interest at June 30, 2004 and December 31, 2003, respectively	2,315,000	2,219,000
Convertible promissory note payable to Elan Pharma International, Ltd., including $206,000 and $115,000 of accrued interest at June 30, 2004 and December 31, 2003, respectively	3,206,000	3,115,000

	6,121,000	5,657,000
Less current portion	(600,000)	(323,000)

Total long-term debt	$5,521,000	$5,334,000

Effective January 20, 2004, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003 until January 20, 2005. In June 2004, the Company financed $592,000 for purchases of equipment that accrue interest at a variable rate of 5.00% as of June 30, 2004. Under the terms of the loan agreement, the Company can request periodic financings for qualifying purchases of equipment and leaseholds through January 20, 2005. Until such time, the Company will pay interest only on any borrowings on a monthly basis in arrears. The Company then has the option to either repay the outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.00% as of June 30, 2004) or a fixed rate (6.83% as of June 30, 2004) for the repayment period. As of June 30, 2004, this obligation is classified as short-term since the Company has not yet exercised the option to convert the balance to a term note. The loan is secured with any equipment and leaseholds purchased with the proceeds of the loan.

5.	Accounting for Stock-Based Compensation

The Company has two stock option plans. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, in accounting for qualifying options granted to its employees and directors under its plans and applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees (“SFAS 123”), for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(4,301,000)	$(5,039,000)	$(8,339,000)	$(9,509,000)
Add back: stock-based compensation included in net loss applicable to common stockholders, as reported	389,000	655,000	691,000	919,000
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(1,993,000)	(1,825,000)	(4,023,000)	(3,682,000)

Pro forma net loss	$(5,905,000)	$(6,209,000)	$(11,671,000)	$(12,272,000)
Net loss per common share (basic and diluted)—
As reported	$(0.10)	$(0.15)	$(0.20)	$(0.29)
Pro forma	$(0.14)	$(0.19)	$(0.28)	$(0.38)

The effects on three- and six–month periods ended June 30, 2004 and 2003 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are generally not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

6.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN No. 46”). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entities. The new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46 also requires enhanced disclosures for variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The standard as amended by FIN 46R, applies to the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position, results of operations or cash flows.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensus to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on our results of operations or financial condition.

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

Since our inception, we have funded our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $657,408,000 as of June 30, 2004. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic license and collaboration agreements with Ortho Biotech, a subsidiary of Johnson & Johnson, Genentech and Wyeth Pharmaceuticals, a subsidiary of Wyeth. Our strategic collaborations generally provide for certain of our research, development and commercialization programs to be funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. In the future, we plan to continue to seek corporate partners for the further development and commercialization of some of our technologies. In some cases, we have retained development and commercialization rights in areas where we believe we can attain the greatest potential long-term value through the application of our own internal resources. For example, we currently expect to select at least one program that we will develop further on our own – the Hedgehog small molecule agonist candidate for hair loss or the Hedgehog agonist/protein/gene candidate for cardiovascular disease.

Financial Operations Overview

General.    Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources should enable us to maintain current and planned operations into the second half of 2006. However, we have not yet determined if we will exercise our co-development option for a basal cell carcinoma product candidate under our collaboration with Genentech. If we elect to co-develop a basal cell carcinoma product candidate, we will forego development milestone and royalty payments on potential future sales and we will share in development costs and any profits based on a percentage that is equal to our co-development cost-sharing contribution. While we have not yet determined if we will exercise this option and, if exercised, the percentage of our participation, we expect that if we exercise the option our current resources would not be sufficient to continue operations until the second half of 2006. We plan to make a decision on the co-development option with Genentech by the first quarter of 2005. However, this timing is dependent upon our receipt of a final co-development plan and budget from Genentech prior to making such decision. Our ability to continue funding our planned operations is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our revenue to date has been derived from license fees, research and development payments, and other amounts that we have received from our strategic licensors and collaborators, including Ortho Biotech, Genentech and Wyeth. In the future, we will seek to generate revenue from a combination of license fees, research and development funding and milestone payments in connection with strategic licenses and collaborations, and royalties resulting from the sale of products which incorporate our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expenses consist of costs incurred to discover, research and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including chemistry, consulting and sponsored research collaborations and occupancy and depreciation charges. We expense research and development costs as incurred.

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term discovery means that we are seeking to identify compounds that may have therapeutic activities, early preclinical means we, and/or our collaborators, have observed initial demonstrations of therapeutic efficacy in a preclinical model of human disease, mid preclinical means we, and/or our collaborators, have achieved multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we, and/or our collaborators, have multiple demonstrations of efficacy in preclinical models of human disease, as applicable, and are now seeking relevant toxicology and safety data required for an investigational new drug application filing with the FDA seeking to commence a phase I clinical trial to assess safety in humans. We have set forth below under “Results of Operations” the expenses incurred with respect to each product candidate for the three- and six-month periods ended June 30, 2004 and 2003.

Product Candidate	Primary Indication	Partner/Licensee	Status
BMP-7 protein	Kidney disease	Ortho Biotech(1)	Late preclinical
Hh small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical
Hh small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical
Hh small molecule agonist	Hair loss	Internal development(2)	Late preclinical
Hh agonist/protein/gene	Cardiovascular disease	Internal development(2), (3)	Mid preclinical
Hh small molecule antagonist	Hair growth inhibition	Internal development(4)	Early preclinical
PYY Peptide	Obesity	Amylin(1)	Phase I
Discovery research	Various	Internal development	Discovery

(1)	These product candidates have been licensed. Under the license arrangements, we expect to incur no future costs related to these programs.

(2)	Our Hh small molecule agonists were licensed to Wyeth under our collaboration agreement, effective February 2004. Under the terms of our collaboration agreement with Wyeth, our retained rights to use Hh small molecule agonists in our hair loss and cardiovascular disease programs are subject to the requirement that Wyeth must first determine that such compounds are less suitable for systemic use in the Wyeth neurological disorders program and thus available for further development in our hair loss and cardiovascular disease programs. We are currently working with Wyeth to identify Hh small molecule agonist candidates for our further development.

(3)	We have not incurred expenses related to our cardiovascular program for either the three- or six-month period ended June 30, 2004. Our preclinical data relating to this program has been derived from studies conducted at St. Elizabeth’s Medical Center in Boston. We expect to incur costs in the coming months to replicate this preclinical data with additional third-party collaborators.

(4)	Genentech has a co-development option on our hair growth inhibition program. If Genentech exercises this option, we will share development costs and net profits, if any, on future product sales. If Genentech does not exercise this option, we may develop the program through phase II clinical trials at which point Genentech may (i) pay us a fee, future development milestones and royalties on product sales, if any, and elect to assume all future development and commercialization of the hair growth inhibition compound, (ii) pay us a fee and require that we cease future development of the hair growth inhibition compound, or (iii) allow us to continue future development and commercialization, with no further development or commercialization rights from Genentech. We are not currently incurring costs related to this program.

There is a risk that any drug discovery and development program may not produce products or revenue. Due to uncertainties inherent in drug discovery and development, including those factors described below under “Risk Factors That May Affect Results,” we and our collaborative partners may not be able to successfully develop and commercialize any of the product candidates included in the table above.

Because substantially all of our product development initiatives are in various stages of preclinical testing, the successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the timing of when collaborative partners may make compounds, that are subject to our retained rights, available for our development, either alone, or as part of a co-development program;

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborative partners;

•	future clinical trials results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Results.”

General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Our general and administrative expenses have increased over the last quarterly period, principally resulting from expenses associated with a planned equity financing that has been postponed, costs associated with various technology acquisition evaluations and an increase in personnel.

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenue has been derived from collaborations and other research and development arrangements with third parties. Our current strategic alliances and key license agreements are as follows:

Ortho Biotech License.    In November 2002, we licensed our broad BMP technology portfolio to Ortho Biotech on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3,500,000 fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. Ortho Biotech has assumed all future costs and responsibility for BMP-based product development and has sole responsibility for deciding if and when human clinical trials of BMP-based product candidates will begin.

Genentech Collaboration.    In June 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech on an exclusive, worldwide royalty-bearing basis with the primary focus of the research plan to develop applications in cancer therapy. Under the terms of the agreement, Genentech paid us a license fee of $5,000,000, purchased 1,323,835 shares of our common stock at a price of $2.644 per share for aggregate proceeds of $3,500,000, and is obligated to pay us a total of $4,000,000 in license fees by July 2005. Genentech is also obligated to make cash payments to us upon the successful achievement of certain clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

In March 2004, Genentech announced that it had added a new small molecule antagonist of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the treatment of basal cell carcinoma. We have retained the right to co-develop products in the field of basal cell carcinoma. If we elect to co-develop a basal cell carcinoma product candidate, we will forego development milestone and royalty payments on potential future sales and we will share in any costs and profits related to the basal cell carcinoma program based on the percentage that is equal to our co-development cost-sharing contribution. Genentech has stated that it expects to file an investigational new drug application on this small molecule later this year or early in 2005. Under the terms of our agreement, Genentech is required to present a co-development plan and budget to us for the small molecule, at which point we will have 30 days to decide if we will participate in the co-development of the basal cell carcinoma product candidate. If we elect to participate, we and Genentech will determine the applicable cost-sharing percentages. In the event that we elect not to participate in the co-development of the basal cell carcinoma product candidate, we will receive milestones and royalties on future sales, if any. We expect to receive the co-development plan and budget in late 2004 and to make a decision by the first quarter of 2005.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when certain payments are received from Genentech. These obligations total $310,000 and $566,000 for the $5,000,000 up-front license fee and the $4,000,000 license fees, respectively. As of June 30, 2004, $310,000 has been paid to the university licensors. Of the remaining $566,000 obligation outstanding, $283,000 relates to a $2,000,000 license fee payment due in July 2004 and is included in “Accrued liabilities” in our condensed consolidated balance sheet as of June 30, 2004. The remaining $283,000 obligation relates to a $2,000,000 license fee payment due in July 2005 and is included in “Other long-term liabilities” in our condensed consolidated balance sheet as of June 30, 2004.

Wyeth Pharmaceuticals Collaboration.    Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological disorders, including neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock at a price of $4.754 per share for an aggregate purchase price of $1,500,000. Wyeth will also provide us with research funding for a minimum of two years. In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume.

We are obligated to make payments to various university licensors when certain payments are received from Wyeth. This obligation totals $125,000 for the $3,000,000 up-front license fee. As of June 30, 2004, none of this amount has been paid to the university licensors. This obligation is included in the “Accrued liabilities” section of our condensed consolidated balance sheet as of June 30, 2004.

Amylin Pharmaceuticals.    In December 2002, we licensed our PYY patent applications to Amylin Pharmaceuticals for in-vivo therapeutic uses in exchange for an up-front fee, milestone payments upon the achievement of specified later-stage clinical development and sales objectives, and royalties on potential future produce sales. PYY is a gut peptide that has been shown to suppress appetite and reduce food intake in animals and humans. Amylin has extensive development experience with similar gut peptides. In December 2003, Amylin filed an investigational new drug application with the FDA on PYY for an obesity indication. Amylin has responsibility for all expenses related to further development of the PYY compound.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to understanding the judgments and estimates we use in preparing our financial statements:

Long-Lived Assets.    Long-lived assets consist of goodwill, long-term receivables, equity securities held in privately-held companies, capitalized patent costs, long-term deposits, and other long-term assets. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it were determined that the carrying value of intangible or long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method.

SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment test in December 2003, and determined that as of that date our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2003. We plan to complete our next annual goodwill impairment test in December 2004. If, in connection with such impairment test, we determine that an impairment indicator exists it could result in a material impairment charge to our statement of operations.

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

We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21. We recognize license payments as revenue if the license has stand-alone value and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Any obligations related directly to the receipt of a license fee are also deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones are recognized upon achievement of the milestone, as long as the milestone is deemed to be substantive and we have no other performance obligations with respect to that milestone. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue.

Based upon the application of our revenue recognition policies and our related estimates and judgments, we recognized $481,000 and $945,000, respectively, in revenue related to our collaboration with Genentech for the three- and six-month periods ended June 30, 2004. For the three- and six-month periods ended June 30, 2004, of these amounts, $310,000 and $621,000, respectively, were recognized under the amortization of a $5,000,000 license fee received from Genentech in July 2003 and future license fees of $4,000,000 that Genentech is obligated to pay us over the first two years of the collaboration. We expect that the remainder of the license fees will be recognized proportionately as the remaining services are performed. We recognized expenses of $93,000 and $103,000, respectively, for the three- and six-month periods ended June 30, 2004, for the amortization of obligations related to these license fees. In addition, we recognized revenues of $171,000 and $324,000, respectively, relating to research and development services performed under the collaboration agreement with Genentech for the three- and six-month periods ended June 30, 2004. We recognized $13,000 in revenue related to the amortization of the Genentech license fee in the second quarter of 2003.

Based upon the application of our revenue recognition policies and our related estimates and judgments, we recognized $639,000 and $981,000, respectively, in revenue related to our collaboration with Wyeth for the three- and six-month periods ended June 30, 2004. These amounts consist of revenue of $75,000 and $117,000, respectively, for the three- and six- month periods ended June 30, 2004, recognized under the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. We expect that the remainder of the license fee will be recognized proportionately as the remaining services are performed. We recognized expenses of $6,250 and $10,000, respectively, for the three- and six-month periods ended June 30, 2004, for the amortization of obligations related to the license fee. In addition, we recognized $564,000 and $864,000, respectively, relating to research and development services performed under the collaboration agreement with Wyeth for the three- and six-month periods ended June 30, 2004. Since our collaboration with Wyeth was not effective until February 2004, no revenue related to Wyeth was recognized in the first half of 2003.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our collaboration agreements with Genentech and Wyeth, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. We have recorded short-term deferred revenue of $1,541,000 and long-term deferred revenue of $7,551,000 as of June 30, 2004. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue by June 30, 2005. Amounts that we expect will not be recognized prior to June 30, 2005 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of June 30, 2004. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from July 1, 2004, through June 30, 2005.

The estimate of deferred revenue reflects management’s estimate of the period of our involvement in the collaboration. Our period of involvement is largely determined by the time to commercialize clinical candidates that we may co-develop with Genentech and our estimate of the time to reach clinical development for candidates under our collaboration with Wyeth. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

Valuation of investments in privately-held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $400,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of June 30, 2004, believe that the fair value of our investments is not less than their carrying value.

In January 2004, Micromet announced that it terminated one-third of its workforce as the result of a contract dispute with a co-development partner that resulted in a significant decrease of previously budgeted cash inflows in 2004. Accordingly, we concluded that the carrying value of our investment in Micromet common stock had been impaired as of December 31, 2003, and we reduced the then-carrying value of $686,000 to the estimated fair value of $400,000. As of June 30, 2004, we believe our investment in Micromet has not been further impaired. If the financial condition or results of Aegera or ES Cell decline significantly or if Micromet’s financial condition continues to decline, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

Results of Operations

Three-Month Periods Ended June 30, 2004 and June 30, 2003

Revenues.    Revenues increased $571,000, or 104%, to $1,120,000 for the three-month period ended June 30, 2004 as compared to $549,000 for the three-month period ended June 30, 2003. Revenues for the three-month period ended June 30, 2004 were derived from revenue recognized under our collaborations with Genentech and Wyeth of $481,000 and $639,000, respectively.

Revenues for the three-month period ended June 30, 2003 were derived primarily from contract research and development services performed under our diabetes cell therapy program that was licensed to ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer recognizing revenue related to this program. In addition, we began to recognize revenue from the $5,000,000 up-front license fee related to our collaboration with Genentech.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$22,000	$—	N/A
Hh small molecule and antibody antagonist	Cancer	1,121,000	658,000	70%
Hh small molecule agonist	Nervous system disorders	803,000	1,854,000	(57%)
Hh small molecule agonist	Hair loss	193,000	407,000	(53%)
Discovery research	Various	691,000	—	N/A
Other programs		—	528,000	(100%)

Total research and development expense		$2,830,000	$3,447,000	(18%)

The decrease of $617,000 in research and development expenses for the three-month period ended June 30, 2004 was primarily due to the net effect of various changes in spending in our research programs. First, we decreased spending by $528,000, or 100%, on other programs. Included in other programs were expenses incurred for contract research and development services performed under our diabetes cell therapy program that was partnered with ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer incurring costs related to this program. In addition, costs related to our nervous system disorders program were reduced as compared to 2003. This reduction in costs was primarily attributable to significant cost reductions related to personnel, chemistry and supplies. These decreases were partially offset by increases in spending under our cancer program, which is under collaboration with Genentech. The increase in expenses was primarily attributable to a $288,000 increase in chemistry expenses related to potential small molecule antagonist product candidates for the treatment of various cancers as well as increases in personnel costs and related lab supplies. Genentech is obligated to reimburse us a portion of the $288,000 increase in chemistry costs. In addition, we initiated a new discovery research program in 2004. We incurred $691,000 in expenses related to this program during the three-month period ended June 30, 2004. We incurred no expenses for this program during the same period in 2003.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$742,000	$596,000	24%
Occupancy and depreciation	168,000	160,000	5%
Legal and professional services	685,000	385,000	78%
Consulting services	252,000	86,000	193%
Insurance costs	131,000	138,000	(5%)
Other general and administrative expenses	261,000	273,000	(4%)

Total general and administrative expenses	$2,239,000	$1,638,000	37%

The increase of $601,000 in general and administrative expenses for the three-month period ended June 30, 2004 was primarily due to increases in personnel costs of $146,000, consulting services of $166,000, and professional service fees of $300,000. The increase principally resulted from expenses associated with a planned equity financing that has been postponed, costs associated with various technology acquisition evaluations and an increase in personnel.

Stock-based Compensation.    Stock-based compensation for the three-month period ended June 30, 2004 was $389,000 as compared to $655,000 for the three-month period ended June 30, 2003, a decrease of $266,000, or 41%. The decrease was primarily attributable to a decrease of compensation expense recorded on options held by non-employees to $136,000 for the three-month period ended June 30, 2004 as compared to $353,000 for the three-month period ended June 30, 2003.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended June 30, 2004 and 2003.

Interest Income.    Interest income was comparable for the three-month periods ended June 30, 2004 and 2003 at $109,000 and $91,000, respectively.

Other Income.    Other income was $39,000 for the three-month period ended June 30, 2004 as compared to $357,000 for the three-month period ended June 30, 2003. Other income for the second quarter of 2003 primarily consisted of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense for the three-month period ended June 30, 2004 was $93,000 as compared to $185,000 for the three-month period ended June 30, 2003, a decrease of $92,000, or 50%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our convertible note payable to Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation, and lower interest expense on capital lease and debt obligations. We recorded $46,000 and $71,000, respectively, for the three-month periods ended June 30, 2004 and 2003 under the convertible note payable to EPIL. We recorded $66,000, for the three-month period ended June 30, 2003 under our capital lease and debt obligations. We recorded no interest expense under such agreements during the three-month period ended June 30, 2004.

Accretion on Series A Convertible Exchangeable Preferred Stock.    We recorded no accretion of preferred stock dividend for the three-month period ended June 30, 2004 as compared to $91,000 for the three-month period ended June 30, 2003. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan Corporation. As part of our termination agreement with Elan Corporation, the preferred stock was cancelled on May 16, 2003. The accretion of preferred stock is included in the net loss applicable to common stockholders for three-month period ended June 30, 2003.

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $4,301,000 for the three-month period ended June 30, 2004 as compared to a net loss applicable to common stockholders of $5,039,000 for the three-month period ended June 30, 2003.

Six-Month Periods Ended June 30, 2004 and June 30, 2003

Revenues.    Total revenues for the six-month period ended June 30, 2004 were $1,976,000 as compared to $984,000 for the six-month period ended June 30, 2003, an increase of $992,000, or 101%. Revenues for the six-month period ended June 30, 2004 were primarily derived from revenue recognized under our collaborations with Genentech and Wyeth of $945,000 and $981,000, respectively.

Revenues for the six-month period ended June 30, 2003 were derived primarily from contract research and development services performed under our diabetes cell therapy program that was licensed to ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer recognizing revenue related to this program. In addition, we began to recognize revenue from the $5,000,000 up-front license fee related to our collaboration with Genentech.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$71,000	$3,000	2,267%
Hh small molecule and antibody antagonist	Cancer	2,153,000	1,178,000	83%
Hh small molecule agonist	Nervous system disorders	1,666,000	3,429,000	(51%)
Hh small molecule agonist	Hair loss	378,000	407,000	7%
Discovery research	Various	1,370,000	—	N/A
Other programs		—	1,170,000	(100%)

Total research and development expense		$5,638,000	$6,187,000	(9%)

The decrease of $549,000 in research and development expenses for the six-month period ended June 30, 2004 was primarily due to the net effect of various changes in spending in our research programs. First, we decreased spending by $1,170,000, or 100%, on other programs. Included in other programs were expenses incurred for contract research and development services performed under our diabetes cell therapy program that was partnered with ES Cell International. The contract research component of this collaboration ended in

December 2003 and, accordingly, we are no longer incurring costs related to this program. In addition, costs related to our hair loss and nervous system disorders programs were reduced as compared to 2003. These decreases were partially offset by increases in spending under our cancer program, which is under collaboration with Genentech. The increase in expenses was primarily attributable to a $646,000 increase in chemistry expenses related to potential small molecule antagonist product candidates for the treatment of various cancers as well as increases in personnel costs and related lab supplies. Genentech is obligated to reimburse us a portion of the $646,000 increase in chemistry costs. In addition, we initiated a new discovery research program in 2004. We incurred $1,370,000 in expenses related to this program during the six-month period ended June 30, 2004. We incurred no expenses for this program during the same period in 2003.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$1,546,000	$1,273,000	21%
Occupancy and depreciation	359,000	317,000	13%
Legal and professional services	1,065,000	755,000	41%
Consulting services	413,000	144,000	187%
Insurance costs	265,000	275,000	(4%)
Other general and administrative expenses	506,000	582,000	(13%)

Total general and administrative expenses	$4,154,000	$3,346,000	24%

The increase of $808,000 in general and administrative expenses for the six-month period ended June 30, 2004 was primarily due to an increase in personnel costs of $273,000, consulting services of $269,000 and professional services of $310,000. The increase principally resulted from expenses associated with a planned equity financing that has been postponed, costs associated with various technology acquisition evaluations and an increase in personnel.

Stock-based Compensation.    Stock-based compensation for the six-month period ended June 30, 2004 was $691,000 as compared to $919,000 for the three-month period ended June 30, 2003, a decrease of $228,000, or 25%. The decrease was primarily attributable to a decrease of compensation expense recorded on options held by non-employees to $183,000 for the six-month period ended June 30, 2004 to $351,000 for the six-month period ended June 30, 2003.

Amortization of Intangibles.    Amortization of intangible assets was $38,000 for each of the six-month periods ended June 30, 2004 and 2003.

Interest Income.    Interest income was comparable for the six-month periods ended June 30, 2004 and 2003 at $216,000 and $198,000, respectively.

Other Income.    Other income for the six-month period ended June 30, 2004 was $193,000 as compared to $484,000 for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator. For the six-month period ended June 30, 2003, other income consisted primarily of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense for the six-month period ended June 30, 2004 was $204,000 as compared to $414,000 for the six-month period ended June 30, 2003, a decrease of $210,000, or 51%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our convertible note payable to Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation, and lower interest expense on capital lease and debt obligations. We recorded $91,000 and $165,000, respectively, for the six-month periods ended June 30, 2004 and 2003 under the convertible note payable to EPIL. The decrease in interest expense under this note was due to a decrease in the average outstanding balance of this note payable for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. We recorded $16,000 and $144,000, respectively, for the six-month periods ended June 30, 2004 and 2003 under our capital lease and debt obligations. The decrease in interest expense was partially attributable to the full repayment in December 2003 of a note payable to the Boston Private Bank & Trust Company. In addition, interest expense recorded under our capital lease obligations decreased to $16,000 for the six-month period ended June 30, 2004 from $77,000 for the six-month period ended June 30, 2003.

Accretion on Series A Convertible Exchangeable Preferred Stock.    We recorded no accretion of preferred stock dividend for the six-month period ended June 30, 2004 as compared to $271,000 for the six-month period ended June 30, 2003. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan Corporation. As part of our termination agreement with Elan Corporation, the preferred stock was cancelled on May 16, 2003. The accretion of preferred stock is included in the net loss applicable to common stockholders for six-month period ended June 30, 2003.

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $8,339,000 for the six-month period ended June 30, 2004 as compared to a net loss applicable to common stockholders of $9,509,000 for the six-month period ended June 30, 2003.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $30,865,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances. Our marketable securities are investments with original maturities of greater than three months and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborative partners. In general, our only source of cash flows from operations for the foreseeable future will be the upfront license payments, payments for the achievement of milestones, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $4,939,000 for the six-month period ended June 30, 2004 as compared to $6,930,000 for the six-month period ended June 30, 2003. Cash used in operating activities during the six-month period ended June 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the six-month period ended June 30, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss. We expect that our cash used in operations will continue to increase as we continue to develop our products in clinical trials and advance new products into preclinical development. The increase in cash used would be offset by anticipated payments made under our collaborations, such as Genentech and Wyeth.

Net cash used in operating activities during the six-month period ended June 30, 2003 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense.

Investing activities used cash of $11,045,000 for the six-month period ended June 30, 2004 as compared to $471,000 provided in the six-month period ended June 30, 2003. Cash used in investing activities resulted principally from $10,262,000 in net investment purchases and $783,000 in fixed asset purchases for the six-month period ended June 30, 2004. We expect we will continue to use cash in our investing activities as we expand our infrastructure. For the six-month period ended June 30, 2003, cash provided from investing activities resulted principally from $741,000 in net investment sales.

Financing activities provided approximately $3,067,000 of cash for the six-month period ended June 30, 2004, resulting primarily from the sale of $2,802,000 of our common stock, including $1,500,000 from the sale of 315,524 shares to Wyeth and $1,222,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the six-month period ended June 30, 2004. These increases were offset by $327,000 in repayments of obligations under capital leases. We expect our cash flows provided by financing activities to increase for the remainder of 2004, as we continue to borrow against our loan agreement.

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

Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological and other disorders pursuant to the terms of a collaboration, research, and license agreement. The collaboration agreement provides for cash payments from Wyeth, including a license fee of $1,500,000 which was received in February 2004, and milestone payments at various intervals during the regulatory approval process of Hedgehog proteins and small molecule Hedgehog pathway agonist candidates, assuming specified research objectives are met. Wyeth is also obligated to pay us a royalty on potential future product sales. We are recognizing revenue related to the $1,500,000 license fee over our estimated period of involvement related to the collaboration of five years. Under our current operating plan, we expect to recognize approximately $150,000 for the remainder of 2004 related to the license fee payment. Under the terms of the collaboration agreement, Wyeth is obligated to provide financial support of the Company’s research under the collaboration for a minimum of two years. For the six-month period ended June 30, 2004, Wyeth has paid us $780,000 for research and development services.

In June 2003, we licensed our small molecule and antibody Hedgehog pathway antagonists to Genentech for human therapeutic use with the primary focus of the research plan to develop applications in cancer therapy. The collaborative research, development and license agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and milestone payments at various intervals during the regulatory approval process of small molecule and antibody product candidates, assuming specified clinical development objectives are met. Genentech is also obligated to pay us a royalty on potential future product sales, if any. Under the terms of the collaboration agreement, we are required to commit eight employees to the small molecule and/or antibody Hedgehog pathway antagonist programs for a period of two years. We are recognizing revenue related to the $5,000,000 up-front payment and the $4,000,000 maintenance fee payments receivable over our estimated period of involvement related to the collaboration of seven and a quarter years. On July 12, 2004, we received the first of two maintenance payments in the amount of $2,000,000. Under our current operating plan, we expect to recognize approximately $620,000 for the remainder of 2004 related to these payments.

Effective January 20, 2004, we entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003 until January 20, 2005. In June 2004, we financed $592,000 for purchases of equipment that accrue interest at a variable rate of 5.00% as of June 30, 2004. Under the terms of the loan agreement, we can request periodic financings for qualifying purchases of equipment and leaseholds through January 20, 2005. Until such time, we will pay interest only on any borrowings on a monthly basis in arrears. We then have the option to either repay the then outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.00% as of June 30, 2004) or a fixed rate (6.83% as of June 30, 2004) for the repayment period. As of June 30, 2004, we consider this obligation to be short-term since we have not yet exercised the option to convert the balance to a term note. The loan is secured by any equipment and leaseholds purchased with the proceeds of the loan.

On May 16, 2003, we and affiliates of Elan Corporation entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. As part of the termination, we entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000. The terms of the amended and restated note were substantially the same as those under the original note, except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of June 30, 2004, there was approximately $3,206,000, including approximately $206,000 in accrued interest, outstanding under this convertible note payable.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of June 30, 2004, there was approximately $2,422,000, including approximately $422,000 in accrued interest, outstanding under the note agreement.

As of June 30, 2004, we have one outstanding capital lease obligation that matures in July 2004. The initial term of the lease is 48 months and bears interest at 13.1%. As of June 30, 2004, approximately $8,000 was outstanding under this agreement, and we were in compliance with all covenants under the agreement.

In addition to our capital lease and loan agreement, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows for the remainder of 2004 and future periods:

	(amounts in 000’s)
	Remainder of 2004	2005	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated long-term debt(1)	$—	$—	$2,805	$3,813	$—	$—	$—	$6,618
Capital lease obligations	8	—	—	—	—	—	—	8
Short-term debt obligations	—	592	—	—	—	—	—	592
Operating lease obligations	411	822	1,433	518	—	—	—	3,184
Outside service obligations	1,402	150	—	—	—	—	—	1,552
Licensing obligations	574	291	—	—	—	—	—	865

Total future obligations	$2,395	$1,855	$4,238	$4,331	$—	$—	$—	$12,819

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

We anticipate that existing capital resources should enable us to maintain current and planned operations into the second half of 2006. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the second half of 2006 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

We have not yet determined if we will exercise our co-development option for a basal cell carcinoma product candidate under our collaboration with Genentech. If we elect to co-develop a basal cell carcinoma product candidate, we will forego development milestone and royalty payments on potential future sales and we will share in development costs and any profits, if any, based on a percentage that is equal to our co-development cost-sharing contribution. While we have not yet determined if we will exercise this option and, if exercised, the percentage of our participation, our current resources would not be sufficient to continue operations until the second half of 2006 if the option is exercised. We plan to make a decision on the co-development option with Genentech by the first quarter of 2005. However, this timing is dependent upon our receipt of a final co-development plan and budget from Genentech prior to making such decision.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2004.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of June 30, 2004, we had an accumulated deficit of approximately $657,408,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. We believe that our existing cash and working capital should be sufficient to fund our operations until the second half of 2006, however, our future capital requirements may vary from what we expect and will depend on numerous factors. For example, under the terms of our collaboration agreement with Genentech, we have an option to co-develop a product candidate for basal cell carcinoma. While we have not yet determined if we will exercise this option and, if exercised, the percentage of our participation, our current resources would not be sufficient to continue operations until the second half of 2006 if the option is exercised. We plan to make a decision on the co-development option with Genentech by the first quarter of 2005. However, this timing is dependent upon our receipt of a final co-development plan and budget from Genentech, prior to making such decision.

In addition, there are other factors that may affect our future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:

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

We expect to seek additional funding through public or private financings and may seek additional funding for programs that are not currently licensed to collaborators, from new strategic collaborators. However, the biotechnology market in general, and the market for our common stock, in particular, is highly volatile. Due to market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development, activities will be adversely affected.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you that our estimates, or the assumptions underlying them, will be correct. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborative partners for the development and commercialization of many of our product candidates. If we lose any of these partners, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech, and Wyeth. We expect to enter into additional collaborations in the future. Our existing and any future alliances may not be scientifically or commercially successful.

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

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products.

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

Our product candidates face competition with existing and new products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work with Genentech in the field of cancer and with Ortho Biotech in the field of renal disease, is highly competitive. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaboration partner. For those programs that we have selected for further internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. For those programs that are subject to a collaboration agreement, competitors may discover, develop and commercialize products which render our products non-competitive or obsolete. We expect competition to intensify in genomics research and regulatory signaling pathways as technical advances in the field are made and become more widely known.

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

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, clinical trials, if any, of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled. Any increase in the required number of patients or decrease in recruitment rates may result in increased costs, program delays or both. Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Any of these events would adversely affect our ability to market a product candidate.

The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock will substantially decline.

To the extent that we, or our collaborative partners, are able to successfully advance a product candidate through the clinic, we, or such partner, will be required to obtain regulatory approval prior to marketing and selling such product.

The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The process of obtaining FDA and other required regulatory approvals for many of our products under development is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the regulatory officials have little precedent to follow. With respect to internal programs to date, we have limited experience in filing and prosecuting applications to obtain marketing approval.

Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we, or our collaborative partners, may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third-party payors. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals.

We, or our collaborative partners, also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.

Even if marketing approval is obtained, any products we or our collaborators develop will be subject to ongoing regulatory oversight which may affect the successful commercialization of such products.

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

We, and our collaborators, are subject to governmental regulations other than those imposed by the FDA. We, and any of our collaborators, may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.

In addition to regulations imposed by the FDA, we and our collaborators are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.

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

To the extent that we, or our collaborators, seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

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

If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by others to compete against us.

We rely significantly upon proprietary technology, information, processes and know-how that is not subject to patent protection. We seek to protect this information through confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements and security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Situations which may give rise to patent litigation or other disputes over the use of our intellectual property include:

•	initiation of litigation or other proceedings against third parties to enforce our patent rights;

•	initiation of litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our product candidates do not infringe the third parties’ patents;

•	participation in interference or opposition proceedings to determine the priority of invention if our competitors file patent applications that claim technology also claimed by us;

•	initiation of litigation by third parties claiming that our processes or product candidates or the intended use of our product candidates infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property which may be important to our business.

The costs associated with any patent litigation or other proceeding, even if resolved favorably, will likely be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent litigation or other proceeding in which we may become involved.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.65 per share for the period January 1, 2003 through June 30, 2004. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

•	announcements regarding new technologies by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our competitors;

•	litigation or public concern about the safety of our potential products;

•	actual or anticipated variations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	adverse results or delays in clinical trials being conducted by us or our collaborators;

•	any intellectual property lawsuits involving us;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions; and

•	general market conditions.

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

Substantially all of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2004, we had outstanding approximately 41.6 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could discourage, delay or prevent a change in control transaction.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, because of the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would materially impair the principal amount of our investments. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we expect to hold our investments to maturity. We do not use derivative financial instruments in our investment portfolio. We have operated primarily in the United States. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. No change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on June 2, 2004, the following matters were acted upon by our stockholders:

1.	The election of three Class II directors for the ensuing three years; and

2.	The ratification and appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 37,428,696. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non- Votes
Election of Directors:
Joseph M. Davie	36,986,543	442,153	—	—	—
Douglas A. Melton	37,283,842	144,854	—	—	—
Daniel R. Passeri	37,289,772	138,924	—	—	—
Ratification of PricewaterhouseCoopers LLP	37,064,823	—	324,241	39,632	—

Our other directors, whose terms of office as directors continued after the annual meeting, are Susan B. Bayh, Martyn D. Greenacre, Kenneth I. Kaitin, James R. McNab, Jr. and James R. Tobin.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

See exhibit index.

(b)  Reports on Form 8-K.

(1)    On April 28, 2004, we furnished a Current Report on Form 8-K to report under Item 12 (Results of Operations and Financial Condition) that we had issued a press release announcing our financial results for the three-month period ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: July 20, 2004	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350