Form 10-Q
period 2004-09-30
CURIS INC
filed 2004-10-26
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 21, 2004, there were 47,290,071 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$16,575,489	$27,734,548
Cash equivalents—restricted	193,166	190,661
Marketable securities	14,358,075	7,413,703
Accounts receivable	2,581,341	2,184,973
Prepaid expenses and other current assets	1,248,295	1,202,993

Total current assets	34,956,366	38,726,878

Property and equipment, net	2,710,459	2,500,703

Other Assets:
Long-term investments	1,607,682	2,389,742
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	120,890	177,193
Long-term receivables	—	2,000,000
Deposits and other assets	1,148,695	959,974

Total other assets	11,859,267	14,508,909

	$49,526,092	$55,736,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion (Note 4)	$594,354	$322,884
Accounts payable	1,498,085	456,860
Accrued liabilities	1,837,564	2,427,783
Deferred revenue, current portion	1,900,092	1,241,379

Total current liabilities	5,830,095	4,448,906
Convertible notes payable (Note 4)	5,615,688	5,333,733
Deferred revenue, net of current portion	7,165,571	7,088,638

Total liabilities	18,611,354	16,871,277

Commitments (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at September 30, 2004 and December 31, 2003; 42,861,219 and 41,813,512 shares issued and outstanding, respectively, at September 30, 2004 and 41,608,698 and 40,560,991 shares issued and outstanding, respectively, at December 31, 2003	428,613	416,088
Additional paid-in capital	693,784,484	689,489,382
Notes receivable	(110,368)	(110,368)
Treasury stock (at cost, 1,047,707 shares at September 30, 2004 and December 31, 2003)	(891,274)	(891,274)
Deferred compensation	(941,320)	(963,931)
Accumulated deficit	(661,313,320)	(649,068,435)
Accumulated other comprehensive income	(42,077)	(6,249)

Total stockholders’ equity	30,914,738	38,865,213

	$49,526,092	$55,736,490

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Collaboration revenues	$1,486,226	$9,308,838	$3,462,100	$10,293,138

Total revenues	1,486,226	9,308,838	3,462,100	10,293,138

COSTS AND EXPENSES:
Research and development	2,946,962	2,822,855	8,584,658	9,009,957
General and administrative	2,111,520	1,650,647	6,265,967	4,996,517
Stock-based compensation (A)	368,060	291,241	1,058,678	1,210,435
Amortization of intangible assets	18,768	18,769	56,304	56,311

Total costs and expenses	5,445,310	4,783,512	15,965,607	15,273,220

Income (loss) from operations	(3,959,084)	4,525,326	(12,503,507)	(4,980,082)

OTHER INCOME (EXPENSE):
Interest income	116,358	115,228	332,530	312,996
Other income	39,500	65,258	232,845	549,727
Interest expense	(102,474)	(155,896)	(306,753)	(570,321)

Total other income	53,384	24,590	258,622	292,402

Net income (loss)	$(3,905,700)	$4,549,916	$(12,244,885)	$(4,687,680)
Accretion of preferred stock dividend	—	—	—	(271,306)

Net income (loss) applicable to common stockholders	$(3,905,700)	$4,549,916	$(12,244,885)	$(4,958,986)

Basic net income (loss) per common share	$(0.09)	$0.12	$(0.30)	$(0.14)

Weighted average common shares for basic net income (loss) computation	41,620,123	38,282,799	41,398,656	34,529,106

Diluted net income (loss) per common share	$(0.09)	$0.11	$(0.30)	$(0.14)

Weighted average common shares for diluted net income (loss) computation	41,620,123	42,031,957	41,398,656	34,529,106

Net income (loss)	$(3,905,700)	$4,549,916	$(12,244,885)	$(4,687,680)
Unrealized gain (loss) on marketable securities	23,330	(3,443)	(35,829)	(27,091)

Comprehensive loss	$(3,882,370)	$4,546,473	$(12,280,714)	$(4,714,771)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$341,510	$204,127	$863,876	$933,354
General and administrative	26,550	87,114	194,802	277,081

Total stock-based compensation	$368,060	$291,241	$1,058,678	$1,210,435

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,244,885)	$(4,687,680)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833,045	1,115,366
Stock-based compensation expense	1,058,678	1,210,435
Non-cash interest on notes payable	293,549	368,381
Amortization of intangible assets	56,304	56,311
Impairment of property and equipment	—	280
Decrease/increase in long-term receivables	2,000,000	(2,000,000)
Changes in current assets and liabilities:
Accounts receivable	(396,368)	(2,000,000)
Prepaid expenses and other assets	(234,023)	93,983
Due from joint venture	—	210,207
Accounts payable and accrued liabilities	451,006	(379,442)
Deferred contract revenue	735,646	(63,594)

Total adjustments	4,797,837	(1,388,073)

Net cash used in operating activities	(7,447,048)	(6,075,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(17,383,387)	(16,898,874)
Sale of marketable securities	10,400,683	18,396,518
Decrease in restricted cash	—	199,473
Purchase of long-term investments	(4,568,290)	—
Sale of long-term investments	5,350,350	—
Increase in other assets	—	(236,691)
Purchases and dispositions of property and equipment	(1,042,801)	(33,464)

Net cash provided by (used in) investing activities	(7,243,445)	1,426,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,271,560	14,366,637
Purchases of treasury stock	—	(21,890)
Proceeds from issuance of debt	591,930	—
Repayments of notes payable and capital leases	(332,056)	(1,007,556)
Repayments of convertible notes payable	—	(1,601,563)
Cash from consolidation of Curis Newco, Ltd	—	139

Net cash provided by financing activities	3,531,434	11,735,767

Effect of exchange rates on cash and equivalents	—	(452,857)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,159,059)	6,634,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,734,548	26,920,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,575,489	$33,554,724

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (“Curis” or “the Company”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company has successfully developed several preclinical product candidates in the fields of cancer, kidney disease, neurological disorders, hair growth regulation and cardiovascular disease.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2004 and 2003. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Financial Statement Reclassifications

The Company has reclassified $213,000 and $532,000, respectively, for legal costs associated with its patents for the three- and nine-month periods ended September 30, 2003 from “Research and development expenses” to “General and administrative expenses” in the Company’s costs and expenses section of its consolidated statements of operations and comprehensive loss to conform with the current year presentation.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

4.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Obligations under capital leases	$—	$323,000
Note payable for capital purchases	594,000	—
Convertible subordinated note payable to Becton Dickinson	2,364,000	2,219,000
Convertible promissory note payable to Elan Pharma International, Ltd.	3,252,000	3,115,000

	6,210,000	5,657,000
Less current portion	(594,000)	(323,000)

Total long-term debt	$5,616,000	$5,334,000

Effective January 20, 2004, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003 until January 20, 2005. Through September 30, 2004, the Company financed $592,000 for purchases of equipment that accrue interest at a variable rate of 5.75% as of September 30, 2004. Under the terms of the loan agreement, the Company can request periodic financings for qualifying purchases of equipment and leaseholds through January 20, 2005. Until such time, the Company will pay interest only on any borrowings on a monthly basis in arrears. The Company then has the option to either repay the outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.75% as of September 30, 2004) or a fixed rate (6.46% as of September 30, 2004) for the repayment period. As of September 30, 2004, this obligation is classified as short-term since the Company has not yet exercised the option to convert the balance to a term note.

Effective September 23, 2004, the Company amended the loan agreement with Boston Private Bank & Trust Company originally entered into on January 20, 2004. The loan was amended to (i) increase the maximum facility amount from $1,250,000 to $2,250,000, (ii) extend the period under which the Company may finance purchases of equipment and leasehold improvements to February 28, 2005 from January 20, 2005, (iii) increase the allowable percentage of overall borrowings attributable to the purchase of leasehold improvements from 25% to 100%, and (iv) increase the security under the loan to all of the Company’s property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after February 20, 2005 under purchase money arrangements with equipment lenders.

5.	Commitments and Contingencies

In June 2003, the Company licensed its small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech. In March 2004, Genentech announced that it had added a new small molecule antagonist of the Hedgehog signaling pathway covered under the collaboration to its product candidate pipeline. This small molecule is under development for the treatment of basal cell carcinoma. The Company has retained a co-development option under its collaboration with Genentech for the development of a basal cell carcinoma product candidate.

Under the terms of the agreement, Genentech is required to present a co-development plan and budget to the Company for the small molecule, at which point the Company will have 30 days to decide if it will

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

participate in the co-development of the basal cell carcinoma product candidate. If the Company elects to participate, it will determine the applicable cost-sharing percentage. Subject to receipt and review of a final co-development plan and budget from Genentech, the Company expects that it will elect to exercise its co-development option. The Company plans to decide whether to exercise the co-development option by the first quarter of 2005. If the Company elects to co-develop a basal cell carcinoma product candidate under its collaboration with Genentech, the Company will forego development milestone and royalty payments on potential future sales and the Company will share in development costs and any profits based on a percentage that is equal to its co-development cost-sharing contribution. The Company’s research and development costs are expected to increase as a result of its determination to exercise this co-development option. As of September 30, 2004, no costs related to this co-development option have been accrued in the condensed consolidated balance sheet.

6.	Accounting for Stock-Based Compensation

The Company has two stock option plans. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, in accounting for qualifying options granted to its employees and directors under its plans and applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees (“SFAS 123”), as amended by SFAS 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(3,906,000)	$4,550,000	$(12,245,000)	$(4,959,000)
Add back: stock-based compensation included in net loss applicable to common stockholders, as reported	368,000	291,000	1,059,000	1,210,000
Less: total stock-based employee compensation expense determined under fair value based methods for all awards	(1,874,000)	(2,127,000)	(6,234,000)	(5,809,000)

Pro forma net loss	$(5,412,000)	$2,714,000	$(17,420,000)	$(9,558,000)
Basic net income (loss) per common share—
As reported	$(0.09)	$0.12	$(0.30)	$(0.14)
Pro forma	$(0.13)	$0.07	$(0.42)	$(0.28)
Diluted net income (loss) per common share—
As reported	$(0.09)	$0.11	$(0.30)	$(0.14)
Pro forma	$(0.13)	$0.06	$(0.42)	$(0.28)

The effects on three- and nine–month periods ended September 30, 2004 and 2003 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are generally not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

7.	Subsequent Events

(a) Registered Direct Offering:    On October 14, 2004, the Company completed a registered direct offering of 5,476,559 shares of newly issued common stock, together with warrants to purchase 0.10 shares of common stock for each share of common stock purchased, at a purchase price of $3.67 per share to institutional and accredited investors. The warrants to purchase an aggregate of 547,656 shares of common stock expire on October 14, 2009 and are exercisable at $4.59 per share. The transaction provided approximately $18,868,000 in net proceeds to the Company (exclusive of any proceeds the Company may receive upon exercise of the warrants).

The shares of common stock and warrants to purchase common stock offered by the Company in this transaction were registered under the Company’s existing shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on January 7, 2004.

(b) Amendment of Micromet Note Receivable:    On November 9, 2001, the Company entered into a convertible note receivable with Micromet AG, a former collaborator. The original note’s terms included a principal amount of EUR 4,068,348, interest at 7% and a maturity date of June 2005. In addition, the note was convertible into common stock of Micromet at the Company’s option under certain conditions.

In the fourth quarter of 2003, the Company wrote off the then-carrying value of the note of $5,115,000. The Company determined that this charge was necessary due to Micromet’s announcement that it was terminating one-third of its workforce as the result of a contract dispute with a co-development partner. Micromet had stated that this dispute would result in a significant decrease in previously budgeted cash inflows in 2004.

On October 21, 2004, the Company amended this note and, under the amended note, Micromet is obligated to pay the Company an amount of EUR 4,500,000, subject to certain conditions discussed below. The amended note does not bear interest and includes both fixed payments and payments that are made only upon the occurrence of certain events, called “exit events.” Exit events include any listing or trading of all or part of Micromet’s shares on a stock exchange, a trade sale of more than 50% of the shares or voting rights of Micromet, a merger or other reorganization where Micromet controls less than 51% of the combined entity, a sale of substantially all of Micromet’s assets, or a liquidation of Micromet. The payment terms are summarized as follows:

(i)	EUR 1,250,000 on or before November 15, 2004.

(ii)	EUR 1,250,000 on or before October 29, 2005 or the occurrence of the closing of an exit event;

(iii)	EUR 2,000,000 will be due an payable is due upon the closing of any exit event;

In addition to amending its note with Curis, Micromet completed a financing transaction on October 19, 2004. As a result of Micromet’s financing, the Company expects that it will receive the EUR 1,250,000

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

payment in the fourth quarter of 2004. Assuming that the initial EUR 1,250,000 payment is made in the fourth quarter of 2004, and based on the EURO-to-US dollar foreign exchange rate as of October 21, 2004, the Company expects to record a gain within “Other Income” of its consolidated statement of operations of approximately $1,500,000. This gain will be offset by a write-down of the carrying value of the Company’s equity held in Micromet of approximately $300,000, so that the net gain to be recorded in the fourth quarter of 2004 resulting from Micromet’s financing and the note amendment will approximate $1,200,000. The Company believes that the terms of Micromet’s financing adversely affects the value of the Company’s holdings in Micromet and, therefore, a write-down of the carrying value of the investment will be recorded.

The future amounts due to the Company under the amended note payable will be recorded in other income when and if such amounts are collected.

(c) Settlement of Former Officer Notes Receivable:    On October 22, 2004, the Company entered into settlement agreements regarding notes receivables with two former executive officers of Creative BioMolecules, one of the three predecessor companies that merged to form Curis in 2000.

Under the terms of the settlement agreement, the notes were cancelled, the underlying 139,707 common shares were delivered to a broker of the Company’s choice and the shares will be sold with the resulting proceeds remitted to the Company. Using the Company’s closing price on October 21, 2004 of $3.33, the gross proceeds to the Company would approximate $465,000, but the amount the Company realizes from the sale will depend upon the trading price at the time of sale. Upon completion of the sale of the shares, the Company will record in the fourth quarter of 2004 the gross proceeds, less any brokerage commissions and less the current book value of the notes of $110,000, as a gain in “Other income” of its consolidated statement of operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Curis, Inc. (“we”, “our” or “us”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. We have successfully developed several promising preclinical product candidates in the fields of cancer, kidney disease, neurological disorders, hair growth regulation and cardiovascular disease.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $661,313,000 as of September 30, 2004. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic license and collaboration agreements with Genentech, Ortho Biotech (a subsidiary of Johnson & Johnson) and Wyeth Pharmaceuticals (a subsidiary of Wyeth). Our strategic collaborations generally provide for certain of our research, development and commercialization programs to be either partially or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $15,000,000 in up-front payments and potential future clinical development milestones in excess of $500,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received. These collaborations also include royalty rates on potential future product sales ranging from 6% to 10%.

In the future, we plan to continue to seek corporate partners for the further development and commercialization of some of our technologies. In some cases, we have retained development and commercialization rights in areas where we believe we can attain the greatest potential long-term value through the application of our own internal resources. For example, we currently expect to select at least one program that we will develop further on our own—most likely the Hedgehog small molecule agonist candidate for hair loss.

On October 14, 2004, we completed a registered direct offering of 5,476,559 shares of newly issued common stock, together with warrants to purchase 0.10 shares of common stock for each share of common stock purchased, at a purchase price of $3.67 per share to institutional and accredited investors. The warrants to purchase an aggregate of 547,656 shares of common stock expire on October 14, 2009 and are exercisable at $4.59 per share. The transaction provided us with approximately $18,868,000 in net proceeds (exclusive of any proceeds we may receive upon exercise of the warrants). The shares of common stock and warrants to purchase common stock offered by us in this transaction were registered under our existing shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on January 7, 2004.

Financial Operations Overview

General.    Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate partners and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources at September 30, 2004, together with the $18,868,000 of net proceeds we received upon the closing of our registered direct common stock and warrant offering on October 14, 2004, should enable us to maintain current and planned operations into the second half of 2007, including spending related to the potential exercise of our co-development option with Genentech. Our ability to continue funding our planned operations is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our revenue to date has been derived from license fees, research and development payments, and other amounts that we have received from our strategic licensors and collaborators, including Genentech, Ortho Biotech, and Wyeth. In the future, we will seek to generate revenue from a combination of license fees, research and development funding and milestone payments in connection with strategic licenses and collaborations, and royalties resulting from the sale of products which incorporate our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

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

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term discovery means that we are seeking to identify compounds that may have therapeutic activities, early preclinical means we, and/or our collaborators, have observed initial demonstrations of therapeutic efficacy in a preclinical model of human disease, mid preclinical means we, and/or our collaborators, have achieved multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we, and/or our collaborators, have multiple demonstrations of efficacy in preclinical models of human disease, as applicable, and are now seeking relevant toxicology and safety data required for an investigational new drug application filing with the FDA seeking to commence a phase I clinical trial to assess safety in humans. We have set forth below under “Results of Operations” the expenses incurred with respect to each product candidate for the three- and nine-month periods ended September 30, 2004 and 2003.

Product Candidate	Primary Indication	Partner/Licensee	Status
Hh small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical
Hh small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical
BMP-7 protein	Kidney disease	Ortho Biotech(1)	Late preclinical
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical
Hh small molecule agonist	Hair loss	Internal development(2)	Late preclinical
Hh agonist/protein/gene	Cardiovascular disease	Internal development(2),(3)	Mid preclinical
Hh small molecule antagonist	Hair growth inhibition	Internal development(4)	Early preclinical
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery
Discovery research	Various	Internal development	Discovery

(1)	This product candidate has been licensed to Ortho Biotech. Under the license arrangement, we expect to incur no future costs related to these programs, assuming the license agreement remains in effect.

(2)	Our Hh small molecule agonists were licensed to Wyeth under our collaboration agreement, effective February 2004. Under the terms of our collaboration agreement with Wyeth, our retained rights to use Hh small molecule agonists in our hair loss and cardiovascular disease programs are subject to the requirement that Wyeth must first determine that such compounds are less suitable for systemic use in the Wyeth neurological disorders program and thus available for further development in our hair loss and cardiovascular disease programs. We are currently working with Wyeth to identify Hh small molecule agonist candidates for our further development.

(3)	We have not incurred expenses related to our cardiovascular discovery program for either the three- or nine-month period ended September 30, 2004. Our preclinical data relating to this program has been derived from studies conducted at St. Elizabeth’s Medical Center in Boston. We are currently in negotiations with additional third-party collaborators seeking to enter into sponsored research agreements under which these additional third-party collaborators would attempt to replicate this preclinical data. Accordingly, we expect to incur costs on our cardiovascular discover program in the coming months.

(4)	Genentech has a co-development option on our hair growth inhibition program. If Genentech exercises this option, we will share development costs and net profits, if any, on future product sales. If Genentech does not exercise this option, we may develop the program through phase II clinical trials at which point Genentech may (i) pay us a fee, future development milestones and royalties on product sales, if any, and elect to assume all future development and commercialization of the hair growth inhibition compound, (ii) pay us a fee and require that we cease future development of the hair growth inhibition compound, or (iii) allow us to continue future development and commercialization, with no further development or commercialization rights from Genentech. We are not currently incurring costs related to this program.

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

Because substantially all of our product development initiatives are in various stages of preclinical testing, the successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenue has been derived from collaborations and other research and development arrangements with third parties. Our current strategic alliances and key license agreements are with Genentech, Ortho Biotech and Wyeth Pharmaceuticals. These strategic license and collaboration agreements included $15,000,000 in up-front payments and potential future clinical development milestones in excess of $500,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received. These collaborations also include royalty rates on potential future product sales ranging from 6% to 10%.

The collaborations and licenses are summarized as follows:

Genentech Collaboration.    In June 2003, we licensed our small molecule and antibody antagonists of the Hedgehog signaling pathway to Genentech on an exclusive, worldwide royalty-bearing basis with the primary focus of the research plan to develop applications in cancer therapy. Under the terms of the agreement, in June 2003 Genentech paid us an up-front license fee of $5,000,000 and purchased 1,323,835 shares of our common stock at a price of $2.644 per share for aggregate proceeds of $3,500,000. In addition, Genentech paid us a $2,000,000 maintenance fee in July 2004, and is obligated to pay us an additional $2,000,000 maintenance fee by July 2005. Genentech is also obligated to make cash payments to us upon the successful achievement of certain clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

In March 2004, Genentech announced that it had added a new small molecule antagonist of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the treatment of basal cell carcinoma. We have retained the right to co-develop products in the field of basal cell carcinoma. If we elect to co-develop a basal cell carcinoma product candidate, we will forego development milestones and royalty payments on potential future sales and we will share in any costs and profits related to the basal cell carcinoma program based on the percentage that is equal to our co-development cost-sharing contribution. Genentech has publicly stated that it expects to file an investigational new drug application on this small molecule later this year or early in 2005. Under the terms of our agreement, Genentech is required to present a co-development plan and budget to us for the small molecule, at which point we will have 30 days to decide if we will participate in the co-development of the basal cell carcinoma product candidate. If we elect to participate, we will determine the applicable cost-sharing percentage. In the event that we elect not to participate in the co-development of the basal cell carcinoma product candidate, we will receive milestones and royalties on future sales, if any. We expect to receive the co-development plan and budget in late 2004 and to make a decision by the first quarter of 2005. We currently expect that we will exercise the co-development option.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when certain payments are received from Genentech. These obligations total $510,000 for the $5,000,000 up-front license fee and the $4,000,000 maintenance fees. As of September 30, 2004, $310,000 has been paid to the university licensors. Of the remaining $200,000 obligation, $100,000 relates to a $2,000,000 license fee payment due in July 2005. The unpaid obligations are included in “Accrued liabilities” in our condensed consolidated balance sheet as of September 30, 2004.

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

We are obligated to make payments to various university licensors when certain payments are received from Wyeth. These obligations total $125,000 for the $3,000,000 up-front license fee. As of September 30, 2004, the entire $125,000 had been paid to the university licensors.

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

We believe the following accounting policies to be critical to understanding the judgments and estimates we use in preparing our financial statements:

Long-Lived Assets.    Long-lived assets consist of goodwill, long-term receivables, equity securities held in privately held companies, capitalized patent costs, long-term deposits, and other long-term assets. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it were determined that the carrying value of intangible or long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method.

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

We analyze our multiple-element arrangements entered into since July 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21. We recognize license payments as revenue when received if the license has stand-alone value and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

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

Based upon the application of our revenue recognition policies and our related estimates and judgments, we recognized $611,000 and $1,556,000 in revenue related to our collaboration with Genentech for the three- and nine-month periods ended September 30, 2004. For the three- and nine-month periods ended September 30, 2004, of these amounts, $310,000 and $931,000, respectively, were recognized under the amortization of $7,000,000 in license and maintenance fees received from Genentech and future maintenance fees of $2,000,000 that Genentech is obligated to pay us by July 2005. We expect that the remainder of the license fees will be recognized proportionately through October 2010 as the remaining services are performed. We recognized expenses of $68,000 for the nine-month period ended September 30, 2004, for the amortization of obligations related to these license fees. In addition, we recognized revenues of $301,000 and $625,000, respectively, relating to research and development services performed under the collaboration agreement with Genentech for the three- and nine-month periods ended September 30, 2004. We recognized $346,000 in revenue related to the amortization of the Genentech license fee in the third quarter of 2003.

Based upon the application of our revenue recognition policies and our related estimates and judgments, we recognized $736,000 and $1,717,000, respectively, in revenue related to our collaboration with Wyeth for the three- and nine-month periods ended September 30, 2004. These amounts consist of revenue of $75,000 and $192,000, respectively, for the three- and nine- month periods ended September 30, 2004, recognized under the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. We expect that the remainder of the license fee will be recognized proportionately through February 2009 as the remaining services are performed. We recognized expenses of $6,250 and $16,000, respectively, for the three- and nine-month periods ended September 30, 2004, for the amortization of obligations related to the license fee. In addition, we recognized $661,000 and $1,525,000, respectively, relating to research and development services performed under the collaboration agreement with Wyeth for the three- and nine-month periods ended September 30, 2004. Since our collaboration with Wyeth was not effective until February 2004, no revenue related to Wyeth was recognized in 2003.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our collaboration agreements with Genentech and Wyeth, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. We have recorded short-term deferred revenue of $1,900,000 and long-term deferred revenue of $7,166,000 as of September 30, 2004. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue by September 30, 2005. Amounts that we expect will not be recognized prior to September 30, 2005 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of September 30, 2004. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from October 1, 2004, through September 30, 2005.

The estimate of deferred revenue reflects management’s estimate of the period of our involvement in the collaboration. Our period of involvement is largely determined by the time to commercialize clinical candidates that we may co-develop with Genentech and our estimate of time to reach clinical development for candidates under our collaboration with Wyeth. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

Valuation of investments in privately held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $400,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of September 30, 2004, believe that the fair value of our investments is not less than their carrying value.

In January 2004, Micromet announced that it terminated one-third of its workforce as the result of a contract dispute with a co-development partner that resulted in a significant decrease of previously budgeted cash inflows in 2004. Accordingly, we concluded that the carrying value of our investment in Micromet common stock had been impaired as of December 31, 2003, and we reduced the carrying value to the estimated fair value of $400,000. As of September 30, 2004, we believe our investment in Micromet has not been further impaired. If the financial condition or results of Aegera or ES Cell decline significantly or if Micromet’s financial condition continues to decline, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

Results of Operations

Three-Month Periods Ended September 30, 2004 and September 30, 2003

Revenues.    Revenues decreased $7,823,000, or 84%, to $1,486,000 for the three-month period ended September 30, 2004 as compared to $9,309,000 for the three-month period ended September 30, 2003. Revenues for the three-month period ended September 30, 2004 were derived primarily from revenue recognized under our collaborations with Genentech and Wyeth of $611,000 and $736,000, respectively. In addition, we recognized revenue of $139,000 for the three-month period ended September 30, 2004 under our sponsored research agreement with the Spinal Muscular Atrophy Foundation.

Revenues for the three-month period ended September 30, 2003 were derived primarily from $8,555,000 in previously deferred revenue that we recognized upon the termination of our product development and target research agreements with Micromet during the quarter. In addition, we recognized $346,000 related to our collaboration with Genentech.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program		For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	Primary Indication	2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$2,000	$3,000	(33%)
Hh small molecule and antibody antagonist	Cancer	1,072,000	1,008,000	6%
Hh small molecule agonist	Nervous system disorders	577,000	1,183,000	(51%)
Hh small molecule agonist	Hair loss	225,000	177,000	27%
Discovery research	Spinal muscular atrophy	139,000	—	NA
Discovery research	Various	932,000	—	NA
Other programs		—	452,000	(100%)

Total research and development expense		$2,947,000	$2,823,000	4%

The increase of $124,000 in research and development expenses for the three-month period ended September 30, 2004 was primarily due to the net effect of changes in spending in our research programs. First, we decreased spending by $452,000, or 100%, on other programs. Included in other programs were expenses incurred for contract research and development services performed under our diabetes cell therapy program that was partnered with ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer incurring costs related to this program. In addition, costs related to our nervous system disorders program were reduced as compared to 2003. This reduction in costs was primarily attributable to significant cost reductions related to personnel, chemistry and supplies. These decreases were partially offset by increases in spending under our new discovery research programs initiated in 2004. We incurred costs of $139,000 for our spinal muscular atrophy program, which is under collaboration with Spinal Muscular Atrophy Foundation. We incurred $932,000 in expenses related to our other discovery research programs during the three-month period ended September 30, 2004. We incurred no expenses for either of these programs during the same period in 2003.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$749,000	$673,000	11%
Occupancy and depreciation	136,000	148,000	(8%)
Legal and professional services	716,000	386,000	85%
Consulting services	333,000	87,000	283%
Insurance costs	114,000	134,000	(15%)
Other general and administrative expenses	64,000	223,000	(71%)

Total general and administrative expenses	$2,112,000	$1,651,000	28%

The increase of $461,000 in general and administrative expenses for the three-month period ended September 30, 2004 was primarily due to increases in personnel costs of $76,000, consulting services of $246,000, and professional service fees of $330,000. The increase principally resulted from an increase in patent-related legal expenses, costs associated with various technology acquisition evaluations and an increase in personnel. These increases were offset by a decrease in other spending of $159,000, principally from temporary help and bank-related expenses.

Stock-based Compensation.    Stock-based compensation for the three-month period ended September 30, 2004 was $368,000 as compared to $291,000 for the three-month period ended September 30, 2003, an increase of $77,000, or 26%. The increase was primarily attributable to an increase of compensation expense recorded on options held by non-employees.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended September 30, 2004 and 2003.

Interest Income.    Interest income was comparable for the three-month periods ended September 30, 2004 and 2003 at $116,000 and $115,000, respectively.

Other Income.    Other income was $40,000 for the three-month period ended September 30, 2004 as compared to $65,000 for the three-month period ended September 30, 2003. For the three-month period ended September 30, 2004, other income consisted of an adjustment to an estimate of an amount payable to a former collaborator. Other income for the third quarter of 2003 consisted of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense for the three-month period ended September 30, 2004 was $102,000 as compared to $156,000 for the three-month period ended September 30, 2003, a decrease of $54,000, or 35%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our capital lease and debt obligations. We recorded $62,000, for the three-month period ended September 30, 2003 under our capital lease and debt obligations. We recorded $8,000 in interest expense under such agreements during the three-month period ended September 30, 2004.

Accretion on Series A Convertible Exchangeable Preferred Stock.    We recorded no accretion of preferred stock dividend for either of the three-month periods ended September 30, 2004 and September 30, 2003.

Net Income/Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $3,906,000 for the three-month period ended September 30, 2004 as compared to net income applicable to common stockholders of $4,550,000 for the three-month period ended September 30, 2003.

Nine-Month Periods Ended September 30, 2004 and September 30, 2003

Revenues.    Total revenues for the nine-month period ended September 30, 2004 were $3,462,000 as compared to $10,293,000 for the nine-month period ended September 30, 2003, a decrease of $6,831,000, or 66%. Revenues for the nine-month period ended September 30, 2004 were primarily derived from revenue recognized under our collaborations with Genentech and Wyeth of $1,556,000 and $1,717,000, respectively. In addition, we recognized revenue of $139,000 for the nine-month period ended September 30, 2004 under our sponsored research agreement with the Spinal Muscular Atrophy Foundation.

Revenues for the nine-month period ended September 30, 2003 were derived primarily from $8,555,000 in previously deferred revenue that we recognized upon the termination of our product development and target research agreements with Micromet AG during the quarter. In addition, we recognized $1,277,000 in revenue under a former collaboration with ES Cell and $360,000 related to our collaboration with Genentech.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
		2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$73,000	$6,000	1,117%
Hh small molecule and antibody antagonist	Cancer	3,226,000	2,186,000	48%
Hh small molecule agonist	Nervous system disorders	2,243,000	4,612,000	(51%)
Hh small molecule agonist	Hair loss	603,000	584,000	3%
Discovery research	Spinal muscular atrophy	139,000	—	N/A
Discovery research	Various	2,301,000	—	N/A
Other programs		—	1,622,000	(100%)

Total research and development expense		$8,585,000	$9,010,000	(5%)

The decrease of $425,000 in research and development expenses for the nine-month period ended September 30, 2004 was primarily due to the net effect of changes in spending in our research programs. First, we decreased spending by $1,622,000, or 100%, on other programs. Included in other programs were expenses incurred for contract research and development services performed under our diabetes cell therapy program that was partnered with ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer incurring costs related to this program. In addition, costs related to our nervous system disorders program were reduced as compared to 2003. These decreases were partially offset by increases in spending under our cancer program, which is under collaboration with Genentech. The increase in expenses was primarily attributable to a $586,000 increase in chemistry expenses related to potential small molecule antagonist product candidates for the treatment of various cancers as well as increases in license fees, personnel costs and related lab supplies. Genentech is obligated to reimburse us for all chemistry costs incurred under our collaboration for 2004. In addition, we initiated new discovery research programs in 2004. We incurred costs of $139,000 for our spinal muscular atrophy program, which is under collaboration with Spinal Muscular Atrophy Foundation. We incurred $2,301,000 in expenses related to our other discovery research programs during the nine-month period ended September 30, 2004. We incurred no expenses for these programs during the same period in 2003.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$2,273,000	$1,946,000	17%
Occupancy and depreciation	500,000	465,000	8%
Legal and professional services	1,834,000	1,141,000	61%
Consulting services	746,000	231,000	223%
Insurance costs	378,000	409,000	(8%)
Other general and administrative expenses	535,000	805,000	(34%)

Total general and administrative expenses	$6,266,000	$4,997,000	25%

The increase of $1,269,000 in general and administrative expenses for the nine-month period ended September 30, 2004 was primarily due to an increase in personnel costs of $327,000, consulting services of $515,000 and professional services of $693,000. The increase principally resulted from expenses associated with a planned equity financing that was not completed during the first half of 2004, costs associated with various technology acquisition evaluations, an increase in legal patent expenses and an increase in personnel.

Stock-based Compensation.    Stock-based compensation for the nine-month period ended September 30, 2004 was $1,059,000 as compared to $1,210,000 for the nine-month period ended September 30, 2003, a decrease of $151,000, or 12%. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees below fair market value on August 18, 2000. As of August 18, 2004, all of these options became fully vested; therefore, no related additional expense will be recognized.

Amortization of Intangibles.    Amortization of intangible assets was $56,000 for each of the nine-month periods ended September 30, 2004 and 2003.

Interest Income.    Interest income was comparable for the nine-month periods ended September 30, 2004 and 2003 at $333,000 and $313,000, respectively.

Other Income.    Other income for the nine-month period ended September 30, 2004 was $233,000 as compared to $550,000 for the nine-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator. For the nine-month period ended September 30, 2003, other income consisted primarily of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense for the nine-month period ended September 30, 2004 was $307,000 as compared to $570,000 for the nine-month period ended September 30, 2003, a decrease of $263,000, or 46%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our convertible note payable to Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation, and lower interest expense on capital lease and debt obligations. We recorded $137,000 and $211,000, respectively, for the nine-month periods ended September 30, 2004 and 2003 under the convertible note payable to EPIL. The decrease in interest expense under this note was due to a decrease in the average outstanding balance of this note payable for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. We recorded interest expense of $112,000 for the nine-month period ended September 30, 2003 under our debt obligations. We recorded $8,000 in interest expense under an outstanding letter of credit during the three-month period ended September 30, 2004. The decrease in interest expense was partially attributable to the full repayment in December 2003 of a note payable to the Boston Private Bank & Trust Company. In addition, interest expense recorded under our capital lease obligations decreased to $16,000 for the nine-month period ended September 30, 2004 from $102,000 for the nine-month period ended September 30, 2003.

Accretion on Series A Convertible Exchangeable Preferred Stock.    We recorded no accretion of preferred stock dividend for the nine-month period ended September 30, 2004 as compared to $271,000 for the nine-month period ended September 30, 2003. This charge relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan Corporation. As part of our termination agreement with Elan Corporation, the preferred stock was cancelled on May 16, 2003. The accretion of preferred stock is included in the net loss applicable to common stockholders for nine-month period ended September 30, 2003.

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $12,245,000 for the nine-month period ended September 30, 2004 as compared to net loss applicable to common stockholders of $4,959,000 for the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At September 30, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $30,934,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances. Our marketable securities are investments with original maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborative partners. In general, our only source of cash flows from operations for the foreseeable future will be the up-front license payments, payments for the achievement of milestones, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $7,447,000 for the nine-month period ended September 30, 2004 as compared to $6,076,000 for the nine-month period ended September 30, 2003. Cash used in operating activities during the nine-month period ended September 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the nine-month period ended September 30, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth and a $2,000,000 maintenance fee payment received from Genentech, further offset our net loss. We expect that our cash used in operations will continue to increase as we continue to seek to develop our products toward clinical trials and advance new products into preclinical development. We also expect that the increase in cash used will be offset by anticipated payments made under our collaborations with Genentech, Wyeth and the Spinal Muscular Atrophy Foundation, assuming these collaborations continue in accordance with their terms.

Net cash used in operating activities during the nine-month period ended September 30, 2003 was primarily the result of our net loss for the period and an increase in long-term receivables related to Genentech, which were partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense.

Investing activities used cash of $7,243,000 for the nine-month period ended September 30, 2004 as compared to $1,427,000 provided in the nine-month period ended September 30, 2003. Cash used in investing activities resulted principally from $6,201,000 in net investment purchases and $1,043,000 in fixed asset purchases for the nine-month period ended September 30, 2004. We expect we will continue to use cash in our investing activities as we expand our infrastructure. For the nine-month period ended September 30, 2003, cash provided from investing activities resulted principally from $1,498,000 in net investment sales.

Financing activities provided approximately $3,531,000 of cash for the nine-month period ended September 30, 2004, resulting primarily from the sale of $3,272,000 of our common stock, including $1,500,000 from the sale of 315,524 shares to Wyeth and $1,567,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the nine-month period ended September 30, 2004. These increases were offset by $332,000 in repayments of obligations under capital leases. We expect our cash flows provided by financing activities to increase for the remainder of 2004, as we continue to borrow against our loan agreement.

Financing activities provided approximately $11,736,000 of cash for the nine-month period ended September 30, 2003, resulting primarily from $14,367,000 received in issuances of common stock, including

$9,829,000 in net proceeds from our August 2003 private placement of common stock, $3,500,000 in common stock purchased by Genentech as part of our collaboration and $1,006,000 received by the exercise of stock options. These cash inflows were partially offset by repayments of obligations under capital lease and debt arrangements of $2,609,000.

On October 14, 2004, we completed a registered direct offering of 5,476,559 shares of newly issued common stock, together with warrants to purchase 0.10 shares of common stock for each share of common stock purchased, at a purchase price of $3.67 per share to institutional and accredited investors. The warrants to purchase an aggregate of 547,656 shares of common stock expire on October 14, 2009 and are exercisable at $4.59 per share. The transaction provided us approximately $18,868,000 in net proceeds (exclusive of any proceeds we may receive upon exercise of the warrants). The shares of common stock and warrants to purchase common stock offered by us in this transaction were registered under our existing shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on January 7, 2004.

Effective January 20, 2004, we entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003 until January 20, 2005. In June 2004, we financed $592,000 for purchases of equipment that accrue interest at a variable rate of 5.75% as of September 30, 2004. Under the terms of the loan agreement, we can request periodic financings for qualifying purchases of equipment and leaseholds through January 20, 2005. Until such time, we will pay interest only on any borrowings on a monthly basis in arrears. We then have the option to either repay the then outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (5.75% as of September 30, 2004) or a fixed rate (6.46% as of September 30, 2004) for the repayment period. As of September 30, 2004, we consider this obligation to be short-term since we have not yet exercised the option to convert the balance to a term note. The loan is secured by any equipment and leaseholds purchased with the proceeds of the loan.

Effective September 23, 2004, we amended the loan agreement originally entered into with Boston Private Bank & Trust Company on January 20, 2004. The loan was amended to (i) increase the maximum facility amount from $1,250,000 to $2,250,000, (ii) extend the period under which we may finance purchases of equipment and leasehold improvements to February 28, 2005 from January 20, 2005, (iii) increase the allowable percentage of overall borrowings attributable to the purchase of leasehold improvements from 25% to 100%, and (iv) increase the security under the loan to all of our property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after February 20, 2005 under purchase money arrangements with equipment lenders.

Effective September 7, 2004, we entered into a sponsored research agreement with the Spinal Muscular Atrophy Foundation. Under the agreement, the Foundation will grant to us up to $5,364,000 over a three-year period for identification of therapeutic compounds to treat spinal muscular atrophy. As of September 30, 2004, we had received $498,000 from the Foundation.

Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological and other disorders pursuant to the terms of a collaboration, research, and license agreement. The collaboration agreement provides for cash payments from Wyeth, including a license fee of $1,500,000 which was received in February 2004, and milestone payments at various intervals during the regulatory approval process of Hedgehog proteins and small molecule Hedgehog pathway agonist candidates, assuming specified research objectives are met. Wyeth is also obligated to pay us a royalty on potential future product sales. We are recognizing revenue related to the $1,500,000 license fee over our estimated period of involvement related to the collaboration of five years. Under our current operating plan, we expect to recognize approximately $150,000 for the remainder of 2004 related to the license fee payment. Under the terms of the collaboration agreement, Wyeth is obligated to provide financial support of our research under the collaboration for a minimum of two years. For the nine-month period ended September 30, 2004, Wyeth has paid us $1,280,000 for research and development services.

In June 2003, we licensed our small molecule and antibody Hedgehog pathway antagonists to Genentech for human therapeutic use with the primary focus of the research plan to develop applications in cancer therapy. The collaborative research, development and license agreement provides for cash payments from Genentech, including an up-front payment of $5,000,000, maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and milestone payments at various intervals during the regulatory approval process of small molecule and antibody product candidates, assuming specified clinical development objectives are met. In July 2004, we received the first of two maintenance payments in the amount of $2,000,000. Genentech is also obligated to pay us a royalty on potential future product sales, if any. Under the terms of the collaboration agreement, we are required to commit eight employees to the small molecule and/or antibody Hedgehog pathway antagonist programs for a period of two years. We are recognizing revenue related to the $5,000,000 up-front payment and the $4,000,000 maintenance fee payments receivable over our estimated period of involvement related to the collaboration of seven and a quarter years. Under our current operating plan, we expect to recognize approximately $310,000 for the remainder of 2004 related to these payments.

On May 16, 2003, we and affiliates of Elan Corporation entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. As part of the termination, we entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000. The terms of the amended and restated note were substantially the same as those under the original note, except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of September 30, 2004, there was approximately $3,252,000, including approximately $252,000 in accrued interest, outstanding under this convertible note payable.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of September 30, 2004, there was approximately $2,457,000, including approximately $457,000 in accrued interest, outstanding under the note agreement.

In addition to our loan agreement, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows for the remainder of 2004 and future periods:

	Payments Due by Period (amounts in 000’s)
	Total	Remainder of 2004	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations
Convertible subordinated long-term debt(1)	$6,618	$—	$—	$2,805	$3,813	$—	$—	$—
Short-term debt obligations	592	—	592	—	—	—	—	—
Operating lease obligations	6,454	205	822	1,433	1,150	948	948	948
Outside service obligations	1,455	955	500	—	—	—	—	—
Licensing obligations	337	62	275	—	—	—	—	—

Total future obligations	$15,456	$1,222	$2,189	$4,238	$4,963	$948	$948	$948

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

We anticipate that existing capital resources at September 30, 2004, together with the proceeds of our registered direct offering which was completed in October 2004, should enable us to maintain current and planned operations into the second half of 2007, including spending related to the potential exercise of our co-development option with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond the second half of 2007 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2004.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of September 30, 2004, we had an accumulated deficit of approximately $661,313,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. We believe that our existing cash and working capital, together with the proceeds of our registered direct offering which closed October 2004, should be sufficient to fund our operations until the second half of 2007, however, our future capital requirements may vary from what we expect. There are factors that may affect our future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facilities requirements including the current expansion of the animal facility and such others as may be required;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborative partners;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.65 per share for the period January 1, 2003 through September 30, 2004. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2004, we had outstanding approximately 41.8 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. No change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS

(a)  Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: October 26, 2004	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts

10.2	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan

10.3	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan

10.4	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ Director Stock Option Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350