Form 10-K
period 2004-12-31
CURIS INC
filed 2005-03-15
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $178,167,000 based on the closing sale price of the registrant’s common stock on The Nasdaq National Market on such date.

As of March 8, 2005, there were 47,880,127 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 1, 2005, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

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

Our Company

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. Our lead product candidate is a topical therapy for the treatment of basal cell carcinoma and is currently under development with Genentech, Inc., a collaborator. Under the terms of our collaboration with Genentech, we retained a co-development option in the basal cell carcinoma program in the U.S. market pursuant to which we will share in the U.S. development costs and any future U.S. net profits and/or losses in this program. On January 28, 2005, we elected to exercise this co-development option and will now share equally in both the U.S. development costs and any future U.S. net profits or losses of the basal cell carcinoma program. In addition to our lead product candidate, we have successfully used our product development approach to produce multiple compounds with potential for use in several different disease indications. For example, we have developed several promising preclinical product candidates in the fields of cancer, kidney disease, neurological disorders, cardiovascular disease and hair growth regulation.

Regulatory signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. We, together with collaborators and licensors, are developing our product candidate programs around several major signaling pathways including the Hedgehog and Bone Morphogenetic Protein, or BMP, pathways. We have substantial intellectual property rights in these signaling pathways, which we believe will enable us to have a technological and competitive advantage in developing therapeutic products based upon these pathways. We have also used the knowledge we have gained about the Hedgehog and BMP pathways to begin researching additional signaling pathways, including the Wnt signaling pathway. Wnt is implicated in the vast majority of colorectal cancers and we believe that it may be implicated in additional cancers, similar to the Hedgehog signaling pathway. In addition to expanding our internal research capacities, we may seek to expand our technology offerings and associated intellectual property portfolio through in-licensing arrangements and the acquisition of complimentary technologies, particularly those focused on signaling pathways.

Our research programs are conducted both internally and through strategic collaborations. We currently have strategic collaborations with Genentech and Wyeth Pharmaceuticals, or Wyeth, to develop therapeutics which modulate the signaling of the Hedgehog pathway. We have also licensed our BMP pathway portfolio to Ortho Biotech Products for systemic administration in all non-orthopedic and non-dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be wholly or the majority funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. In some cases, we have retained rights under our programs under collaboration, including co-development rights and development and commercialization rights in specific therapeutic areas where we believe we can attain additional value through the application of our own internal resources. Examples of retained rights within our programs under collaboration are as follows:

•	Co-Development Option: A small molecule topical therapeutic candidate for the treatment of basal cell carcinoma is currently under development by both Genentech and Curis. Under the terms of a collaborative research and license agreement with Genentech, we retained a co-development option in the basal cell carcinoma program in the U.S. market pursuant to which we will share in the U.S. development costs and any future U.S. net profits and/or losses in this program. On January 28, 2005, we elected to exercise this co-development option.

•	Hedgehog Agonist for Hair Growth: We exclusively licensed our Hedgehog agonist program to Wyeth in February 2004. Under the terms of the license agreement, we retained the right to develop Hedgehog agonists for topical treatment to stimulate hair growth. The terms of the agreement include Wyeth’s right to approve any compounds that we will develop in this area. In December 2004, Wyeth approved the reversion of a group of Hedgehog agonist compounds for use in our hair program.

•	Hedgehog Agonist for Local Delivery in Cardiovascular Applications: As part of our collaboration with Wyeth, we have retained the right to locally delivered Hedgehog agonists for the treatment of cardiovascular diseases including peripheral vascular disease and acute myocardial infarction, or heart attack. Studies have been conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts with regard to this application. We have entered into agreements under which additional third-party collaborators are attempting to evaluate and repeat this preclinical data. Assuming that we are satisfied with the data, we intend to seek to enter into a collaboration with a third party to further develop this program. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

We believe that these various collaboration structures provide additional opportunities for our licensed assets. We believe that our approach allows us to augment our development capabilities and capacities through collaborations with leading pharmaceutical and biotechnology companies. For example, under our co-development arrangement with Genentech, we are able to retain a significant percentage ownership of our basal cell carcinoma product candidate, while working with Genentech, a company with established clinical development, regulatory, and commercialization skills. We believe that developing our assets in collaboration with companies possessing clinical development expertise increases the likelihood of development success. For products under collaborative development in a more traditional milestone and royalty structure, we are provided with the opportunity to discover and develop products while reducing our internal product development costs and related risks.

In addition to our collaborations, we received a grant from the Spinal Muscular Atrophy Foundation in September 2004 of up to $5,364,000 over a three-year period for the identification of therapeutic compounds to treat spinal muscular atrophy, a neurological disease that is the leading genetic cause of infant and toddler death. The study will utilize our proprietary technologies and expertise to develop assays in motor neurons and then use those assays to identify potential drug candidates. We will own any compounds that we generate under this collaboration and we will have the ability to bring any such compounds into the clinic, either on our own or with a collaborating third party.

In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our technologies. Even though we are seeking collaborators to help develop some of our technologies, we expect to select at least one program that we will develop further on our own.

We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 61 Moulton Street, Cambridge, Massachusetts, 02138 and our telephone number is (617) 503-6500.

Curis™ and the Curis logo are our trademarks. This annual report on Form 10-K may also contain trademarks and trade names of others.

Recent Development

Pursuant to the terms of our collaboration agreement with Genentech, on January 28, 2005 we elected to exercise a co-development option with Genentech pursuant to which we will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. Basal cell carcinoma, a skin cancer, is the most common form of all human cancers with approximately 800,000 to 1,000,000 new cases every year in the U.S.

We plan to assist Genentech in filing an investigational new drug application with the Food and Drug Administration, or FDA, in order to initiate human clinical investigation of the basal cell carcinoma product candidate. In June 2003, we established a collaboration with Genentech for the continued development of a set of anti-cancer technologies based on inhibition of the Hedgehog signaling pathway, including small molecule Hedgehog pathway inhibitors. Under the terms of the collaboration, we retained a co-development option pursuant to which we will share in the U.S. development costs and any future net profits and/or losses, specifically for one of the small molecule Hedgehog pathway inhibitors. This co-development right applies solely to the U.S. marketplace and includes applications for basal cell carcinoma and any additional indications for which this product candidate may be developed.

We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through phase II clinical trials, a portion of which will be recorded in the first quarter of 2005. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

Website Access to Reports

We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive textual reference only. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we provide paper copies of our filings free of charge upon request. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Curis who requests it.

Regulatory Signaling Pathways Background

Regulatory signaling pathways are the means by which cells exchange instructional messages that regulate specific biological functions. Early in prenatal development, the instructional messages that direct the formation of tissues and organs are controlled by master pathways, including the Hedgehog, BMP, and Wnt pathways, which act by initiating cascades of gene signaling required for tissue formation and regulation. The body also uses these master pathways to repair damage and regenerate tissues. For example, in damaged nerve tissue, we have demonstrated in preclinical models that activation of the Hedgehog pathway promotes repair and regeneration of nerve function, in part, by inducing the activation of a cascade of secondary signaling that promotes the growth of new cells and blood vessels.

The ability to modulate certain signaling pathways is of great interest to biotechnology and pharmaceutical companies as many diseases and disorders are now known to be associated with members of these signaling pathways. For example, one of the most successful biotechnology-derived drugs is a formulation of a signaling protein called erythropoietin. Erythropoietin is made in the kidney and controls a pathway that instructs the bone marrow to make new red blood cells. In dialysis patients with end-stage kidney disease, in which their kidneys have mostly or completely stopped functioning, the kidneys are unable to make erythropoietin. These patients therefore develop severe anemia, a critical medical condition caused by a lack of sufficient red blood cells. Administration of erythropoietin restores normal levels of red blood cells thus alleviating the patient’s anemia. The erythropoietin market for dialysis patients in the U.S. is estimated to approximate $2.5 billion annually.

Our BMP-7 program, which is licensed to Ortho Biotech Products for systemic administration in non-orthopedic, non-dental therapeutic indications, is similar to erythropoietin in several respects. BMP-7 is also a signaling protein made in the kidney that regulates tissue repair and maintenance. Dialysis patients develop several other serious complications in addition to severe anemia, including bone diseases such as renal osteodystrophy, a form of bone disease, and blood vessel calcification resulting in life-threatening cardiovascular complications. In preclinical models, administration of BMP-7 has been shown to prevent these bone metabolic and blood vessel complications that are associated with chronic kidney disease. Preclinical studies also suggest that BMP-7 may delay progression of kidney disease, delay the need for dialysis and stabilize kidney function for dialysis patients. If successfully developed, we estimate that the market size for BMP-7 in dialysis patients may approximate the market size for erythropoietin in dialysis patients. Under our license agreement with Ortho Biotech Products, we would receive a royalty on BMP-7 future net sales, if any.

There is also significant pharmaceutical interest in the inhibition of abnormally or inappropriately activated signaling pathways that have been implicated in certain cancers. For instance, Novartis, Inc.’s Glivec® is a small molecule drug that inhibits a signaling pathway that is abnormally expressed in certain cancers. Glivec® is among the first signaling pathway inhibitors to be approved by the FDA and is Novartis’ second largest-selling drug with estimated annual worldwide sales of approximately $1.5 billion.

Abnormal activation of the Hedgehog signaling pathway has been shown to be associated with certain cancers, including basal cell carcinoma, small cell lung cancer, pancreatic cancer and others. We have developed small molecule Hedgehog pathway inhibitors and Hedgehog blocking antibodies. Our Hedgehog pathway inhibitors and antibodies, which are under collaboration with Genentech, have been demonstrated to slow or halt the growth of several cancers in preclinical models of tumor growth. Because the Hedgehog signaling pathway appears to control the expression of tissue growth factors and blood vessel growth factors, we believe that our Hedgehog pathway inhibitors may be applicable to a broad array of cancers.

We believe that our focus on developing drugs based primarily on regulatory signaling pathways will give us a competitive advantage over similar efforts by other biotechnology and pharmaceutical companies. Our approach has already enabled us to develop a clinical-stage lead compound for the treatment of basal cell carcinoma, and a diverse portfolio of preclinical product candidates in several important therapeutic areas including other cancers, kidney disease, neurological disorders, cardiovascular disease and hair growth regulation.

Our Strategy

Our goal is to become the leading therapeutic drug development company focusing on regulatory signaling pathways. Our strategy to accomplish this goal includes the following:

•	Focus on large markets where our regulatory signaling pathway product candidates address significant unmet medical needs. We believe that we are one of the leading companies in the regulatory signaling pathway field and that our skills and knowledge allow us to develop product candidates that address disease indications that have attractive markets with unmet medical needs. We are principally focused on developing proprietary regulatory signaling pathway-based drugs for large markets including cancer, kidney disease, neurological disorders, cardiovascular disease and hair growth regulation where we believe our product candidates can provide compelling clinical advantages over existing products. For example, we believe that our topical therapy for the treatment of basal cell carcinoma currently under co-development with Genentech, may offer significant advantages over existing surgical and other topical treatments since we expect that treatment with this topical therapy may result in minimal scarring compared to that of existing treatments. Basal cell carcinoma is a significant market, representing the most common cancer with approximately 800,000 to 1,000,000 new cases in the U.S. each year. In another example, BMP-7 is a signaling protein that is synthesized in the kidney and has been implicated in the maintenance of the normal health of the kidney, the skeleton, and the vascular system. We estimate that the U.S. market potential for our BMP-7 product, if approved for the dialysis market, may approximate $2.5 billion. We have granted Ortho Biotech an exclusive royalty-bearing license to BMP-7.

•	Pursue collaborations with companies that will complement our skill sets. We have entered into and plan to seek additional collaborations with companies that will advance selected product candidates through the clinic. Since our regulatory signaling pathway-based product candidates have broad applications to a variety of human diseases, some of the indications will require complex and expensive clinical trials, which exceed our current ability and capacity to develop and fund. Since pharmaceutical and large biotechnology companies have more resources and experience and are better capitalized to develop and run clinical trials, these collaborations will better allow our product candidates to potentially enter large markets. By leveraging our expertise in preclinical development, we believe that we will be in an attractive position when negotiating the terms of these collaborations. Also by entering into collaborations and co-development agreements, we believe we will be able to strengthen our capabilities and capacities for developing and managing clinical trials in the future.

•	Discover, develop and commercialize our own products. We will retain the development, sales and marketing rights to selected proprietary product candidates in specialty markets that we may be able to more readily address. Program selection will be based on an assessment of the time, expense and complexity of clinical trials that we estimate will be required for approval.

•

Develop additional intellectual property around other key regulatory signaling pathways.    We currently own or have rights to approximately 200 issued patent applications in the United States and have foreign counterpart patent filings. Most of our intellectual property portfolio relates specifically to our Hedgehog and BMP technologies. We have made a substantial investment in protecting our proprietary technologies and product candidates. We believe that the quality and scope of our intellectual property provides us and our collaborators and licensees with a strong patent position. In order to enhance our current intellectual property position, we intend to invest in regulatory signaling pathway-related research and development efforts, including attracting and retaining highly talented and experienced personnel. We also intend to expand our intellectual property position around other key regulatory signaling pathways, including the Wnt pathway, by investing in selected internal research and development efforts and potentially acquiring complementary intellectual property.

Product Development Programs

We are developing product candidates in several important medical fields where there are substantial unmet therapeutic needs. These product development initiatives, described in the chart below, are being pursued using our internal resources or through collaborations and licensing arrangements with pharmaceutical or biotechnology firms that are able to dedicate additional resources and clinical development expertise, and, in return, provide us with potential revenue from development milestones and royalties on future product sales. These product development initiatives are derived primarily from our substantial intellectual property portfolio in key regulatory signaling pathways.

Most of our programs are in various stages of preclinical drug development. In the table below, the term early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigational new drug application filing with the FDA, referred to as an IND in the table below, seeking to commence a phase I clinical trial to assess safety in humans.

Except for the public disclosures of Genentech, all of our estimates below regarding planned filing dates for investigational new drug applications for our product development programs are solely our judgments. These estimates may not reflect the plans of our corporate collaborators or licensors, if applicable. Moreover, because of the early stage of development of these programs, our, and our collaborators’ and licensors’ ability to successfully complete preclinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain. Accordingly, the estimated period in which we or our collaborators or licensors may file an investigational new drug application for any of these product candidates may vary materially from the estimates set forth below:

Product Candidate	Primary Indication	Collaborator/Licensee	Status	Estimated period of IND Filing
Hh topical small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical	First quarter 2005
Hh systemic small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical	Mid 2006
BMP-7 protein	Kidney disease	Ortho Biotech Products	Late preclinical	Late 2005 /Early 2006
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical	2006
Hh small molecule agonist	Hair growth	Internal development	Late preclinical	2006
Hh agonist/protein/gene	Cardiovascular disease	Internal development	Mid preclinical	To be determined
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery	To be determined
Discovery research	Various signaling pathways	Internal development	Discovery	To be determined

Hedgehog Topical Small Molecule Antagonist Program

Under Collaboration with Genentech

The Hedgehog signaling pathway controls the development and growth of many kinds of tissues in the body by directly promoting cell division in specific cell types, and by activating other secondary signaling pathways that control the synthesis of growth factors and angiogenic factors. The growth factors stimulate new tissue formation, and the angiogenic factors stimulate new blood vessel growth to nourish the newly formed tissue.

Several years ago, our scientists and scientists at independent academic and medical research laboratories discovered that the Hedgehog signaling pathway is activated at very high levels in many, if not all, basal cell carcinomas. In many of these cases, excessive unregulated Hedgehog signaling activity is due to the presence of inactivating mutations in “patched,” or Ptch, a negative regulator of the pathway, or to constitutively activating mutations in “smoothened,” or Smo, an activator of the pathway. Unregulated activation of hedgehog signaling in the outer layer of skin cells leads to increased rates of cell division resulting in tumor formation. Thus, our small molecule Hedgehog signaling antagonists directly target the known mechanism of action underlying the formation of basal cell carcinomas.

Our preclinical evidence indicates that inhibition of the Hedgehog pathway with our Hedgehog antagonists in various models of basal cell carcinoma results in the selective death of tumor cells while sparing adjacent normal cells and maintaining the typical architecture of the skin at the treatment site. In contrast, most basal cell carcinoma patients are treated with surgery, which often results in significant scarring at the treatment site. We believe that the selective action of our Hedgehog antagonists in cancer cells will result in a better cosmetic outcome than that of other basal cell carcinoma treatments, and therefore may represent a significant competitive advantage for our basal cell carcinoma product candidate. In June 2003, we established a collaboration with Genentech for the continued development of our basal cell carcinoma product candidate. Under the terms of the collaboration, we retained a co-development option in the basal cell carcinoma program in the U.S. market that enables us to share in U.S. development costs and future U.S. net profits or losses in this program. On January 28, 2005, we elected to exercise this co-development option and will now share equally in both the U.S. development costs and any future U.S. net profits and/or losses of our basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. Genentech has stated that it expects to file an investigational new drug application with the FDA in the first quarter of 2005. Pending FDA approval of this investigational new drug application filing, Genentech will begin enrollment of a Phase I clinical trial for basal cell carcinoma. In addition, in certain international markets, we will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of the topical Hedgehog antagonist.

An independent third party study published in European Journal of Dermatology 2004 14: 96-104, demonstrated that in a small population of four patients with well established basal cell carcinoma, an inhibitor of the Hedgehog signaling pathway, cyclopamine, selectively induced regression of basal cell carcinoma tumors. The patients showed tumor regression within a few days of treatment with no adverse effects on nearby normal skin cells. Cyclopamine is a plant-derived Hedgehog inhibitor that could potentially be used to treat cancer and other disorders by inhibiting Hedgehog signaling. This technology, including cyclopamine and structurally-related derivatives, is exclusively licensed to us by Johns Hopkins University. We have sublicensed our rights to this cyclopamine intellectual property portfolio to Genentech as part of the 2003 agreement.

Hedgehog Systemic Small Molecule Antagonist and Antibody Antagonist Cancer Programs

Under Collaboration with Genentech

Scientists have discovered that abnormal Hedgehog signaling may be contributing to the growth of certain cancers, including small cell lung cancer, pancreatic cancer and other cancers. During 2004, scientists linked several additional types of cancers to abnormal Hedgehog pathway expression, including prostate cancer and medulloblastoma, an aggressive form of childhood brain cancer. The prostate cancer reports, from the Johns Hopkins University School of Medicine, New York University School of Medicine, and the University of Texas, were published in Nature. 2004 October 7;431(7009):707-12, the Proceedings of the National Academy of Science U S A. 2004 August 24;101(34):12561-6, and Molecular Cancer 2004 October 13;3(1):29. The medulloblastoma reports, from the St. Jude Children’s Research Hospital and the University La Sapienza, were published in Cancer Cell. 2004 September; 6(3):229-40, and the Proceedings of the National Academy of Science U S A. 2004 July 20;101(29):10833-8.

Our preclinical evidence suggests that Hedgehog protein produced by tumor cells may signal certain adjacent cells within the tumor environment to produce various growth and angiogenetic, or blood vessel forming, factors that can positively influence tumor maintenance and growth. Systemic administration of our

Hedgehog signaling pathway inhibitors has been shown to slow or halt the progression of various types of tumors in our preclinical models of cancer. We believe that our hedgehog pathway antagonists are selectively targeting fundamental mechanisms involved in the maintenance and progression of tumor growth, and as such, may represent a new generation of cancer therapeutics.

In June 2003, we established a collaboration with Genentech for the continued development of these systemic drug candidates, in addition to the development of a topical treatment for basal cell carcinoma. The current focus of the collaboration, excluding the basal cell carcinoma clinical development, is to develop systemically administered Hedgehog antagonists for cancer indications. Genentech is a biotechnology company with broad expertise in the development of cancer therapeutics. Genentech will assume all future responsibility for the clinical development of the Hedgehog systemic small molecule and antibody antagonists. We will receive clinical milestone payments and royalties on product sales if clinical evaluations of any Hedgehog systemic antagonist products are successful.

BMP-7 Program

Licensed to Ortho Biotech Products, a Subsidiary of Johnson & Johnson

BMP-7 is a signaling protein that is synthesized in the kidney and has been implicated in the maintenance of the normal health of the kidney, the skeleton, and the vascular system. In recent years, several academic researchers from the Beth Israel Deaconess Medical Center, the Harvard Medical School and the Washington University School of Medicine, have demonstrated the potential of using BMP-7 as a treatment to both halt the progression and reverse the effects of chronic progressive kidney disease and prevent the development of renal osteodystrophy, a form of bone disease, and blood vessel complications that are associated with chronic kidney disease. In 2004 there were four additional reports of BMP-7 efficacy in preclinical kidney disease models. They were published in the Journal of Biological Chemistry 2004 December 9 online, the Journal of Molecular Medicine 2004 March;82(3):175-81, Current Opinion in Nephrology and Hypertension 2004 July;13(4):417-22 and in the Journal of the American Society of Nephrology 2004 February;15(2):359-69.

Some of this data suggests that BMP-7 may be similar in some respects to erythropoietin, one of the most successful biotechnology-derived drugs. Erythropoietin is a signaling protein that is made in the kidney. It is secreted into the blood system and controls the process that instructs bone marrow to make new red blood cells. In dialysis patients with end-stage kidney disease, in which their kidneys have mostly or completely stopped functioning, the kidneys are unable to make erythropoietin. These patients therefore develop severe anemia, a critical medical condition caused by a lack of sufficient red blood cells. Administration of erythropoietin restores normal levels of red blood cells thus alleviating the patient’s severe anemia. Dialysis patients develop several other serious complications in addition to severe anemia, including renal osteodystrophy, a form of osteoporosis, and severe vascular calcification resulting in life-threatening cardiovascular complications. The preclinical demonstration that BMP-7 prevents the osteoporosis and vascular calcification that are associated with chronic kidney disease suggests that the market size for BMP-7 in dialysis patients may approximate the market size in the U.S. for erythropoietin in dialysis patients, which is currently estimated to be approximately $2.5 billion annually, of which we would receive a royalty under our license agreement with Ortho Biotech Products on future net sales, if any.

In November 2002, we entered into an agreement with Ortho Biotech Products pursuant to which Ortho Biotech obtained the license rights to our BMP-7 technology and assumed control of the continued development of this kidney disease product candidate. Ortho Biotech Products is a pharmaceutical company with broad expertise in protein-based therapeutic drug development and has an established presence in the kidney disease marketplace. Ortho Biotech Products has assumed all future costs and responsibility for BMP-based product development. We will receive a series of clinical development milestone payments, assuming certain clinical and regulatory milestones are achieved, and royalties on product sales if any BMP-based products are successfully commercialized. Ortho Biotech Products has sole responsibility for deciding if and when human clinical trials of BMP-7 will begin.

Hedgehog Small Molecule Agonist Neurological Disorders Programs

Under Collaboration with Wyeth

The Hedgehog signaling pathway is essential for the formation of normal nerves and nerve networks in the central and peripheral nervous systems. Our scientists and academic collaborators have shown that treatment with a Hedgehog protein appears to accelerate the restoration of nerve function in models of nerve trauma and disease. This finding suggests that the Hedgehog pathway may have a potential therapeutic effect in treating certain human neurological disorders.

Our scientists have developed a series of small molecule Hedgehog agonists that, in preclinical models, have shown to be capable of activating the Hedgehog pathway. Many of these small molecule Hedgehog agonists are orally available and can cross the blood brain barrier, a protective barrier formed by blood vessels and brain tissue that prevents most substances in the blood from entering the central nervous system. Small molecules that cross this blood brain barrier can potentially reach and treat the central nervous system, therefore making them attractive product development candidates for certain brain disorders.

In 2004, our scientists presented a series of abstracts at the annual meeting of the Society for Neuroscience demonstrating positive preclinical results using the Hedgehog small molecule agonists in models of stroke, Parkinson’s disease, and spinal cord injury. A third party has also reported on the use of a small molecule Hedgehog pathway agonist to promote the generation of new motor neurons in vitro. This motor neuron report was published in the Proceedings of the National Academy of Sciences U S A. 2004 May 4;101(18):7123-8. Motor neurons are nerve cells that are most typically found in the spinal cord, and their purpose is to establish functional connections with other tissues, usually muscles, to control movement and other functions. Damage to motor neurons can occur as result of injury, such as spinal cord injury, or as a result of disease, such as spinal muscular atrophy or amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease.

We believe that the positive effects of the Hedgehog agonists in neuronal disease models are due to neuroprotection that is induced by activation of the Hedgehog signaling pathway. Neuroprotection is the prevention of the progressive death of cells in the brain caused by disease or injury. In addition, we believe that activation of the Hedgehog pathway results in an increased proliferation of stem cells in the brain. We are currently exploring the possibility that this may enable us to develop drugs that can promote the replacement of cells lost as a result of injury or disease.

In January 2004, we entered into a collaboration agreement with Wyeth to continue the development of these drug candidates for the treatment of neurological disorders and other potential indications. Wyeth is one of the world’s largest research-driven pharmaceutical companies with broad expertise in the development of drugs to treat neurological disorders and other diseases. Under the terms of the collaboration, Wyeth paid us an up-front license fee and is obligated to provide two years of research funding. In addition, if clinical development of any Hedgehog agonist technology-based products is successful, Wyeth is obligated to pay us clinical milestone payments and royalties on product sales.

Wyeth has agreed to assume all future responsibility for clinical development of the Hedgehog small molecule and protein agonists as systemic treatments for neurological and other disorders. As part of the agreement, we have retained development and licensing options for certain therapeutic applications of Hedgehog agonist technologies, including topical applications for hair growth and local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications of the Hedgehog agonist technology. If Wyeth declines its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

Hedgehog Agonist Hair Growth Program

Retained by Curis

Our scientists and other researchers have demonstrated that small molecule Hedgehog agonists can induce hair growth in animal models. These results were presented in February of 2005 at the annual meeting of the American Academy of Dermatology in New Orleans, Louisiana.

The Hedgehog agonist program was exclusively licensed to Wyeth in February 2004. Under the terms of the license agreement, we retained the right to develop Hedgehog agonists for topical treatment of hair growth. The terms of the agreement include Wyeth’s right to authorize the reversion of any compounds that we will develop in this area. In December 2004, Wyeth approved the reversion of a group of Hedgehog agonist compounds for use in our hair program.

We are currently evaluating the market potential and the risk factors, capital resources and complexities of clinical development in hair growth indications in order to determine an appropriate strategy for the future of this program.

Hedgehog Agonist Cardiovascular Disease Program

Retained by Curis/Wyeth Right of First Negotiation

As part of our collaboration with Wyeth, we have retained the right to locally deliver Hedgehog agonists for the treatment of cardiovascular diseases including peripheral vascular disease and acute myocardial infarction, or heart attack. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

In 2004, two independent third party reports documented the beneficial effects of Hedgehog pathway stimulation for increasing blood flow to damaged heart muscle and promoting improved cardiac function following both acute and chronic myocardial ischemia in preclinical models of heart disease. Myocardial ischemia, the interruption of blood flow and oxygen to heart muscle, is the leading cause of heart attacks with more than one million cases reported every year in the United States. These studies were presented as abstracts at the annual meeting of the American Heart Association’s Scientific Sessions in New Orleans, Louisiana. The authors concluded that activation of the Hedgehog signaling pathway after an acute heart attack or chronic cardiac ischemia promotes recovery of heart function by stimulating blood vessel growth factors and other regeneration factors that limit scar formation, preserve cardiac muscle tissue, and promote improved heart function.

In 2004, another independent third party report demonstrated that the Hedgehog signaling pathway plays an essential role in the formation of the blood vessels that form the vascular network throughout the body. That report was published in Development. 2004 September;131(17):4371-80. We are utilizing this biological property of the Hedgehog pathway to develop locally administered drug candidates to treat cardiovascular disorders such as heart attacks and peripheral vascular disease.

We have incurred nominal expenses related to our cardiovascular disease program for the year ended December 31, 2004. Our preclinical data relating to this program has been derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. We have entered into agreements under which additional third-party collaborators are attempting to evaluate and re-test this preclinical data.

Other Programs

Spinal Muscular Atrophy Program (Retained by Curis).    In September 2004, we received a grant from the Spinal Muscular Atrophy Foundation. Under the agreement, the Foundation will grant us up to $5,364,000 over a three-year period for the identification of therapeutic compounds to treat spinal muscular atrophy, a neurological disease that is the leading genetic cause of infant and toddler death. The study will utilize our proprietary technologies and expertise to develop assays in motor neurons and then use those assays to identify potential drug candidates. We will own any compounds that we generate under this collaboration and we will have the ability to bring any such compounds into the clinic, either on our own or with a collaborating party.

Discovery Research (Retained by Curis).    In addition to the research and development programs listed above, we also plan to bolster our pipeline by expanding into other signaling pathways, including the Wnt pathway, which is an important target for colon cancer and other disorders.

Our Strategic Collaborations And License Agreements

Our strategy for development and commercialization of products depends upon successful strategic collaborations with third parties. We use strategic collaborations as a means to provide us with the requisite capital, as well as the necessary preclinical and clinical development and manufacturing and marketing capabilities to commercialize product candidates produced by our discovery and preclinical programs. In evaluating possible strategic collaborations, we consider the following criteria:

•	technical and commercial resources committed to our programs;

•	up-front payments in the form of license fees and equity investments;

•	royalties and milestone payments;

•	our ability to retain certain rights, including, for example, co-development rights, that we feel increase the overall potential value of the collaboration;

•	technology and patent rights; and

•	scientific and development resources.

Since inception in 2000, substantially all of our revenues have been derived from our collaborations and other agreements with third parties. We anticipate that for the next several years substantially all of our revenues will continue to be generated from these sources. For the year ended December 31, 2004, Genentech accounted for $1,829,000, or 37% of our revenues, Wyeth accounted for $2,523,000, or 51% of our revenues, and the Spinal Muscular Atrophy Foundation grant accounted for $551,000, or 11% of our revenues.

Our current strategic collaborations are described below.

Genentech

In June 2003, we licensed our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of our collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule formulated for topical treatment of basal cell carcinoma, and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. The development of the topical Hedgehog antagonist is subject to a co-development arrangement with Genentech. Pursuant to the collaborative research, development and license agreement entered into in June 2003, as amended in December 2004, Genentech paid us an up-front payment of $5,000,000, purchased 1,323,835 shares of our common stock at a price of $2.644 per share for aggregate proceeds of $3,500,000, and made a maintenance payment of $2,000,000. During the initial two-year term of the research program, Genentech has also agreed to make research and development funding payments totaling $4,000,000, of which $2,000,000 has been paid to date.

In March 2004, Genentech added one of our small molecule antagonists of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the topical treatment of basal cell carcinoma. Under the terms of our collaboration with Genentech, we retained the right to co-develop products in the field of basal cell carcinoma in the U.S. On January 28, 2005, we elected to exercise this co-development option and will now share equally in both the U.S. development costs and any future U.S. net profits and/or losses of our basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. Genentech has stated that it expects to file an investigational new drug application with the FDA in the first quarter of 2005. Pending FDA approval of this investigational new drug filing, Genentech will begin enrollment of a phase I clinical trial for a basal cell carcinoma product candidate. We currently estimate that our share of development costs for the basal cell carcinoma indication will approximate $20,000,000 through the phase II clinical trials. We expect that this endpoint will be achieved, if at all, in mid-2007. In addition, in certain major international markets, we will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of the topical Hedgehog antagonist.

Under the systemic Hedgehog antagonist portion of the collaboration, Genentech is also obligated to make cash payments to us upon the successful achievement of clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

Ortho Biotech Products, a subsidiary of Johnson & Johnson

In November 2002, we licensed our broad BMP technology portfolio to Ortho Biotech Products on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3.5 million up-front fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30 million milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. If the program progresses successfully through clinical development, we are entitled to receive additional milestone payments for the kidney disease related product candidate, and milestone and royalty payments for the first neurology product candidate. Initial target indications include the systemic use of BMP-7 for the prevention of bone and blood vessel complications associated with chronic kidney disease and treatments to promote recovery following stroke and traumatic brain injury.

Wyeth Pharmaceuticals, a division of Wyeth

In January 2004, we entered into an agreement to license our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for the therapeutic applications in treatment of neurological disorders, including neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock at a price of $4.754 per share for an aggregate purchase price of $1,500,000. Wyeth will provide research funding for a minimum of two years. In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of clinical development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume. Excluding product royalties, the transaction includes potential milestone payments to us of more than $170,000,000, assuming that two products are successfully developed and commercialized.

As part of our collaboration with Wyeth, we have retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including those applications that qualify as orphan drug indications, topical applications for hair growth and local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

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

We have 200 issued patents in the United States expiring on various dates between 2006 and 2022 with pending United States and foreign counterpart patent filings for most of these patents and patent applications. These patents and patent applications are directed to compositions of matter, methods of making and using these compositions, methods of repairing, replacing, augmenting and creating tissue for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents relating to our proprietary technologies.

Hedgehog Pathway.    We have 43 issued U.S. patents and 8 allowed U.S. applications expiring on various dates between 2013 and 2022, which relate to the Hedgehog pathway. These patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and antagonists of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

Bone Morphogenetic Pathway.    We have 155 issued U.S. patents expiring on various dates between 2006 and 2022, which relate to the BMP pathway. These patents and patent applications cover certain BMP proteins, nucleic acids, antibodies, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using these BMP proteins, nucleic acids or antibodies for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for BMP-related products.

Our academic and research institution collaborators have certain rights to publish data and information regarding their discoveries to which we have rights. While we believe that the prepublication access to the data developed by our collaborators pursuant to our collaboration agreements will be sufficient to permit us to apply for patent protection in the areas in which we are interested in pursuing further research, there is considerable pressure on such institutions to rapidly publish discoveries arising from their efforts. This may affect our ability to obtain patent protection in the areas in which we may have an interest. In addition, these collaboration agreements typically contain provisions that provide us with, at a minimum, an option to license the institution’s rights to intellectual property arising from the collaboration.

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

Research Program

We have a research group that seeks to identify and develop new therapeutic applications for our existing patent portfolio and seeks to identify new signaling pathways that may have therapeutic potential. Our research group, working closely with our business development group, also strives to identify external technologies that might provide in-licensing opportunities, consistent with our broad interest in regulatory signaling pathways. As of December 31, 2004, our research group consists of 40 employees, consisting of molecular biologists, cell biologists, pharmacologists and other scientific disciplines.

During the years ended December 31, 2004, 2003 and 2002, we estimate that our total company-sponsored research and development expenses were approximately $6,700,000, $10,100,000 and $6,700,000, respectively, and that our collaborator-sponsored research and development expenses were approximately $4,900,000, $2,600,000 and $5,300,000, respectively.

Regulatory Matters

FDA Requirements for New Drug Compounds

Numerous governmental authorities in the United States and other countries extensively regulate the research, testing, manufacture, import and export and marketing of drug products. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion, sampling and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, under the FDA’s good laboratory practice regulations, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, which must become effective before clinical testing may commence, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, submission to the FDA of a new drug application, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, and FDA review and approval of the new drug application. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements including the FDA’s good laboratory practice regulations. Preclinical testing may not be completed successfully within any specified time period, if at all, and may not assure success in clinical trials. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application, together with manufacturing information and analytical and stability data. The investigational new drug application must become effective before clinical trials can begin in the United States. An investigational new drug application becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the investigational new drug application. In that case, the investigational new drug application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

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

Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, phase II or phase III testing of any product candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA, an institutional review board, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval.

After successful completion of the required clinical testing, generally a new drug application is prepared and submitted to the FDA. FDA approval of the new drug application is required before marketing of the product may begin in the United States. The new drug application must include the results of extensive preclinical and clinical testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. In most cases, the new drug application must be accompanied by a substantial user fee.

If the FDA’s evaluation of the new drug application and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the new drug application. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug application approval, the FDA may require post approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once the new drug application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports and drug sampling and distribution requirements. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products. In particular, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well-controlled head-to-head clinical trials. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to FDA review and approval. Quality control and manufacturing procedures must continue to conform to cGMPs after approval. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Foreign Regulation of New Drug Compounds

Approval of a product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. There can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be submitted under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. The decentralized procedure is a mutual recognition procedure that is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure.

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

Competition

Our product candidates will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics based upon signaling pathways, is intense. Our competitors will include many large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology and medical device firms. For example, we have identified two biotechnology companies that claim to have intellectual property rights relating to compounds that modulate the Hedgehog pathway.

Many of the companies competing against us have financial, marketing and human resource capacities that are substantially greater than our own, which may provide these competitors significant competitive advantages over us. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing products on a large scale, which may enhance their competitive position relative to ours. In addition to competing with pharmaceutical, biotechnology and medical device companies, the products we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies that are competitive with our products and technologies.

The technologies underlying the development of human therapeutic products are expected to continue to undergo rapid and significant advancement and change. Accordingly, our technological and commercial success will be based, among other things, on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

The timing of a product’s introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, we believe the relative speed with which our collaborators or we can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of a product will have an important impact on our competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. For example, our competitors may discover, characterize and develop important inducing molecules before we do, which could have a material adverse effect on any of our related research programs. If research and development by others renders any of our products obsolete or noncompetitive, then our potential for success and profitability may be adversely affected.

We rely on or will rely on our strategic collaborators for support in our disease research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic collaborators are conducting multiple product development efforts within each disease area that is the subject of our strategic collaboration with them. Our strategic collaboration agreements may not restrict the strategic collaborator from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a product candidate under development by a strategic collaborator.

Our lead product candidate, a topical therapy for the treatment of basal cell carcinoma under co-development with Genentech, will face competition from both surgical and medical alternatives. Surgery is currently the standard of care, is typically performed by dermatologists and has an efficacy rate of approximately 90%. The American Cancer Society describes the four main surgical treatment alternatives and their drawbacks as follows:

•	Simple excision/excisional biopsy: The tumor is cut out, along with some normal skin around it. The remaining skin is carefully stitched back together. This surgery will leave a scar.

•	Curettage and electrodesiccation: In this treatment the cancer is removed by scraping it with a long, thin instrument. The area is treated with an electric needle to destroy any remaining cancer cells. The process is repeated 1 to 3 times. This treatment will also leave a scar.

•	Cryosurgery: In this treatment liquid nitrogen is used to freeze and kill cancer cells. After the dead tissue thaws, blistering and crusting may occur. The wound may take several weeks to heal and will leave a scar. The treated area may have less color after treatment.

•	Mohs surgery: In this surgery, the doctor removes a layer of skin that the tumor may have invaded and then carefully maps its location. The doctor checks the sample under a microscope right away. If it is cancer, more pieces of the tumor will be removed and examined until the skin samples are found to be free of cancer cells. This process is slow, but it means that normal skin next to the tumor can be saved. This assures a better appearance after surgery. Only doctors who have had special training perform this type of surgery.

In addition to surgery, certain types of basal cell carcinomas can be treated using at least two FDA-approved topical treatments, including 3M’s Aldara® (Immiquimod) and ICN’s Efudex® (Flouruoracil). These FDA-approved topical treatments are limited to a subset of basal cell carcinomas, called superficial basal cell carcinoma, which is the least severe form of basal cell carcinoma and is not as prevelant as the more serious form of the disease, nodular basal cell carcinoma. A market assessment that we completed during 2004 estimates that approximately 35% of basal cell carcinomas are superficial basal cell carcinomas, 55% are nodular basal cell carcinomas, and 10% are associated with other types of basal cell carcinomas. Aldara is an immune response modulator that was approved in July 2004 for the treatment of a subset of superficial basal cell carcinoma lesions. Its mechanism of curing superficial basal cell carcinoma will generally result in skin irritation including possible scabbing, flaking, burning or itching of the skin. Efudex’s active ingredient, Flouruoracil, or 5FU, is chemotherapy that is given as a treatment for some types of cancer including bowel, breast and stomach cancer. Because Efudex is a chemotherapeutic agent, we expect that there will be side effects which are greater than our basal cell carcinoma product candidate.

We believe that our basal cell carcinoma product candidate directly targets the known mechanism of action underlying the formation of basal cell carcinomas and that our product may be superior because it induces selective death of tumor cells while sparing adjacent normal cells and maintaining the typical architecture of the skin at the treatment site. Because of this, we believe that our product may produce minimal scarring when compared to the treatments described above and may be more effective than any of the topical treatments listed above. However, we acknowledge that our basal cell carcinoma product candidate, if approved by FDA, will face the challenge of displacing entrenched competition from at least the surgical and topical treatments listed above.

Manufacturing

We have no experience or capabilities in manufacturing. We have no current plans to develop manufacturing capability and instead plan to rely on our corporate collaborators or subcontractors to manufacture products.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop a sales, marketing and distribution capability. We plan to rely on our corporate collaborators for product sales, marketing and distribution.

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

The current members of our scientific advisory board are as follows:

Name	Position/Institutional Affiliation
Douglas A. Melton, Ph.D. (Chairman)	Investigator, Howard Hughes Medical Institute Professor, Department of Molecular and Cellular Biology Harvard University
Brigid Hogan, Ph.D	Professor and Chair, Department of Cell Biology Duke University Medical School
Thomas Jessell, Ph.D	Investigator, Howard Hughes Medical Institute Professor, Center for Neurobiology and Behavior Columbia University, College of Physicians and Surgeons
Andrew P. McMahon, Ph.D	Frank B. Baird, Jr. Professor of Science, Department of Molecular and Cellular Biology Harvard University
Roeland Nusse, Ph.D	Professor of Developmental Biology Investigator, Howard Hughes Medical Institute Stanford University Medical School
Martin C. Raff, M.D	Professor, Department of Biology MRC Laboratory For Molecular and Cell Biology University College London
Matthew Scott, Ph.D	Professor, Department of Developmental Biology & Genetics Investigator, Howard Hughes Medical Institute Chairman, Bio-X Scientific Leadership Council Stanford University School of Medicine
Clifford J. Tabin, Ph.D	Professor, Department of Genetics Harvard Medical School

Employees

As of December 31, 2004, we had 64 full-time employees, of whom 34 hold Ph.D. or other advanced degrees. Of these employees, 40 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2.	PROPERTIES

We have three facilities which are located at 25, 45 and 61 Moulton Street in Cambridge, Massachusetts and which consist of 1,526, 35,095, and 17,800 square feet, respectively. The facilities at 25 and 61 Moulton Street are leased until April 2006 and April 2007, respectively. In August 2004, we extended the lease for the 45 Moulton Street location until December 2010. Except for 11,980 square feet at our 61 Moulton Street facility that we have sublet until April 2007, we currently use our space to conduct research and development initiatives and to manage the administrative aspects of our business. We believe that our existing facilities will be suitable and adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri	44	President and Chief Executive Officer

Lee L. Rubin, Ph.D	54	Executive Vice President of Research and Chief Scientific Officer

Michael P. Gray	34	Vice President of Finance and Chief Financial Officer

Mark W. Noel	46	Vice President, Technology Management and Business Development

Mary Elizabeth Potthoff, Esq	51	Vice President, General Counsel

Daniel R. Passeri	Mr. Passeri has served as our President and Chief Executive Officer
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
Science, Technology and Medicine at the University of London, with a M.Sc. in biotechnology, and of Northeastern University, with a B.S.
	in Biology.

Lee L. Rubin, Ph.D	Dr. Rubin has served as our Executive Vice President of Research since October 2004. He served as our Senior Vice President of
Research and Chief Scientific Officer from September 2000 to October
2004 and as our Vice President of Research from March 2000 to
September 2000. From October 1997 to March 2000, Dr. Rubin was
employed by Ontogeny, Inc. a predecessor life sciences company, as
Vice President of Research. Prior to joining Ontogeny, Dr. Rubin spent six years at Eisai London Laboratories at University College London,
where he served as Director and Professor of Neurobiology. Prior to that, Dr. Rubin worked for four years with Athena NeuroSciences,
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
at Gist Brocades NV, a supplier of ingredients to the pharmaceutical and food sectors. Mr. Noel completed his B.S. at the University of
Maryland.

Mary Elizabeth Potthoff, Esq	Ms. Potthoff has served as our Vice President, General Counsel and
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

(a) Market Information.    Our common stock is traded on the Nasdaq National Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market:

	Curis Common Stock
Year ended December 31, 2003	High	Low
First Quarter	$1.25	$0.65
Second Quarter	$5.60	$0.76
Third Quarter	$5.34	$2.80
Fourth Quarter	$5.92	$4.34

Year ended December 31, 2004
First Quarter	$6.59	$4.50
Second Quarter	$5.17	$3.51
Third Quarter	$4.95	$2.46
Fourth Quarter	$5.94	$3.14

(b) Holders of Record.    On March 8, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $3.57 and there were 311 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

(c) Dividends.    We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements and any plans for expansion.

(d) Changes in Securities and Use of Proceeds.    None.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development contracts and government grants	$3,457	$1,629	$245	$968	$997
License fees and royalties	1,496	9,419	18,146	119	26

Total revenues	4,953	11,048	18,391	1,087	1,023

Costs and expenses:
Research and development	11,570	12,735	12,059	29,072	17,424
General and administrative	7,560	6,519	10,159	10,493	9,330
Stock-based compensation (A)	1,372	1,631	2,160	10,358	16,628
Amortization of and impairment charge related to intangible assets	75	75	474	23,339	14,451
Loss of property and equipment	—	—	5,337	—	204
Impairment of goodwill	—	—	64,098	—	—
Restructuring expenses	—	—	3,490	—	—
In-process research and development	—	—	—	—	294,800
1999 reorganization and 1998 sale of manufacturing operations	—	—	—	—	(38)

Total costs and expenses	20,577	20,960	97,777	73,262	352,799

Loss from operations	(15,624)	(9,912)	(79,386)	(72,175)	(351,776)

Equity in loss from joint venture	—	—	(4,311)	(13,453)	—

Other income (expense)
Interest and other income (expense)	2,131	(1,017)	2,329	4,548	1,906
Interest expense	(411)	(694)	(947)	(784)	(481)

Total other income (expense)	1,720	(1,711)	1,382	3,764	1,425

Net loss	(13,904)	(11,623)	(82,315)	(81,864)	(350,351)
Accretion on Series A Redeemable Preferred Stock	—	(271)	(723)	(326)	—

Net loss applicable to common stockholders	$(13,904)	$(11,894)	$(83,038)	$(82,190)	$(350,351)

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(2.57)	$(2.58)	$(19.80)

Weighted average common shares (basic and diluted)	42,686	36,016	32,267	31,859	17,694

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$1,175	$1,267	$1,222	$6,156	$8,358
General and administrative	197	364	938	4,202	8,270

Total stock-based compensation	$1,372	$1,631	$2,160	$10,358	$16,628

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$49,514	$35,148	$36,573	$52,107	$75,799
Working capital	45,781	34,087	30,697	42,848	67,364
Long-term investment—restricted	193	191	4,403	—	—
Total assets	67,635	55,736	62,442	144,756	182,682
Debt and lease obligations, net of current portion	—	—	3,424	4,951	4,155
Convertible notes payable	5,710	5,334	6,885	2,507	—
Series A Convertible/Exchangeable Preferred Stock	—	—	13,064	12,341	—
Accumulated deficit	(662,973)	(649,068)	(637,174)	(554,136)	(471,946)
Total stockholders’ equity	48,909	38,865	19,736	101,020	168,814

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used our product development approach to produce multiple compounds with potential use for several different disease indications. For example, we have developed a clinical-stage product candidate for the topical treatment of basal cell carcinoma and several promising preclinical product candidates in the fields of cancer, kidney disease, neurological disorders, cardiovascular disease and hair growth regulation. We operate in a single reportable segment: developmental biology products. We expect that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $662,973,000 as of December 31, 2004. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Genentech and Wyeth Pharmaceuticals, or Wyeth, to develop therapeutics which modulate the signaling of the Hedgehog pathway. We have also licensed our BMP pathway portfolio to Ortho Biotech Products, for systemic administration for all non-orthopedic and dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be either majority or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $15,000,000 in up-front payments, including $5,000,000 received from the sale of shares of our common stock, and potential future clinical development milestones of approximately $500,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received upon successful completion of specified research and development objectives. These collaborations also include royalty rates on potential future product sales ranging from 6% to 10%.

In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our technologies. In some cases, we have retained development and commercialization rights in areas where we believe we can attain the greatest potential long-term value through the application of our own internal resources.

Pursuant to the terms of our collaboration agreement with Genentech, on January 28, 2005 we elected to exercise a co-development option with Genentech pursuant to which we will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through the phase II clinical trials, a portion of which will be recorded in the first quarter of 2005. We plan to assist Genentech in filing an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

Financial Operations Overview

General.    Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources at December 31, 2004 should enable us to maintain current and planned operations into mid- 2007, including expected spending related to our co-development of our lead product candidate for the treatment of basal cell carcinoma, under development with Genentech. Our ability to continue funding our planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our revenue to date has been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Ortho Biotech Products, Wyeth and Stryker. In the future, we will seek to generate revenue from a combination of license fees, research and development funding and milestone payments in connection with strategic licenses and collaborations, and royalties resulting from the sale of products which incorporate our intellectual property and from sales of any products we successfully develop and commercialize, either alone or in partnership with third parties. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. We expense research and development costs as incurred.

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigation new drug application filing with the FDA, referred to as an IND in the table below, seeking to commence a phase I clinical trial to assess safety in humans.

Except for the public disclosures of Genentech, all of our estimates below regarding planned filing dates for investigational new drug applications for our product development programs are solely our judgments. These estimates may not reflect the plans of our corporate collaborators or licensors, if applicable. Moreover, because of the early stage of development of these programs, our, and our collaborators and licensors’ ability to successfully complete preclinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain. Accordingly, the estimated period in which we or our collaborators or licensors may file an investigational new drug application for any of these product candidates may vary materially from the estimates set forth below:

Product Candidate	Primary Indication	Collaborator/Licensee	Status	Estimated period of IND Filing
Hh topical small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical	First quarter 2005
Hh systemic small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical	Early 2006
BMP-7 protein	Kidney disease	Ortho Biotech Products (1)	Late preclinical	Late 2005 /Early 2006
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical	2006
Hh small molecule agonist	Hair growth	Internal development (2)	Late preclinical	2006
Hh agonist/protein/gene	Cardiovascular disease	Internal development (2), (3)	Mid preclinical	To be determined (4)
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery	To be determined (4)
Discovery research	Various signaling pathways	Internal development	Discovery	To be determined (4)

(1)	This product candidate has been licensed to Ortho Biotech Products. Under the license arrangement, we expect to incur no future costs related to these programs, assuming the license agreement remains in effect. All development decisions are at the sole discretion of Ortho Biotech Products.

(2)	Our Hh small molecule agonists were licensed to Wyeth under our collaboration agreement, effective February 2004. Under the terms of our collaboration agreement with Wyeth, our retained rights to use Hh small molecule agonists in our hair loss and cardiovascular disease programs are subject to the requirement that Wyeth must first determine that such compounds are less suitable for systemic use in the Wyeth neurological disorders program and thus available for further development in our hair loss and cardiovascular disease programs. In December 2004, Wyeth made several compounds available to us for our further development in the hair growth program.

(3)	We have incurred nominal expenses related to our cardiovascular disease program for the year ended December 31, 2004. Our preclinical data relating to this program has been derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. We have entered into agreements under which additional third-party collaborators are attempting to replicate this preclinical data. We expect to incur costs on our cardiovascular disease program during the first half of 2005 related to this work. We cannot estimate the period to in which we will make an investigational new drug filing for this program since we have not yet replicated the preclinical data and any investigational new drug filing will be dependent on the successful replication of these data. In addition, should we be successful in our efforts to license this program in 2005, any investigational new drug filing will ultimately be the responsibility of a strategic collaborator. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we free to seek another collaborator for this program.

(4)	The programs included within this section are not well enough defined for us to generate estimates regarding the timing of filing an investigational new drug application.

There is a risk that any drug discovery and development program may not produce products or revenue. Due to uncertainties inherent in drug discovery and development, including those factors described below under “Risk Factors That May Affect Results,” we and our collaborators may not be able to successfully develop and commercialize any of the product candidates included in the table above.

All of our product development initiatives are in various stages of preclinical testing. Because of the early stage of these programs, the successful development of our preclinical product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the timing of when collaborators may make compounds, that are subject to our retained rights, available for our development, either alone, or as part of a co-development program;

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

•	future clinical trials results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Results.”

We have received a development plan and budget from Genentech relating to the clinical development of a small molecule formulated for topical treatment for basal cell carcinoma. Based on this budget, we expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through phase II clinical trials, a portion of which will be recorded in the first quarter of 2005. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

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

Strategic Collaborations and License Agreements.    Since inception, substantially all of our revenue has been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Ortho Biotech Products and Wyeth. Pursuant to these strategic license and collaboration agreements we have received $15,000,000 in up-front payments, including $5,000,000 received from the sale of shares of our common stock, and may receive potential future clinical development milestones of approximately $500,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received upon successful completion of specified research and development objectives. These collaborations also include royalty rates on potential future product sales ranging from 6% to 10%.

The collaborations and licenses are summarized as follows:

Genentech Collaboration.    In June 2003, we licensed our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of our collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule formulated for topical treatment of basal cell carcinoma, and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. The development of the topical Hedgehog antagonist is subject to a co-development arrangement with Genentech. Pursuant to the collaborative research, development and license agreement entered into in June 2003, as amended in December 2004, Genentech paid us an up-front payment of $5,000,000, purchased 1,323,835 shares of our common stock at a price of

$2.644 per share for aggregate proceeds of $3,500,000, and made a maintenance payment of $2,000,000. During the initial two-year term of the research program, Genentech has also agreed to make research and development funding payments totaling $4,000,000, of which $2,000,000 has been paid to date.

In March 2004, Genentech added one of our small molecule antagonists of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the topical treatment of basal cell carcinoma. Under the terms of our collaboration with Genentech, we retained the right to co-develop products in the field of basal cell carcinoma in the U.S. On January 28, 2005, we elected to exercise this co-development option and will now share equally in both the U.S. development costs and any future U.S. net profits and/or losses of our basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. Genentech has stated that it expects to file an investigational new drug application with the FDA in the first quarter of 2005. Pending FDA approval of this investigational new drug filing, Genentech will begin enrollment of a phase I clinical trial for a basal cell carcinoma product candidate. We currently estimate that our share of development costs for the basal cell carcinoma indication will approximate $20,000,000 through the phase II clinical trials. We expect that this endpoint will be achieved, if at all, in mid-2007. In addition, in certain major international markets, we will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of the topical Hedgehog antagonist.

Under the systemic Hedgehog antagonist portion of the collaboration, Genentech is also obligated to make cash payments to us upon the successful achievement of clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when certain payments are received from Genentech. These obligations total $410,000 for the $5,000,000 up-front license fee and the $2,000,000 maintenance fee for the period June 11, 2003 through June 11, 2004. As of December 31, 2004, $310,000 has been paid to the university licensors. The unpaid obligations are included in “Accrued liabilities” in our consolidated balance sheet as of December 31, 2004.

Ortho Biotech Products License.    In November 2002, we licensed our broad BMP technology portfolio to Ortho Biotech Products on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3,500,000 fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. Ortho Biotech Products has assumed all future costs and responsibility for BMP-based product development and has sole responsibility for deciding if and when human clinical trials of BMP-based product candidates will begin.

Wyeth Collaboration.    Effective February 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological disorders, including neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock at a price of $4.754 per share for an aggregate purchase price of $1,500,000. Wyeth will also provide us with research funding for a minimum of two years. In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume.

As part of our collaboration with Wyeth, we have retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including those applications that qualify as orphan drug indications, topical applications for hair growth and local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

We are obligated to make payments to various university licensors when certain payments are received from Wyeth. We have paid to such university licensors a total of $125,000 upon receipt of the $1,500,000 up-front license fee from Wyeth. In addition, as part of a termination agreement entered into with Elan, we will pay Elan royalty payments related to any revenues, other than revenues received as direct reimbursement for research, development and other expenses, that we receive in the field of neurological disease.

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

Goodwill.    At December 31, 2004, we have recorded $8,982,000 in goodwill. As a result of the adoption of SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill and have since performed at least annual assessments of goodwill impairment by comparing our fair value to our net assets. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment tests in December 2004 and 2003, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2004 or 2003.

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

The goodwill impairment analysis as of June 30, 2002 involved considerable judgment and the use of several estimates including: control premium, discount rates, projected cash flows of OP-1, a bone regeneration product that we had developed under agreements with Stryker Corporation, and projected cash flows of our in-process research and development programs. The control premium used in determining our fair value was based on an analysis of control premiums involved in other biotechnology and medical products acquisitions. Most of our research and development programs will not be completed for several years, if ever, and therefore estimating the costs to complete these programs and the revenue to be derived through collaborations and commercialization of the products involves substantial judgment. The discount rates used to determine the net present value of these cash flows were based on a consideration of the risks associated with achieving these cash flow projections, including the risk of successfully completing our in-process technology. All of these estimates involve a significant amount of judgment by our management. Although the estimates used reflect management’s best estimates based upon all available evidence, the use of different estimates could have yielded different results in our transitional impairment assessment conducted as of January 1, 2002, and in our impairment assessment conducted in the second quarter of 2002. Had we used a significantly lower control premium in determining our fair value, our transitional impairment analysis could have indicated that goodwill was impaired at January 1, 2002. In addition, using different estimated cash flows or discount rates in determining our implied goodwill in the second quarter of 2002 could have resulted in a higher or lower goodwill impairment charge.

Long-term receivables.    During the year ended December 31, 2003, we recorded, in other expense, charges of $1,708,000 related to the write-off of a euro-denominated note receivable that was originally due in June 2005 from Micromet, a former collaborator, and $286,000 related to a reduction in the carrying value of Micromet equity securities held by us. We determined that this charge was necessary due to Micromet’s announcement that it was terminating one-third of its workforce as the result of a contract dispute with a collaborator. Micromet had stated that this dispute would result in a significant decrease in previously budgeted cash inflows in 2004.

On October 21, 2004, we amended our note receivable with Micromet, and, under the amended note, Micromet is obligated to pay us a total amount of EUR 4,500,000, subject to certain conditions. As a result of Micromet’s financing in October 2004, we received a EUR 1,250,000 payment in November 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate. The terms of Micromet’s financing adversely affect the carrying value of the equity we hold in Micromet and, therefore, we recorded a $300,000 write-down of the carrying value from $400,000 to our estimated fair value of the investment of $100,000. The $1,304,000 net gain was recorded in other income for the year ended December 31, 2004. The future amounts due to us under the amended note payable will be recorded in other income when and if such amounts are collected.

Valuation of investments in privately held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $100,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of December 31, 2004, believe that the fair value of our investments is not less than their carrying value after taking into effect the write-down of the Micromet investment.

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

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Any obligations related directly to the receipt of a license fee are also deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones are recognized upon achievement of the milestone, as long as the milestone is deemed to be substantive and we have no other performance obligations with respect to that milestone. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. Revenue received under grants is being recognized as the services are provided and payment is assured under the terms of the grant. Based upon the application of our revenue recognition policies, and our related estimates and judgments, we have recognized revenue under our key collaborations, license agreements and grant as follows:

Genentech Collaboration.    On December 10, 2004, we entered into an amendment to our collaboration agreement with Genentech. The amendment, effective from June 12, 2004 to June 11, 2005, increases Genentech’s funding commitment from $2,000,000 to $4,000,000 for this period. Under the terms of the amended collaboration agreement, Genentech committed to pay an incremental payment of $2,000,000 for support of full-time equivalents in our collaboration with Genentech. We are required to commit up to sixteen employees to the systemic Hedgehog antagonist program through June 11, 2005. We are recognizing this reimbursement of research and development services as revenue over the six-month period through June 11, 2005 as services are performed based on the actual staffing level.

In December 2004, we determined that the performance period covered by the Genentech license fee should be extended through June 2011, from our previous estimate of October 2010. The change in estimate related to a change in our estimate of the period during which we will provide services under the collaboration, defined as the time to market of our basal cell carcinoma product under co-development with Genentech. This change will be applied prospectively and therefore did not have an effect on previously recognized revenue.

We recognized $1,829,000 in revenue related to our collaboration with Genentech for the year ended December 31, 2004. Of this amount, $1,229,000 was from the amortization of the $9,000,000 in license and up-front payments received from Genentech. We expect that the remainder of the license fees will be recognized on a straight-line basis through June 2011 as the remaining services are performed. We recognized expenses of $83,000 for the year ended December 31, 2004, for the amortization of obligations related to these license fees. In addition, we recognized revenues of $600,000 relating to other research and development services performed under the collaboration agreement with Genentech for the year ended December 31, 2004. We recognized $728,000 in revenue for the year ended December 31, 2003, related solely to the amortization of the Genentech license fee.

Wyeth Collaboration.    We recognized $2,523,000 in revenue related to our collaboration with Wyeth for the year ended December 31, 2004. This amount consists of revenue of $267,000 from the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. We expect that the remainder of the license fee will be recognized on a straight-line basis through February 2009, our remaining service period. We recognized expenses of $22,000 for the year ended December 31, 2004, for the amortization of obligations related to the license fee. In addition, we recognized $2,256,000 relating to research and development services performed under the collaboration agreement with Wyeth for the year ended December 31, 2004. As of December 31, 2004, we were meeting the staffing requirements under the collaboration and expect to continue to meet staffing, as determined by Wyeth, through the remainder of the performance period. Since our collaboration with Wyeth was not effective until February 2004, no revenue related to Wyeth was recognized in 2003.

Spinal Muscular Atrophy Foundation.    We recognized $551,000 relating to research and development services performed under the $5,364,000, three-year grant from the Spinal Muscular Atrophy Foundation for the year ended December 31, 2004. Future revenues received under this grant will be recognized as the services are provided and payment is assured under the terms of the grant. Since this grant was not received until September 2004, no revenue related to the Spinal Muscular Atrophy Foundation was recognized in 2003.

ES Cell International Collaboration.    Our collaboration with ES Cell International was terminated in December 2003. Accordingly, we recognized no revenue related to this collaboration during 2004. For the year ended December 31, 2003, we recognized $1,470,000 of revenues relating to research and development services performed under this collaboration.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. We have recorded short-term deferred revenue of $1,940,000 and long-term deferred revenue of $6,942,000 as of December 31, 2004. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue by December 31, 2005. Amounts that we expect will not be recognized prior to December 31, 2005 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of December 31, 2004. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from January 1, 2005, through December 31, 2005.

The estimate of deferred revenue reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. Our period of involvement is largely determined by the time to commercialize our basal cell carcinoma clinical candidate that we are co-developing with Genentech and our estimate of time to reach clinical development for candidates under our collaboration with Wyeth. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

Stock-based compensation.    We issue stock options to employees under our stock option and employee stock purchase plans. These options are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, including FASB Interpretation No. 44. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by FASB No. 148, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net loss and net loss per share in the notes to the financial statements. At December 31, 2004, we had two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the our employee stock option plans.

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including risk-free interest rates, future stock price volatility and expected time to exercise, which greatly affect the calculated values. We calculate compensation cost with the Black-Scholes option-pricing model.

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

Results of Operations

Years Ended December 31, 2004 and 2003

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2004	2003
Research and development contracts	$3,457,000	$1,629,000	112%
License fees and royalties	1,496,000	9,419,000	(84%)

Total revenues	$4,953,000	$11,048,000	(55%)

Revenues from research and development contracts increased by $1,828,000 for the year ended December 31, 2004, as compared to the year ended December 31, 2003. Research and development contract revenues for the year ended December 31, 2004 were primarily derived from revenue recognized under our collaborations with Genentech and Wyeth of $600,000 and $2,256,000, respectively. In addition, we recognized revenue of $551,000 for the year ended December 31, 2004 under our sponsored research agreement with the Spinal Muscular Atrophy Foundation.

For the year ended December 31, 2003, research and development contract revenues primarily consisted of $1,470,000 recognized under a licensing agreement with ES Cell International. Effective December 2003, and consistent with the terms of this agreement, we are no longer providing research and development services for ES Cell International and will therefore not recognize future revenues related to this collaboration.

The decrease in revenue from license fees and royalties of $7,923,000 for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily consisted of $8,555,000 in previously deferred revenue which was recognized upon the termination of our collaboration with Micromet during the third quarter of 2003. License fee revenues for the year ended December 31, 2004 were derived from revenue recognized under our collaborations with Genentech and Wyeth of $1,229,000 and $267,000, respectively.

Operating Expenses

Research and development expenses are summarized as follows:

		For the Year Ended December 31,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2004	2003
Hh small molecule antagonist	Basal cell carcinoma	$90,000	$51,000	76%
Hh small molecule and antibody antagonist	Cancer	4,340,000	3,657,000	19%
Hh small molecule agonist	Nervous system disorders	2,831,000	6,272,000	(55%)
Hh small molecule agonist	Hair growth	835,000	630,000	33%
Discovery research	Spinal muscular atrophy	602,000	—	NA
Discovery research	Various (including Wnt)	2,872,000	—	NA
Other programs		—	2,125,000	(100%)

Total research and development expense		$11,570,000	$12,735,000	(9%)

The decrease of $1,165,000 in research and development expenses for the year ended December 31, 2004 was primarily due to the net effect of changes in spending in our research programs. First, we decreased spending by $2,125,000, or 100%, on other programs. Included in other programs were expenses incurred for contract research and development services performed under our diabetes cell therapy program that was under collaboration with ES Cell International. The contract research component of this collaboration ended in December 2003 and, accordingly, we are no longer incurring costs related to this program. In addition, costs related to our nervous system disorders program were significantly reduced as compared to 2003. These decreases were partially offset by increases in spending under our cancer program, which is under collaboration with Genentech. The increase in expenses was primarily attributable to a $698,000 increase in chemistry expenses related to potential small molecule antagonist product candidates for the treatment of various cancers as well as increases in license fees, personnel costs and related lab supplies. Genentech reimbursed us for all chemistry costs incurred under our collaboration for 2004. In addition, we initiated new discovery research programs in 2004. We incurred costs of $602,000 for our spinal muscular atrophy program, which is under collaboration with the Spinal Muscular Atrophy Foundation, and $2,872,000 in expenses related to our other discovery research programs during the year ended December 31, 2004. We incurred no expenses for these programs during the same period in 2003.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2004	2003
Personnel	$2,959,000	$2,584,000	15%
Occupancy and depreciation	641,000	671,000	(4%)
Legal services	1,727,000	1,101,000	57%
Professional and consulting services	1,445,000	776,000	86%
Insurance costs	484,000	547,000	(12%)
Reserve against (settlement of) notes receivable	(448,000)	34,000	(1,418%)
Other general and administrative expenses	752,000	806,000	(7%)

Total general and administrative expenses	$7,560,000	$6,519,000	16%

The increase of $1,041,000 in total general and administrative expenses for the year ended December 31, 2004 was primarily due to an increase in personnel costs of $375,000, legal fees of $626,000 and professional and consulting services of $669,000. The increases principally resulted from costs associated with various technology acquisition evaluations, expenses associated with financing-related activities during the first half of 2004, an increase in legal patent expenses, an increase in personnel, and costs associated with compliance with the Sarbanes-Oxley Act. To offset these increases, we received $558,000 during the fourth quarter of 2004 from the settlement of notes receivable from former officers of a predecessor company that had a carrying value of $110,000, resulting in a net gain of $448,000. The amount charged to reserve for the possible non-collection of these notes receivable was $34,000 for the year ended December 31, 2003.

Stock-based compensation decreased by $259,000, or 16%, to $1,372,000 for the year ended December 31, 2004, as compared to $1,631,000 for the year ended December 31, 2003. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees below fair market value on August 18, 2000. As of August 18, 2004, all of these options became fully vested; therefore, no related additional expense was recognized beyond August 2004. We recorded $599,000 and $1,100,000 in stock-based compensation related to these options for the years ended December 31, 2004 and 2003, respectively. This decrease was offset by an increase in compensation expense recognized on options issued to non-employees. We recorded $773,000 and $483,000 in stock-based compensation related to non-employee options for the years ended December 31, 2004 and 2003, respectively.

Amortization of intangible assets was $75,000 for each of the years ended December 31, 2004 and 2003.

Other Income (Expense)

For the year ended December 31, 2004, interest income was $540,000 as compared to $428,000 for the year ended December 31, 2003, an increase of $112,000, or 26%. The increase in interest income resulted from a higher available investment balance for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

For the year ended December 31, 2004, other income was $1,592,000 as compared to other expense of $1,445,000 for the year ended December 31, 2003, an increase of $3,037,000. The increase was principally due to the receipt of $1,604,000 on a note receivable from Micromet, a former collaborator, offset by a $300,000 write-down of our investment in Micromet resulting in a net gain of $1,304,000 in the fourth quarter of 2004. The note had been written off during the fourth quarter of 2003 resulting in an impairment charge of $1,708,000 for year ended December 31, 2003.

For the year ended December 31, 2004, interest expense was $411,000, as compared to $694,000 for the year ended December 31, 2003, a decrease of $283,000, or 41%. The decrease in interest expense resulted from a decrease in the amount of interest expense that we paid under capital lease and debt obligations in 2004 as compared to 2003. We recorded interest expense under these obligations of $35,000 for the year ended December 31, 2004 compared to $244,000 for the year ended December 31, 2003.

Accretion on Series A Convertible Exchangeable Preferred Stock

We recorded no accretion of preferred stock dividend for the year ended December 31, 2004 as compared to $271,000 for the year ended December 31, 2003. The charge for the year ended December 31, 2003 relates to the accretion of a mandatory 6% dividend on shares of convertible exchangeable preferred stock issued to an affiliate of Elan as part of a joint venture with Elan. The joint venture was terminated on May 16, 2003 and the convertible exchangeable preferred stock was cancelled as part of the termination. The amount is included in the net loss applicable to common stockholders for the year ended December 31, 2003.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $13,904,000 for the year ended December 31, 2004, as compared to $11,895,000 for the year ended December 31, 2003.

Years Ended December 31, 2003 and 2002

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2003	2002
Research and development contracts	$1,629,000	$245,000	565%
License fees and royalties	9,419,000	18,146,000	(48%)

Total revenues	$11,048,000	$18,391,000	(40%)

The increase in revenue from research and development contracts for the year ended December 31, 2003 as compared to the year ended December 31, 2002, was primarily due to our recognition of $1,470,000 in the year ended December 31, 2003, relating to research and development services performed by us under our licensing agreement with ES Cell International. Effective December 2003, and consistent with the terms of this agreement, we are no longer providing research and development services and will therefore not recognize future revenues related to this collaboration. The research and development contract revenue for the year ended December 31, 2002 was derived entirely from revenue recognized under our licensing agreement with ES Cell International and our former collaboration with Micromet.

Our license fee revenue for the year ended December 31, 2003 primarily consisted of $8,555,000 in previously deferred revenue which was recognized upon the termination of our collaboration with Micromet during the third quarter of 2003. The decrease in license fees and royalty revenue for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was primarily due to the recognition of revenue upon the completion of various transactions in 2002, including $14,000,000 in revenue we recognized upon Stryker’s buy-out of its royalty obligation to us for OP-1 and $3,500,000 in revenue we recognized from an up-front payment received by us in connection with the licensing of certain of our BMP technologies to Ortho Biotech Products. In addition, we received $387,000 in royalty revenue from Stryker on sales of OP-1 for the year ended December 31, 2002. As part of the Stryker transaction, we will receive no future royalties on sales by Stryker of OP-1. The decrease in license fee and royalty revenue from transactions in 2002 was partially offset by the Micromet revenue described above.

Operating Expenses

Research and development expenses are summarized as follows:

	Primary Indication	For the Year Ended December 31,		Percentage Increase/ (Decrease)
Research and Development Program		2003	2002
Hh small molecule antagonist	Basal cell carcinoma	$51,000	$34,000	50%
Hh small molecule and antibody antagonist	Cancer	3,657,000	3,031,000	21%
Hh small molecule agonist	Nervous system disorders	6,272,000	8,415,000	(25%)
Hh small molecule agonist	Hair growth	630,000	—	100%
Other programs		2,125,000	5,842,000	(64%)
Costs allocated to Curis Newco joint venture		—	(5,263,000)	100%

Total research and development expense		$12,735,000	$12,059,000	(6%)

In the foregoing table, “Other programs” includes research and development expenses relating to adult stem cell and cell therapy programs. For the years ended December 31, 2003 and 2002, $1,892,000 and $5,255,000, respectively, related to our adult stem cell and cell therapy programs. As further described below, we reduced expenses incurred under our adult stem cell and cell therapy programs in connection with our business realignment in 2002. Costs allocated to the Curis Newco joint venture relate to research expenses incurred by us and charged to Curis Newco, a joint venture that, until May 16, 2003, was operated by us and affiliates of Elan Corporation. These amounts related to our nervous system disorders program.

The increase in research and development expenses for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was primarily due to the termination of our collaboration with Elan, offset by a reduction in ongoing operating costs as a result of our business realignment in the first quarter of 2002, including reductions in amounts spent on stem cell and cell therapy programs. As a result of this realignment, our research and development expenses were focused principally on regulatory signaling pathways, particularly the Hedgehog Pathway, for the year ended December 31, 2003, and spending on our stem cell, cell therapy and other programs decreased by an aggregate of $3,717,000, to $2,125,000 for the year ended December 31, 2003, as compared to $5,842,000 for the year ended December 31, 2002. Reductions in spending on our stem cell, cell therapy and other programs were offset by the termination of our collaboration with Elan, which resulted in no research and development expense being charged to Curis Newco in 2003 as compared to $5,263,000 in 2002. In 2002, our research and development expenses were presented net of these expenses charged to Curis Newco.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2003	2002
Personnel	$2,584,000	$3,689,000	(30%)
Occupancy and depreciation	671,000	889,000	(25%)
Legal services	1,101,000	2,680,000	(59%)
Professional and consulting services	776,000	1,048,000	(26%)
Reserve against notes receivable	34,000	686,000	(95%)
Insurance costs	547,000	512,000	7%
Other general and administrative expenses	806,000	655,000	23%

Total general and administrative expenses	$6,519,000	$10,159,000	(36%)

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

Stock-based compensation decreased by $529,000, or 24%, to $1,631,000 for the year ended December 31, 2003, as compared to $2,160,000 for the year ended December 31, 2002. The decrease was primarily attributable to a decrease in the amount of stock-based compensation expense related to our issuance on August 18, 2000 of stock options with exercise prices below fair market value. We recorded $1,100,000 and $1,893,000 in stock-based compensation related to these options for the years ended December 31, 2003 and 2002, respectively. Because these options were issued with exercise prices below fair market value, we recorded deferred compensation and have been amortizing the deferred compensation over the four-year vesting period of the options. When an option holder’s employment with us is terminated, we treated any unvested portion of their options and related deferred compensation as charged to additional paid-in capital rather than stock-based compensation. Accordingly, the departure of four officers and 55 additional employees as a result of the realignment of our business and a subsequent staff reduction in December 2002 has resulted in a decrease in stock-based compensation expense, as the remaining deferred compensation balance associated with each terminated employees’ August 18, 2000 stock options was immediately charged to additional paid-in capital.

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

For the year ended December 31, 2003, other expense was $1,445,000 as compared to other income of $1,262,000 for the year ended December 31, 2002, a decrease of $2,707,000. This decrease was principally due to an impairment charge of $1,708,000 for the write-off of a euro-denominated note receivable from Micromet, a former collaborator, during the fourth quarter of the year ended December 31, 2003, as well as a decrease in the gain recognized on currency rate fluctuations on the Micromet note receivable of $207,000. In addition, the amount of gain recognized on sales of securities decreased by $504,000 in the year ended December 31, 2003, as compared to the year ended December 31, 2002. We recognized gains on sales of securities of $97,000 for the year ended December 31, 2003, as compared to $601,000 for the year ended December 31, 2002.

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

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At December 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $49,514,000, excluding restricted long-term investments of $193,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with original maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborators. In general, our only source of cash flows from operations for the foreseeable future will be the up-front license payments, payments for the achievement of milestones, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $7,329,000 for the year ended December 31, 2004, as compared to $9,761,000 for the year ended December 31, 2003. Cash used in operating activities during the year ended December 31, 2004 was primarily to fund our net loss of $13,904,000, partially offset by $2,688,000 in non-cash charges including stock-based compensation expense, depreciation and amortization, non-cash interest expense on notes payable, amortization of intangible assets, a gain on recovery of officers’ notes receivable relating to prior officers of a predecessor company and an impairment of an investment in Micromet, a former collaborator of ours. In addition, a $1,500,000 up-front payment received for a licensing agreement with Wyeth and a $2,000,000 maintenance fee payment received from Genentech further offset our use of cash. We expect that our cash used in operations will increase as we begin to incur costs under the equal co-development and cost-sharing arrangement for our basal cell carcinoma product candidate under development with Genentech. In addition, our cash used in operations could further increase if we seek to develop additional products toward clinical trials and as we advance new products into preclinical development. We also expect that the increase in cash used will be partially offset by anticipated payments made under our collaborations with Genentech, Wyeth and the Spinal Muscular Atrophy Foundation, assuming these collaborations continue in accordance with their terms.

Net cash used in operating activities during the year ended December 31, 2003 was primarily to fund our net loss of $11,623,000, partially offset by $5,588,000 in non-cash charges including stock-based compensation expense, depreciation and amortization, non-cash interest expense on notes payable, amortization of intangible assets and an impairment of a long-term note receivable and investment in Micromet, a former collaborator of ours. In addition, we used $3,273,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2003.

Investing activities used cash of $21,631,000 for the year ended December 31, 2004 as compared to $1,645,000 in cash generated for the year ended December 31, 2003. Cash used in investing activities resulted principally from $19,714,000 in net investment purchases and $1,917,000 in fixed asset purchases for the year ended December 31, 2004. We expect that we will continue to use cash in our investing activities as we expand our infrastructure. We expect that our cash spent on fixed asset purchases will decline in 2005. The $1,917,000 spent on fixed assets in 2004 related to equipment associated with a new screening program and to the partial completion of a laboratory build out that will be used to improve our capacity to conduct preclinical disease models. We expect that we will complete the laboratory build out during the first quarter of 2005. Net cash generated for the year ended December 31, 2003, was driven by a reduction in restricted cash balances of $4,213,000, resulting from the full repayment of our loan agreement with the Boston Private Bank & Trust Company.

Financing activities generated $23,906,000 of net cash for the year ended December 31, 2004, as compared to net cash generated by financing activities of $8,930,000 for the year ended December 31, 2003. The cash generated by financing activities during 2004 was principally the result of the sale of $22,540,000 of our common stock, including $18,837,000 in net proceeds from a registered direct offering of 5,476,559 shares of newly issued common stock, and warrants to purchase an aggregate of 547,656 shares of common stock, in October 2004, $1,500,000 from the sale of 315,524 shares of common stock to Wyeth and $1,919,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $1,137,000 for the year ended December 31, 2004. These increases were offset by $332,000 in repayments of obligations under capital leases. During 2005, we expect to borrow the remaining $1,113,000 against our Boston Private Bank & Trust Company loan agreement as we will complete construction on our laboratory build out in the first quarter of 2005.

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

Pursuant to the terms of our collaboration agreement with Genentech, on January 28, 2005 we elected to exercise a co-development option with Genentech pursuant to which we will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through phase II clinical trials, a portion of which will be booked in the first quarter of 2005. We plan to assist Genentech in filing an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

Effective September 23, 2004, we cancelled an existing loan agreement with the Boston Private Bank & Trust Company and entered into a new loan agreement to finance up to $2,250,000 in purchases of equipment and facility leasehold improvements through February 28, 2005. We have financed $1,137,000 for purchases of equipment and leasehold improvements that accrue interest at a variable rate of 6.25% as of December 31, 2004. On January 7, 2005, we entered into an amendment to extend the drawdown date in which we can request periodic financings for qualifying purchases of equipment and leaseholds under the loan agreement through April 30, 2005. Until such time, we will pay interest only on any borrowings on a monthly basis in arrears. We then have the option to either repay the then outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (6.25% as of December 31, 2004) or a fixed rate (6.91% as of December 31, 2004) for the repayment period. As of December 31, 2004, we consider this obligation to be short-term since we have not yet exercised the option to convert the balance to a term note. The loan is collateralized by all of our property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after April 30, 2005 under purchase money arrangements with equipment lenders.

On May 16, 2003, we and affiliates of Elan Corporation entered into a termination agreement to conclude the joint venture that was originally formed in July 2001. As part of the termination, we entered into an amended and restated convertible note payable with EPIL with the principal amount of $3,000,000. The terms of the amended and restated note were substantially the same as those under the original note, except that the interest rate was reduced from 8% to 6% and the conversion rate was increased from $8.63 to $10.00. As of December 31, 2004, there was approximately $3,298,000, including approximately $298,000 in accrued interest, outstanding under this convertible note payable. On January 7, 2005, Elan elected to convert the then-outstanding balance of $3,305,523 into 330,552 shares of our common stock, based on a conversion price of $10.00 per share. We have no further obligations under this convertible note payable.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of December 31, 2004, there was approximately $2,492,000, including approximately $492,000 in accrued interest, outstanding under the note agreement.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at December 31, 2004:

	(Amounts in $ 000’s)
	2005 (3)	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$1,141	$—	$—	$—	$—	$—	$1,141
Convertible subordinated long-term debt (1)	—	2,805	3,813	—	—	—	6,618
Operating lease obligations	813	1,323	1,105	948	948	948	6,085
Outside service obligations (2)	1,024	—	—	—	—	—	1,024
Licensing obligations	323	—	—	—	—	—	323

Total future obligations	$3,301	$4,128	$4,918	$948	$948	$948	$15,191

(1)	Convertible subordinated debt of $2,805,000 due in 2006 is payable to Becton Dickinson and is convertible into either shares of our common stock or payable in cash at our option. On January 7, 2005, Elan Pharma International Limited, or EPIL, notified us of its election to convert the entire balance of its outstanding note, originally due July 2007, into shares of our common stock. As of January 7, 2005, the outstanding balance, including interest, of the EPIL note was $3,305,523. In accordance with the terms of the amended and restated convertible note payable with EPIL, 330,552 shares of our common stock were issued to EPIL based on a conversion rate of $10.00 per share. We have no further obligations to EPIL.

(2)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(3)	Obligations do not include amounts we will owe Genentech under our elected option to co-develop a basal cell carcinoma product candidate.

We anticipate that existing capital resources at December 31, 2004, should enable us to maintain current and planned operations into mid-2007, including spending related to the co-development of our basal cell carcinoma product candidate under development with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2004.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We are evaluating our current compensation strategies as they relate to stock-based compensation. Management is assessing the implications of this revised standard, including any cumulative catch-up adjustments, which will materially impact our results of operations in the third quarter of fiscal year 2005 and thereafter.

In December 2004, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of December 31, 2004, we had an accumulated deficit of approximately $662,973,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our internal research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. We believe that our existing cash and working capital should be sufficient to fund our operations until mid-2007, however, our future capital requirements may vary from what we expect. There are factors that may affect our future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facilities requirements including the current expansion of the animal facility and such others as may be required;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty and other payments, if any, from collaborators;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

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

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. In addition, the terms of such a financing may adversely affect other rights of our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.

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

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of many of our product candidates. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech Products, and Wyeth. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

The risks that we face in connection with these collaborations include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborator were to terminate an agreement, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the collaboration with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new collaborations, joint ventures and strategic collaborations for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Finally, such strategic alliances or other arrangements may not result in successful products and associated revenue.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition with existing and new products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work with Genentech in the field of cancer, with Ortho Biotech Products in the field of renal disease, and with Wyeth in the field of neurology, is highly competitive. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for further internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. For those programs that are subject to a collaboration agreement, competitors may discover, develop and commercialize products which render our products non-competitive or obsolete. We expect competition to intensify in genomics research and regulatory signaling pathways as technical advances in the field are made and become more widely known.

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

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. We have limited experience in conducting clinical trials and expect to rely primarily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials, if any, of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled. Any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or both. Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. Additionally, the failure of third parties conducting or overseeing the operation of the clinical trials to perform their contractual or regulatory obligations in a timely fashion could delay the clinical trials. Failure of clinical trials can occur at any stage of testing. Any of these events would adversely affect our ability to market a product candidate.

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

We, or our collaborative partners, also are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

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

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we or our collaborators must be able to manufacture products in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or at all or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

To the extent that we, or our collaborators, seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Failure of contract manufacturers or our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, Ortho Biotech Products and Wyeth, we have granted our collaborators exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.65 per share for the period January 1, 2003 through December 31, 2004. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2004, we had outstanding approximately 47.5 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we determined that, as of December 31, 2004, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.:

We have completed an integrated audit of Curis, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 15, 2005

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$22,679,924	$27,734,548
Marketable securities	26,834,038	7,413,703
Accounts receivable	1,226,460	2,397,806
Prepaid expenses and other current assets	843,198	990,160

Total current assets	51,583,620	38,536,217

Property and Equipment, net	3,416,620	2,500,703
Long-term investments	2,606,681	2,389,742
Long-term investment—restricted	193,166	190,661
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	102,122	177,193
Long-term notes receivable	—	2,000,000
Deposits and other assets	750,604	959,974

	$67,634,813	$55,736,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt and lease obligations, current portion	$1,141,294	$322,884
Accounts payable	1,643,219	456,860
Accrued liabilities	1,078,687	2,427,783
Deferred revenue, current portion	1,939,708	1,241,379

Total current liabilities	5,802,908	4,448,906
Convertible Notes Payable	5,710,007	5,333,733
Deferred Revenue, net of current portion	6,941,545	7,088,638
Other long-term liabilities	271,058	—

Total liabilities	18,725,518	16,871,277

Commitments (Notes 10 and 11)
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004 and 41,608,698 and 40,560,991 shares issued and outstanding, respectively, at December 31, 2003	485,652	416,088
Additional paid-in capital	713,202,427	689,489,382
Notes receivable	—	(110,368)
Treasury stock (at cost, 1,047,707 shares at December 31, 2004 and 2003)	(891,274)	(891,274)
Deferred compensation	(834,157)	(963,931)
Accumulated deficit	(662,972,709)	(649,068,435)
Accumulated other comprehensive expense	(80,644)	(6,249)

Total stockholders’ equity	48,909,295	38,865,213

	$67,634,813	$55,736,490

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2004	2003	2002
Revenues:
Research and development contracts	$3,456,612	$1,628,724	$244,954
License fees and royalties	1,496,003	9,419,509	18,145,584

Total revenues	4,952,615	11,048,233	18,390,538

Costs and Expenses:
Research and development	11,569,749	12,735,157	12,059,045
General and administrative	7,560,422	6,518,904	10,158,682
Stock-based compensation (a)	1,372,045	1,631,098	2,159,594
Amortization and impairment charge related to intangible assets	75,071	75,079	474,509
Loss on property and equipment	—	—	5,336,786
Impairment of goodwill	—	—	64,098,344
Restructuring expenses	—	—	3,490,000

Total costs and expenses	20,577,287	20,960,238	97,776,960

Loss from operations	(15,624,672)	(9,912,005)	(79,386,422)

Equity in Loss from Joint Venture (Note 5)	—	—	(4,310,912)

Other Income (Expense):
Interest income	539,853	427,912	1,066,881
Other income (expense)	1,591,681	(1,445,055)	1,261,885
Interest expense	(411,136)	(694,104)	(946,867)

Total other income (expense)	1,720,398	(1,711,247)	1,381,899

Net loss	(13,904,274)	(11,623,252)	(82,315,435)
Accretion on Series A Convertible Exchangeable Preferred Stock	—	(271,306)	(722,903)

Net loss applicable to common stockholders	$(13,904,274)	$(11,894,558)	$(83,038,338)

Net Loss per Common Share (Basic and Diluted)	$(0.33)	$(0.33)	$(2.57)

Weighted Average Common Shares (Basic and Diluted)	42,685,594	36,015,610	32,267,106

Net Loss	$(13,904,274)	$(11,623,252)	$(82,315,435)
Unrealized (Loss) Gain on Marketable Securities	(74,395)	(126,178)	119,929

Comprehensive loss	$(13,978,669)	$(11,749,430)	$(82,195,506)

(a) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$1,175,415	$1,266,902	$1,221,563
General and administrative	196,630	364,196	938,031

Total stock-based compensation	$1,372,045	$1,631,098	$2,159,594

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2001	32,329,228	323,292	664,889,578	(1,291,932)	—	(9,616,795)	(554,135,679)	851,182	101,019,646
Issuance of restricted common stock for services	396,231	3,962	272,550	—	—	—	—	—	276,512
Other issuances of common stock	43,086	431	39,824	—	—	—	—	—	40,255
Issuance of stock options with exercise prices below fair market value	—	—	131,500	—	—	(131,500)	—	—	—
Interest on notes receivable	—	—	—	(45,629)	—	—	—	—	(45,629)
Amortization of deferred compensation	—	—	(26,590)	—	—	1,917,160	—	—	1,890,570
Reversal of deferred compensation related to forfeited options	—	—	(5,793,905)	—	—	5,793,905	—	—	—
Reclassification of reserve on officer note receivable	—	—	—	1,193,663	—	—	—	—	1,193,663
Purchase of treasury stock	—	—	—	—	(869,384)	—	—	—	(869,384)
Realized gain on sale of Exelixis common stock	—	—	—	—	—	—	—	(601,292)	(601,292)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(129,961)	(129,961)
Accretion of Series A Convertible Exchangeable preferred stock dividend	—	—	—	—	—	—	(722,903)	—	(722,903)
Net loss	—	—	—	—	—	—	(82,315,435)	—	(82,315,435)

Balance, December 31, 2002	32,768,545	327,685	$659,512,957	(143,898)	(869,384)	(2,037,230)	(637,174,017)	119,929	19,736,042
Issuance of common stock in connection with the cancellation of Series A preferred stock and forgiveness of debt	2,878,782	28,788	13,706,801	—	—	—	—	—	13,735,589
Issuance of common stock and warrants, net of issuance costs of $1,107,000	3,589,700	35,897	9,769,491	—	—	—	—	—	9,805,388
Issuance of common stock under technology license agreement	200,000	2,000	1,005,000	—	—	—	—	—	1,007,000
Issuance of common stock to collaborator	1,323,835	13,239	3,486,981	—	—	—	—	—	3,500,220
Issuance of stock options to non-employees for services	—	—	99,108	—	—	—	—	—	99,108
Other issuances of common stock	847,836	8,479	1,450,354	—	—	—	—	—	1,458,833
Mark-to-market on stock options to non-employees	—	—	610,818	—	—	(610,818)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,531,989	—	—	1,531,989
Reversal of deferred compensation related to forfeited options	—	—	(152,128)	—	—	152,128	—	—	—
Reserve on officer note receivable	—	—	—	33,530	—	—	—	—	33,530
Purchase of treasury stock	—	—	—	—	(21,890)	—	—	—	(21,890)
Realized gain on sale of investment	—	—	—	—	—	—	—	(96,597)	(96,597)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(29,581)	(29,581)
Accretion of Series A Convertible Exchangeable preferred stock dividend	—	—	—	—	—	—	(271,166)	—	(271,166)
Net loss	—	—	—	—	—	—	(11,623,252)	—	(11,623,252)

Balance, December 31, 2003	41,608,698	$416,088	$689,489,382	$(110,368)	$(891,274)	$(963,931)	$(649,068,435)	$(6,249)	$38,865,213

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in Capital	Notes Receivable	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	41,608,698	$416,088	$689,489,382	$(110,368)	$(891,274)	$(963,931)	$(649,068,435)	$(6,249)	$38,865,213
Issuance of common stock and warrants, net of issuance costs of $1,262,000	5,476,559	54,766	18,782,026	—	—	—	—	—	18,836,792
Issuance of common stock to collaborator	315,524	3,155	1,496,845	—	—	—	—	—	1,500,000
Issuance of stock options to non-employees for services	—	—	18,000	—	—	—	—	—	18,000
Other issuances of common stock	1,164,339	11,643	2,191,903	—	—	—	—	—	2,203,546
Mark-to-market on stock options to non-employees	—	—	1,265,659	—	—	(1,265,659)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,354,045	—	—	1,354,045
Reversal of deferred compensation related to forfeited options	—	—	(41,388)	—	—	41,388	—	—	—
Settlement of officer note receivable	—	—	—	110,368	—	—	—	—	110,368
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(74,395)	(74,395)
Net loss	—	—	—	—	—	—	(13,904,274)	—	(13,904,274)

Balance, December 31, 2004	48,565,120	$485,652	$713,202,427	$—	$(891,274)	$(834,157)	$(662,972,709)	$(80,644)	$48,909,295

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(13,904,274)	$(11,623,252)	$(82,315,435)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	1,000,740	1,425,842	1,954,856
Stock-based compensation expense	1,372,045	1,631,096	2,159,594
Amortization of intangible assets	75,071	75,079	474,509
Equity in loss of joint venture	—	—	4,310,912
Gain on recovery of officer notes receivable	(448,074)	—	—
Noncash interest expense on notes payable	387,869	461,377	405,467
Noncash interest income on notes receivable	—	—	(45,629)
Loss on property and equipment	—	281	5,336,786
Impairment of goodwill	—	—	64,098,344
Impairment of long-term receivable	—	1,708,433	—
Impairment of investment	300,000	286,349	—
Collection of long-term receivable	2,000,000	—	—
Foreign currency exchange gain	—	(452,857)	—
Changes in operating assets and liabilities—
Decrease (increase) in:
Accounts receivable	1,171,346	(1,738,120)	(72,253)
Prepaid expenses and other current assets	56,332	(263,029)	(158,945)
Due from joint venture	—	210,207	(341,491)
Increase (decrease) in:
Accounts payable and accrued and other liabilities	108,321	(1,065,149)	(2,732,786)
Deferred contract revenue	551,236	(417,013)	8,473

Total adjustments	6,574,886	1,862,496	75,397,837

Net cash used in operating activities	(7,329,388)	(9,760,756)	(6,917,598)

Cash Flows from Investing Activities:
Purchase of marketable securities	(34,341,678)	(21,063,891)	(16,237,437)
Sale of marketable securities	14,844,444	23,176,683	19,022,779
Decrease (increase) in restricted cash	—	4,212,527	(4,403,188)
Purchase of long-term investments	(7,823,521)	(2,389,742)	—
Sale of long-term investments	7,606,582	—	—
Expenditures for property and equipment	(1,916,657)	(152,057)	(411,691)
Proceeds from sale of assets	—	—	405,491
Notes receivable from related parties	—	—	700,000
Increase in other long-term assets	—	(2,138,794)	(141,692)

Net cash provided by (used in) investing activities	(21,630,830)	1,644,726	(1,065,738)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	18,836,792	9,805,388	—
Proceeds from other issuances of common stock	3,703,545	5,966,052	44,217
Proceeds from/issuance of notes payable	558,442	—	4,696,804
Repayment of convertible notes payable	—	(1,601,563)	—
Purchases of treasury stock	—	(21,890)	(869,384)
Proceeds from issuance of debt	1,138,871	—	—
Repayments of notes payable and capital leases	(332,056)	(5,218,014)	(7,245,505)

Net cash provided by (used in) financing activities	23,905,594	8,929,973	(3,373,868)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	(660,253)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,054,624)	813,943	(12,017,457)
Cash and Cash Equivalents, beginning of period	27,734,548	26,920,605	38,938,062

Cash and Cash Equivalents, end of period	$22,679,924	$27,734,548	$26,920,605

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock in connection with cancellation of Series A preferred stock and forgiveness by Elan Pharma International, Limited of a portion of convertible note payable	$—	$13,735,589	$—

Issuance of convertible note payable to Elan Pharma International, Limited to fund the Company’s 80.1% interest in joint venture	$—	$—	$3,986,442

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. (“the Company” or “Curis”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company’s lead product, a topical therapy for the treatment of basal cell carcinoma, is under development with Genentech, a collaborator. The Company is sharing equally in all U.S. development costs and will share equally in any U.S. net profits and/or losses, should its basal cell carcinoma product candidate be successfully developed and marketed. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to grow its business and obtain adequate financing to fund this growth.

(2)	FINANCIAL STATEMENT RECLASSIFICATIONS

The Company has reclassified $664,000 and $1,999,000, respectively, for legal costs associated with its patents for the years ended December 31, 2003 and 2002, from “Research and development expenses” to “General and administrative expenses” in the Company’s Costs and Expenses section of its Consolidated Statements of Operations and Comprehensive Loss to conform with the current year presentation.

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

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Securities Corporation, Inc., and beginning May 16, 2003, Curis Newco, Ltd. Intercompany balances have been eliminated in consolidation. Curis Newco was dissolved on November 5, 2004 and is no longer a subsidiary of the Company as of December 31, 2004.

(c)	REVENUE RECOGNITION

The Company’s research and development contract revenue is primarily derived from contracts with biotechnology and pharmaceutical companies. These contracts may include payments for research- related activities, license fees, research and development milestones and royalties. The Company

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition and EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, to all revenue transactions entered into in fiscal periods beginning after June 30, 2003. In accordance with SAB No. 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

Amounts received for license fees are deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations. In the event the Company has remaining performance obligations, the portion of the milestone payment that is equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. The percentage of services performed is based on the ratio of either the number of labor hours performed or costs incurred to-date to total labor hours or costs to be incurred, respectively, that the Company is obligated to perform or incur under the related contract. The remainder, if any, will be recognized proportionately as the remaining services are performed or costs are incurred. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

The Company analyzes its multiple element arrangements entered into after June 30, 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended December 31, 2004 are classified as long-term deferred revenue. As of December 31, 2004, the Company has short- and long-term deferred revenue of $1,940,000 and $6,942,000, respectively, related to its collaborations (see Note 4).

The Company received a grant award during 2004 from the Spinal Muscular Atrophy Foundation. Revenue under this grant is being recognized as the services are provided and when payment is reasonably assured under the terms of the grant.

During the years ended December 31, 2004, 2003, and 2002, total revenues from major customers as a percent of total revenues of the Company were as follows:

	Year Ended December 31,
	2004	2003	2002
Genentech, Inc.	37%	7%	—%
Wyeth Pharmaceuticals	51%	—%	—%
Spinal Muscular Atrophy Foundation	11%	—%	—%
Micromet AG	—%	77%	1%
ES Cell International	—%	13%	—%
Stryker Corporation	—%	—%	78%
Ortho Biotech Products	—%	—%	19%

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(d)	RESEARCH AND DEVELOPMENT

Research and development costs, including internal and external costs, are charged to operations as incurred. Certain research and development projects are, or have been, partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs. Research and development costs include personnel costs, lab and animal supplies, outside services including sponsored research agreements, and an allocation of facility costs and fringe benefits.

For the year ended December 31, 2002, research and development costs are presented net of costs incurred by the Company on behalf of Curis Newco, Ltd. (Curis Newco), a joint venture established by the Company and affiliates of Elan Corporation, or Elan. Curis Newco was originally formed in July 2001 and became a wholly-owned subsidiary of the Company as part of a termination agreement between the Company and Elan entered into on May 16, 2003. Curis Newco did not incur any research expenses for the period ended November 5, 2004 and the year ended December 31, 2003. Research expenses of $5,263,000 were recognized for the year ended December 31, 2002. However, 80.1% of these costs, the Company’s share of the joint venture’s costs, are included as part of Equity in loss from joint venture in the 2002 Consolidated Statement of Operations and Comprehensive Loss. Curis Newco was dissolved on November 5, 2004 and is no longer a subsidiary of the Company as of December 31, 2004.

(e)	CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, all of the Company’s marketable securities have been designated as available-for-sale and are stated at market value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period the securities are sold.

The amortized cost, unrealized losses and fair value of marketable securities available-for-sale as of December 31, 2004, with maturity dates ranging between one and 12 months and with a weighted average maturity of 5.1 months are as follows:

	Amortized Cost	Unrealized Loss	Fair Value
U.S. government obligations	$3,721,000	$—	$3,721,000
Corporate bonds and notes	23,181,000	(68,000)	23,113,000

Total marketable securities	$26,902,000	$(68,000)	$26,834,000

The amortized cost, unrealized losses and fair value of marketable securities available-for-sale as of December 31, 2003, with maturity dates ranging between one and 12 months and with a weighted average maturity of 3.4 months are as follows:

	Amortized Cost	Unrealized Loss	Fair Value
U.S. government obligations	$250,000	$—	$250,000
Corporate bonds and notes	7,168,000	(4,000)	7,164,000

Total marketable securities	$7,418,000	$(4,000)	$7,414,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

As of December 31, 2004, the Company recorded long-term investments of $2,607,000 on its Consolidated Balance Sheet. This amount is comprised of corporate debt securities with maturities ranging from January 2006 to April 2006 and with amortized cost totaling $2,620,000, less unrealized losses of $13,000. As of December 31, 2003, the Company recorded long-term investments in corporate debt securities of $2,390,000, comprised of amortized cost totaling $2,392,000, less unrealized losses of $2,000.

During the first quarter of 2002, the Company sold all of its shares of Exelixis common stock for total net proceeds of approximately $655,000 and recognized a gain of $601,000 as the Company had recorded a basis of $54,000 in these shares.

The restricted long-term investment is comprised of a certificate of deposit pledged as collateral in connection with a facility lease agreement. The restriction expires on December 31, 2010 unless the Company elects to extend its lease.

(f)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short- and long-term accounts receivable, long-term investments, common stock in privately-held companies, accounts payable, convertible notes payable and debt obligations. The estimated fair values of the Company’s financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

Cash and cash equivalents, short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. Notes receivable are recorded at the lesser of cost or net realizable value, which approximates the fair value of these instruments.

The fair values of marketable securities and short- and long-term investments are based on current quoted market values. Equity investments in privately-held companies are reflected in the accompanying consolidated financial statements at a value based on the Company’s best estimate of the fair value of such equity investments. When determining the fair values of such investments, the Company generally considers such factors as the fair value paid by outside investors for similar equity in such companies, the liquidity of the investment and both company-specific and macroeconomic factors that may have affected values since the last such investment by other outside investors. On a quarterly basis, the Company reevaluates the book valuation of its investments in privately-held companies to determine if its carrying value should be changed.

During the fourth quarter of the year ended December 31, 2003, the Company wrote down the carrying value of its investment in Micromet equity securities by $286,000 from $686,000 to $400,000. In October 2004, Micromet completed a financing and the terms of Micromet’s financing adversely affected the carrying value of the equity investment in Micromet. During the fourth quarter of the year ended December 31, 2004, the Company wrote down the carrying value of the investment in Micromet to $100,000, recognizing a charge to other expense of $300,000.

As of December 31, 2004 and 2003, the value of the Company’s investments in privately-held companies was $417,000 and $717,000, respectively, and these amounts are included in “Deposits and other assets” in the Consolidated Balance Sheets.

The convertible notes payable have fixed rates of interest and will be subject to fluctuations in fair value during their terms. The debt obligation currently bears a variable interest rate and therefore carrying value should approximate fair value. As of December 31, 2004, the Company estimates that the fair values of these instruments approximate their carrying amounts.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(g)	PLANT AND EQUIPMENT

Purchased equipment is recorded at cost. Leased equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

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

(h)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of long-term investments in corporate debt securities, investments in certain of the Company’s former and strategic collaborators, capitalized patent costs and long-term deposits. The aggregate balances for these long-lived assets were $3,653,000 and $5,527,000 as of December 31, 2004 and 2003, respectively. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires companies to (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.

During the fourth quarter of the year ended December 31, 2003, the Company recorded an impairment charge of $1,708,000 related to the write-off of a note receivable that was originally due in June 2005 from Micromet, a former collaborator (see Note 5(b)). On October 21, 2004, the Company amended this note, and, under the amended note, Micromet is obligated to pay the Company a total amount of EUR 4,500,000, subject to certain conditions. Under the amended note and subsequent to Micromet completing a financing, the Company received a EUR 1,250,000 payment in November 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate. The future amounts due to the Company under the amended note payable will be recorded in other income when and if such amounts are collected due to significant uncertainty as to collectibility.

During the fourth quarter of the year ended December 31, 2002, the Company recorded an impairment charge of $271,000 to reduce the carrying value of patents associated with the Company’s OP-1 technology which is licensed to Stryker (see Note 7).

(i)	GOODWILL

Effective January 1, 2002, the Company applied the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, on January 1, 2002, the Company reclassified assembled workforce as goodwill and ceased amortization of goodwill. During December of 2004 and 2003, the Company completed its annual goodwill impairment tests and determined that as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized in 2004 or 2003.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

(j)	TREASURY STOCK

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

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share were determined by dividing net loss, after giving effect to the accretion on Series A Convertible Exchangeable Preferred Stock, by the weighted average common shares outstanding during the period. As of May 16, 2003, the Series A Convertible Exchangeable Preferred Stock was cancelled as part of the termination of the collaboration with affiliates of Elan Corporation (see Note 5(a)). Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants, convertible debt and, until May 16, 2003, Series A

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Convertible Exchangeable Preferred Stock, that were not included in diluted net loss per common share were 11,459,030, 11,070,422, and 12,812,883 as of December 31, 2004, 2003, and 2002, respectively.

(l)	STOCK-BASED COMPENSATION

Stock options issued to employees under the Company’s stock option and employee stock purchase plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, including FASB Interpretation No. 44 (see Note 15). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by FASB No. 148, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net loss and net loss per share in the notes to the financial statements. At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans as the exercise price of such awards has been equal to or greater than the fair market value of the underlying common stock at the date of grant.

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

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.7%	3.1%	2.1%
Expected dividend yield	—	—	—
Expected lives	5.0	7.0	7.0
Expected volatility	95%	121%	116%
Weighted average grant date fair value	$3.37	$2.44	$1.22

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Forfeitures for grants to executives are recognized as they occur. If the computed fair values of the 2004, 2003 and 2002 awards had been amortized to expense over the vesting period of the awards consistent with SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders as reported	$(13,904,000)	$(11,895,000)	$(83,038,000)
Add back: Stock-based employee compensation, included in net loss, as reported	599,000	838,000	1,945,000
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(7,212,000)	(7,552,000)	(7,191,000)

Pro forma net loss	$(20,517,000)	$(18,609,000)	$(88,284,000)

Net loss per common share (basic and diluted)—
As reported	$(0.33)	$(0.33)	$(2.57)
Pro forma	(0.48)	(0.52)	(2.80)

(m)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2004, 2003 and 2002, the Company did not have any derivative instruments.

(n)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company is evaluating its current compensation strategies as they relate to stock-based compensation. Management is assessing the implications of this revised standard, including any cumulative catch-up adjustments, which will materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

In December 2004, FASB also issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

(4)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC.

In June 2003, the Company licensed its proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of the Company’s collaborative research plan has been to develop these molecules for cancer indications. The Company’s performance obligations under this collaboration consist of participation on a steering committee and the performance of other research and development services. The collaboration consists of two main programs: the development of a small molecule formulated for topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. The development of the topical Hedgehog antagonist is subject to a co-development arrangement with Genentech. The collaborative research, development and license agreement for the development of Hedgehog pathway antagonist therapeutics provided for cash payments from Genentech, including an up-front payment of $5,000,000 and maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and milestone payments at various intervals during the regulatory approval process of small molecule and antibody product candidates, assuming specified clinical development objectives are met. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume. In July 2004, the Company received the first maintenance payment in the amount of $2,000,000.

On December 10, 2004, the Company entered into an amendment to this agreement with Genentech. The amendment, effective from June 12, 2004 to June 11, 2005, increases Genentech’s funding commitment from $2,000,000 to $4,000,000 for this period. Under the terms of the amended collaboration agreement, Genentech committed to pay an incremental payment of $2,000,000 for support of full-time equivalents in the Company’s collaboration with Genentech. The Company is required to commit up to sixteen employees to the systemic Hedgehog antagonist program through June 11, 2005. The Company is recognizing this reimbursement of research and development services as revenue over the six-month period through June 11, 2005 as services are performed based on the actual staffing level. As of December 31, 2004, the Company had recorded $251,000 as amounts receivable from Genentech in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

In March 2004, Genentech added one of the Company’s small molecule antagonists of the Hedgehog signaling pathway covered under our collaboration to its product candidate pipeline. This small molecule is under development for the topical treatment of basal cell carcinoma. Under the terms of its collaboration with Genentech, the Company retained the right to co-develop products in the field of basal cell carcinoma in the U.S. The Company’s co-development right enables it to share in the U.S. development costs and any future U.S. net profits and/or losses in this program. On January 28, 2005, the Company elected to exercise this co-development option and will now share equally in both the U.S. development costs and any future U.S. net profits and/or losses of its basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

which this product candidate may be developed in the U.S. Genentech has stated that it expects to file an investigational new drug application with the FDA in the first quarter of 2005. Pending FDA approval of this investigational new drug filing, Genentech will begin enrollment of a phase I clinical trial for a basal cell carcinoma product candidate. In addition, in certain major international markets, the Company will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of the topical Hedgehog antagonist.

Under the systemic Hedgehog antagonist portion of the collaboration, Genentech is also obligated to make cash payments to the Company upon the successful achievement of clinical development and drug approval milestones. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech. These obligations total $410,000 for the $5,000,000 up-front license fee and the $2,000,000 maintenance fee. As of December 31, 2004, $310,000 has been paid to the university licensors. The unpaid obligations are included in “Accrued liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2004.

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

(b)	WYETH PHARMACEUTICALS

On January 12, 2004, the Company licensed its Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals, or Wyeth, for therapeutic applications in the treatment of neurological and other disorders. Under the terms of the agreement, Wyeth paid the Company a $1,500,000 license fee and $1,500,000 to purchase 315,524 shares of the Company’s common stock at a purchase price of $4.754 per share. The common stock purchase price was calculated as the 15-day trailing average of the closing price of the Company’s common stock. The $1,500,000 license fee is being recognized as revenue over the estimated development period of the collaboration, which the Company estimates to be five years. The Company’s performance obligations under this collaboration consist of participation on a steering committee and the performance of other research and development services.

In addition to these initial payments, Wyeth is obligated to provide financial support of the Company’s research under the collaboration for a period of two years based on the number of full-time equivalent researchers performing services under the collaboration. Wyeth can, at its option, elect to extend its financial support of the Company’s research in one-year increments. During the year ended December 31, 2004, the Company recorded revenue of $1,780,000 related to Wyeth’s funding of eight full-time equivalent researchers (from the February 9, 2004, effective date until December 31, 2004). In addition, the Company recorded $475,000 as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. The Company will continue to recognize revenue for funded research and expense reimbursement as such research is performed or reimbursable expenses are incurred, as applicable. As of December 31, 2004, the Company had recorded $476,000 as amounts receivable from Wyeth in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Wyeth is also obligated to make additional cash payments if the licensed programs successfully achieve development and drug approval milestones and to pay the Company a royalty on net product sales, if any, that escalates with increasing sales volume.

As part of the agreement, the Company has retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including topical applications for hair growth and local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the orphan drug indications and the cardiovascular applications. If Wyeth declines to exercise its option, or if the Company is unable to reach an agreement with Wyeth on terms within the contractually specified period, the Company is free to seek another collaborator for this program.

In addition, as part of a termination agreement entered into between the Company and Elan, the Company will pay Elan royalty payments related to any revenues, other than revenues received as direct reimbursement for research, development and other expenses, that the Company receives from Wyeth. The Company is also obligated to make payments to various university licensors when certain payments are received from Wyeth. These obligations total $125,000 for the $1,500,000 up-front license fee. As of December 31, 2004, all amounts had been paid to the university licensors.

(c)	ORTHO BIOTECH PRODUCTS, L.P.

In November of 2002, the Company licensed its broad bone morphogenetic protein, or BMP, technology portfolio to Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies. Two of Ortho Biotech Products’ research affiliates, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Centocor Research & Development, also members of the Johnson & Johnson family of companies, will have joint responsibility for further research and development of the Company’s licensed BMP technology portfolio.

The transaction covers all of the Company’s proprietary BMP compounds including BMP-7, which has been studied in animal models as a treatment for chronic kidney disease and systemic complications, such as renal osteodystrophy, a form of bone disease, and blood vessel complications that have been associated with chronic kidney disease. Use of the Company’s BMPs for the repair or regeneration of local musculoskeletal tissue defects and dental defects is the subject of an exclusive agreement with Stryker and is not included as part of this transaction.

The agreement provides for cash payments from Ortho Biotech Products’ to the Company, including an up-front payment of $3,500,000, which was paid in December 2002, and milestone payments at various intervals during the U.S. and European regulatory approval process for the first two therapeutic indications developed. These milestones include a $30,000,000 payment for U.S. regulatory approval of a product for the treatment of kidney disease or associated complications. The agreement further specifies that the Company will receive a royalty on net sales of products that incorporate the Company’s BMP technologies. The Company recognized the upfront payment of $3,500,000 as revenue in the fourth quarter of 2002 because the Company has no continuing performance obligations under the contract.

(d)	SPINAL MUSCULAR ATROPHY FOUNDATION

Effective September 7, 2004, the Company entered into a sponsored research agreement with the Spinal Muscular Atrophy Foundation. Under the agreement, the Foundation will grant the Company up to $5,364,000 over a three-year period for the identification of therapeutic compounds to treat spinal muscular atrophy, a neurological disease that is the leading genetic cause of infant and toddler death.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The study will utilize the Company’s proprietary technologies and expertise to develop and refine assays in motor neurons and then use those assays to screen for potential drug candidates. The Company will own any compounds that it generates under this collaboration and will also have the ability to bring any such compounds into the clinic, either using the Company’s own resources or with a collaborating third party.

For the year ended December 31, 2004, the Company recognized $551,000 in revenue related to the reimbursement of our research and development efforts under this sponsored research agreement. As of December 31, 2004, the Company had recorded $500,000 in amounts due from the Spinal Muscular Atrophy Foundation in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

(5)	FORMER COLLABORATIONS

(a)	ELAN INTERNATIONAL SERVICES

On May 16, 2003, the Company and affiliates of Elan Corporation, plc entered into a termination agreement to conclude the joint venture that the Company and Elan had originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology, including disease targets such as Parkinson’s Disease and diabetic neuropathy. Prior to the termination, the Company and Elan owned 80.1% and 19.9%, respectively, of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred its 19.9% share of Curis Newco to the Company, such that Curis Newco became a wholly-owned subsidiary of the Company and Curis Newco was consolidated into the Company’s consolidated financial statements. Curis Newco was dissolved on November 5, 2004 and is no longer a subsidiary of the Company as of December 31, 2004.

In July 2001, the Company entered into a convertible note payable with Elan Pharma International Limited, or EPIL, of which $4,900,000 was outstanding at the termination date. As part of the termination, of the $4,900,000 outstanding, the Company repaid $1,500,000 in cash and EPIL forgave $400,000. The Company then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000. The terms of the amended and restated convertible note payable were substantially the same as those under the original note payable except that the interest rate was reduced from 8% to 6% and the conversion rate was increased to $10.00 from $8.63. As of December 31, 2004, there was $3,298,000, including $298,000 in accrued interest, outstanding under the amended and restated convertible note payable which was converted into the Company’s common stock in January 2005 (see Note 19(a)).

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

In July 2001, the Company entered into three agreements with Micromet including: (i) a purchase and sale agreement pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for up-front consideration of $12,146,000, consisting of $8,000,000 in cash, $3,460,000 in a euro-denominated note receivable, and equity valued by the Company at $686,000, (ii) a product development agreement and (iii) a target research and license agreement. The note receivable received under the purchase and sale agreement bore interest at 7% and was due and payable in full on the earlier of (i) the closing date of an initial public offering of Micromet’s shares or (ii) June 30, 2005. At maturity, the Company had the option to receive either cash or shares of Micromet common stock. Further, under these agreements, the Company was entitled to receive royalties on Micromet’s revenues, if any, arising out of the assigned technology, rights to jointly develop and commercialize future product discoveries, if any, arising out of the product development agreement and access to other technologies. The product development agreement provided the Company with the right, but not the obligation, to jointly fund research to develop antibodies on up to four potential targets through the proof of principle stage. The Company had the right, but not the obligation, to jointly fund the development of two such antibody targets from the proof of principle stage through the completion of Phase I clinical trials.

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

As of the July 31, 2003 termination date, the Company had continued to defer $3,407,000 in revenues related to the long-term note receivable from Micromet and had intended to recognize this as revenue upon payment of the note receivable. During the fourth quarter of the year ended December 31, 2003, however, the Company determined that the note receivable was impaired and recorded an impairment charge of $1,708,000 to write-off of this note receivable. Prior to the impairment charge, the Company had reported this note as a long-term note receivable asset of $5,115,000, reflecting the note’s then-current carrying value after giving effect to interest income and foreign currency gains. The impairment charge reflects the net effect of the write-off of the $5,115,000 note receivable and the elimination of $3,407,000 in related deferred revenue. The Company determined that this charge was necessary due to Micromet’s announcement that it was terminating one-third of its workforce as the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

result of a contract dispute with a collaborator. Micromet has stated that this dispute would result in a significant decrease in previously budgeted cash inflows in 2004.

On October 21, 2004, the Company amended the note receivable with Micromet and, under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions. As a result of Micromet’s financing in October 2004, the Company received a EUR 1,250,000 payment in November 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate. The Company believes that the terms of Micromet’s financing adversely affected the carrying value of the equity investment it holds in Micromet and, therefore, the Company recorded a write-down of the carrying value of the investment of $300,000 from $400,000 to an estimated fair value of the investment of $100,000. The net gain of $1,304,000 was recorded in other income at the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2004. The future amounts due to the Company under the amended note payable will be recorded in other income when and if such amounts are collected due to significant uncertainty as to collectibility.

(c)	STRYKER CORPORATION

Creative BioMolecules, Inc., one of the companies that merged to form Curis in 2000, had an agreement with Stryker to identify and develop OP-1, a bone-inducing protein, as orthopedic reconstruction and dental therapy products. In exchange for research funding, future royalties and revenue from commercial manufacturing, Creative developed OP-1 as a therapy for orthopedic reconstruction and cartilage regeneration and supplied Stryker material for use in clinical trials. Creative restructured its agreements with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time, Stryker acquired Creative’s commercial manufacturing operations. As a result, Stryker had the exclusive right to develop, market, manufacture and sell products based on OP-1 proteins for use in orthopedic reconstruction and dental therapies and was required to pay the Company royalties on such commercial sales. Stryker paid the Company royalties of $387,000 for the year ended December 31, 2002.

On October 1, 2002, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $14,000,000 in cash in exchange for the termination of any future BMP-7 (OP-1) royalty obligations. This transaction also allows the Company to reduce future BMP-7 royalties that it would owe to Stryker for products sold in therapeutic indications other than orthopedics and dental from 5% to a maximum of  1/2% (0.5%), if any such sales are ever achieved. The Company recorded the $14,000,000 received as revenue during the fourth quarter of 2002 because the Company has no continuing performance obligations under the contract. As a result of this transaction, the Company will receive no future royalties or payments of any other kind from Stryker.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company maintains an equity position in ES Cell International. As of December 31, 2004 and 2003, the Company has recorded this investment at a carrying value of $150,000, included within the “Deposits and other assets” section of its Consolidated Balance Sheets.

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

As of December 31, 2004 and 2003, the Company had recorded goodwill of $8,982,000. During December 2004 and 2003, the Company completed its annual goodwill impairment tests and determined that as of those dates, the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized.

During the fourth quarter of the year ended December 31, 2002, the Company recorded an impairment charge of $271,000 to reduce the carrying value of patents associated with the Company’s OP-1 technology which is licensed to Stryker. The charge was recorded as a result of the Company’s transaction with Stryker, under which the Company sold its rights to future royalties from Stryker on sales of OP-1 in exchange for $14,000,000. The Company wrote these patents off because the Company will not receive any future royalties or other revenue from Stryker and because these patents cannot be utilized for alternative uses in either current or future operations and have no alternative future use to the Company. This impairment charge is included within the “Amortization and impairment charge related to intangible assets” category of the Company’s Consolidated Statement of Operations.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(8)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2004	2003
Laboratory equipment and computers	$7,076,000	$5,701,000
Equipment and furniture under notes payable and capital leases	948,000	1,610,000
Leasehold improvements	5,046,000	3,857,000
Leasehold improvements under notes payable and capital leases	189,000	703,000
Office furniture and equipment	942,000	553,000

	14,201,000	12,424,000
Less—Accumulated depreciation and amortization	(10,784,000)	(9,923,000)

Total	$3,417,000	$2,501,000

The Company recorded depreciation and amortization expense of $1,001,000, $1,426,000, and $1,955,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In September 2004, the Company extended its lease for the 45 Moulton Street facility until December 2010. The lease previously ended April 2007. As a result, the Company extended the depreciable lives of its leasehold improvements at the 45 Moulton Street facility to the lesser of their useful lives or the remaining lease term.

During the year ended December 31, 2002, the Company recorded property and equipment impairment charges of $5,337,000 related to a realignment of its research and development programs. This charge relates to an impairment of assets at the Company’s manufacturing and development facility located at 21 Erie Street in Cambridge, Massachusetts. $4,761,000 of the total impairment charge related to the write-off of tenant improvements made to the Erie Street facility since such improvements were affixed to the facility and, therefore, could not be sold separately from the facility. The remaining $576,000 of impairment charge represented the loss on disposition of the furniture and equipment assets held at the Erie Street facility.

(9)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Collaboration and clinical costs	$162,000	$481,000
Professional fees	114,000	740,000
Accrued compensation	336,000	320,000
Other	467,000	887,000

Total	$1,079,000	$2,428,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(10)	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Notes payable to financing agencies for capital purchases	$1,141,000	$—
Obligations under capital leases, net of approximately $12,000 discount at December 31, 2003	—	323,000
Convertible promissory note agreement with Elan Pharma International, Limited including approximately $298,000 and $115,000 of accrued interest at December 31, 2004 and 2003, respectively	3,298,000	3,115,000
Convertible subordinated note payable to Becton Dickinson, net of $80,000 and $133,000 discount and including $492,000 and $352,000 of accrued interest at December 31, 2004 and 2003, respectively	2,412,000	2,219,000

	6,851,000	5,657,000
Less—current portion	(1,141,000)	(323,000)

Total long-term debt and capital lease obligations	$5,710,000	$5,334,000

Effective January 20, 2004, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,250,000 in purchases of equipment and facility leasehold improvements from December 1, 2003, until January 20, 2005. On September 23, 2004, the Company effectively amended the loan facility by canceling the prior loan agreement and entering into a new loan agreement to finance up to $2,250,000 on purchases until February 28, 2005. On January 7, 2005, the Company entered into an amendment to extend the drawdown date under the loan agreement to April 30, 2005. The Company has financed $1,137,000 for purchases of equipment and leasehold improvements that accrue interest at a variable rate of 6.25% as of December 31, 2004. Under the terms of the loan agreement and subsequent amendment, the Company can request periodic financings for qualifying purchases of equipment and leaseholds through April 30, 2005. Until such time, the Company will pay interest only on any borrowings on a monthly basis in arrears. The Company has the option to either repay the then outstanding balance in full or convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (6.25% as of December 31, 2004) or a fixed rate (6.91% as of December 31, 2004) for the repayment period. As of December 31, 2004, the Company considers this obligation to be short-term since it has not yet exercised the option to convert the balance to a term note. The loan is collateralized by all of the Company’s property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after April 30, 2005 under purchase money arrangements with equipment lenders. As of December 31, 2004, the Company was in compliance with the sole covenant under this agreement. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On July 18, 2001, the Company entered into a convertible promissory note agreement with Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation in the amount of $8,010,000. This note agreement was amended as part of the termination of the Company’s collaboration with Elan Corporation on May 16, 2003 as described in Note 5(a). At the May 16, 2003 termination date, there was $4,900,000 outstanding under the note agreement. As part of the termination, the Company repaid $1,500,000 in cash and EPIL forgave $400,000. The Company then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000. Under the terms of the amended and restated note agreement the default maturity is July 18, 2007. However,

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

EPIL has the option to convert all or any portion of the outstanding principal amount into the Company’s common stock at any time until July 18, 2007. In addition, the interest rate was reduced from 8% at the original note agreement to 6% at the amended and restated note agreement and the conversion rate was increased to $10.00 from $8.63. As of December 31, 2004, there was $3,298,000, including $298,000 in accrued interest, outstanding under the amended and restated convertible note which was converted into common stock on January 7, 2005 (see Note 19 (a)).

The Company leases equipment under various capital lease arrangements. As of December 31, 2004, all obligations under capital leases have been repaid. Monthly payments on leases outstanding as of December 31, 2003 ranged from $1,880 to $21,170 and had maturities ranging from March 2004 to July 2004. The initial terms of the leases range from 36 months to 60 months with interest at rates ranging from 12.5% to 16.3%.

On June 26, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise of an option to negotiate a collaboration agreement. The note payable is repayable, at the option of the Company, in either cash or issuance of the Company’s common stock at any time up to its maturity date of June 26, 2006. The Note bears interest at 7%, which was below the fair market interest rate on date of issue. The Company estimated the fair market interest rate to be 11%. The difference between the fair market interest rate of 11% and the coupon interest rate of 7% is being amortized as interest expense over the term of the note payable. As of December 31, 2004, $2,492,000, including $492,000 of accrued interest, was outstanding under the note payable.

Maturities of short- and long-term debt are as follows:

Year Ending December 31,
2005	$1,141,000
2006	2,412,000
2007	3,298,000
Thereafter	—

Total minimum payments	6,851,000
Less—Amount representing interest	(4,000)

Principal obligation	6,847,000
Less—Current portion	(1,137,000)

$5,710,000

(11)	COMMITMENTS

(a)	OPERATING LEASES

The Company has noncancellable operating lease agreements for office and laboratory space. The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2005	$813,000
2006	1,323,000
2007	1,105,000
2008	948,000
2009	948,000
Thereafter	948,000

Total minimum payments	$6,085,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Rent expense for all operating leases was $588,000, $339,000 and $1,227,000 for the years ended December 31, 2004, 2003 and 2002, respectively, net of facility sublease income of $563,000, $583,000 and $607,000 in 2004, 2003 and 2002, respectively.

Effective August 15, 2002, the Company sublet approximately 12,000 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, MA, at a rate of $31.33 per square foot from January 1, 2004 until August 14, 2004 and $40.00 per square foot from August 15, 2004 through December 31, 2004. The Company’s cost of the sublet space is $26.50 per square foot. The initial term of the sublease was two years with an option, at the subtenant’s discretion, to extend the sublease through April 2007. The subtenant exercised this option in August 2004. During the twelve months ending December 31, 2004, 2003 and 2002, the Company received sublease payments of $410,000, $370,000 and $132,000, respectively. In addition to the sublease payments, the subtenant is required to pay its pro rata share (approximately 67%) of all building operating costs. The Company’s lease obligation ends on April 30, 2007 and the future minimum rentals due from the subtenant total $479,000, $479,000 and $160,000 for 2005, 2006 and 2007, respectively.

Effective March 1, 2002 and ending on September 15, 2004, the Company sublet approximately 5,000, or 15%, of the rentable square footage of its facility at 45 Moulton Street, Cambridge, MA, at a rate of $37.00 per square foot. The Company’s cost of the sublet space is $8.85 per square foot. During the twelve months ending December 31, 2004, 2003 and 2002, the Company received sublease payments of $153,000, $213,000 and $163,000, respectively. In addition to the sublease payments, the subtenant was required to pay its pro rata share (approximately 15%) of all building operating costs. The Company’s lease obligation ends on December 30, 2010.

As a result of a realignment of its research and development programs, effective June 30, 2002, the Company terminated its lease of a 50,000 square foot facility at 21 Erie Street, Cambridge, MA. Under the terms of the agreement, the Company made no payments upon lease termination and has no further financial or other obligations related to the Erie Street facility after June 30, 2002.

During 2000, the Company entered into a sublease for its Boston, Massachusetts, facility previously occupied by Creative BioMolecules commencing on July 1, 2000. The sublease terminated on July 31, 2002, also the termination date of the Company’s original lease on this facility. For the year ended December 31, 2002, the Company received sublease payments of $312,000.

(b)	LICENSE AGREEMENTS

The Company licenses a significant portion of its technology from several universities and foundations. In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pays an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from the underlying licensed technology. Such revenues may include, for example, up-front license fees, development milestones and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses license fee payments over their respective service periods and expenses royalty payments as related product sales are recorded. The Company accrues expenses for scientific and clinical milestones over the period that the work required to meet the milestone is completed, provided that the Company believes that the achievement of the milestone is probable. The Company incurred license fee expenses of $685,000, $1,264,000 and $364,000 for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ending December 31, 2004 and 2003, the Company incurred $106,000 and $74,000 in expenses associated with development milestone payments or royalties on licensed technology. The Company did not incur any such expenses for the year ended December 31, 2002.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

(12)	NOTES RECEIVABLE—FORMER OFFICERS OF PREDECESSOR COMPANY

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

The total principal and accrued interest of the notes was $1,338,000 as of December 31, 2003. The notes are included as “Notes receivable” in the Company’s Stockholders’ Equity section of its Consolidated Balance Sheet and are presented net of a reserve for the estimated uncollectible portion of the notes. The reserve on the notes was $1,229,000 as of December 31, 2003. The reserve was recorded as a charge to general and administrative expenses.

On October 22, 2004, the Company entered into settlement agreements regarding the notes receivables with these former executive officers of Creative Biomolecules. Under the terms of the settlement agreement, the notes were cancelled, the underlying 139,707 common shares were sold in November 2004, and the resulting proceeds were remitted to the Company. The proceeds of the transaction, net of all brokerage commissions, totaled $558,000. In the fourth quarter of 2004, the Company recorded the net proceeds, less the current book value of the notes of $110,000, as a credit of $448,000 in “General and administrative expenses” of its Consolidated Statement of Operations and Comprehensive Loss.

(13)	SERIES A PREFERRED STOCK

On July 18, 2001, the Company issued to Elan shares of its Series A convertible/exchangeable preferred stock valued at $12,015,000 to fund the Company’s pro rata share of the initial capitalization of Curis Newco. The fair value of the Series A preferred shares was determined based on an arm’s length negotiation between the Company and Elan. The Company recorded charges to accumulated deficit for the accretion of a mandatory 6% dividend on the preferred stock of $271,000, and $723,000 for the years ended December 31, 2003 and 2002, respectively. Such amounts are included in the net loss applicable to common stockholders for the years ended December 31, 2003 and 2002.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

As part of a termination agreement entered into between the Company and Elan (see Note 5(a)), the preferred stock, which had a carrying value of $13,336,000, was cancelled on May 16, 2003. Accordingly, no accretion was recorded for the year ended December 31, 2004.

(14)	WARRANTS

The Company has a total of 1,680,976 warrants to purchase its common stock outstanding as of December 31, 2004. These warrants are summarized as follows:

(a)	In connection with the registered direct offering of 5,476,559 shares of its common stock on October 14, 2004, the Company issued warrants to purchase 547,656 shares of its common at an exercise price of $4.59 per share. The warrants expire on October 14, 2009. As of December 31, 2004, none of these warrants have been exercised.

(b)	In connection with the private placement of 3,589,700 shares of its common stock on August 14, 2003, the Company issued warrants to purchase 1,076,910 shares of its common stock at an exercise price of $4.45 per share. The warrants expire on August 14, 2008. As of December 31, 2004, none of these warrants have been exercised.

(c)	On July 18, 2001, and in connection with its common stock issuance to an affiliate of Elan Corporation, the Company issued a warrant to purchase up to 50,000 shares of the Company’s common stock at $10.46 per share. The warrant expires on July 18, 2006. As of December 31, 2004, the warrant has not been exercised.

(d)	At December 31, 2004, other warrants to purchase 6,410 shares of common stock with prices ranging from $9.76 to $19.51 per share are outstanding. These warrants expire at various dates, ranging from October 2007 until December 2009.

(15)	STOCK PLANS

(a)	OPTION PLANS

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Stock Incentive Plan (the 2000 Plan), which permits the grant of incentive and non-qualified stock options as well as the issuance of restricted shares. On the first day of January each year beginning on January 1, 2001 continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Plan is automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year. As of December 31, 2004, the number of shares of common stock subject to issuance under the 2000 Plan is 14,000,000. At December 31, 2004, 2,956,126 shares are available for grant under the 2000 Plan.

The 2000 Plan permits the granting of incentive and nonqualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Awards of stock may be made to consultants, directors, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant.

In March 2000, the 2000 Director Stock Option Plan (the 2000 Director Plan) was adopted by the Board of Directors and in June 2000, was approved by the stockholders. The 2000 Director Plan provides for the granting of options to non-employee directors. As of December 31, 2004, the number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000. As of December 31, 2004, 175,000 shares are available for grant under the 2000 Director Plan.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Activity under both the 2000 Plan and 2000 Director Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2001 (2,484,998 exercisable at weighted average price of $9.40 per share)	8,207,399	8.37
Granted	4,761,800	1.44
Exercised	(1,822)	1.18
Canceled	(4,262,485)	8.92

Outstanding, December 31, 2002 (4,220,759 exercisable at weighted average price of $5.38 per share)	8,704,892	8.30

Granted	3,351,445	2.65
Exercised	(797,119)	1.73
Canceled	(2,141,969)	4.06

Outstanding, December 31, 2003 (4,186,437 exercisable at weighted average price of $5.37 per share)	9,117,249	4.01

Granted	1,362,600	4.54
Exercised	(1,091,227)	1.76
Canceled	(392,457)	3.46

Outstanding, December 31, 2004 (5,018,605 exercisable at weighted average price of $5.45 per share)	8,996,165	$4.39

The table below summarizes options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.32	695,728	7.58	$1.03	342,936	$1.04
1.50 - 1.95	1,483,538	6.94	1.52	941,912	1.54
2.12 - 3.95	3,798,427	7.47	2.94	2,094,150	3.15
4.03 - 5.89	1,888,682	8.47	4.69	511,702	4.89
6.30 - 8.75	32,800	5.19	7.00	31,300	7.04
10.00 - 17.94	1,010,927	5.57	13.65	1,010,927	13.65
20.00 - 31.15	86,063	2.49	28.53	85,678	28.53

	8,996,165	7.33	$4.39	5,018,605	$5.45

(b)	EMPLOYEE STOCK PURCHASE PLAN

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan (the ESPP Plan). The Company has reserved 1,000,000 of its shares of common stock for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the ESPP Plan period, as defined.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

During the years ended December 31, 2004, 2003 and 2002, 43,112, 50,717 and 41,264 shares, respectively, were issued under the ESPP Plan. As of December 31, 2004, 794,000 shares are available for future purchase under the ESPP Plan.

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

In connection with stock options granted to employees and non-employees during the year ended December 31, 2000, the Company recorded deferred compensation of approximately $17,330,000, which represents the aggregate difference between the option exercise price and the fair market value of the common stock on the grant date. The deferred compensation is being recognized as an expense on a straight-line basis over the vesting period, generally four years, of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18. The options granted to non-employees were valued based upon the fair value of the options granted. The Company recorded compensation expense related to these options for the years ended December 31, 2004, 2003 and 2002, per the following table:

	For the Year ended December 31,
	2004	2003	2002
Employees	$599,000	$1,076,000	$1,914,000
Non-employees	—	24,000	(21,000)

Total	$599,000	$1,100,000	$1,893,000

During the years ended December 31, 2004, 2003 and 2002, the Company reversed $41,000, $152,000 and $5,794,000, respectively, of unamortized deferred compensation related to options which were forfeited by terminated employees. The deferred compensation balance at December 31, 2004, relating to stock options held by existing employees was $13,000.

During the year ended December 31, 2004, the Company granted stock options to non-employees for services. These options were issued at their fair market value on the date of grant and have various vesting dates between 3.5 years to 5 years from date of grant.

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

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2004	2003
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	8.8%	8.2%
Research and development tax credits	3.7%	4.3%
Deferred compensation	(3.4%)	(4.5%)
Other	(3.2%)	(3.0%)
Net increase in valuation allowance	(39.9%)	(39.0%)

Effective income tax rate	—%	—%

The principle components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003, respectively are as follows:

	December 31,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$68,059,000	$63,720,000
Research and development tax credit carryforwards	8,533,000	7,574,000
Depreciation and amortization	1,794,000	1,335,000
Capitalized research and development expenditures	21,565,000	19,893,000
Deferred revenue	3,576,000	3,354,000
Impairment of investments	1,202,000	1,826,000
Accrued expenses and other	250,000	473,000

Total Gross Deferred Tax Asset	104,979,000	98,175,000
Valuation Allowance	(104,979,000)	(98,175,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $193,119,000 and $38,246,000, respectively, and federal and state research and development credit carryforwards of approximately $7,117,000 and $2,145,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2005 and going through 2024. The future realization, if any amount, of deferred tax asset attributable to disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options will not be recognized as a tax benefit in the statement of operations, but rather as a component of stockholder’s equity. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses,

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

capitalized research and development expenditures and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $104,979,000 has been established at December 31, 2004.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability.

The Company is involved in tax proceedings arising in the ordinary course of business and periodically assesses its liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss due to potential tax liabilities and the loss or range of loss can be reasonably estimated, reserves have been recorded in the consolidated balance sheets. In other instances, the Company is unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

In connection with such matters, the Company has recorded a tax reserve of approximately $175,000, which amount is included in accrued expenses at December 31, 2004. These tax matters do not relate to income taxes and the related expense has been recorded in the “Cost and Expenses” section in the Consolidated Statements of Operations and Comprehensive Loss. The resolution of the Company’s tax proceedings is unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. However, the Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its financial position or results of operations.

(17)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. For the years ended December 31, 2004 and 2003, the Board of Directors authorized matching contributions of $126,000 and $184,000, respectively. The Board of Directors did not authorize matching contributions for 2002.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(18)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2004 and 2003:

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$855,805	$1,120,068	$1,486,226	$1,490,516
Loss from operations	(4,187,648)	(4,356,779)	(3,959,084)	(3,121,161)
Net loss applicable to common stockholders	(4,037,819)	(4,301,372)	(3,905,700)	(1,659,383)
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.09)	$(0.04)
Shares used in computing basic net loss per share	41,105,756	41,467,655	41,620,123	46,518,431
Shares used in computing diluted net loss per share	41,105,756	41,467,655	41,620,123	46,518,431

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$435,358	$548,942	$9,308,838	$755,095
Income (loss) from operations	(4,295,352)	(5,210,056)	4,525,326	(4,931,923)
Net income (loss) applicable to common stockholders	(4,470,029)	(5,038,873)	4,549,916	(6,935,572)
Basic net income (loss) per share	$(0.14)	$(0.15)	$0.12	$(0.17)
Diluted net income (loss) per share	$(0.14)	$(0.15)	$0.11	$(0.17)
Shares used in computing basic net loss per share	31,731,009	33,501,511	38,282,799	40,426,650
Shares used in computing diluted net loss per share	31,731,009	33,501,511	42,031,957	40,426,650

The net loss amounts presented above for the quarter ending December 31, 2004 included the following items:

•	Net gain on assets from former collaborator: On October 21, 2004, the Company amended the note receivable with Micromet, and, under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions. As a result of Micromet’s financing in October 2004, the Company received a EUR 1,250,000 payment in November 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate. The Company believes that the terms of Micromet’s financing adversely affects the carrying value of the equity investment it holds in Micromet and, therefore, the Company recorded a write-down of the carrying value of the investment of $300,000 to $100,000. The net gain recorded, in other income, for the year ended December 31, 2004, resulting from Micromet’s financing and the note amendment was $1,304,000. The future amounts due to the Company under the amended note payable will be recorded in other income when and if such amounts are collected.

•	Net gain on settlement of notes receivable from former executive officers of Creative BioMolecules, Inc.: On October 22, 2004, the Company entered into settlement agreements regarding the notes receivables with the former executive officers. Under the terms of the settlement agreement, the notes were cancelled, the underlying 139,707 common shares were sold in November 2004 with the resulting proceeds remitted to the Company. The proceeds of the transaction, net of all brokerage commissions, totaled $558,000. In the fourth quarter of 2004, the Company recorded the net proceeds, less the current book value of the notes of $110,000, as a gain of $448,000 in “General and administrative expenses” of its Consolidated Statement of Operations and Comprehensive Loss.

(19)	SUBSEQUENT EVENTS

(a)	CONVERSION OF ELAN PHARMA INTERNATIONAL LIMITED NOTE

On January 7, 2005, Elan Pharma International Limited, or EPIL, notified the Company of its election to convert the entire balance of its outstanding note into shares of the Company’s common stock. As of January 7, 2005, the outstanding balance, including interest, of the EPIL note was $3,305,523. In accordance with the terms of the amended and restated convertible note payable with EPIL, 330,552 shares of the Company’s common stock were issued to EPIL based on a conversion rate of $10.00 per share. The Company has no further obligations to EPIL.

(b)	EXERCISE OF CO-DEVELOPMENT OPTION WITH GENENTECH, INC.

Pursuant to the terms of the collaboration agreement with Genentech, on January 28, 2005 the Company elected to exercise a co-development option with Genentech pursuant to which it will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. The Company expects that by exercising this co-development and equal cost-sharing option it will incur development expenses through phase II clinical trials, a portion of which will be recorded in the first quarter of 2005. The Company plans to assist Genentech in filing an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, the Company expects that the phase II clinical trial will be completed in mid-2007. The Company expects to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that the Company and Genentech successfully complete phase II clinical trials.

F-87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Curis Newco, Ltd:

In our opinion, the accompanying statements of operations, of stockholders’ deficit and of cash flows present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	November 5, 2004	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$—	$140

Total assets	$—	$140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Curis (Note 5)	—	—
Due to Elan (Note 5)	—	—

Total current liabilities	—	—

Stockholders’ Deficit:
Non-redeemable convertible preferred stock, $1.00 par value—
Authorized, issued and outstanding— no shares as of November 5, 2004 and 6,000 shares as of December 31, 2003	—	6,000
Common stock, $1.00 par value—
Authorized, issued and outstanding—no shares as of November 5, 2004 and 6,000 shares as of December 31, 2003	—	6,000
Additional paid-in capital
Capital in excess of par value of stock	—	—
Additional capital	22,178,006	22,178,006
Due from stockholders	—	—
Deficit accumulated during the development stage	(22,178,006)	(22,189,866)

Total stockholders’ equity (deficit)	—	140

	$—	$140

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the Period January 1, 2004 through Dissolution (November 5, 2004)	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period Beginning July 16, 2001 through November 5, 2004
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
Costs and Expenses:
Research and development	$—	$—	$5,360,748	$22,142,904
General and administrative	(11,860)	12,463	21,165	35,102

Net income (loss) applicable to common stockholders	$11,860	$(12,463)	$(5,381,913)	$(22,178,006)

Basic and Diluted Net Loss per Common Share	$—	$(2.08)	$(896.99)	$—

Basic and Diluted Weighted Average Shares Outstanding	—	6,000	6,000	—

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Non-redeemable convertible preferred stock		Common Stock		Additional Paid-in Capital	Due from Stockholders	Deficit Accumulated During the Development Stage	Total Stockholder’s Equity
	Number of Shares	$1.00 Par Value	Number of Shares	$1.00 Par Value
Incorporation of the Company:
Issuance of non-redeemable convertible preferred stock	6,000	$6,000	—	$—	$7,494,000	$—	$—	$7,500,000
Issuance of common stock	—	—	6,000	$6,000	7,494,000	—	—	7,500,000
Capital contribution	—	—	—	—	1,805,275	—	—	1,805,275
Due from stockholders	—	—	—	—	—	(963,916)	—	(963,916)
Net loss	—	—	—	—	—	—	(16,795,490)	(16,795,490)

Balance, December 31, 2001	6,000	$6,000	6,000	$6,000	$16,793,275	$(963,916)	$(16,795,490)	$(954,131)

Capital contribution	—	—	—	—	5,372,568	—	—	5,372,568
Capital contributions received in cash	—	—	—	—	—	4,976,831	—	4,976,831
Total capital contributions	—	—	—	—	—	(5,372,568)	—	(5,372,568)
Net loss	—	—	—	—	—	—	(5,381,913)	(5,381,913)

Balance, December 31, 2002	6,000	$6,000	6,000	$6,000	$22,165,843	$(1,359,653)	$(22,177,403)	$(1,359,213)

Capital contribution (unaudited)	—	—	—	—	12,163	—	—	12,163
Payments from stockholders (unaudited)	—	—	—	—	—	1,359,653	—	1,359,653
Net loss (unaudited)	—	—	—	—	—	—	(12,463)	(12,463)

Balance, December 31, 2003 (unaudited)	6,000	$6,000	6,000	$6,000	$22,178,006	$—	$(22,189,866)	$140

Dissolution of the Company (unaudited)	(6,000)	(6,000)	(6,000)	(6,000)	—	—	—	(12,000)
Net loss (unaudited)	—	—	—	—	—	—	11,860	11,860

Balance, November 5, 2004 (unaudited)	—	$—	—	$—	$22,178,006	$—	$(22,178,006)	$—

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the Period January 1, 2004 through Dissolution (November 5, 2004)	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period Beginning July 16, 2001 through November 5, 2004
		(Unaudited)	(Audited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$11,860	$(12,463)	$(5,381,913)	$(22,178,006)
Adjustments to reconcile net loss to net cash used in operating activities—
Write-off of acquired technology	—	—	—	15,000,000
Non-cash increase (decrease) in capital contributions	(12,000)	(1,360,356)	400,595	(7,845)
Changes in operating assets and liabilities—
Due from stockholders	—	1,359,653	(400,595)	(4,858)
Due to Curis	—	—	341,491	1,299,289
Due to Elan	—	—	54,949	61,067

Net cash used in operating activities	(140)	(13,166)	(4,985,473)	(5,830,353)

Cash Flows from Financing Activities:
Capital contributions received	—	12,163	4,976,831	5,830,353

Net cash provided by financing activities	—	12,163	4,976,831	5,830,353

Net change in cash	(140)	(1,003)	(8,642)	—
Cash, beginning of period	140	1,143	9,785	—

Cash, end of period	$—	$140	$1,143	$—

Supplemental Disclosure of Noncash Financing Activities:
Issuance of non-redeemable preferred stock and common stock for technology license	$—	$—	$—	$15,000,000

The accompanying notes are an integral part of these financial statements.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTE TO FINANCIAL STATEMENTS

All information as of and for the period January 1, 2004 through November 4, 2004 is unaudited.

(1)	OPERATIONS

Curis Newco, Ltd. was incorporated on July 16, 2001, as a Bermuda company. Curis Newco is a wholly-owned subsidiary of Curis, Inc. From July 16, 2001 until May 16, 2003, Curis Newco was owned by Curis and Elan International Services Ltd., or EIS. Curis and EIS held 80.1% and 19.9% (non-voting shares) interests, respectively. EIS’s 19.9% interest was comprised solely of non-voting shares. Curis Newco was committed to the research and development of molecules that stimulate the Hedgehog signaling pathway as defined in a Subscription, Joint Development and Operating Agreement dated July 18, 2001, between EIS and Curis. This pathway had been previously shown to play a role in the development of the central and peripheral nervous systems.

On May 16, 2003, Curis and affiliates of Elan Corporation, plc entered into a termination agreement to conclude the joint venture. As a result of the termination, EIS transferred its 19.9% share of Curis Newco to Curis, such that Curis Newco became a wholly-owned subsidiary of Curis and Curis Newco was consolidated into Curis’ consolidated financial statements. On November 5, 2004, Curis Newco was dissolved and is no longer a subsidiary of Curis as of December 31, 2004.

On July 18, 2001, EIS was issued 1,000 shares of Curis’ Series A convertible exchangeable preferred stock valued at $12,015,000. The series A preferred stock was convertible, at EIS’s option, into newly issued, fully paid, non-assessable shares of Curis’ common stock or into the preferred stock originally issued to Curis representing 30.1% of the aggregate outstanding shares of Curis Newco on a fully diluted basis. Such exchange would have increased EIS’s ownership in Curis Newco to 50% on a fully diluted basis. Curis used the value of the series A preferred stock to acquire its 80.1% interest in Curis Newco on a fully diluted basis. Curis Newco used this investment along with the 19.9% investment from EIS to acquire a license from Neuralab, Ltd., an affiliate of EIS, valued at $15,000,000, giving Curis Newco rights to use specific Elan drug technologies. Immediately upon completing this transaction, the cost of the license was expensed as a research and development cost as the technology acquired had not yet reached technological feasibility and there was no future alternative use for the technology. The series A preferred stock was cancelled as part of the May 16, 2003 termination agreement. As partial consideration for the rights and benefits set forth in the termination agreement, including the cancellation of the series A preferred stock, Curis issued 2,878,782 shares of its common stock to Elan, having a fair value of $8,377,000 based on the May 16, 2003 closing price of the common stock on the NASDAQ National Market.

Within the period commencing on July 18, 2001 and ending upon termination on May 16, 2003, Curis and EIS had agreed to provide Curis Newco up to an aggregate amount of $10,000,000 in development funding. Such development funding was to be provided by Curis and EIS on a pro rata basis based on their respective ownership interests. In order to ensure Curis had funds available for its share of the development funding, Curis entered into an $8,010,000 convertible promissory note agreement with Elan Pharma International Ltd., or EPIL. The borrowings under the note agreement were subject to Elan’s consent and were restricted for Curis’ funding of its pro rata share of Curis Newco expenses. As part of the termination agreement, of the $4,900,000 outstanding on May 16, 2003 under the note agreement, Curis repaid $1,500,000 in cash and EPIL forgave $400,000. Curis then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000. The terms of the amended and restated convertible note payable were substantially the same as those under the original note payable except that the interest rate was reduced from 8% to 6% and the conversion rate was increased to $10.00 from $8.63. As of December 31, 2004, there was $3,298,000, including $298,000 in accrued interest, outstanding under the amended and restated convertible note payable.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTE TO FINANCIAL STATEMENTS—CONTINUED

In accordance with the development agreement between Curis and Elan that governed Curis Newco’s operations prior to the effectiveness of the Termination Agreement, Curis and Elan were required to agree upon a Curis Newco development plan in order for any research expenses to be incurred by Curis Newco. Curis and Elan did not reach agreement on a development plan prior to the termination of the joint venture on May 16, 2003, and, therefore, no research expenses were recorded at Curis Newco in 2003. As of the termination date, Curis had recorded a payable to Curis Newco of $1,089,000, which represented the Company’s 80.1% share of Curis Newco’s loss for the three-month period ended December 31, 2002. In addition, the Company had recorded a receivable from Curis Newco of $1,299,000 that represented charges for services performed by Curis on behalf of Curis Newco for the three-month period ended December 31, 2002. Both of these amounts were paid as part of the termination and there are no remaining balances related to these amounts as of November 4, 2004.

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

(b)	USE OF ESTIMATES

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

(c)	RESEARCH AND DEVELOPMENT EXPENSES

Curis Newco charges research and development expenses to operations as incurred.

(d)	NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of non-redeemable convertible preferred stock, aggregated to 6,000 shares as of December 31, 2003, 2002 and 2001. There were no common shares outstanding as of the dissolution date of November 5, 2004.

(e)	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from non-owner sources. Curis Newco’s net loss is equal to its comprehensive loss for the period presented.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTE TO FINANCIAL STATEMENTS—CONTINUED

(f)	ORGANIZATION COSTS

All organization costs have been expensed as incurred.

(g)	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

Under current Bermuda law, Curis Newco is not required to pay any taxes in Bermuda on either income or capital gains. Curis Newco had received an undertaking from the Minister of Finance in Bermuda that, in the event of such taxes being imposed, Curis Newco will be exempted from taxation until the year 2016.

(4)	STOCKHOLDERS’ EQUITY (DEFICIT)

(a)	AUTHORIZED STOCK

Until dissolution on November 5, 2004, Curis Newco had authorized capital stock of 12,000 shares, of which 6,000 were $1.00 par value common stock and 6,000 were $1.00 par value non-voting non-redeemable convertible preferred stock.

(b)	COMMON STOCK

In July 2001, Curis Newco issued 6,000 shares of common stock at $1,250 per share at a value of $7,500,000.

(c)	NON-REDEEMABLE CONVERTIBLE PREFERRED STOCK

In July 2001, Curis Newco issued 6,000 shares of non-redeemable convertible preferred stock at $1,250 per share at a value of $7,500,000. As part of the May 16, 2003 termination agreement entered into between Curis and Elan, the preferred stock, which had a carrying value of $13,336,000, was cancelled on May 16, 2003. The rights, preferences and privileges of the non-redeemable preferred stock were as follows:

Voting Rights

Preferred stockholders do not have voting rights.

Dividends

Preferred stockholders are entitled to dividends as and when declared by the board of directors. Preferred stockholders are entitled to participate equally on a pro rata basis in any dividend declared for the holders of common stock.

CURIS NEWCO, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTE TO FINANCIAL STATEMENTS—CONTINUED

Liquidation Preference

In the event of liquidation, dissolution or winding-up of Curis Newco and before any distribution to common stockholders and any prior series of preferred stock, the holders of non-redeemable preferred stock are entitled to receive $1,250 per share, respectively, plus all declared but unpaid dividends.

Conversion

Each share of non-redeemable preferred stock was convertible, at the option of the holder, into one share of common stock, subject to adjustments for dilutive issuances of stock at any time after July 18, 2003.

(5)	RELATED PARTY TRANSACTIONS

Curis Newco’s research and development and general and administrative costs were paid for directly by the Curis Newco stockholders. These transactions are incurred in the normal course of operations. There were no related party transactions during 2004.

As of May 16, 2003, the date of termination of Curis Newco joint venture, Curis had recorded a payable to Curis Newco of $1,089,000, which represented the Company’s 80.1% share of the Curis Newco’s loss for the three-month period ended December 31, 2002. In addition, the Company had recorded a receivable from Curis Newco of $1,299,000 which represented charges for services performed by Curis on behalf of Curis Newco for the three-month period ended December 31, 2002. Both of these amounts were paid as part of the termination and there are no remaining balances related to these amounts as of November 5, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and the related audit report of our independent registered public accounting firm are included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors that is required by this Item 10 is set forth in our proxy statement for our 2005 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in our proxy statement for our 2005 annual meeting of stockholders under the headings “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Comparative Stock Performance” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is set forth in our proxy statement for our 2005 annual meeting of stockholders under the headings “Compensation of Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is set forth in our proxy statement for our 2005 annual meeting of stockholders under the headings “Director Compensation” and “Compensation of Executive Officers,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth in our proxy statement for our 2005 annual meeting of stockholders under the heading “Independent Auditor’s Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.

(a)(3) List of Exhibits. The list of Exhibits filed as a part of this annual report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ DANIEL R. PASSERI
Daniel R. Passeri
President and Chief Executive Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ MICHAEL P. GRAY Michael P. Gray	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	March 15, 2005

/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 15, 2005

Joseph M. Davie	Director

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 15, 2005

/s/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	March 15, 2005

/s/ DOUGLAS A. MELTON Douglas A. Melton	Director	March 15, 2005

/s/ JAMES R. TOBIN James R. Tobin	Director	March 15, 2005

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, effective as of September 20, 2001, between Curis and Daniel R. Passeri	10-Q	11/14/01	10.3

#10.2	Employment Agreement, effective as of November 27, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.3	Employment Agreement, effective as of September 1, 2002, between Curis and Mary Elizabeth Potthoff	10-K	03/01/04	10.5

#10.4	Board of Director and Scientific Advisory Board Services Agreement, effective as of August 11, 2000, between Curis and Douglas A. Melton	10-K	03/01/04	10.6

#10.5	Consulting Agreement entered into by Curis and Dr. Joseph M. Davie on September 23, 2004 with an effective date of February 2, 2004	8-K	11/18/04	10.1

#10.6	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.7	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.8	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.9	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.10	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.11	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ Director Stock Option Plan	10-Q	10/26/04	10.4

#10.12	Compensation of Named Executive Officers of Curis, Inc.				X

#10.13	Compensation of Directors of Curis, Inc.				X

1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Material contracts—Leases

10.14	Lease, dated November 16, 1995, as amended, between Ontogeny, Inc., Moulton Realty Corporation and the trustees of Moulton Realty Trust relating to the premises at 33 and 45 Moulton Street, Cambridge, Massachusetts	S-4 (333- 32446)	03/14/00	10.42
10.15	Lease, dated March 15, 2001, between Curis and Moulton Realty Company relating to the premises at 61 Moulton Street, Cambridge, Massachusetts	10-K	03/30/01	10.3

10.16	Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	11/12/02	10.1

10.17	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	10/26/04	10.1

	Material contracts—Financing Agreements

10.18	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company				X

10.19	Security Agreement, dated restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company				X

10.20	Secured Non-Revolving Time Note, dated restated on September 23, 2004, made by Curis in favor of Boston Private Bank & Trust Company				X

	Material contracts—License and Collaboration Agreements

††10.21	Master Restructuring Agreement, dated as of October 15, 1998, between Creative and Stryker Corporation	10-K	03/30/99	10.10

10.22	Second Amendment to Master Restructuring Agreement, dated October 1, 2002, between Curis and Stryker Corporation	10-Q	11/12/02	10.5

10.23	Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation	10-K	03/13/00	10.7

10.24	Stryker Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation	10-K	03/13/00	10.8

††10.25	Cross-License Agreement, dated as of July 15, 1996, by and among Creative, Genetics Institute, Inc. and Stryker Corporation	10-Q	11/06/96	10.1

2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

††10.26	License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior University	S-4/A (333-32446)	06/02/00	10.43
††10.27	License Agreement, dated as of January 1, 1995 as amended on July 19, 1995 and August 30, 1996, between Ontogeny and The Trustees of Columbia University in the City of New York	S-4/A (333-32446)	04/03/00	10.45

†10.28	Amended and Restated License Agreement, dated June 1, 2003, between Curis, The Johns Hopkins University and University of Washington School of Medicine	10-K	03/01/04	10.23

†10.29	Amended and Restated License Agreement (2000), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.24

†10.30	Amended and Restated License Agreement (1995), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.25

†10.31	Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P.	8-K	12/09/02	10.1

†10.32	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

10.33	First Amendment to Collaborative Research, Development and License Agreement, effective December 10, 2004, between Curis and Genentech, Inc.				X

†10.34	Collaboration, Research and License Agreement, dated January 12, 2004, between Curis and Wyeth	10-K	03/01/04	10.29

	Material contracts—Miscellaneous

†10.35	Termination Agreement and Amendments to Finance Documents, dated May 16, 2003, between Elan Corporation, PLC, Neuralab Limited, Elan International Services, LTD, Elan Pharma International Limited, Curis, Inc. and Curis Newco, LTD	8-K	06/03/03	10.1

10.36	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

10.37	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

10.38	Common Stock Purchase and Registration Rights Agreement, dated January 9, 2004, between Curis and Wyeth	10-K	03/01/04	10.34

3

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.39	Form of Common Stock and Warrant Purchase Agreement, dated August 11, 2003, entered into by Curis and certain investors, together with a schedule of such investors and the material details of each such agreement	10-Q	11/12/03	10.1

10.40	Form of Stock Purchase Agreement, dated as of October 12, 2004, entered into by Curis and each of the purchasers, together with a schedule of purchasers who are parties thereto	8-K	10/14/04	10.1

Code of Conduct

14	Code of Business Conduct and Ethics	10-K	03/01/04	14

Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Notice Regarding Consent of Arthur Andersen LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions of this exhibit.
††	Confidential treatment has been granted as to certain portions of this exhibit.

4