Form 10-Q
period 2005-03-31
CURIS INC
filed 2005-04-29
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 27, 2005, there were 47,900,726 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,530,187	$22,679,924
Marketable securities	28,365,465	26,834,038
Accounts receivable	2,089,904	1,226,460
Prepaid expenses and other current assets	1,286,919	843,198

Total current assets	49,272,475	51,583,620

Property and Equipment, net	4,165,719	3,416,620

Other Assets:
Long-term investments	1,048,348	2,606,681
Long-term investments—restricted	193,166	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	83,353	102,122
Deposits and other assets	488,164	750,604

Total other assets	10,795,031	12,634,573

	$64,233,225	$67,634,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt obligations, current portion	$751,595	$1,141,294
Accounts payable	1,234,627	1,643,219
Accrued liabilities	2,389,865	1,078,687
Deferred revenue, current portion	4,062,895	1,939,708

Total current liabilities	8,438,982	5,802,908
Long-term debt obligations, net of current portion	1,500,000	—
Convertible notes payable	2,460,325	5,710,007
Deferred revenue, net of current portion	4,344,909	6,941,545
Other long-term liabilities	380,993	271,058

Total liabilities	17,125,209	18,725,518

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at March 31, 2005 and December 31, 2004; 48,930,583 and 47,882,876 shares issued and outstanding, respectively, at March 31, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	489,306	485,652
Additional paid-in capital	716,124,121	713,202,427
Treasury stock (at cost, 1,047,707 shares at March 31, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(433,841)	(834,157)
Accumulated deficit	(668,085,651)	(662,972,709)
Accumulated other comprehensive income	(94,645)	(80,644)

Total stockholders’ equity	47,108,016	48,909,295

	$64,233,225	$67,634,813

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Gross revenues	$2,771,771	$855,805
Contra-revenues from co-development with Genentech (Note 3)	(3,304,502)	—

Net revenues	(532,731)	855,805

COSTS AND EXPENSES:
Research and development	3,116,188	2,807,835
General and administrative	1,697,864	1,915,149
Stock-based compensation (A)	(49,733)	301,701
Amortization of intangible assets	18,768	18,768

Total costs and expenses	4,783,087	5,043,453

Loss from operations	5,315,818	4,187,648

OTHER INCOME (EXPENSE):
Interest income	259,460	107,331
Other income	24,958	153,845
Interest expense	(81,541)	(111,347)

Total other income	202,877	149,829

Net loss	$5,112,941	$4,037,819

Net loss per common share (basic and diluted)	$0.11	$0.10

Weighted average common shares (basic and diluted)	47,846,903	41,105,756

Net loss	$5,112,941	$4,037,819
Unrealized loss (gain) on marketable securities	14,001	(6,228)

Comprehensive loss	$5,126,942	$4,031,591

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$(51,521)	$211,114
General and administrative	1,788	90,587

Total stock-based compensation	$(49,733)	$301,701

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,112,941)	$(4,037,819)

Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	196,817	301,935
Stock-based compensation expense	(49,733)	301,701
Non-cash interest expense on notes payable	55,844	103,518
Amortization of intangible assets	18,768	18,768
Changes in operating assets and liabilities:
Accounts receivable	(863,444)	(152,242)
Prepaid expenses and other assets	(181,281)	191,241
Accounts payable and accrued liabilities	1,012,521	644,863
Deferred contract revenue	(473,449)	1,147,622

Total adjustments	(283,957)	2,557,406

Net cash used in operating activities	(5,396,898)	(1,480,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,916,071)	(8,580,091)
Sale of marketable securities	6,370,642	2,145,929
Purchase of long-term investments	—	(3,249,395)
Sale of long-term investments	1,558,333	1,027,208
Purchases of property and equipment	(945,916)	(84,985)

Net cash used in investing activities	(933,012)	(8,741,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	69,872	2,516,101
Proceeds from line of credit	1,110,301	—
Repayments of obligations under capital leases	—	(319,967)

Net cash provided by financing activities	1,180,173	2,196,134

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,149,737)	(8,025,613)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,530,187	$19,708,935

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 4)	$3,305,523	$—

See accompanying notes to unaudited consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (“the Company” or “Curis”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company’s lead product, a topical therapy for the treatment of basal cell carcinoma, is being co-developed with Genentech, Inc., or Genentech, a collaborator. The Company is sharing equally in all U.S. development costs and will share equally in any future U.S. net profits and/or losses, should its basal cell carcinoma product candidate be successfully developed and marketed. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration and in overseas market by similar regulatory agencies.

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2005.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Genentech Collaboration Accounting

Pursuant to the terms of the Company’s collaboration agreement with Genentech, on January 28, 2005, the Company elected to exercise a co-development option with Genentech pursuant to which it will share equally in all U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. On March 31, 2005, Genentech filed an investigational new drug application with the FDA in order to initiate human clinical

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, the Company expects that the phase II clinical trial will be completed in mid-2007. The Company expects to incur significant costs related to the funding of its share of the development expenses through phase II clinical trials and additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that the Company and Genentech successfully complete phase II clinical trials.

In connection with the co-development arrangement, the Company has applied the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, which addresses revenue arrangements where both parties make cash payments to each other, as is the case with the Company’s collaboration agreement with Genentech. The collaboration is generally divided between two development programs—topical therapy for the treatment of basal cell carcinoma and the systemic treatment of other solid tumor cancers. As noted above, the topical therapy for the treatment of basal cell carcinoma product candidate is being co-developed by Genentech and the Company and the Company reimburses Genentech for the Company’s equal share of the basal cell carcinoma development costs incurred and invoiced by Genentech. Under the systemic treatment of other solid tumor cancer program, Genentech reimburses the Company for research services that the Company performs under the collaboration, as defined in the agreement. In addition, Genentech reimburses the Company for certain of the Company’s patent and other expenses and will pay the Company development milestones and royalties, should certain development objectives and/or commercial sales occur.

The Company records revenues equal to the amounts reimbursable by Genentech for research and development costs, as well as the amortization of up-front fees received from Genentech. The amount of revenues recognized by the Company is reduced by its share of the co-development expenses which the Company pays to Genentech up to the total cumulative revenues recognized under this collaboration. Costs incurred in excess of the total cumulative revenues recognized under this collaboration are first recorded against any remaining Genentech-related deferred revenue recorded by the Company. Once all Genentech-related deferred revenue balances have been reduced to zero balances, co-development costs are then recognized as research and development expenses.

As of March 31, 2005, the Company has recorded cumulative revenues under the collaboration agreement with Genentech of $3,808,000. During the first quarter of 2005, the Company incurred $3,305,000 in costs related to the co-development of the basal cell carcinoma therapeutic product candidate, which represents amounts owed to Genentech for the reimbursement of the Company’s equal share of costs incurred by Genentech under the agreement. In accordance with EITF 01-9, the Company has recorded a reduction to revenues, or contra-revenue, of $3,305,000 in its consolidated statement of operations and comprehensive loss for the three-month period ended March 31, 2005.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

4.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Notes payable to financing agencies for capital purchases	$2,250,000	$1,141,000
Convertible promissory note agreement with Elan Pharma International, Limited including approximately $298,000 and $115,000 of accrued interest at December 31, 2004	—	3,298,000
Convertible subordinated note payable to Becton Dickinson, net of $67,000 and $80,000 discount and including $527,000 and $492,000 of accrued interest at March 31, 2005 and December 31, 2004, respectively	2,460,000	2,412,000

	4,710,000	6,851,000
Less—current portion	(750,000)	(1,141,000)

Total long-term debt obligations	$3,960,000	$5,710,000

Effective January 7, 2005, the Company entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date in which it can request periodic financings up to $2,250,000 for qualifying purchases of equipment and leaseholds under the loan agreement through April 30, 2005. On March 23, 2005, the Company drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised its option to convert the then outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $62,500 beginning on May 1, 2005 and extending through the 36-month term. Accordingly, the Company has classified $750,000 as a current obligation and $1,500,000 as a long-term obligation. The loan is collateralized by all of the Company’s property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of March 31, 2005, the Company was in compliance with the sole covenant under this agreement to maintain a minimum working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On January 7, 2005, Elan Pharma International Limited, or EPIL, elected to convert the entire balance of its outstanding convertible note into shares of the Company’s common stock. As of January 7, 2005, the outstanding balance of the EPIL note, including interest, was $3,305,523. In accordance with the terms of the amended and restated convertible note payable with EPIL, 330,552 shares of the Company’s common stock were issued to EPIL based on a conversion rate of $10.00 per share. The Company has no further obligations to EPIL.

5.	Accounting for Stock-Based Compensation

The Company has two stock option plans. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including FASB Interpretation No. 44, in accounting for qualifying options granted to its employees and directors under its plans and applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB No. 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(5,113,000)	$(4,038,000)
Add back: employee stock-based compensation included in net loss applicable to common stockholders, as reported	2,000	209,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,178,000)	(1,952,000)

Pro forma net loss	$(6,289,000)	$(5,781,000)
Net loss per common share (basic and diluted)—
As reported	$(0.11)	$(0.10)
Pro forma	$(0.13)	$(0.14)

The effects on three months ended March 31, 2005 and 2004 pro forma net loss and net loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are generally not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

6.	Subsequent Events

(a)	Drug Discovery Collaboration Agreement with Genentech

On April 1, 2005, the Company entered into a Drug Discovery Collaboration Agreement with Genentech for discovery and development of small molecule compounds that modulate an undisclosed signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue formation and repair and its abnormal activation is associated with certain cancers. Under the terms of the agreement, the Company has granted Genentech an exclusive royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway for any use, except for ex vivo cell therapy purposes and in areas outside of oncology and hematopoiesis.

Under the terms of the agreement, the Company will have primary responsibility for research and development activities and Genentech will be responsible for commercializing products that may result from the collaboration. Genentech is obligated to pay the Company an up-front license fee of $3,000,000 by May 1, 2005 and has agreed to fund up to $6,000,000 for research and development activities during the initial research term, subject to its termination rights. Genentech will also make cash payments to the Company contingent upon the successful achievement of certain development, clinical and drug approval milestones. The initial research term under the agreement is two years and Genentech has an option of extending the term for up to two additional years. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Each party has the right to terminate the agreement on 60 days’ notice for an uncured material breach by the other party. Genentech has the right to terminate the agreement at any time after the first anniversary

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

of the effective date, upon six months prior written notice, if such termination is to be effective prior to the end of the initial research term, and upon sixty days prior written notice otherwise. In the event of termination by Genentech, the Company would be entitled to receive only a reduced royalty for those products that are covered by a subset of certain intellectual property rights, in lieu of the standard contract royalties that would otherwise apply.

(b)	Second Amendment to Collaborative Research, Development and License Agreement with Genenetech

On April 13, 2005, the Company entered into a Second Amendment to the Collaborative Research, Development and License Agreement with Genentech dated June 11, 2003. The effective date of the amendment was April 11, 2005. Under the terms of the amendment, Genentech will provide to the Company an additional $2,000,000 of funding to continue development of therapeutics to treat solid tumor cancers, and the research term has been extended until December 11, 2005 (previously June 11, 2005). At Genentech’s option, the research term may be extended for an additional six-month period to June 11, 2006, upon written notice delivered to the Company no later than October 1, 2005. Other than the change to the period of the research term and payments associated with such research, the amendment has not changed the terms of the agreement, which remains in full force and effect.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used our product development approach to produce multiple compounds with potential use for several different disease indications. For example, we have developed a product candidate for the topical treatment of basal cell carcinoma, which is the subject of a recently submitted investigational new drug application, and several promising preclinical product candidates in the fields of cancer, kidney disease, neurological disorders, cardiovascular disease and hair growth regulation. We operate in a single reportable segment: developmental biology products. We expect that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $668,086,000 as of March 31, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Genentech and Wyeth Pharmaceuticals, or Wyeth, to develop therapeutics which modulate the signaling of the Hedgehog pathway and an additional collaboration with Genentech to develop therapeutics that modulate an undisclosed signaling pathway that plays an important role in cell proliferation. We have also licensed our BMP pathway portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration for all non-orthopedic and dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be either a majority or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $18,000,000 in up-front payments, including $5,000,000 received from the sale of shares of our common stock, and potential future clinical development milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received upon successful completion of specified research, development objectives and regulatory approval.

In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our technologies.

Pursuant to the terms of our Hedgehog pathway collaboration agreement with Genentech, on January 28, 2005 we exercised a co-development option with Genentech pursuant to which we will share equally in all U.S. development costs and will share equally in any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through the planned completion of phase II clinical trials. On March 31, 2005, Genentech filed an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

Financial Operations Overview

General.    Our future operating results will depend largely on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources at March 31, 2005 should enable us to maintain current and planned operations into mid-2007, including expected spending related to our co-development of our lead product candidate for the treatment of basal cell carcinoma, under development with Genentech. Our ability to continue funding our planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date has been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Ortho Biotech Products and Wyeth as well as royalty revenue and payments received upon monetization of such royalty rights from Stryker Corporation. We do not expect to generate any net revenue from our Hedgehog antagonist collaboration with Genentech until we obtain FDA approval to commercialize a basal cell carcinoma product candidate, if ever, as our share of co-development costs will be recorded as a reduction to any revenue recognized under this collaboration in accordance with EITF 01-9. In the future, we will seek to generate revenue from a combination of license fees, research and development funding and milestone payments and royalties resulting from the sale of products which incorporate our intellectual property in connection with strategic licenses and collaborations, and from sales of any products we successfully develop and commercialize, either alone or in partnership with third parties. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

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

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid-preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigation new drug application filing with the FDA, referred to as an IND in the table below, seeking to commence a phase I clinical trial to assess safety in humans.

Except for the public disclosures of Genentech, all of our estimates below regarding planned filing dates for investigational new drug applications for our product development programs are solely our judgments. These estimates may not reflect the plans of our corporate collaborators or licensors, if applicable. Moreover, because of the early stage of development of these programs, our ability and that of our collaborators and licensors to successfully complete preclinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain. Accordingly, the estimated period in which we or our collaborators or licensors may file an investigational new drug application for any of these product candidates may vary materially from the estimates set forth below:

Product Candidate	Primary Indication	Collaborator/Licensee	Status	Estimated period of IND Filing
Hh topical small molecule antagonist	Basal cell carcinoma	Genentech(1)	Late preclinical	March 31, 2005
Hh systemic small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical	2006
BMP-7 protein	Kidney disease	Ortho Biotech Products(2)	Late preclinical	Late 2005 /Early 2006
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical	2006
Hh small molecule agonist	Hair growth	Internal development(3)	Late preclinical	2006
Hh agonist/protein/gene	Cardiovascular disease	Internal development(3),(4)	Mid preclinical	To be determined(5)
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery	To be determined(5)
Discovery research	Undisclosed pathway	Genentech	Discovery	To be determined(5)
Discovery research	Various signaling pathways	Internal development	Discovery	To be determined(5)

(1)	Genentech filed an investigational new drug application for our basal cell carcinoma product candidate on March 31, 2005.

(2)	This product candidate has been licensed to Ortho Biotech Products. Under the license arrangement, we expect to incur no future costs related to these programs, assuming the license agreement remains in effect. All development decisions are at the sole discretion of Ortho Biotech Products.

(3)	Our Hh small molecule agonists were licensed to Wyeth under our collaboration agreement, effective February 2004. Under the terms of our collaboration agreement with Wyeth, our retained rights to use Hh small molecule agonists in our hair loss and cardiovascular disease programs are subject to the requirement that Wyeth must first determine that such compounds are less suitable for systemic use in the Wyeth neurological disorders program and thus available for further development in our hair loss and cardiovascular disease programs. In December 2004, Wyeth made several compounds available to us for our further development in the hair growth program.

(4)	We have incurred nominal expenses related to our cardiovascular disease program. Our preclinical data relating to this program has been derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. We have entered into agreements under which additional third-party collaborators are attempting to replicate this preclinical data. We cannot estimate the period in which we will make an investigational new drug filing for this program since we have not yet replicated the preclinical data and any investigational new drug filing will be dependent on the successful replication of these data. In addition, should we be successful in our efforts to license this program in 2005, any investigational new drug filing will ultimately be the responsibility of a strategic collaborator. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

(5)	The programs included within this section are not well enough defined for us to generate estimates regarding the timing of filing an investigational new drug application.

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

•	the timing of when collaborators may make compounds that are subject to our retained rights available for our development;

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

•	future clinical trials results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Results.”

In December 2004, we received a development plan and budget from Genentech relating to the clinical development of a small molecule formulated for topical treatment for basal cell carcinoma. We and Genentech will co-develop this product candidate and will share equally in all U.S. development costs. Based on Genentech’s budget, we expect that we will incur approximately $20,000,000 in development expenses through phase II clinical trials. On March 31, 2005, Genentech filed an investigational new drug application with the FDA, and assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

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

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenue has been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Wyeth and Ortho Biotech Products. These strategic license and collaboration agreements included $18,000,000 in up-front payments, including $5,000,000 from the sale of shares of our common stock, and potential future clinical development milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms and all milestone payments are received upon successful completion of specified research and development objectives.

The collaborations and licenses are summarized as follows:

Genentech Hedgehog Antagonist Collaboration.    In June 2003, as amended in December 2004 and April 2005, we entered into a collaborative research, development and license agreement with Genentech in which we licensed our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of our collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule formulated for topical treatment of basal cell carcinoma, and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. The topical Hedgehog antagonist for basal cell carcinoma is subject to a co-development arrangement with Genentech in which we share equally in both the U.S. development costs and any future U.S. net profits and/or losses of the product candidate, and on March 31, 2005, Genentech filed an investigational new drug application with the FDA.

Genentech Discovery Research Collaboration.    On April 1, 2005, we entered into a drug discovery collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate an undisclosed signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue formation and repair and its abnormal activation is associated with certain cancers. Under the terms of the agreement, we granted Genentech an exclusive license to make, use and sell the small molecule compounds that are modulators of the pathway for any use, except for ex vivo cell therapy purposes and in areas outside of oncology and hematopoiesis.

Under the terms of the agreement, we will have primary responsibility for research and development activities and Genentech will be responsible for commercializing products that may result from the collaboration. Genentech is obligated to pay us an up-front license fee of $3,000,000 by May 1, 2005 and has agreed to fund up to $6,000,000 for research and development activities during the initial research term, subject to its termination rights. Genentech will also make cash payments to us contingent upon the successful achievement of certain development, clinical and drug approval milestones. The initial research term under the agreement is two years and Genentech has an option of extending the term for up to two additional years. Genentech will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Each party has the right to terminate the agreement on 60 days’ notice for an uncured material breach by the other party. Genentech has the right to terminate the agreement at any time after the first anniversary of the effective date, upon six months prior written notice, if such termination is to be effective prior to the end of the initial research term, and upon sixty days prior written notice otherwise. In the event of termination by Genentech, we would be entitled to receive only a reduced royalty for those products that are covered by a subset of certain intellectual property rights, in lieu of the standard contract royalties that would otherwise apply.

Wyeth Hedgehog Agonist Collaboration.    Effective February 2004, we entered into a collaobration, research and license agreement with Wyeth in which we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological disorders, including neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock at a price of $4.754 per share for an aggregate purchase price of $1,500,000. Wyeth will also provide us with research funding for a minimum of two years. In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume. On March 23, 2005, we achieved a development milestone under the Wyeth collaboration. The milestone is based on Wyeth’s and our continued progress in preclinical development of Hedgehog pathway agonists for the treatment of stroke, neurological and other disorders. The milestone will trigger a $250,000 payment from Wyeth to us in accordance with the terms of their 2004 agreement.

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

Ortho Biotech BMP Products License.    In November 2002, we entered into an agreement with Ortho Biotech Products in which we licensed our broad BMP technology portfolio to Ortho Biotech Products on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3,500,000 fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. Ortho Biotech Products has assumed all future costs and responsibility for BMP-based product development and has sole responsibility for deciding if and when human clinical trials of BMP-based product candidates will begin.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates on historical experience and on various other factors we believe are appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to understanding the judgments and estimates we use in preparing our financial statements:

Long-Lived Assets.    Long-lived assets consist of goodwill, long-term receivables, equity securities held in Micromet, ES Cell International and Aegera Therapeutics, and long-term deposits. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we perform a goodwill impairment test annually. If we determined that the carrying value of intangible or long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method.

Valuation of investments in privately held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $100,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of March 31, 2005, believe that the fair value of our investments is not less than their carrying value.

If the financial condition or results of Aegera or ES Cell decline significantly or if Micromet’s financial condition continues to decline, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

Revenue recognition.    Revenue is a key component of our results of operations. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9.

In accordance with SAB No. 104, we recognize revenue related to research activities as they are performed, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

We analyze our multiple-element arrangements entered into since July 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21. We recognize license payments as revenue when received if the license has stand-alone value and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. We recognize revenues from reimbursable research and development activities at the time these activities are performed under the terms of the related agreement, when the collaborator is obligated to pay and when no future performance obligations exist.

We apply EITF 01-9 for revenue arrangements where both parties reimburse each other for certain costs, such as our collaboration agreement with Genentech, which includes payments from Genentech to us for license fees, reseach and development services, and development milestones as well as payments from us to Genentech which represent our equal share of costs incurred by Genentech for the co-development of a therapeutic product candidate for the topical treatment of basal cell carcinoma. In accordance with EITF 01-9, we record revenues equal to the amounts reimbursable by Genentech for research and development costs as well as the amortization of the up-front payments received from Genentech. We then record as a reduction to revenue, or contra-revenue, our share of the co-development expenses which we pay to Genentech up to the total cumulative revenue recognized under this collaboration since its inception in June 2003. Costs incurred in excess of the total cumulative revenues recognized under this collaboration are first recorded against any remaining Genentech-related deferred revenue recorded on our balance sheet. Once the Genentech-related deferred revenue balances have been reduced to zero balances, these costs are then recognized as research and development expenses.

As of March 31, 2005, we have recognized cumulative revenues under our collaboration agreement with Genentech of $3,808,000. During the first quarter of 2005, we incurred $3,305,000 in costs related to the co-development of the therapeutic product candidate for the topical treatment of basal cell carcinoma, which represents amounts owed to Genentech for the reimbursement of our equal share of costs incurred by Genentech under the agreement. In accordance with EITF 01-9, we have recorded a reduction to revenues of $3,305,000 in our consolidated statement of operations and comprehensive loss for the three-month period ended March 31, 2005.

Amounts received for license fees are deferred and recognized as services are performed over the estimated performance period of the contract. Any obligations related directly to the receipt of a license fee are also deferred and recognized as services are performed over the performance period of the contract. Amounts received for milestones are recognized upon achievement of the milestone, as long as the milestone is deemed to be substantive and we have no other performance obligations with respect to that milestone. In the event that we have remaining performance obligations, the portion of the milestone payment equal to the lesser of the non-refundable cash received or the percentage of the services performed through that date multiplied by the total milestone payment would be recognized as revenue. Revenue received under grants is being recognized as the services are provided and payment is assured under the terms of the grant.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. We have recorded short-term deferred revenue of $4,063,000 and long-term deferred revenue of $4,345,000 as of March 31, 2005. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, by March 31, 2006. Amounts that we expect will not be recognized prior to March 31, 2006 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of March 31, 2005. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from April 1, 2005 through March 31, 2006.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. Our period of involvement is largely determined by the time to commercialize our basal cell carcinoma clinical candidate that we are co-developing with Genentech and our estimate of time to reach clinical development for candidates under our collaboration with Wyeth. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

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

Results of Operations

Quarters Ended March 31, 2005 and March 31, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2005	2004
Gross Revenues:
Genentech	$1,252,000	$463,000	170%
Wyeth	932,000	343,000	172%
Spinal Muscular Atrophy Foundation	588,000	—	100%
Other	—	50,000	(100%)

Subtotal	2,772,000	856,000	224%
Contra-revenue on co-development with Genentech	(3,305,000)	—	(100%)

Net revenues	$(533,000)	$856,000	(162%)

Gross revenues generated under our ongoing collaborations with Genentech and Wyeth as well as our grant from the Spinal Muscular Atrophy Foundation, were $2,772,000 for the first quarter of 2005 as compared to $856,000 for the same period in prior year, an increase of $1,916,000, or 224%, summarized as follows:

Genentech Collaboration.    We recognized $1,252,000 in gross revenues related to our collaboration with Genentech for the three months ended March 31, 2005. Of this amount, $273,000 was from the amortization of $9,000,000 in license and up-front payments previously received from Genentech. In addition, we recognized gross revenues of $955,000 for the reimbursement for support of full-time equivalents and $24,000 relating to other research and development services performed under the collaboration agreement with Genentech for the three months ended March 31, 2005. We recognized $463,000 in revenue for the three months ended March 31, 2004.

Wyeth Collaboration.    We recognized $932,000 in gross revenue related to our collaboration with Wyeth for the three months ended March 31, 2005. This amount consists of revenue of $75,000 from the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. In addition, we recognized $607,000 relating to research and development services performed under the collaboration agreement with Wyeth and $250,000 for the achievement of a preclinical development milestone for the three months ended March 31, 2005. We recognized $343,000 in revenue for the three months ended March 31, 2004.

Spinal Muscular Atrophy Foundation Grant.    We recognized $588,000 in gross revenue relating to research and development services performed under the $5,364,000, three-year grant from the Spinal Muscular Atrophy Foundation for the three months ended March 31, 2005. Since this grant was not received until September 2004, no revenue related to the Spinal Muscular Atrophy Foundation was recognized in the first quarter of 2004.

For the three month period ending March 31, 2005, we also recorded contra-revenue, or a reduction to gross revenues, of $3,305,000 related to our co-development option with Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate. Of the amount classified as contra-revenue, $2,178,000 relates to costs incurred by Genentech for the basal cell carcinoma program in 2004 and $1,127,000 relates to costs incurred in the first quarter of 2005.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program		For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	Primary Indication	2005	2004
Hh small molecule antagonist	Basal cell carcinoma	$16,000	$48,000	(67%)
Hh small molecule and antibody antagonist	Cancer	950,000	1,032,000	(8%)
Hh small molecule agonist	Nervous system disorders	704,000	863,000	(18%)
Hh small molecule agonist	Hair loss	243,000	185,000	31%
Discovery research	Spinal muscular atrophy	661,000	—	100%
Discovery research	Various	542,000	680,000	(20%)

Total research and development expense		$3,116,000	$2,808,000	11%

The increase of $308,000 in total research and development expenses in the three months ended March 31, 2005 was primarily due to an increase in spending of $661,000, or 100%, on our discovery research program, which is under a sponsored research agreement with the Spinal Muscular Atrophy Foundation. As this agreement was not entered into until September 2004, we incurred no expenses for this program during the period ended March 31, 2004. Reduced spending in other programs, particularly decreases of $159,000 and $138,000 in our Hedgehog small molecule agonist program for nervous system disorders and other discovery research program, respectively, offset this increase.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2005	2004
Personnel	$745,000	$791,000	(6%)
Occupancy and depreciation	134,000	193,000	(31%)
Legal services	291,000	304,000	(4%)
Professional and consulting services	279,000	269,000	4%
Insurance costs	107,000	133,000	(20%)
Other general and administrative expenses	142,000	225,000	(37%)

Total general and administrative expenses	$1,698,000	$1,915,000	(11%)

The decrease in total general and administrative expenses for the three months ended March 31, 2005, was primarily due to decreases in personnel costs of $46,000, occupancy and depreciation expenses of $59,000 and other general and administrative expenses of $83,000. Other general and administrative expenses are comprised of travel expenses, temporary help, computer and office supplies.

Stock-based Compensation.    We recorded a $50,000 reversal of stock-based compensation expense for the three-month period ended March 31, 2005 related to mark-to-market adjustments of stock options issued to non-employees. We recognized expense of $302,000 for the three-month period ended March 31, 2004, a decrease of $352,000, or 117%. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value on August 18, 2000 that became fully vested as of August 18, 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004. We recorded $257,000 in stock-based compensation related to these options for the three months ended March 31, 2004. We also recorded $45,000 in stock-based compensation related to non-employee options for the period ended March 31, 2004. The decrease was also attributable to options issued to non-employees that are marked-to-market liabilities. As our stock price fluctuates, the liability either increases or decreases. Because our stock price declined, we recorded a reversal of our liability for stock-based compensation expense.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended March 31, 2005 and 2004.

Interest Income.    Interest income was $259,000 for the three-month period ended March 31, 2005 as compared to $107,000 for the three-month period ended March 31, 2004, an increase of $152,000, or 142%. The increase in interest income resulted from higher interest rates and a higher available investment balance for the period ended March 31, 2005.

Other Income.    Other income for the three-month period ended March 31, 2005 was $25,000 as compared to $154,000 for the three-month period ended March 31, 2004, a decrease of $129,000, or 84%. For the quarter ended March 31, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator.

Interest Expense.    Interest expense for the three-month period ended March 31, 2005 was $82,000 as compared to $111,000 for the three-month period ended March 31, 2004, a decrease of $29,000, or 26%. The decrease in interest expense was attributable to a decrease in interest expense accrued under our convertible note payable to Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation. We recorded $8,000 and $46,000, respectively, for the three-month periods ended March 31, 2005 and 2004 under the convertible note payable to EPIL. In addition, we recorded $26,000 and $17,000, respectively, for the three-month periods ended March 31, 2005 and 2004 under our debt and capital lease obligations. At March 31, 2005, we had outstanding debt of $2,250,000 under a loan agreement with Boston Private Bank & Trust Company.

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $5,113,000 for the three-month period ended March 31, 2005 as compared to a net loss applicable to common stockholders of $4,038,000 for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At March 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $45,896,000, excluding restricted long-term investments of $193,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with original maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborators. In general, our only source of cash flows from operations for the foreseeable future will be the up-front license payments, payments for the achievement of milestones, if any, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under existing collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $5,397,000 for the three-month period ended March 31, 2005 as compared to $1,480,000 for the three-month period ended March 31, 2004. Cash used in operating activities during the three-month period ended March 31, 2005 was primarily the result of our net loss for the period partially offset by an increase in working capital and by non-cash charges including depreciation, amortization and non-cash interest expense. Cash used in operating activities during the three-month period ended March 31, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the three-month period ended March 31, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss.

Investing activities used cash of $933,000 for the three-month period ended March 31, 2005 as compared to $8,741,000 used in the three-month period ended March 31, 2004. Net cash used in investing activities resulted principally from $946,000 in fixed asset purchases for the three months ended March 31, 2005. We expect that we will continue to use cash in our investing activities as we expand our infrastructure. Cash used results principally from $8,656,000 in net investment purchases for the quarter ended March 31, 2004.

Financing activities provided cash of approximately $1,180,000 for the three-month period ended March 31, 2005, resulting from proceeds of $1,110,000 from the issuance of debt for the purchase of fixed assets and $70,000 received upon stock option exercises. Financing activities provided approximately $2,196,000 of cash for the three-month period ended March 31, 2004, resulting primarily from the sale of our common stock, including the sale of 315,524 shares to Wyeth and proceeds received upon stock option exercises. This increase was offset by $320,000 in repayments of obligations under capital leases.

Pursuant to our co-development arrangement with Genentech, under which we share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma, we expect that we will incur approximately $20,000,000 in development expenses through phase II clinical trials, of which $2,178,000 was paid during the first quarter of 2005 and an additional $1,127,000 has been accrued. Genentech filed an investigational new drug application with the FDA on March 31, 2005 in order to initiate human clinical investigation of the basal cell carcinoma product candidate. Assuming the acceptance of the investigational new drug application by the FDA and the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials.

Effective January 7, 2005, we entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date in which we can request periodic financings up to $2,250,000 for qualifying purchases of equipment and leaseholds under the loan agreement through April 30, 2005. On March 23, 2005, we drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised our option to convert the outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $62,500 beginning on May 1, 2005 extending through the 36-month term. The loan is collateralized by all of our property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of March 31, 2005, we were in compliance with the sole covenant under this agreement. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of March 31, 2005, there was approximately $2,527,000, including approximately $527,000 in accrued interest, outstanding under the note agreement.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at March 31, 2005:

	(amounts in 000’s)
	Remainder of 2005(3)	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated long-term debt(1)	$—	$2,805	$—	$—	$—	$—	$2,805
Debt obligations under note payable	600	853	798	254	—	—	2,505
Operating lease obligations	610	1,323	1,105	948	948	948	5,882
Outside service obligations(2)	1,206	—	—	—	—	—	1,206
Licensing obligations	225	—	—	—	—	—	225

Total future obligations.	$2,641	$4,981	$1,903	$1,202	$948	$948	$12,623

(1)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

(2)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(3)	Obligations do not include amounts we will owe Genentech under our co-development arrangement.

We anticipate that existing capital resources at March 31, 2005, should enable us to maintain current and planned operations into mid-2007, including spending related to the co-development of our basal cell carcinoma product candidate under development with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to maintain or reduce our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2005.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

Factors That May Affect Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of March 31, 2005, we had an accumulated deficit of approximately $668,086,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. In particular, our currently-planned operating and capital requirements primarily include the need for working capital to:

•	fund our portion of the development costs for a basal cell carcinoma drug candidate pursuant to our equal cost-sharing co-development arrangement with our collaborator, Genentech;

•	support our research and development activities for our internal programs; and

•	fund our general and administrative costs and expenses.

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

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of many of our product candidates and for a significant portion of our revenue. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech Products, and Wyeth. $2.2 million and $4.4 million, or 79% and 88%, respectively, of our gross revenue for the first quarter of 2005 and for the year ended December 31, 2004 were derived from licensing and research and development payments paid to us by these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

The risks that we face in connection with these collaborations include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the collaboration. The timing and amount of any future royalty and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborator were to terminate an agreement, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the collaboration with us.

•	Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.

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

Our future products, if any are successfully developed, may not gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approvals have been obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of any products we successfully develop. If we are not able to obtain a positive reception for such products, our expected revenues from sales of these products would be adversely affected.

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

If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our product candidates or achieve our other business objectives.

We highly depend upon our senior management and scientific staff. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Key members of our senior management team include Daniel R. Passeri, our president and chief executive officer and Dr. Lee L. Rubin, our senior vice president and chief scientific officer. Our executive officers, including these individuals, can terminate their employment with us at any time. The loss of the services of any of our executive officers may significantly delay or prevent the achievement of product research and development and other business objectives. We are not aware of any present intention of any of these individuals to leave our company. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency. We do not maintain key man life insurance on any of these executive officers.

Our ability to operate successfully will depend on our ability to attract and retain qualified personnel, consultants and advisors. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

If we make any acquisitions, we will incur a variety of costs and may never successfully integrate the acquired business into ours.

We may attempt to acquire businesses, technologies, services or products that we believe are a strategic complement to our business model. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. We may also make dilutive issuances of equity securities, incur debt, experience a decrease in the cash available for our operations, or incur contingent liabilities in connection with any future acquisitions.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $2.46 per share for the period January 1, 2004 through March 31, 2005. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2005, we had outstanding approximately 47.9 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: April 29, 2005	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Drug Discovery and Collaboration Agreement dated April 1, 2005 by and between Curis, Inc. and Genentech, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

†	Confidential treatment has been requested as to certain portions of this exhibit.