Form 10-Q
period 2005-06-30
CURIS INC
filed 2005-08-09
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 5, 2005, there were 48,190,334 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENT S

CURIS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,136,568	$22,679,924
Marketable securities	29,392,086	26,834,038
Accounts receivable	624,671	1,226,460
Prepaid expenses and other current assets	738,629	843,198

Total current assets	49,891,954	51,583,620

Property and Equipment, net	4,349,866	3,416,620

Other Assets:
Long-term investments	—	2,606,681
Long-term investments – restricted	193,166	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	64,585	102,122
Deposits and other assets	481,914	750,604

Total other assets	9,721,665	12,634,573

	$63,963,485	$67,634,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$763,033	$1,141,294
Convertible notes payable	2,508,643	—
Accounts payable	1,723,020	1,643,219
Accrued liabilities	3,066,728	1,078,687
Deferred revenue, current portion	2,668,868	1,939,708

Total current liabilities	10,730,292	5,802,908
Long-term debt obligations, net of current portion	1,375,000	—
Convertible notes payable, net of current portion	—	5,710,007
Deferred revenue, net of current portion	8,307,811	6,941,545
Other long-term liabilities	647,397	271,058

Total liabilities	21,060,500	18,725,518

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized; 49,110,029 and 48,062,322 shares issued and outstanding, respectively, at June 30, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	491,100	485,652
Additional paid-in capital	716,553,532	713,202,427
Treasury stock (at cost, 1,047,707 shares at June 30, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(428,810)	(834,157)
Accumulated deficit	(672,760,610)	(662,972,709)
Accumulated other comprehensive loss	(60,953)	(80,644)

Total stockholders’ equity	42,902,985	48,909,295

	$63,963,485	$67,634,813

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Gross revenues	$3,094,642	$1,120,068	$5,866,413	$1,975,874
Contra-revenues from co-development with Genentech (Note 4)	(1,574,000)	—	(4,878,502)	—

Net revenues	1,520,642	1,120,068	987,911	1,975,874

COSTS AND EXPENSES:
Research and development	3,686,805	2,829,862	6,802,993	5,637,699
General and administrative	2,606,770	2,239,299	4,304,635	4,154,447
Stock-based compensation (A)	77,324	388,918	27,591	690,619
Amortization of intangible assets	18,768	18,768	37,536	37,535

Total costs and expenses	6,389,667	5,476,847	11,172,755	10,520,300

Loss from operations	(4,869,025)	(4,356,779)	(10,184,844)	(8,544,426)

OTHER INCOME (EXPENSE):
Interest income	283,200	108,840	542,661	216,172
Other income	—	39,500	24,958	193,345
Interest expense	(89,135)	(92,933)	(170,676)	(204,279)

Total other income, net	194,065	55,407	396,943	205,238

Net loss	$(4,674,960)	$(4,301,372)	$(9,787,901)	$(8,339,188)

Net loss per common share (basic and diluted)	$(0.10)	$(0.10)	$(0.20)	$(0.20)

Weighted average common shares (basic and diluted)	47,964,360	41,467,655	47,905,956	41,286,705

Net loss	$(4,674,960)	$(4,301,372)	$(9,787,901)	$(8,339,188)
Unrealized gain (loss) on marketable securities	33,692	(65,386)	19,691	(59,158)

Comprehensive loss	$(4,641,268)	$(4,366,758)	$(9,768,210)	$(8,398,346)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$75,536	$311,252	$24,016	$522,366
General and administrative	1,788	77,666	3,575	168,253

Total stock-based compensation	$77,324	$388,918	$27,591	$690,619

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,787,901)	$(8,339,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,801	583,637
Stock-based compensation expense	27,591	690,619
Non-cash interest on notes payable	104,159	199,233
Amortization of intangible assets	37,536	37,535
Changes in current assets and liabilities:
Accounts receivable	601,789	(336,967)
Prepaid expenses and other assets	373,259	261,776
Accounts payable and accrued liabilities	2,444,181	1,202,450
Deferred contract revenue	2,095,426	762,277

Total adjustments	6,072,742	3,400,560

Net cash used in operating activities	(3,715,159)	(4,938,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(21,293,849)	(15,111,555)
Sales of marketable securities	18,755,492	6,418,768
Purchases of long-term investments	—	(4,568,290)
Sales of long-term investments	2,606,681	2,998,930
Purchases and dispositions of property and equipment	(1,322,047)	(782,809)

Net cash used in investing activities	(1,253,723)	(11,044,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	428,787	2,802,091
Proceeds from line of credit, net	1,121,739	591,930
Repayments of principal obligations under note payable and capital leases	(125,000)	(326,798)

Net cash provided by financing activities	1,425,526	3,067,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,543,356)	(12,916,361)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,136,568	$14,818,187

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 5)	$3,305,523	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company’s lead product candidate, a topical therapy for the treatment of basal cell carcinoma, is being co-developed with Genentech, Inc., or Genentech, a collaborator. The Company is sharing equally in all U.S. development costs and will share equally in any future U.S. net profits and/or losses, should its basal cell carcinoma product candidate be successfully developed and marketed. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2005.

In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for the full year or subsequent interim periods.

3.	Drug Discovery Collaboration Agreement with Genentech

On April 1, 2005, the Company entered into a drug discovery collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate a signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue formation and repair, the abnormal activation of which is associated with certain cancers. Under the terms of the agreement, the Company has granted Genentech an exclusive, royalty-bearing license to make, use and sell the small

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

molecule compounds that are modulators of the pathway. Curis has retained the rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis.

Under the terms of the agreement, the Company will have primary responsibility for research and development activities and Genentech will be responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights. Genentech will also make cash payments to the Company that are contingent upon the successful achievement of certain research, development, clinical and drug approval milestones. Genentech has an option to extend the initial two-year research term for up to two additional years in one year increments. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed. Each party has the right to terminate the agreement on 60 days’ notice for an uncured material breach by the other party.

The Company is recognizing the up-front license fee as revenue over its estimated period of involvement under the collaboration of four years. During the three-month period ended June 30, 2005, the Company recorded $188,000 as revenue related to its $3,000,000 up-front license fee. The Company is recognizing amounts received for research and development activities as such services are performed by the Company since Genentech is obligated to pay these amounts and no other performance obligations exist. As of June 30, 2005, the Company has received $750,000 in funding of such research and development activities, of which $401,000 has been recognized for the three-month period ended June 30, 2005.

4.	Genentech Co-Development Accounting

In June 2003, as amended in December 2004 and April 2005, the Company entered into a collaborative research, development and license agreement with Genentech in which the Company licensed its proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. This collaboration with Genentech is generally divided between two development programs—the systemic treatment of solid tumor cancers and topical therapy for the treatment of basal cell carcinoma.

Under the systemic treatment of solid tumor cancer program, Genentech reimburses the Company for research services that the Company performs under the collaboration, as defined in the agreement. In addition, Genentech reimburses the Company for certain of the Company’s patent and other expenses and will pay the Company development and drug approval milestones, should certain development objectives be achieved, and royalties, should any commercial sales occur.

In January 2005, the Company elected to exercise a co-development option under the basal cell carcinoma program, pursuant to which it will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales. The Company will now share equally in all U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a product candidate for the topical treatment of basal cell carcinoma. Under this co-development arrangement, the Company reimburses Genentech for its equal share of the basal cell carcinoma program development costs incurred and invoiced by Genentech.

In connection with its election to exercise its co-development option, the Company has applied the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, which addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products, as is the case with the Company’s collaboration agreements with Genentech. EITF 01-9 states that situations in which a vendor (the Company) is paying its customer (Genentech) must be evaluated in order to determine if the vendor payment can be treated as expense or as a reduction to revenues generated by the customer relationship. EITF 01-9 also

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

requires that all transactions with a customer be considered when determining the appropriate accounting treatment, including separate collaborations with the same customer.

The Company has entered into two collaborations with Genentech, including its June 2003 license to its Hedgehog antagonist technologies and an April 2005 license relating to another signaling pathway. Under these collaboration agreements with Genentech, the Company, as the vendor, sold licenses to Genentech and received or may receive from Genentech, as the customer, license fees, development and drug approval milestones, royalties on potential future product sales, payments for research services, and reimbursement for certain patent expenses and other costs. In addition, the Company also makes payments to Genentech in connection with the basal cell carcinoma program co-development arrangement. The payments made by the Company to reimburse Genentech for co-development expenses are considered by the Company to be within the scope of EITF 01-9 because the Company considers these payments to be payments from a vendor made to a customer, and the Company has concluded that such payments did not meet any of the scope exceptions outlined in EITF 01-9.

Because the Company concluded that its co-development payments are within the scope of EITF 01-9, the Company is required to record all co-development costs as contra revenues, provided that the cumulative co-development costs do not exceed cumulative revenues recognized under both of our collaborations with Genentech. Accordingly, the Company has consolidated cumulative revenues generated from both of its collaborations with Genentech in order to determine if cumulative negative revenue exists. The Company is currently recording revenues under its two collaborations equal to the amounts earned for research, development, patent and other costs, as well as for the amortization of license fees received from Genentech. These license fees are being recognized on a straight-line basis through June 11, 2011 as the remaining services are performed. The amount of revenues recognized by the Company from these collaborations with Genentech is then reduced by the Company’s share of the co-development expenses that the Company pays to Genentech, up to the total cumulative revenues recognized under these collaborations with Genentech. Any future co-development costs incurred by the Company in excess of the total cumulative revenues recognized and probable future revenues under the Genentech collaborations will first be recorded against any remaining Genentech-related deferred revenue recorded by the Company. Once all Genentech-related deferred revenue balances have been reduced to zero, co-development costs will then be recognized first as an off-set against any future revenue recognized under those collaborations and then as research and development expenses.

As of June 30, 2005, cumulative co-development costs of $4,879,000 incurred by the Company did not exceed cumulative revenues recorded related to its collaborations with Genentech of $5,618,000. Therefore, in accordance with EITF 01-9, the co-development costs have been recorded as a reduction to revenues, or contra-revenue, of $1,574,000 and $4,879,000 in the Company’s consolidated statement of operations and comprehensive loss for the three- and six-month periods ended June 30, 2005, respectively.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

5.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Note payable to financing agency for capital purchases	$2,138,000	$1,141,000
Convertible promissory note agreement with Elan Pharma International, Limited including approximately $298,000 and $115,000 of accrued interest at December 31, 2004	—	3,298,000
Convertible subordinated note payable to Becton Dickinson, net of $53,000 and $80,000 discount and including $562,000 and $492,000 of accrued interest at June 30, 2005 and December 31, 2004, respectively	2,509,000	2,412,000

	4,647,000	6,851,000
Less—current portion	(3,272,000)	(1,141,000)

Total long-term debt obligations	$1,375,000	$5,710,000

Effective June 9, 2005, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,450,000 in purchases of equipment and facility leasehold improvements. Under the terms of the loan agreement, the Company can request periodic financings for qualifying purchases of equipment and leasehold improvements during the period from June 9, 2005 until December 9, 2005. Until December 9, 2005, the Company will pay interest only on any borrowings on a monthly basis in arrears. On December 9, 2005, the Company will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (7.25% as of June 30, 2005) or a fixed rate (7.13% as of June 30, 2005) for the repayment period. The loan will be collateralized by any equipment and leasehold improvements financed thereunder. As of June 30, 2005, the Company had not drawn any amounts under this loan agreement.

Effective January 7, 2005, the Company entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date in which it can request periodic financings up to $2,250,000 for qualifying purchases of equipment and leasehold improvements through April 30, 2005. On March 23, 2005, the Company drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised its option to convert the outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. The loan is collateralized by all of the Company’s property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of June 30, 2005, the Company was in compliance with the sole covenant under this agreement. This covenant requires the Company to maintain a minimum working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

6.	Accounting for Stock-Based Compensation

The Company has two stock option plans. In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to adopting SFAS No. 123(R), only certain pro forma disclosures of fair value are required. The provisions of SFAS No. 123(R) are effective for the first annual reporting period beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not necessarily require the recognition of compensation cost in the financial statements. The Company is evaluating its current compensation strategies as they relate to stock-based compensation. Management is assessing the implications of this revised standard which will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

For the three- and six-month periods ended June 30, 2005, the Company applied APB No. 25 and related interpretations, including FASB Interpretation No. 44, in accounting for qualifying options granted to its employees and directors under its plans and applies SFAS No. 123, as amended by FASB No. 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,675,000)	$(4,301,000)	$(9,788,000)	$(8,339,000)
Add back: employee stock based compensation included in net loss, as reported	2,000	254,000	4,000	509,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,386,000)	(1,858,000)	(2,564,000)	(3,841,000)

Pro forma net loss	$(6,059,000)	$(5,905,000)	$(12,348,000)	$(11,671,000)

Net loss per common share (basic and diluted)—
As reported	$(0.10)	$(0.10)	$(0.20)	$(0.20)
Pro forma	$(0.13)	$(0.14)	$(0.26)	$(0.28)

The effects on the three- and six–month periods ended June 30, 2005 and 2004 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are generally not transferable. Therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

7.	Loss of Subtenant Income

Effective August 15, 2002, the Company sublet approximately 12,000 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, MA. The subtenant’s lease currently bears a contracted rate of $40.00 per square foot through the end of the Company’s lease term of April 30, 2007. In addition to the sublease payments, the subtenant is required to pay its pro rata share of all building operating costs. The sublease income exceeded the Company’s cost of the sublet space so the Company did not record a loss on the lease at the time the Company ceased using the space. The Company has continued to use the remaining 33% of the leased space.

In July 2005, the subtenant notified the Company that it expected that it would no longer be able to meet its obligations under the sublease and was seeking to amend the sublease terms to lower the sublease rent and to terminate the sublease on or about December 31, 2005. The Company will seek to sublet the 61 Moulton Street facility to a new subtenant but is uncertain that its efforts will be successful. Further, the Company expects that, should it be successful in its subleasing efforts, the sublease rent will be lower than the Company’s cost to lease the space, based on an analysis of rental rates for similar space in the area.

Because the Company does not expect to utilize the vacated space for its current or future operations and because the Company believes that its costs under the lease will exceed any future sublease income for the duration of the lease, the Company has recorded a charge of $500,000 in the “general and administrative expense” line item of its consolidated statement of operations for the three- and six-month periods ended June 30, 2005. This amount represents the Company’s estimate of the total expected loss on the subleased space over the remaining term of the lease. Of the $500,000 liability, approximately $350,000 and $150,000 are included as current and long-term liabilities, respectively, in the Company’s balance sheet as of June 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. We have successfully used our product development approach to produce multiple compounds with potential use for several different disease indications. For example, we have developed a product candidate for the topical treatment of basal cell carcinoma, which is currently in a phase I clinical trial and under co-development with Genentech, Inc., or Genentech, a collaborator. We have also developed several promising preclinical product candidates in the fields of cancer, neurological disorders, kidney disease, cardiovascular disease and hair growth regulation. We operate in a single reportable segment: developmental biology products. We expect that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $672,761,000 as of June 30, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Genentech and Wyeth Pharmaceuticals, or Wyeth, to develop therapeutics which modulate the signaling of the Hedgehog, or Hh, pathway and an additional collaboration with Genentech to develop therapeutics that modulate another signaling pathway that plays an important role in cell proliferation. We have also licensed our BMP pathway portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration for all non-orthopedic and dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be either a majority or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $18,000,000 in up-front payments, of which we received $5,000,000 from the sale of shares of our common stock, and also include potential future clinical development and regulatory approval milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are developed, and all milestone payments are received upon successful completion of specified research and/or development objectives and regulatory approvals. In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our other technologies.

Pursuant to the terms of our Hedgehog pathway collaboration agreement with Genentech, in January 2005, we exercised a co-development option with Genentech pursuant to which we will share equally in all U.S. development costs and will also share equally in any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma should this product be successfully developed and marketed. On March 31, 2005, Genentech filed an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate and, in the second quarter of 2005, the first patients were enrolled in our phase I clinical trial. We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through the planned completion of phase II clinical trials. We anticipate that the phase II clinical trials will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and the remainder of the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources at June 30, 2005, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth and the SMA Foundation, assuming these programs continue as planned, should enable us to maintain current and planned operations into mid-2007, including expected spending related to our co-development of our lead product candidate for the treatment of basal cell carcinoma. Our ability to continue funding our planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Wyeth, and Ortho Biotech Products, as well as royalty revenue and payments received upon monetization of certain royalty rights from Stryker Corporation. Since our share of the basal cell carcinoma co-development costs will be recorded as a reduction to any revenue recognized under our collaborations with Genentech in accordance with EITF 01-9, we do not expect to generate any net revenue from our two collaborations with Genentech until we obtain FDA approval to commercialize our basal cell carcinoma product candidate. In the future, we will seek to generate revenues from a combination of license fees, research and development funding and milestone payments, royalties resulting from the sale of products that incorporate our intellectual property in connection with strategic licenses and collaborations, and sales of any products we successfully develop and commercialize, either alone or in collaboration with third parties. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, outside service costs including medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. We expense research and development costs as incurred.

The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term discovery means that we are searching for compounds that may be relevant for treating a particular disease area, early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid-preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigational new drug application filing with the FDA, referred to as an IND in the table below, seeking to commence a phase I clinical trial to assess safety in humans, and phase I means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate safety of the compound being tested.

All of our estimates below regarding planned filing dates for investigational new drug applications for our product development programs are solely our judgments. These estimates may not reflect the plans of our corporate collaborators or licensors, if applicable. Moreover, because of the early stages of development of these programs, our ability and that of our collaborators and licensors to successfully complete preclinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain. Accordingly, the estimated period in which we or our collaborators or licensors may file an IND application for any of these product candidates, if at all, may vary materially from the estimates set forth below:

Product Candidate	Primary Indication	Collaborator/Licensee	Status	Estimated period of IND Filing
Hh topical small molecule antagonist	Basal cell carcinoma	Genentech	Phase I	IND filed on March 31, 2005
Hh systemic small molecule or antibody antagonist	Cancer	Genentech	Mid preclinical	2006
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical	2006
BMP-7 protein	Kidney disease	Ortho Biotech Products (1)	Late preclinical	2007/2008
Hh small molecule agonist	Hair growth	Internal development (2)	Late preclinical	2006/2007
Hh agonist/protein/gene	Cardiovascular disease	Internal development (2), (3)	Mid preclinical	To be determined (4)
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery	To be determined (4)
Discovery research	Undisclosed pathway	Genentech	Discovery	To be determined (4)
Discovery research	Various signaling pathways	Internal development	Discovery	To be determined (4)

(1)	This product candidate was licensed to Ortho Biotech Products and was recently transitioned to Centocor, both subsidiaries of Johnson & Johnson. Curis and Centocor expect to establish a cross-company team to share information on the development and progress of the BMP-7 program. Under the license arrangement, we expect to incur no future costs related to these programs, assuming the license agreement remains in effect. As a result of the transition of this program from Ortho Biotech to Centacor, we expect that the investigational new drug application filing will occur later than the previously estimated 2006 time period. All development decisions, including if and when to file an investigational new drug application, are at the sole discretion of Centocor and Ortho Biotech Products.

(2)	Our Hh small molecule agonists were licensed to Wyeth under our collaboration agreement. Under the terms of our collaboration agreement with Wyeth, our retained rights to use Hh small molecule agonists in our hair loss and cardiovascular disease programs are subject to the requirement that Wyeth must first determine that such compounds are less suitable for systemic use in the Wyeth neurological disorders program and thus available for further development in our hair loss and cardiovascular disease programs. Wyeth has made several compounds available to us for our further development, and we are currently looking into licensing opportunities for our hair loss program.

(3)	We have incurred nominal expenses related to our cardiovascular disease program. Our preclinical data relating to this program has been primarily derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. We are currently looking into licensing opportunities for this program. Should we be successful in our efforts to license this program, any investigational new drug filing will likely be the responsibility of a strategic collaborator. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

(4)	Because the programs included within this section are in the early discovery stages, the development of product candidates based upon these technologies is highly uncertain and, as such, we are currently not able to estimate the timing of filing an investigational new drug application.

There is a risk that any drug discovery and development program may not produce products or revenues. Due to uncertainties inherent in drug discovery and development, including those factors described below under “Risk Factors That May Affect Results,” we and our collaborators may not be able to successfully develop and commercialize any of the product candidates included in the table above.

We and Genentech are co-developing a hedgehog topical small molecule antagonist formulated for the topical treatment of basal cell carcinoma. We and Genentech will share equally in all U.S. development costs. On March 31, 2005, Genentech filed an investigational new drug application with the FDA and, in the second quarter of 2005, the first patient was treated in an ongoing phase I clinical trial. We expect that we will incur approximately $20,000,000 in development expenses through phase II clinical trials and we anticipate that these trials will be completed in mid-2007, assuming the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials. We expect to incur additional costs to complete phase III clinical trials and the remainder of the regulatory approval process, assuming that we and Genentech successfully complete phase II clinical trials. Due to the uncertainties that are inherent to the drug discovery process, as more fully described below, we are not currently able to estimate the cost and timing to complete the phase III trial and receive regulatory approval of this product candidate.

Except for our basal cell carcinoma product candidate, all of our product development initiatives are in various stages of preclinical testing. Because of the early stages of these programs, the successful development of our preclinical product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the timing of when collaborators may make compounds that are subject to our retained rights available for our development;

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

•	the results of future clinical trials;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Results.”

General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Within facility costs, we have recorded a loss on an operating lease resulting from the loss of subtenant income for the remainder of our lease term of April 30, 2007.

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Wyeth and Ortho Biotech Products. These strategic license and collaboration agreements included $18,000,000 in up-front payments, including

$5,000,000 from the sale of shares of our common stock, and have potential future clinical development milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are developed, and all milestone payments are received upon successful completion of specified research, development and regulatory approval objectives.

The collaborations and licenses are summarized as follows:

Genentech Hedgehog Antagonist Collaboration.    In June 2003, as amended in December 2004 and April 2005, we entered into a collaborative research, development and license agreement with Genentech in which we granted an exclusive royalty bearing license to our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of our collaboration has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule product candidate formulated for topical treatment of basal cell carcinoma and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. The topical Hedgehog antagonist for basal cell carcinoma is subject to a co-development arrangement with Genentech in which we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales. We will now share equally in both the U.S. development costs and any future U.S. net profits and/or losses of the product candidate should any sales ever occur.

Under the terms of the agreement, as amended, Genentech paid us a license payment of $9,000,000, purchased 1,323,835 shares of our common stock at a price of $2.644 per share for aggregate proceeds of $3,500,000, and has agreed to fund, through December 2005, up to $4,000,000 for the research and development of systemically-administered small molecule and antibody hedgehog antagonists for the treatment of solid tumors, of which $2,000,000 has been paid to date. Genentech has the option to extend the research funding for this program until June 30, 2006. Genentech will make cash payments to us contingent upon the successful achievement of certain research, development, clinical and drug approval milestones. Genentech will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Genentech Discovery Research Collaboration.     On April 1, 2005, we entered into a drug discovery collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate a signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue formation and repair and its abnormal activation is associated with certain cancers. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway. We have rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis.

Under the terms of the agreement, we will have primary responsibility for research and development activities and Genentech will be responsible for clinical development, manufacturing, and commercializing products that may result from the collaboration. Genentech paid us an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights. Genentech will also make cash payments to us contingent upon the successful achievement of certain research, development, clinical and drug approval milestones. Genentech has an option to extend the initial two-year research term for up to two additional years in one-year increments. Genentech will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed

Wyeth Hedgehog Agonist Collaboration.    Effective February 2004, as amended in May 2005, we entered into a collaboration, research and license agreement with Wyeth in which we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth on an exclusive worldwide, royalty-bearing basis for the development and commercialization of pharmaceutical products for therapeutic applications in the treatment of diseases and disorders in humans with the primary focus of the research program on the treatment of neurological disorders, including neurological damage resulting from stroke, as well as other neurodegenerative diseases and neuropathies. Under the terms of the agreement, Wyeth paid us a license fee of $1,500,000 and purchased 315,524 shares of our common stock for an aggregate purchase price of $1,500,000. Wyeth will also provide us with research funding for a minimum of two years.

In addition, Wyeth is obligated to make cash payments to us upon the successful achievement of development and drug approval milestones and is obligated to pay a royalty on net product sales, if any, that escalates with increasing sales volume. On March 23, 2005, we achieved a preclinical development milestone under the Wyeth collaboration which triggered a $250,000 payment from Wyeth.

As part of our collaboration with Wyeth, we have retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including topical applications for the treatment of skin diseases and disorders, ex vivo cell therapy, local delivery applications for treatment of cardiovascular disease, and those applications that qualify as orphan drug indications. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

Ortho Biotech Products BMP License.    In November 2002, we entered into an agreement with Ortho Biotech Products, a subsidiary of Johnson & Johnson, in which we licensed our broad BMP technology portfolio to Ortho Biotech Products on an exclusive, worldwide royalty-bearing basis, for all non-orthopedic and non-dental therapeutic applications in exchange for a $3,500,000 fee, a series of cash milestones if specified clinical research objectives and regulatory approvals are achieved, including a $30,000,000 milestone payment upon U.S. regulatory approval of a product for the treatment of kidney disease, and a royalty on potential future product sales. Earlier in 2005, Johnson & Johnson transferred the primary development responsibility of this program from Ortho Biotech Products to Centocor, another one of Johnson & Johnson’s subsidiaries. Under this new arrangement, Curis and Centocor expect to establish a cross-company team to share information on the development and progress of the BMP-7 program. Ortho Biotech Products and Centocor have assumed all future costs and responsibility for BMP-based product development and have sole responsibility for deciding if and when human clinical trials of BMP-based product candidates will begin.

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

Valuation of investments in privately held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $100,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of June 30, 2005, we believe that the fair value of these investments is not less than their carrying value.

If the financial condition or results of Aegera, ES Cell or Micromet decline significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

Revenue recognition.    Revenue is a key component of our results of operations. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, by June 30, 2006. Amounts that we expect will not be recognized prior to June 30, 2006 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of June 30, 2005. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from July 1, 2005 through June 30, 2006.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. Our period of involvement, for example, is largely determined by the time to commercialize our basal cell carcinoma clinical candidate that we are co-developing with Genentech, our estimate of the period that we are providing research services, and the time to reach clinical development for candidates under our collaboration with Wyeth. Since the timing of clinical development is difficult to estimate, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

We apply EITF 01-9 for revenue arrangements where both parties make payments to each, such as our two collaboration agreements with Genentech, which includes payments from Genentech to us for license fees, research and development services, and development milestones as well as payments from us to Genentech for our equal share of costs incurred by Genentech for the co-development of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We record revenues equal to the amounts reimbursable by Genentech for research, development, patent and other costs as well as the amortization of the license payments received from Genentech under both of our collaborations with Genentech. In accordance with EITF 01-9, we then record as a reduction to revenue, or contra-revenue, our share of the co-development expenses, which we pay to Genentech up to the total cumulative revenue recognized under both collaborations with Genentech since inception. Costs incurred in excess of the total cumulative revenues recognized and probable future revenues under these collaborations are first recorded against any remaining Genentech-related deferred revenue recorded on our balance sheet. Once the Genentech-related deferred revenue balances have been reduced to zero, these costs are then recognized, first as off-sets against any future revenue recognized under these two collaborations and any excess thereof as research and development expenses.

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

Results of Operations

Three-Month Periods Ended June 30, 2005 and June 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
Gross Revenues:
Genentech	$1,811,000	$481,000	277%
Wyeth	652,000	639,000	2%
Spinal Muscular Atrophy Foundation	632,000	—	100%

Subtotal	3,095,000	1,120,000	176%
Contra-revenue on co-development with Genentech	(1,574,000)	—	(100%)

Net Revenue	$1,521,000	$1,120,000	36%

Gross revenues generated under our ongoing collaborations with Genentech, Wyeth and our grant from the Spinal Muscular Atrophy Foundation, were $3,095,000 for the second quarter of 2005 as compared to $1,120,000 for the same period in the prior year, an increase of $1,975,000, or 176%. Gross revenues are summarized as follows:

Genentech Collaborations.    We recognized $1,811,000 in gross revenues related to our collaborations with Genentech for the three months ended June 30, 2005, including our new discovery research collaboration established on April 1, 2005. Of this amount, $460,000 was recognized from the amortization of $12,000,000 in license and up-front payments received from Genentech. In addition, we recognized gross revenues of $1,335,000 for the reimbursement for support of full-time equivalent employees and $16,000 relating to other research and development services performed under the collaboration agreement with Genentech for the three months ended June 30, 2005. We recognized $481,000 in revenue for the three months ended June 30, 2004.

Wyeth Collaboration.    We recognized $652,000 in gross revenues related to our collaboration with Wyeth for the three months ended June 30, 2005. This amount included revenue of $75,000 from the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. In addition, we recognized gross revenues of $500,000 for the reimbursement for support of full-time equivalent employees and $77,000 related to other research and development services performed under the collaboration agreement with Wyeth for the three months ended June 30, 2005. We recognized $639,000 in revenue for the three months ended June 30, 2004.

Spinal Muscular Atrophy Foundation.    We recognized $632,000 in gross revenues relating to research and development services performed under the three-year, $5,364,000 grant from the Spinal Muscular Atrophy Foundation for the three months ended June 30, 2005. Since this grant was not received until September 2004, no revenue related to the Spinal Muscular Atrophy Foundation grant was recognized in the second quarter of 2004.

For the three-month period ending June 30, 2005, we also recorded $1,574,000 in contra-revenue, or a reduction to gross revenues, related to our co-development option with Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
		2005	2004
Hh small molecule antagonist	Basal cell carcinoma	$2,000	$22,000	(91%)
Hh small molecule and antibody antagonist	Cancer	1,006,000	1,121,000	(10%)
Hh small molecule agonist	Nervous system disorders	778,000	803,000	(3%)
Hh small molecule agonist	Hair loss	203,000	193,000	5%
Discovery research	Spinal muscular atrophy	807,000	—	100%
Discovery research	Various	891,000	691,000	29%

Total research and development expense		$3,687,000	$2,830,000	30%

The increase of $857,000 in research and development expenses for the three-month period ended June 30, 2005 was primarily due to an increase in spending of $1,007,000 on our discovery research programs, one of which is under a grant with the Spinal Muscular Atrophy Foundation and another of which is under collaboration with Genentech. Neither of these agreements were in effect during the three-month period ended June 30, 2004.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
Personnel	$1,033,000	$733,000	41%
Occupancy and depreciation	643,000	170,000	278%
Legal services	305,000	572,000	(47%)
Consulting and professional services	294,000	387,000	(24%)
Insurance costs	105,000	131,000	(20%)
Other general and administrative expenses	227,000	246,000	(8%)

Total general and administrative expenses	$2,607,000	$2,239,000	16%

The increase in general and administrative expenses of $368,000 for the three-month period ended June 30, 2005 was primarily due to the recognition of a $500,000 loss on an operating lease resulting from the loss of subtenant income for the remainder of our lease term. In addition, personnel costs increased $300,000 from the prior year. These increases were offset by decreases in legal services of $267,000 and professional services of $93,000.

Stock-based Compensation.    Stock-based compensation for the three-month period ended June 30, 2005 was $77,000 as compared to $389,000 for the three-month period ended June 30, 2004, a decrease of $312,000, or 80%. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value in August 2000 that became fully vested as of August 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004. We recorded $254,000 in stock-based compensation related to these options for the three-months ended June 30, 2004. We also recorded $135,000 in stock-based compensation related to non-employee options for the period ended June 30, 2004 as compared to $76,000 for the same period ended June 30, 2005.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended June 30, 2005 and 2004.

Interest Income.    Interest income for the three-month period ended June 30, 2005 was $283,000 as compared to $109,000 for the three-month period ended June 30, 2004, an increase of $174,000, or 160%. The increase in interest income resulted from higher interest rates and a higher available investment balance for the period ended June 30, 2005.

Other Income.    Other income was $40,000 for the three-month period ended June 30, 2004, which primarily consisted of a gain recognized on currency rate fluctuations on a euro-denominated note receivable from a former collaborator. We recorded no other income for the three months ended June 30, 2005.

Interest Expense.    Interest expense of $89,000 for the three-month period ended June 30, 2005, was comparable to interest expense of $93,000 for the three-month period ended June 30, 2004.

Net Loss.    As a result of the foregoing, we incurred a net loss of $4,675,000 for the three-month period ended June 30, 2005 as compared to a net loss of $4,301,000 for the three-month period ended June 30, 2004.

Six-Month Periods Ended June 30, 2005 and June 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
Gross Revenues:
Genentech	$3,062,000	$945,000	224%
Wyeth	1,584,000	981,000	61%
Spinal Muscular Atrophy Foundation	1,221,000	—	100%
Other	—	50,000	(100%)

Subtotal	5,867,000	1,976,000	197%
Contra-revenue on co-development with Genentech	(4,879,000)	—	(100%)

Net Revenue	$988,000	$1,976,000	(50%)

Gross revenues generated under our ongoing collaborations with Genentech, Wyeth and our grant from the Spinal Muscular Atrophy Foundation were $5,867,000 for the first six months of 2005 as compared to $1,976,000 for the same period in the prior year, an increase of $3,891,000, or 197%. Gross revenues are summarized as follows:

Genentech Collaborations.    We recognized $3,062,000 in gross revenues related to our collaborations with Genentech for the six months ended June 30, 2005, including our new discovery research collaboration established on April 1, 2005. Of this amount, $734,000 was recognized from the amortization of $12,000,000 in license and up-front payments received from Genentech. In addition, we recognized gross revenues of $2,289,000 for the reimbursement for support of full-time equivalent employees and $39,000 relating to other research and development services performed under the collaboration agreements with Genentech for the six months ended June 30, 2005. We recognized $945,000 in revenue for the six months ended June 30, 2004.

Wyeth Collaboration.    We recognized $1,584,000 in gross revenues related to our collaboration with Wyeth for the six months ended June 30, 2005. This amount includes revenue of $150,000 from the amortization of a $1,500,000 license fee payment received from Wyeth in February 2004. In addition, we recognized gross revenues of $1,000,000 for the reimbursement for support of full-time equivalent employees, $250,000 for the achievement of a preclinical development milestone, and $184,000 related to other research and development services performed under the collaboration agreement with Wyeth for the six months ended June 30, 2005. We recognized $981,000 in revenue for the six months ended June 30, 2004.

Spinal Muscular Atrophy Foundation.    We recognized $1,221,000 in gross revenue relating to research and development services performed under the three-year, $5,364,000 grant from the Spinal Muscular Atrophy Foundation for the six months ended June 30, 2005. Since this grant was not received until September 2004, no revenue related to the Spinal Muscular Atrophy Foundation grant was recognized for the six months ended June 30, 2004.

For the six-month period ending June 30, 2005, we also recorded $4,879,000 in contra-revenue, or a reduction to gross revenues, related to our co-development option with Genentech. This reduction in gross revenue represents amounts paid or owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
		2005	2004
Hh small molecule antagonist	Basal cell carcinoma	$18,000	$71,000	(75%)
Hh small molecule and antibody antagonist	Cancer	1,956,000	2,153,000	(9%)
Hh small molecule agonist	Nervous system disorders	1,481,000	1,666,000	(11%)
Hh small molecule agonist	Hair loss	446,000	378,000	18%
Discovery research	Spinal muscular atrophy	1,468,000	—	100%
Discovery research	Various	1,434,000	1,370,000	5%

Total research and development expense		$6,803,000	$5,638,000	21%

The increase of $1,165,000 in research and development expenses for the six-month period ended June 30, 2005, was primarily due to an increase in spending of $1,468,000 on one of our discovery research programs which is under a sponsored research agreement with the Spinal Muscular Atrophy Foundation. As this agreement was not entered into until September 2004, we incurred no expenses for this program during the six-month period ended June 30, 2004. Reduced spending in other programs, particularly decreases of $185,000 and $197,000 in our Hedgehog small molecule agonist program for nervous system disorders and Hedgehog small molecule and antibody antagonist for cancer programs, respectively, offset this increase.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
Personnel	$1,778,000	$1,524,000	17%
Occupancy and depreciation	777,000	363,000	114%
Legal services	596,000	876,000	(32%)
Consulting and professional services	573,000	655,000	(13%)
Insurance costs	212,000	265,000	(20%)
Other general and administrative expenses	369,000	471,000	(22%)

Total general and administrative expenses	$4,305,000	$4,154,000	4%

The increase of $151,000 in general and administrative expenses for the six-month period ended June 30, 2005 was primarily due to the recognition of a $500,000 loss on an operating lease resulting from the loss of subtenant income for the remainder of our lease term offset by decreases in all other cost categories, except personnel.

Stock-based Compensation.    Stock-based compensation for the six-month period ended June 30, 2005 was $28,000 as compared to $691,000 for the six-month period ended June 30, 2004, a decrease of $663,000, or 96%. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value in August 2000 that became fully vested as of August 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004. We recorded $509,000 in stock-based compensation related to these options for the six-months ended June 30, 2004. We also recorded $182,000 in stock-based compensation related to non-employee options for the period ended June 30, 2004 as compared to $24,000 for the comparable period ended June 30, 2005.

Amortization of Intangibles.    Amortization of intangible assets was $38,000 for each of the six-month periods ended June 30, 2005 and 2004.

Interest Income.    Interest income for the six-month period ended June 30, 2005 was $543,000 as compared to $216,000 for the six-month period ended June 30, 2004, an increase of $327,000, or 151%. The increase in interest income resulted from higher interest rates and a higher available investment balance for the period ended June 30, 2005.

Other Income.    Other income for the six-month period ended June 30, 2005 was $25,000 as compared to $193,000 for the six-month period ended June 30, 2004. For the six-month period ended June 30, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator.

Interest Expense.    Interest expense for the six-month period ended June 30, 2005 was $171,000 as compared to $204,000 for the six-month period ended June 30, 2004, a decrease of $33,000, or 16%. The decrease resulted from lower outstanding debt obligations at June 30, 2005 as compared to June 30, 2004.

Net Loss.    As a result of the foregoing, we incurred a net loss of $9,788,000 for the six-month period ended June 30, 2005 as compared to a net loss of $8,339,000 for the six-month period ended June 30, 2004.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $48,529,000, excluding restricted long-term investments of $193,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with original maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with clinical trials, preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborators. In general, our only source of cash flows from operations for the foreseeable future will be the up-front license payments, if any, payments for the achievement of milestones, if any, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under existing collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $3,715,000 for the six-month period ended June 30, 2005 as compared to $4,939,000 for the six-month period ended June 30, 2004. Cash used in operating activities during the six-month period ended June 30, 2005 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain current assets and liabilities during the six-month period ended June 30, 2005, including receipt of $5,750,000 from Genentech consisting of a $3,000,000 license fee associated with our April 2005 discovery research agreement and $2,750,000 in reimbursement of research and development services. Net cash used in operating activities during the six-month period ended June 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the six-month period ended

June 30, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss.

We expect to continue to use cash in operations as we continue to develop our products in clinical trials and advance new products into preclinical development. In addition, in the future we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives.

Investing activities used cash of $1,254,000 for the six-month period ended June 30, 2005 as compared to $11,045,000 used in the six-month period ended June 30, 2004. Cash used in investing activities resulted principally from $68,000 in net investment sales offset by $1,322,000 in fixed asset purchases for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2004, cash used in investing activities resulted principally from $10,262,000 in net investment purchases and $783,000 in fixed asset purchases.

Financing activities provided approximately $1,426,000 of cash for the six-month period ended June 30, 2005, resulting from net proceeds of $997,000 from the issuance of debt for the purchase of fixed assets and proceeds of $429,000 received upon stock option exercises. Financing activities provided approximately $3,067,000 of cash for the six-month period ended June 30, 2004 resulting primarily from the sale of $2,802,000 of our common stock, including $1,500,000 from the sale of 315,524 shares to Wyeth and $1,222,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the six-month period ended June 30, 2004. These increases were offset by $327,000 in repayments of obligations under capital leases.

Pursuant to our co-development arrangement with Genentech, under which we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales. We will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma, we expect that we will incur approximately $20,000,000 in development expenses through phase II clinical trials, of which $3,305,000 was paid during the first half of 2005 and an additional $1,574,000 has been accrued. Genentech filed an investigational new drug application with the FDA on March 31, 2005 in order to initiate human clinical investigation of the basal cell carcinoma product candidate. The basal cell carcinoma product candidate is currently being tested in a phase I clinical trial. Assuming the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials.

Effective June 9, 2005, we entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,450,000 in purchases of equipment and facility leasehold improvements. Under the terms of the loan agreement, we can request periodic financings for qualifying purchases of equipment and leasehold improvements during the period from June 9, 2005 until December 9, 2005. Until December 9, 2005, we will pay interest only on any borrowings on a monthly basis in arrears. On December 9, 2005, we will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (7.25% as of June 30, 2005) or a fixed rate (7.13% as of June 30, 2005) for the repayment period. The loan will be secured by any equipment and leasehold improvements financed thereunder. As of June 30, 2005, we have not drawn any amounts under this loan agreement.

Effective January 7, 2005, we entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date in which we can request periodic financings up to $2,250,000 for qualifying purchases of equipment and leasehold improvements through April 30, 2005. On March 23, 2005, we drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised our option to convert the outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. The loan is collateralized by all of our property, plant and equipment assets, except for those that are affixed to the property and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of June 30, 2005, we were in compliance with the sole covenant under this agreement. This covenant requires us to maintain a minimum working capital ratio. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise by Becton Dickinson of an option to negotiate a collaboration agreement. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of June 30, 2005, there was approximately $2,562,000, including approximately $562,000 in accrued interest, outstanding under the note agreement.

Since August 2002, we have sublet 11,980 of the 17,600 square fee of our facility at 61 Moulton Street in Cambridge, Massachusetts. Under the terms of our sublease, we receive sublease payments which total $692,000 per year. In addition, we receive approximately $50,000 for facilities-related services and a pro-rata portion of the 61 Moulton Street facility overhead, including real estate taxes and utilities. In July 2005, our subtenant informed us that it would like to amend the terms of our sublease to reduce its sublease rate and that it would likely vacate the space in December 2005. While we have not amended our sublease to date, we expect that any amendment or early termination of our sublease would result in an increase of our net cash obligations under our lease. Our lease obligation on our 61 Moulton Street facility extends to April 2007 and our lease obligation from July 2005 to April 2007 is approximately $850,000. Should our current subtenant vacate the 61 Moulton facility as expected, we will seek to sublet all or part of the facility. However, there is no guarantee that we will be able to do so or at terms which are similar to our current sublease.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at June 30, 2005:

	(amounts in 000’s)
	Remainder of 2005(1)	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated long-term debt(2)	$—	$2,805	$—	$—	$—	$—	$2,805
Debt obligations under note payable	447	853	798	254	—	—	2,352
Operating lease obligations	406	1,323	1,105	948	948	948	5,678
Outside service obligations(3)	1,040	102	—	—	—	—	1,142
Licensing obligations	147	14	—	—	—	—	161

Total future obligations(4)	$2,040	$5,097	$1,903	$1,202	$948	$948	$12,138

(1)	Obligations do not include amounts we will owe Genentech under our co-development arrangement.

(2)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

(3)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(4)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives.

We anticipate that existing capital resources at June 30, 2005, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth and the SMA Foundation, assuming these programs continue as planned, should enable us to maintain current and planned operations into mid-2007, including spending related to the co-development of our basal cell carcinoma product candidate under development with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond mid-2007 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2005.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

Factors That May Affect Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of June 30, 2005, we had an accumulated deficit of approximately $672,761,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section “—Factors That May Affect Results”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

We will require substantial funds to continue our research and development programs. In particular, our currently-planned operating and capital requirements primarily include the need for working capital to:

•	fund our portion of the U.S. development costs for a basal cell carcinoma drug candidate pursuant to our equal cost-sharing co-development arrangement with Genentech;

•	support our research and development activities for our internal programs, including our programs in hair growth and cardiovascular disease;

•	expand our infrastructure; and

•	fund our general and administrative costs and expenses.

We believe that our existing cash and working capital should be sufficient to fund our operations until mid-2007, however, our future capital requirements may vary from what we expect. There are factors that may affect our planned future capital requirements and accelerate our need for additional financing. Many of these factors are outside our control, including the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the time and cost, including unplanned costs, involved in advancing clinical trials for the basal cell carcinoma product candidate being co-developed with Genentech;

•	the cost of additional facilities requirements;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty, profit-sharing and other payments, if any, from collaborators;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

We expect to seek additional funding through public or private financings and may seek additional funding for programs that are not currently licensed to collaborators, from new strategic collaborators. However, the biotechnology market in general, and the market for our common stock, in particular, is highly volatile. Due to various factors, including market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development, activities will be adversely affected.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “—Critical Accounting Policies and Estimates” above.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of many of our product candidates and for a significant portion of our revenue. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech Products, and Wyeth. For the first half of 2005 and for the year ended December 31, 2004, $4.6 million and $4.4 million, or 79% and 88%, respectively, of our gross revenue was derived from licensing and research and development payments paid to us by these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

The risks that we face in connection with these collaborations include the following:

•	Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the collaboration. The timing and amount of any future royalty, profit-sharing and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, such collaborator’s efforts and allocation of resources.

•	All of our strategic collaboration agreements are for fixed terms and are subject to termination under various circumstances, including in some cases, on short notice without cause. If any collaborator were to terminate an agreement, we may be required to undertake product development, manufacturing and commercialization and we may not have the funds or capability to do this, which could result in a discontinuation of such program.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the collaboration with us.

•	Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs. The ability of certain of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such product candidates.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new strategic collaborations for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Finally, any such strategic alliances or other arrangements may not result in successful products and associated revenue.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work with Genentech in the field of cancer, with Ortho Biotech Products in the field of renal disease, and with Wyeth in the field of neurology, is highly competitive. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects.

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

Since our technologies may have many potential applications and we have limited resources, our election to focus on a particular application may result in our failure to capitalize on other potentially profitable applications of our technologies.

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

If we or any of our collaborators fail to achieve market acceptance for our products under development, our future revenue and ability to achieve profitability may be adversely affected.

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

RISKS RELATING TO INTELLECTUAL PROPERTY

If we or any of our licensees and assignees breach any of the agreements under which we license or transfer intellectual property to others, we could be deprived of important intellectual property rights and future revenue.

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

We may not be able to obtain patent protection for our technologies and the patent protection we do obtain may not be sufficient to stop our competitors from using similar technology.

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. The long-term success of our enterprise depends in significant part on our ability to:

•	obtain patents to protect our technologies and discoveries;

•	protect trade secrets from disclosure to third-party competitors;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficiently broad to protect our technology from exploitation by our competitors. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until 18 months after filing, it is possible that third parties have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our knowledge.

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

We may become involved in expensive and unpredictable patent litigation or other intellectual property proceedings which could result in liability for damages or stop our development and commercialization efforts.

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

The costs associated with any patent litigation or other proceeding, even if resolved favorably, will likely be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and expense.

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

As a result of these factors, we or our collaborators may not successfully begin or complete clinical trials and/or obtain regulatory approval to market and sell our product candidates in the time periods estimated, if at all. Moreover, if we or our collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.

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

Any contract manufacturers that we enter into manufacturing arrangements with will be subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Failure of contract manufacturers or our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $2.46 per share for the period January 1, 2004 through June 30, 2005. The stock market, particularly in recent years, has experienced significant volatility with respect to biopharmaceutical- and biotechnology-based company stocks. The volatility of biopharmaceutical- and biotechnology-based company stocks often does not relate to the operating performance of the companies represented by the stock. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2005, we had outstanding approximately 48.1 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on June 1, 2005, the following matters were acted upon by our stockholders:

1.	The election of three Class III directors for the ensuing three years; and

2.	The ratification of our appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 44,472,011. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Susan B. Bayh	44,150,284	321,727	—	—	—
Martyn D. Greenacre	44,175,422	296,589	—	—	—
Kenneth I. Kaitin	44,163,772	308,239	—	—	—
Ratification of PricewaterhouseCoopers LLP	44,364,193	—	56,718	51,100	—

Our other directors, whose terms of office as directors continued after the annual meeting, are Joseph M. Davie, James R. McNab, Jr., Douglas A. Melton, Daniel R. Passeri and James R. Tobin.

Item 5.	OTHER INFORMATION.

Indemnification Agreements with Directors

On August 9, 2005, we entered into Indemnification Agreements with the following members of our board of directors: Susan B. Bayh, Joseph M. Davie, Martyn D. Greenacre, Kenneth I. Kaitin, James R. McNab, Douglas A. Melton and James R. Tobin. The Indemnification Agreements provide that each such director:

•	shall be indemnified by us against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement incurred in connection with any litigation or other legal proceeding (other than an action by or in the right of the company) brought against him or her by virtue of his or her position as our director if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful; and

•	shall be indemnified by us against all expenses (including attorneys’ fees) and, to the extent permitted by law, amounts paid in settlement incurred in connection with any action by or in the right of the company brought against him or her by virtue of his or her position as a director of the company if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, except that no indemnification shall be made with respect to any matter as to which such person shall have been adjudged to be liable to us, unless a court determines that, despite such adjudication but in view of all of the circumstances, he or she is entitled to indemnification of such expenses.

Notwithstanding the foregoing, to the extent that a director has been successful, on the merits or otherwise, he or she is required to be indemnified by us against all expenses (including attorneys’ fees) incurred in connection with defending any proceeding to the extent that we do not assume the defense of such proceeding. Expenses shall be advanced to a director, provided that he or she undertakes to repay the amount advanced if it is ultimately determined that he or she is not entitled to indemnification for such expenses.

Indemnification is required to be made unless we determine that the applicable standard of conduct required for indemnification has not been met. As a condition precedent to the right of indemnification, the director must give us notice of the action for which indemnity is sought and we have the right to participate in such action or assume the defense thereof.

Item 6.	EXHIBITS

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: August 9, 2005	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005.

10.2(2)	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, between Curis, Inc. and Boston Private Bank & Trust Company, dated as of June 9, 2005.

10.3(2)	Secured Non-Revolving Time Note, issued by Curis, Inc. to Boston Private Bank & Trust Company, dated June 9, 2005.

10.4(2)	Security Agreement (Equipment), between Curis, Inc. and Boston Private Bank & Trust Company, dated June 9, 2005.

10.5(3)	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors named on Schedule I thereto.

31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 1, 2005, filed with the SEC on June 7, 2005.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 9, 2005, filed with the SEC on June 15, 2005.

(3)	Filed herewith.