Form 10-Q
period 2005-09-30
CURIS INC
filed 2005-11-14
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of November 11, 2005, there were 49,339,994 shares of the Registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,884,331	$22,679,924
Marketable securities	20,013,996	26,834,038
Accounts receivable	2,026,140	1,226,460
Prepaid expenses and other current assets	1,068,822	843,198

Total current assets	45,993,289	51,583,620

Property and Equipment, net	5,015,497	3,416,620

Other Assets:
Long-term investments	—	2,606,681
Long-term investments—restricted	195,998	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	45,818	102,122
Deposits and other assets	475,664	750,604

Total other assets	9,699,480	12,634,573

	$60,708,266	$67,634,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$1,634,680	$1,141,294
Convertible notes payable	2,556,962	—
Accounts payable	1,320,839	1,643,219
Accrued liabilities	2,271,819	1,078,687
Deferred revenue, current portion	2,152,210	1,939,708

Total current liabilities	9,936,510	5,802,908
Long-term debt obligations, net of current portion portion	1,187,500	—
Convertible notes payable, net of current portion	—	5,710,007
Deferred revenue, net of current portion	7,290,927	6,941,545
Other long-term liabilities	763,800	271,058

Total liabilities	19,178,737	18,725,518

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized; 49,333,495 and 48,285,788 shares issued and outstanding, respectively, at September 30, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	493,335	485,652
Additional paid-in capital	718,740,861	713,202,427
Treasury stock (at cost, 1,047,707 shares at September 30, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(386,699)	(834,157)
Accumulated deficit	(676,391,326)	(662,972,709)
Accumulated other comprehensive loss	(35,368)	(80,644)

Total stockholders’ equity	41,529,529	48,909,295

	$60,708,266	$67,634,813

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Research and development contracts	$2,626,072	$1,100,881	$7,358,750	$2,289,033
License fees	8,561	385,345	892,295	1,123,067
Substantive milestones	—	—	250,000	50,000

Gross revenues	2,634,633	1,486,226	8,501,045	3,462,100
Contra-revenues from co-development with Genentech	(819,491)	—	(5,697,993)	—

Net revenues	1,815,142	1,486,226	2,803,052	3,462,100

COSTS AND EXPENSES:
Research and development	3,820,650	3,288,472	10,647,659	9,448,534
General and administrative	1,832,802	2,138,070	6,141,013	6,460,769
Amortization of intangible assets	18,768	18,768	56,304	56,304

Total costs and expenses	5,672,220	5,445,310	16,844,976	15,965,607

Loss from operations	(3,857,078)	(3,959,084)	(14,041,924)	(12,503,507)

OTHER INCOME (EXPENSE):
Interest income	319,208	116,358	861,869	332,530
Other income	—	39,500	24,958	232,845
Interest expense	(92,843)	(102,474)	(263,519)	(306,753)

Total other income, net	226,365	53,384	623,308	258,622

Net loss	$(3,630,713)	$(3,905,700)	$(13,418,616)	$(12,244,885)

Net loss per common share (basic and diluted)	$(0.08)	$(0.09)	$(0.28)	$(0.30)

Weighted average common shares (basic and diluted)	48,178,626	41,620,123	47,998,663	41,398,656

Net loss	$(3,630,713)	$(3,905,700)	$(13,418,616)	$(12,244,885)
Unrealized gain (loss) on marketable securities	25,585	23,330	45,276	(35,829)

Comprehensive loss	$(3,605,128)	$(3,882,370)	$(13,373,340)	$(12,280,714)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,418,616)	$(12,244,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668,720	833,045
Stock-based compensation expense	193,003	1,058,678
Non-cash interest on notes payable	152,478	293,549
Amortization of intangible assets	56,304	56,304
Decrease/increase in long-term receivables	—	2,000,000
Changes in current assets and liabilities:
Accounts receivable	(799,680)	(396,368)
Prepaid expenses and other assets	49,316	(234,023)
Accounts payable and accrued liabilities	1,363,494	451,006
Deferred contract revenue	561,884	735,646

Total adjustments	2,245,519	4,797,837

Net cash used in operating activities	(11,173,097)	(7,447,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(24,904,025)	(17,383,387)
Sale of marketable securities	31,769,343	10,400,683
Increase in restricted cash	(2,832)	—
Purchase of long-term investments	—	(4,568,290)
Sale of long-term investments	2,606,681	5,350,350
Purchases and dispositions of property and equipment	(2,267,597)	(1,042,801)

Net cash provided by (used in) investing activities	7,201,570	(7,243,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	866,048	3,271,560
Proceeds from issuance of debt	1,993,386	591,930
Reclassification of deferred revenues to additional paid-in capital	1,629,000	—
Repayments of notes payable and capital leases	(312,500)	(332,056)

Net cash provided by financing activities	4,175,934	3,531,434

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,407	(11,159,059)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,884,331	$16,575,489

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 8)	$3,305,523	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways. The Company’s lead product candidate, a topical therapy for the treatment of basal cell carcinoma, is currently in a phase I clinical trial and is being co-developed with Genentech, Inc., or Genentech, a collaborator. The Company is sharing equally in all U.S. development costs and will share equally in any future U.S. net profits and/or losses, should its basal cell carcinoma product candidate be successfully developed and marketed. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to grow its business and obtain adequate financing to fund this growth.

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

In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for the full year or subsequent interim periods.

3.	Financial Statement Reclassifications

The Company has reclassified $368,000 and $1,059,000, respectively, for the three- and nine-month periods ended September 30, 2004 from Stock-based compensation expense to Research and development expenses and General and administrative expenses in the Company’s costs and expenses section of its consolidated statements of operations and comprehensive loss to conform with the current period presentation. Of these amounts, $342,000 and $864,000 were reclassified to Research and development

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

expenses and $26,000 and $195,000 were reclassified to General and administrative expenses for the three- and nine-month periods ended September 30, 2004, respectively.

4.	Revenue Recognition

During the third quarter of 2005, the Company updated its disclosure relating to its revenue recognition policies that were previously presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In addition, in the third quarter of 2005, the Company recorded adjustments to correct errors in recording the fair value of shares issued in connection with its collaborations with Genentech and Wyeth. The shares were valued using the contractually-negotiated trailing average of closing prices, pursuant to the terms of the stock purchase agreements. The Company has determined that it should have valued the shares using the quoted market price on the dates of issuance and, as a result, additional paid-in capital was understated and deferred revenues were overstated. The effect of these adjustments was to increase additional paid-in-capital by $1,629,000, decrease noncurrent deferred revenue by $1,169,000 and to reverse $460,000 of revenue in the third quarter of 2005 to correct for the cumulative overstatement of revenues from June 2003 through June 30, 2005. The impact of these errors, if recorded in the periods to which they related, would not effect the net loss per share previously reported by the Company for any prior year or quarter, nor, Company believes, otherwise have a material impact on previously reported financial information. In addition, the Company does not believe that the impact of these adjustments is material to the financial statements for the quarter ended September 30, 2005 or to the projected results of operations for the year ending December 31, 2005.

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development milestones and royalties on product sales. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the elements (the license and the performance obligations) can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. In addition, if the Company is involved in a steering committee under a research arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Collaboration agreements may also contain substantive milestones. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payment would not be considered a substantive milestone, and the resulting payment would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore would be recognized as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

For revenue-generating arrangements where the Company, as a vendor, provides consideration to a licensor or collaborator, as a customer, the Company applies the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless the Company receives an identifiable benefit for the payment and the Company can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended September 30, 2006 are classified as long-term deferred revenue. As of September 30, 2005, the Company has short- and long-term deferred revenue of $2,152,000 and $7,291,000, respectively, related to its collaborations.

5.	Research and Development Collaborations Entered Into in 2005

(a)	Procter & Gamble September 2005 Collaboration

(i)	Collaboration Summary

On September 18, 2005, the Company entered into a collaboration, research and license agreement with the Procter & Gamble Company, or P&G, to evaluate and seek to develop potential treatments for hair growth regulation and skin disorders utilizing the Company’s Hedgehog agonist technology.

Under the terms of the agreement, the Company granted P&G an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate the Company’s Hedgehog agonist technology. In accordance with the terms of the agreement, the parties shall jointly undertake a research program with the goal of identifying one or more compounds to be developed and commercialized by P&G. P&G is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program. At the time that P&G determines to file the first investigational new drug application with the U.S. Food and Drug Administration for a product candidate, the Company shall have the option, at its sole discretion, to co-develop a product candidate through phases I and II of clinical development at a 20% or 50% participation rate. Should the Company elect to exercise its co-development option, the Company will forego development milestones that would otherwise be payable during the period from investigational new drug application filing through the completion of a phase II clinical trial. The Company, however, would receive a higher royalty in the event that it exercises its co-development option and subsequently shares in

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

development expense through phase II clinical trials. The amount of the royalty increase is based on the co-development percentage elected by the Company. Under the agreement, P&G paid the Company an up-front license fee of $500,000 and has agreed to fund up to $600,000 for two Curis full-time equivalents providing research and development activities during the initial one-year research term, subject to its termination rights. P&G has an option to extend the initial one-year research term for up to three additional years in one-year increments. P&G has also agreed to make cash payments to the Company that are contingent upon the successful achievement of certain research, development, clinical and drug approval milestones, including $2,800,000 in preclinical milestones. P&G will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Unless terminated earlier in accordance with the terms of the agreement, the agreement shall continue until six months after the expiration of the last to expire of any patent rights covering a product being sold under the agreement. Early termination rights are as follows:

•	During the first twelve months, the agreement may not be terminated by either party, except in the case of breach, as discussed below, or failure of all, or all but one, of the licensed compounds to demonstrate acceptable results in certain tests as specified in the agreement and the research plan. In the event of such failure, P&G may terminate the agreement and the related research obligations (full-time equivalent reimbursement) without cause, with 45 days prior written notice.

•	Following the initial twelve-month period, P&G shall have the right to terminate the agreement without cause upon at least six months prior written notice.

•	Upon or after the uncured breach of any material provision of the agreement by a party, the other party may terminate the agreement immediately upon written notice to the defaulting party.

If P&G terminates the agreement without cause or the Company terminates the agreement as a result of P&G’s material breach, then, among other things, all licenses granted to P&G shall terminate. The Company shall have the exclusive option to acquire from P&G all data generated by P&G and all regulatory approvals and other regulatory filings and submissions, clinical data, promotional, advertising, marketing and distribution rights or contracts, and other similar information and items related to the compounds developed during the collaboration by P&G, on commercially reasonable terms to be mutually agreed to by the parties. Upon termination of the agreement by P&G as a result of a material breach by the Company, all rights and licenses granted to P&G under the agreement shall terminate.

(ii)	Accounting Summary

The Company considers its arrangement with P&G to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to evaluate and develop potential treatments for hair growth regulation and skin disorders and certain performance obligations, including research and development services for at least one year and participation on at least one steering committee. The Company applied the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21) to determine whether the performance obligations under this collaboration can be accounted for separately or as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting, since the Company believes that the license does not have stand-alone value to P&G without the Company’s research services and steering committee participation during certain phases of the development process and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined.

The Company’s ongoing performance obligations under this collaboration consist of participation on a steering committee and the performance of preclinical research services. The Company cannot reasonably

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

estimate the total level of effort required over the performance period and, therefore, is recognizing revenue on a straight-line basis over the performance period, which it has estimated to be six years. In developing its estimate of the period to complete its performance obligations, the Company estimates the time required to complete phase II clinical trials of a product candidate under the collaboration to be six years. The performance period was determined based on management’s estimate of its involvement through co-development of phase IIB clinical trials since, should Curis exercise its co-development option, Curis’ last deliverable under this arrangement would be its participation on the clinical development steering committee through phase IIB. The steering committee effort is also expected to be consistent over the six-year period.

The Company has attributed the $500,000 up-front fee plus $600,000, the total amount of currently committed research funding which the Company expects to receive for providing two full-time equivalents at $300,000 each over the first year of the collaboration, to the undelivered research and steering committee services. The $1,100,000 in total payments is being recognized as revenue over the Company’s performance period of six years under the collaboration. If the research period, number of full-time equivalents requested by P&G, or the estimate to complete phase II clinical trials changes, then the Company will update its estimated level of effort and total expected payments under the arrangement. During the three months ended September 30, 2005, the Company recorded revenue of approximately $10,000. Of this amount, approximately $3,000 was attributed to the amortization of the up-front license fee and is included in the “License fees” line item within the Revenues section of the Company’s Consolidated Statement of Operations for the three months ended September 30, 2005. The remaining $7,000 was related to research services performed by the Company’s two full-time equivalents and is included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations.

The Company views the preclinical and clinical development milestones, as well as the drug approval milestones under its collaboration with P&G to be substantive in nature since the successful achievement of these milestones involves significant risk and uncertainty and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Should the Company ever successfully achieve any preclinical or clinical development milestones or drug approval milestones under this collaboration agreement, any related milestone payments would be recorded as revenue within the “Substantive milestones” line item within the Company’s Revenues section of its Consolidated Statement of Operations.

As of September 30, 2005, the Company has not provided any consideration, such as payments under co-development arrangements, to P&G.

(b)	Genentech April 2005 Drug Discovery Collaboration

(i)	Collaboration Summary

On April 1, 2005, the Company entered into a drug discovery collaboration agreement with Genentech for the discovery and development of small molecule compounds that modulate a signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue formation and repair, the abnormal activation of which is associated with certain cancers. Under the terms of the agreement, the Company has granted Genentech an exclusive, royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway. Curis has retained the rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis.

Under the terms of the agreement, the Company will have primary responsibility for research and development activities and Genentech will be responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights described below. Genentech will also make cash payments to the Company that are contingent upon the successful achievement of certain preclinical and clinical development milestones and drug approval milestones. Genentech has an option to extend the initial two-year research term for up to two additional years in one-year increments. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Each party has the right to terminate the agreement for uncured material breach by the other party. Genentech has the right to terminate the agreement without cause at any time after the first anniversary of the effective date, upon six months prior written notice, if such termination is to be effective prior to the end of the initial research term, and upon sixty days prior written notice otherwise. In the event of termination by Genentech without cause or if the agreement is terminated by Genentech due to material breach, the Company would be entitled to receive only a reduced royalty for those products that are covered by a subset of certain intellectual property rights, in lieu of the standard contract royalties that would otherwise apply.

(ii)	Accounting Summary

The Company considers this arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its technologies in this signaling pathway and certain performance obligations, including research services for at least two years and participation on a steering committee. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration can be accounted for separately or as a single unit or multiple units of accounting. The Company determined that these deliverables represented a single unit of accounting, since the Company believes that the license does not have stand-alone value to Genentech without the Company’s research services and steering committee participation during certain phases of research and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined.

The Company’s ongoing performance obligations under this collaboration consist of participation on a steering committee and the performance of research services. Because the Company can reasonably estimate its level of effort over the term of the arrangement, the Company is accounting for the arrangement under the relative performance method. In developing its estimate of the Company’s level of effort required to complete its performance obligations, the Company estimated that Genentech would elect twice to extend the research service period and related funding, each in one-year increments, although there can be no assurance Genentech will, in fact, make such an election. The Company estimates that it will provide an equal number of full-time equivalents for the four-year research and development service term. In developing this estimate, the Company assumed that Genentech will maintain its initially elected number of twelve full-time equivalent researchers throughout the four-year period. The steering committee effort is also expected to be consistent over the four-year period. The $3,000,000 up-front fee plus $12,000,000, the total amount of research funding which the Company will be entitled to for providing twelve full-time equivalents at $250,000 each over four years, is therefore being attributed to the research services. Revenue is being recognized as the research services are provided over the four-year period through March 2009 at a rate of $312,500 per full-time equivalent. If the research period is changed or the number of full-time equivalents requested by Genentech changes, then the Company will update its estimated level of effort and total expected payments under the arrangement.

The Company recorded revenue under this collaboration of $944,000 and $1,533,000, respectively, during the three- and nine-month periods ended September 30, 2005. Of this amount, approximately $187,000 and $375,000, respectively, was attributed to the amortization of the up-front license fee and is

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

included in the “License fees” line item within the Revenue section of the Company’s Consolidated Statement of Operations for the three-and nine-month periods ended September 30, 2005, respectively. The remaining $757,000 and $1,158,000, respectively, were related to research services performed by the Company’s full-time equivalent researchers and are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations.

The Company views the preclinical and clinical development milestones and drug approval milestones under this collaboration with Genentech to be substantive in nature since the successful achievement of these milestones involves significant risk and uncertainty and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Should the Company ever successfully achieve any preclinical or clinical development milestones or drug approval milestones under this collaboration agreement, any related milestone payments would be recorded as revenue within the “Substantive milestones” line item within the Company’s Revenues section of its Consolidated Statement of Operations.

As of September 30, 2005, the Company has provided cash consideration to Genentech in the form of co-development payments for the Company’s equal share of U.S. development costs of a basal cell carcinoma product candidate that is being developed under a separate collaboration with Genentech.

(c)	Genentech April 2005 Hedgehog Antagonist Collaboration Amendment

(i)	Collaboration Summary

On April 13, 2005, the Company entered into a second amendment to the Collaborative Research, Development and License Agreement with Genentech dated June 11, 2003. The effective date of the amendment was April 11, 2005. The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalents providing research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement.

Under the terms of the amendment, Genentech will provide to the Company $2,000,000 of funding to continue development of therapeutics to treat solid tumor cancers, and the research term has been extended until December 11, 2005 (previously June 11, 2005). At Genentech’s option, the research term may be extended for an additional six-month period to June 11, 2006, upon written notice delivered to the Company by October 2005. Genentech notified the Company in October 2005 of its decision to extend the research term, and will now fund ten Curis full-time equivalents through June 11, 2006. Genentech will pay the Company $1,250,000 in June 2006, provided that Curis has performed the required research services. Other than the change to the period of the research term and payments associated with such research, the amendment has not changed the terms of the June 2003 agreement, which remains in full force and effect.

(ii)	Accounting Summary

The Company considers the April 2005 amendment to be a separate agreement and unit of accounting from the June 2003 agreement, and a previous amendment entered into between the Company and Genentech in December 2004. The Company’s performance obligations under this agreement are to provide research services and xenograft tumor samples to Genentech through June 11, 2006. Since Genentech elected to exercise its option and extend the research services, the Company’s performance obligations would extend for an additional period from December 2005 through June 2006. The Company has applied the provisions of SAB No. 104 and is recognizing the research funding as revenues under this collaboration as such research services are performed. The amount payable to the Company and, accordingly, the amount of revenue to be recognized will vary if the Company provides less than the required sixteen full-time equivalents through December 2005 or the ten full-time equivalents through June 2006. As of September 30, 2005, the Company had recorded $1,188,000 as accounts receivable from Genentech in the Company’s Current Assets section of its Consolidated Balance Sheet.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

6.	Research and Development Collaborations Entered into Prior to January 1, 2005

During the third quarter of 2005, the Company updated certain aspects of its disclosures related to its research and development collaborations entered into prior to January 1, 2005. The disclosures previously presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are updated and presented within this Note.

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Collaboration Summary

In June 2003, the Company licensed its proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule Hedgehog antagonist formulated for the topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. Pursuant to the collaboration agreement, Genentech agreed to make specified cash payments, including an up-front payment of $5,000,000, license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and substantive milestone payments at various intervals during the clinical development and regulatory approval process of small molecule and antibody Hedgehog antagonist product candidates, assuming specified clinical development and regulatory approval objectives are met. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

Under the collaboration agreement, the Company has the option to elect to co-develop Hedgehog antagonist products in the field of basal cell carcinoma in the U.S. In January 2005, the Company elected to exercise this co-development option and will now share equally in both U.S. development costs and any future U.S. net profits and/or losses resulting from the development and commercialization of its basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. As a result of participating in co-development, the Company will forego U.S. development milestone and royalty payments on potential future U.S. sales of the basal cell carcinoma product candidate. Should the Company determine that it cannot continue funding its equal share of the development expenses, the Company may opt out of the co-development structure and receive certain development and regulatory approval milestones and royalties on sales of the basal cell carcinoma product candidate, should any ever occur. In addition, in certain major international markets, the Company will receive substantive milestone payments if specific clinical development objectives are achieved and a royalty on any international sales of any basal cell carcinoma product candidate.

Under the systemic Hedgehog antagonist program of the collaboration, Genentech is also obligated to make substantive milestone payments to the Company assuming the successful achievement of clinical development and drug approval objectives. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. Early termination provisions are as follows:

•	Either the Company or Genentech may terminate the agreement upon sixty days written notice for cause upon either the occurrence of bankruptcy, insolvency, dissolution, winding up, or upon the

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

breach of any material provision of this agreement by the other party, provided such breach is not cured by the other party within the sixty day period following written notice of termination by the other party.

•	Genentech may terminate the agreement without cause, effective no earlier than June 12, 2004, upon six months prior written notice. Genentech may also terminate the agreement solely with respect to a particular compound, indication or country no earlier than June 12, 2004, upon six months prior written notice.

•	If Genentech terminates the agreement for cause, all licenses granted by Genentech to the Company automatically terminate and revert to Genentech and specified licenses granted by Curis to Genentech shall survive so long as Genentech is not then in breach under the Agreement. The consideration for any product that the Company shares gross profits and losses with Genentech through a co-development structure (i.e., the basal cell carcinoma product candidate) will be modified so that the Company will no longer receive its share of gross profits and losses. The Company will instead receive clinical development and drug approval milestones and royalties on product sales for such product.

•	If the Company terminates the agreement for cause or Genentech terminates the agreement without cause, all licenses granted by the Company to Genentech automatically terminate and revert to the Company and specified licenses granted by Genentech to the Company shall survive so long as the Company is not then in breach under the Agreement. At the time of such termination, Genentech shall no longer conduct any development or commercialization activities on any compounds identified during the course of the agreement for so long as such compounds continue to be covered by valid patent claims.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech.

In the quarter ended September 30, 2005, the Company recorded an adjustment to correct an error in recording the fair value of shares issued in connection with its collaboration with Genentech. On June 11, 2003, in connection with the collaboration agreement, the Company sold to Genentech 1,323,835 shares of its common stock. The shares were recorded at a price of $2.644 per share based on a 30-day trailing average of closing prices prior to June 11, 2003, pursuant to the terms of a stock purchase agreement. Therefore, the Company allocated $3,500,000 as stockholders’ equity in the Company’s consolidated balance at December 31, 2003. The fair market value of the Company’s common stock was $3.77 per share on June 11, 2003, as determined by the quoted closing price on the NASDAQ national market. During the third quarter of 2005, the Company determined that it should have ascribed $4,991,000 in value to the common stock, calculated as the $3.77 per share closing price multiplied by 1,323,835 shares sold to Genentech. Consequently, the Company recorded a credit of $1,491,000 to additional-paid-in capital to correct the understatement in the fair value of the shares issued, a $1,072,000 reduction in deferred revenue to correct the overstatement of deferred revenue, and a $419,000 reduction in license fee revenue to correct the cumulative overstatement of revenue. The Company also entered into a registration rights agreement with Genentech pursuant to which, at the request of Genentech, the Company shall use its reasonable best efforts to register the shares of common stock for resale in the future under specified conditions.

(ii)	Accounting Summary

The Company considers its June 2003 arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables, or performance obligations, under this collaboration include an exclusive license to its Hedgehog antagonist technologies and performance obligations, including

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

research and development services for the first two years of the collaboration and participation on steering committees. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration could be accounted for separately or should be accounted for as a single unit of accounting. The Company determined that the performance obligations, the license and the research and steering committee services, represented a single unit of accounting because the Company believes that the license, although delivered at the inception of the arrangement, does not have stand-alone value to Genentech without the Company’s research services and steering committee participation and because objective and reliable evidence of the fair value of the Company’s research and steering committee services could not be determined.

The Company had attributed the $5,000,000 up-front fee and the $4,000,000 of maintenance fees to the undelivered research and steering committee services. The $9,000,000 in total payments was being recognized as revenue over the Company’s performance period under the collaboration, which the Company estimates to be through June 2011, the estimated date that the products under the collaboration may receive regulatory approval. The Company cannot reasonably estimate the total level of effort required over the performance period and, therefore, is recognizing the $9,000,000 on a straight-line basis over the performance period. During the third quarter of 2005, the Company recorded a cumulative adjustment reduction to its License fee revenue of $419,000. This cumulative adjustment was recorded to correct license revenues that it had previously recorded relating to $1,491,000 in consideration that had been allocated to the $5,000,000 up-front license payment. As noted above, this consideration was reclassified from deferred revenue to additional-paid-in capital accounts. As a result of a cumulative adjustment, the Company recorded negative revenues under this collaboration related to the license and maintenance fees of $206,000 during the third quarter of 2005. During the nine-month periods ended September 30, 2005, the Company recorded $340,000 in license revenues. These amounts are included in “License fees” in the Company’s Revenues section of its Consolidated Statement of Operations. The $4,000,000 in maintenance fees were not considered substantive milestones because receipt of the payments did not involve significant risk at the inception of the arrangement and the receipt of such payments is not tied to the achievement of any specific developmental objectives under the arrangement. Therefore, these payments were also attributed to the research and steering committee service performance obligations. The Company’s ongoing performance obligations under this collaboration consist of participation on two steering committees, one for BCC and one for solid tumors. The steering committees are comprised of an equal number of employees from the Company and Genentech. Each member of the steering committees receives the right to cast one vote, but Genentech generally has the final decision making authority. While the Company is obligated to serve on the steering committees as long as any drug covered under the collaboration is being developed or commercialized, the Company believes that it will provide significant contributions under its steering committee services only through the first product approved in both the basal cell carcinoma and systemic Hedgehog antagonist programs. The Company has no manufacturing or selling capabilities and, as such, believes that its participation in the steering committees after regulatory approval would be inconsequential and does not represent a performance obligation.

In July 2004, the Company received the first maintenance fee payment in the amount of $2,000,000. The second $2,000,000 maintenance payment was replaced by a $2,000,000 payment for research services in December 2004 as part of an amendment to the collaboration in December 2004. The Company considers the December 2004 amendment to be a separate agreement and unit of accounting from the June 2003 agreement. However, because the $2,000,000 payment received in December 2004 was paid to the Company in exchange for research services conducted prior to the execution of the December 2004 agreement, the Company determined it would amortize this payment over the remaining period in which the Company expects to fulfill its performance obligations under the collaboration (e.g., June 2011).

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The Company views the clinical development and drug approval milestones under this collaboration with Genentech to be substantive milestones since the successful achievement of these milestones involves significant risk and uncertainty and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Should the Company ever successfully achieve any clinical development or drug approval milestones under this collaboration agreement, any related milestone payments would be recorded as revenue upon achievement of the milestone in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations.

The Company considered the provisions of EITF 99-19 and recorded $91,000 and $130,000, respectively, during the three- and nine-month periods ended September 30, 2005, as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such expenses are incurred, provided that such expense reimbursement meets the revenue criteria established under EITF 99-19.

The Company’s right to co-develop the Hedgehog antagonist products in the field of basal cell carcinoma was not considered a deliverable under EITF 00-21 and was exercisable only at the Company’s option and, therefore, did not impact the initial accounting for this arrangement. As a result of its decision to exercise its right to co-develop the basal cell carcinoma product candidate, the Company expects to make significant cash payments to Genentech during the period of clinical development. The Company has recorded $820,000 and $5,698,000, respectively, in co-development payments to Genentech for the three- and nine-months periods ended September 30, 2005, as contra-revenues at its Consolidated Statement of Operations. The Company will follow the provision of EITF 01-09 and expects to record its future co-development payments first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which includes any unamortized deferred revenue balances under all arrangements with such customer, and then as an expense.

(b)	GENENTECH, INC. DECEMBER 2004 AGREEMENT

(i)	Collaboration Summary

On December 10, 2004, the Company entered into an amendment to its June 2003 agreement with Genentech. The Company considered the provisions of EITF 00-21 and determined that this agreement should be accounted for as a separate agreement and not part of its June 2003 agreement since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalents providing research and development services, included a separate performance obligation for the Company to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement.

The December 2004 amendment, effective from June 12, 2004 to June 11, 2005, increases the Company’s commitment of full-time equivalents providing research and development services for the systemic Hedgehog antagonist program from eight to sixteen and increases Genentech’s funding commitment from $2,000,000 to $4,000,000 for this period. The agreement also provides for the Company to provide xenograft tumor samples to Genentech during the period from June 12, 2004 to June 11, 2005, for which Genentech paid the Company $100,000 in December 2004. In addition, the second $2,000,000 maintenance payment due under the June 2003 arrangement was removed with no economic effect since it was replaced by a $2,000,000 payment for research services made to the Company in December 2004. The remaining $2,000,000 for subsequent research services was paid in June 2005.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

(ii)	Accounting Summary

The Company considers the December 2004 amendment to be a separate agreement and unit of accounting from the June 2003 agreement. The Company’s performance obligations under this agreement are to provide research services and xenograft tumor samples to Genentech through June 2005. The Company has applied the provisions of SAB No. 104 and is recognizing the $2,000,000 in incremental funding as revenues under this collaboration as the incremental research services are performed from December 2004 through June 2005. The amount payable to the Company and, accordingly, the amount of revenue to be recognized will vary if the Company provides less than sixteen full-time equivalents through June 2005. In April 2005, the Company entered into a second amendment with similar performance obligations. During the three- and nine-month periods ended September 30, 2005, the Company recorded $973,000 and $2,861,000 respectively, related to its research and development services under both this agreement and the April 2005 amendment as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations.

(c)	WYETH PHARMACEUTICALS

(i)	Collaboration Summary

On January 12, 2004, the Company licensed its Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals, or Wyeth, for therapeutic applications in the treatment of neurological and other disorders. Under the terms of the agreement, Wyeth paid the Company a $1,500,000 non-refundable license fee and $1,500,000 to purchase 315,524 unregistered shares of the Company’s common stock. at a purchase price of $4.754 per share. The common stock purchase price was calculated as the 15-day trailing average closing price of the Company’s common stock immediately prior to January 12, 2004. In the quarter ended September 30, 2005, the Company recorded an adjustment to correct an error in recording the fair value of these shares issued to Wyeth. As noted above, in connection with the collaboration agreement, the Company sold to Wyeth 315,524 shares of its common stock. The shares were recorded at a price of $4.754 per share based on a 15-day trailing average of closing prices prior to January 12, 2004, pursuant to the terms of a stock purchase agreement and, therefore, the Company allocated $1,500,000 as stockholders’ equity in the Company’s Consolidated Balance Sheet at December 31, 2004. The fair market value of the Company’s common stock was $5.19 per share on January 12, 2004, as determined by the quoted closing price on the NASDAQ national market. During the third quarter of 2005, the Company determined that that it should have ascribed $1,638,000 in value to the common stock, calculated as the $5.19 per share closing price multiplied by 315,524 shares sold to Wyeth. Consequently, the Company recorded a credit of $138,000 to additional-paid-in capital to correct the understatement in the fair value of the shares issued, a $97,000 reduction in deferred revenue to correct the overstatement of deferred revenue; and a $41,000 reduction in license fee revenue to correct the cumulative overstatement of revenue.

In addition to these initial payments, Wyeth is obligated to provide financial support of the Company’s research under the collaboration, at $250,000 per full-time equivalent researcher, for a period of up two years based on the number of full-time equivalent researchers performing services under the collaboration. The Company is obligated to dedicate between five and ten full-time equivalents to this program, as determined by Wyeth in six-month intervals, for two years. After the initial two-year period, Wyeth can, at its option, elect to extend the Company’s research obligation, and Wyeth’s funding thereof, for two one-year increments. The agreement provides for a one-year evaluation period immediately following the end of the

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

research term, during which the Company may be obligated to serve on the steering committee and may be required, at Wyeth’s expense, to perform additional research and development services. The Company currently estimates that it will only be required to provide steering committee services during the evaluation period if it is also performing research services during that period. Wyeth is also obligated to make substantive milestone payments if the licensed programs successfully achieve clinical development and drug approval objectives and to pay the Company a royalty on net product sales, if any should occur, that escalates with increasing sales volume.

As part of the agreement, the Company has retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including topical applications for hair growth and local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the orphan drug indications and the cardiovascular applications. If Wyeth declines to exercise its right, or if the Company is unable to reach an agreement with Wyeth on terms within the contractually specified period, the Company is free to seek another collaborator for this program.

Unless terminated earlier, the agreement shall expire upon the expiration of Wyeth’s obligation to pay royalties to the Company under the agreement. Early termination provisions are as follows:

•	Either party may terminate the agreement unilaterally, in whole or in relevant part, during the research program in the event of issuance of third party patents that block Wyeth’s right to use the licensed technology. If the agreement is terminated under this provision, license rights will revert to the respective parties and no royalties will be due and payable unless products continue to be sold after termination. In such event, Wyeth would continue to pay royalties as defined in the agreement.

•	Wyeth may terminate the agreement at any time upon ninety days written notice, for safety reasons, if Wyeth concludes that a major mechanism-based toxicological finding would preclude the development of licensed technology products for use in humans. If the agreement is terminated under this provision, license rights will revert to the respective parties and no royalties will be due and payable unless products continue to be sold after termination. In such event, Wyeth would continue to pay royalties as defined in the agreement.

•	Upon sixty days written notice and subject to an additional thirty day period of discussion between the parties, Wyeth may terminate its research funding of Company personnel upon the acquisition of the Company by a third party. Unless the agreement is terminated under another provision, this provision would permit Wyeth to retain the licenses granted provided that it continued to fulfill it’s non-research funding obligations to the Company, including payment of milestones and royalties on product sales.

•	Wyeth may terminate the agreement without cause, for any reason in its entirety or on any compound, product, or country basis upon sixty days written notice, provided that such complete or partial termination cannot occur before February 2006. If a termination occurs under this provision, any terminated license rights would revert to the respective party. If the Company were to subsequently sell products that were subject to these reverted license rights, royalties would be due Wyeth in accordance with the terms of the agreement. In addition, Wyeth would continue to pay royalties to the Company on sales of specified compounds or products that were not terminated as well as on sales of specified terminated compounds or products that Wyeth continued to sell despite such earlier termination.

•	Either party may terminate the agreement in the event of uncured material default by the other party. Depending upon the nature of the default, the cure period may be extended from ninety days

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

to as long as one year. Subject to the restrictions described in the agreement, the non-defaulting party may terminate the agreement in its entirety or only with respect to the compound or product that is affected by the default. If the Company elected to terminate the agreement, either partially or in its entirety, the relevant license rights would revert to the Company. In the event the Company subsequently sold terminated compounds or products that were subject to both reverted license rights and certain Wyeth intellectual property rights, the Company would owe Wyeth a royalty for such product sales, in accordance with the terms of the agreement. In the event of partial termination by the Company, Wyeth’s obligations with respect to those compounds or products that were not terminated would continue. If Wyeth terminates the agreement, all license rights become fully paid up and perpetual provided that Wyeth pays the reduced royalty rate on product sales, as described in the termination provisions of the agreement.

•	To the extent permitted by applicable law, either the Company or Wyeth may exercise certain rights upon the occurrence of the other party’s bankruptcy, insolvency, dissolution, winding up or assignment of assets for the benefit of creditors. Wyeth may terminate the research program or elect to keep the agreement in effect. The Company may terminate the agreement. If either party terminates the agreement, the licenses granted to Wyeth by the Company under the agreement will terminate and revert to the Company.

In addition, as part of a termination agreement entered into between the Company and Élan Corporation, the Company will pay Élan royalty payments related to any revenues in excess of the first $1,500,000 received by the Company from Wyeth, other than revenues received as direct reimbursement for research, development and other expenses that the Company receives from Wyeth. The Company and Élan had previously collaborated on the development of the Hedgehog agonist technologies currently under development with Wyeth. The Company is also obligated to make payments to various university licensors when certain payments are received from Wyeth. To date, all amounts have been paid to the university licensors.

(ii)	Accounting Summary

The Company considers its arrangement with Wyeth to be a revenue arrangement with multiple deliverables, or performance obligations. The Company’s performance obligations under this collaboration include an exclusive license to its Hedgehog agonist technologies and performing services, including research and development services for at least two years and participation on a steering committee. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration could be accounted for separately or as a single unit or multiple units of accounting. The Company determined that these performance obligations and research and steering committee services represented a single unit of accounting, since the Company believes that the license does not have stand-alone value to Wyeth without its research services and steering committee participation and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined.

The Company’s ongoing performance obligations under this collaboration consist of participation on a steering committee and the performance of research services. Because the Company can reasonably estimate its level of effort over the term of the arrangement, the Company is accounting for the arrangement under the relative performance method. In developing its estimate of the Company’s level of effort required to complete its performance obligations, the Company estimated that Wyeth would elect twice to extend the research and development service period and related funding, each in one-year increments, for a total of four years. The agreement provides for a one-year evaluation period immediately following the end of the research term, during which time the Company may be obligated to serve on the steering committee and

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

may be required, at Wyeth’s expense, to perform additional research and development services. The Company estimates that it will provide an equal number of full-time equivalents for the four-year research and development service term plus the one-year evaluation period. In developing this estimate, the Company assumed that Wyeth will maintain its initially elected number of eight full-time equivalents throughout the five-year period. The steering committee effort is also expected to be consistent over the five-year period. The $1,500,000 up-front fee plus $10,000,000, the total amount of research funding which the Company will be entitled to for providing eight full-time equivalents at $250,000 each over five years, is therefore being attributed to the research services. Revenue is being recognized as the research services are provided over the five- year period through February 2009 at a rate of $287,500 per full-time equivalent. If the research period is shortened or the number of full-time equivalents requested by Wyeth changes, then the Company will update its estimated level of effort and total expected payments under the arrangement.

During the third quarter of 2005, the Company recorded a reduction to its License fee revenue of $41,000 to record the cumulative adjustment to license revenues that it had previously recorded relating to $138,000 in consideration that had been allocated to the up-front license payment. As noted above, this consideration was reclassified from deferred revenue to additional-paid-in capital accounts. During the three- and nine- month periods ended September 30, 2005, the Company recorded revenue of $585,000 and $2,169,000, respectively, related to the Company’s research efforts under the Wyeth arrangement, of which $24,000 and $174,000, respectively, were recorded in “License Fees” and $561,000 and $1,745,000, respectively, were recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. Additionally, for the nine-month period ended September 30, 2005, the Company recorded $250,000 in the “Substantive milestones” section of it Consolidated Statement of Operations. Included within “Research and development contracts”, the Company recorded $61,000 and $245,000 for the three- and nine- months ended September 30, 2005 as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of EITF 99-19 are met. As of September 30, 2005, the Company had recorded $142,000 as amounts receivable from Wyeth in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

The Company views the clinical development and drug approval milestones under its collaboration with Wyeth to be substantive in nature since the successful achievement of these milestones involves significant risk and uncertainty and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Should the company ever successfully achieve any clinical development or drug approval milestones under this collaboration agreement, any related milestone payments would be recorded as revenue in “Substantive milestones” in the Company’s Revenues section of its Consolidated Statement of Operations.

As of September 30, 2005, the Company has not provided any consideration to Wyeth.

(d)	ORTHO BIOTECH PRODUCTS, L.P.

(i)	Collaboration Summary

In November 2002, the Company licensed its broad bone morphogenetic protein, or BMP, technology portfolio to Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies. Two of Ortho Biotech Products’ research affiliates, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Centocor Research & Development, also members of the Johnson & Johnson family of companies, will have joint responsibility for further research and development of the Company’s licensed BMP technology portfolio.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The transaction relates to all of the Company’s proprietary BMP compounds including BMP-7, which has been studied in animal models as a treatment for chronic kidney disease and systemic complications, such as renal osteodystrophy, a form of bone disease, and blood vessel complications that have been associated with chronic kidney disease. Use of the Company’s BMPs for the repair or regeneration of local musculoskeletal tissue defects and dental defects is the subject of an exclusive agreement with Stryker and is not included as part of this transaction.

The agreement provides for Ortho Biotech to pay the Company an up-front payment of $3,500,000, which was paid in December 2002, and substantive milestone payments at various intervals during the U.S. and European regulatory approval process assuming the first two therapeutic indications are successfully developed. These substantive milestone payments include a $30,000,000 payment if Ortho Biotech achieves U.S. regulatory approval of a product for the treatment of kidney disease or associated complications. The agreement further specifies that the Company will receive a royalty on net sales of products that incorporate the Company’s BMP technologies.

Unless terminated earlier, the agreement shall remain in effect until the expiration of Ortho Biotech’s obligation to pay royalties to the Company under the agreement. Early termination provisions are as follows:

•	Ortho Biotech Products may terminate the agreement, for any reason, upon ninety days written notice to the Company.

•	Either the Company or Ortho Biotech Products may terminate the agreement immediately for cause upon the occurrence of bankruptcy, insolvency, or if the other party assigns substantially all of its assets for the benefit of creditors.

•	Either the Company or Ortho Biotech may terminate the agreement upon ninety days’ prior written notice if the other party has materially breached or defaulted on any material obligations under the contract, provided that the other party has not cured such breach within the ninety-day period following written notice of termination.

•	Ortho Biotech may terminate the agreement upon thirty days written notice if the Company breaches its representation to Ortho Biotech that certain of the Company’s other license agreements do not contain restrictions which would restrict Ortho Biotech from exercising its license rights under the agreement.

If Ortho Biotech terminates the agreement for cause, the licenses granted by the Company to Ortho Biotech shall survive such termination and the royalty rates owed to the Company would be reduced. If the Company terminates the agreement for cause or if Ortho Biotech terminates upon thirty days written notice without cause, the licenses granted by the Company to Ortho Biotech shall terminate.

(ii)	Accounting Summary

The Company has no future deliverables under this license agreement and has applied the provisions of SAB No. 104 for recognizing revenue under this collaboration. The Company recognized the up-front payment of $3,500,000 as revenue in the fourth quarter of 2002 because the Company has no continuing performance obligations under the contract.

The Company views the clinical development and drug approval milestones under its collaboration with Ortho Biotech to be substantive in nature since the successful achievement of these milestones involves significant risk and uncertainty and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Should the

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Company ever successfully achieve any clinical development or drug approval milestones under this collaboration agreement, any related milestone payments would be recorded as revenue in “Substantive milestones” in the Company’s Revenues section of its Consolidated Statement of Operations. The Company has not recognized any revenues under its arrangement with Ortho Biotech in either the three- or nine- month periods ended September 30, 2005.

As of September 30, 2005, the Company has not provided any consideration to Ortho Biotech Products.

(e)	SPINAL MUSCULAR ATROPHY FOUNDATION

(i)	Collaboration Summary

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

The research will utilize the Company’s proprietary technologies and expertise to develop and refine assays in motor neurons and then use those assays to screen for potential drug candidates. The Company will own any compounds that it generates under this collaboration and will also have the ability to bring any such compounds into the clinic, either using the Company’s own resources or with a collaborating third party. If any drug candidates developed under the agreement are successfully commercialized, the Company will be required to make payments to the SMA Foundation if cumulative revenues from the sales of such products exceed $100,000,000. Unless terminated earlier, the agreement will continue until the expiration of the research activities. The Company or the SMA Foundation may terminate this agreement upon sixty days’ prior written notice upon the occurrence of bankruptcy, insolvency, dissolution or winding up of the other party; or upon the breach of any material provision of the sponsored research agreement by the other party, provided that the other party has not cured such breach within the 60-day period following written notice of termination. Termination of the agreement will not relieve either party of obligations that have accrued prior to termination, including the SMA Foundation’s obligation to make payments for research activities. In addition, the Company remains obligated to make payments to the SMA Foundation in the event the Company recognizes an aggregate of $100,000,000 in revenues on products containing any drug candidates developed under the agreement.

(ii)	Accounting Summary

The Company’s sole deliverable under this sponsored research agreement is to provide research services. The Company has applied the provisions of SAB No. 104 for recognizing revenue under this collaboration. The Company is recognizing revenues under this collaboration as the services are performed, provided that payment is reasonably assured under the terms of the grant. For the three- and nine-month periods ended September 30, 2005, the Company recognized $205,000 and $1,425,000, respectively, related to the reimbursement of our research and development efforts under this sponsored research agreement. This amount is included in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. As of September 30, 2005, the Company had recorded $127,000 in amounts due from the Spinal Muscular Atrophy Foundation in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

Should the Company ever generate over $100,000,000 in cumulative future revenues from products developed under this agreement, we expect to record any payments to the SMA Foundation as contra-revenues in accordance with EITF 01-9.

As of September 30, 2005, the Company has not provided any consideration to the SMA Foundation.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

7.	Genentech Co-Development Accounting

In connection with its election to exercise its co-development option related to its basal cell carcinoma program under development with Genentech (see Note 6(a)), the Company has applied the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, which addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products, as is the case with the Company’s collaboration agreements with Genentech. EITF 01-9 states that situations in which a vendor (the Company) is paying its customer (Genentech) must be evaluated in order to determine if the vendor payment can be treated as expense or as a reduction to revenues generated by the customer relationship. EITF 01-9 also requires that all transactions with a customer be considered when determining the appropriate accounting treatment, including separate collaborations with the same customer.

The Company has entered into two collaborations with Genentech, including the June 2003 license to its Hedgehog antagonist technologies and an April 2005 license relating to another signaling pathway. Under these collaboration agreements with Genentech, the Company, as the vendor, sold licenses to Genentech and received or may receive from Genentech, as the customer, license fees, development and drug approval milestones, royalties on potential future product sales, payments for research services, and reimbursement for certain patent expenses and other costs. In addition, the Company also makes co-development payments to Genentech in connection with the basal cell carcinoma product candidate. The payments made by the Company to reimburse Genentech for co-development payments are considered by the Company to be within the scope of EITF 01-9 because the Company considers these payments to be payments from a vendor made to a customer, and the Company has concluded that such payments did not meet any of the scope exceptions outlined in EITF 01-9.

Because the Company concluded that its co-development payments are within the scope of EITF 01-9, the Company is required to record all co-development costs as contra revenues, provided that the cumulative co-development costs do not exceed both cumulative revenues recognized to date and probable future revenues, which includes unamortized deferred revenue balances, under both of our collaborations with Genentech. Any future co-development costs incurred by the Company in excess of the total cumulative revenues recognized and probable future revenues under the Genentech collaborations will then be recorded against research and development expenses.

As of September 30, 2005, cumulative co-development costs of $5,698,000 incurred by the Company did not exceed cumulative revenues recorded related to its collaborations with Genentech of $7,870,000. Therefore, in accordance with EITF 01-9, the co-development costs have been recorded as a reduction to revenues, or contra-revenue, of $820,000 and $5,698,000 in the Company’s Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2005, respectively.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

8.	Long-Term Debt and Capital Lease Obligations

The Company believes that the carrying value of its debt obligations approximate the market value since the underlying interest rates approximate the current market rates for similar debt securities. Long-term debt obligations consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Note payable to financing agency for capital purchases	$2,822,000	$1,141,000
Convertible promissory note agreement with Elan Pharma International, Limited including approximately $298,000 of accrued interest at December 31, 2004	—	3,298,000
Convertible subordinated note payable to Becton Dickinson, net of $40,000 and $80,000 discount and including $597,000 and $492,000 of accrued interest at September 30, 2005 and December 31, 2004, respectively	2,557,000	2,412,000

	5,379,000	6,851,000
Less—current portion	(4,192,000)	(1,141,000)

Total long-term debt obligations	$1,187,000	$5,710,000

Effective June 9, 2005, the Company entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,450,000 in purchases of equipment and facility leasehold improvements. Under the terms of the loan agreement, the Company can request periodic financings for qualifying purchases of equipment and leasehold improvements during the period from June 9, 2005 until December 9, 2005. Until December 9, 2005, the Company will pay interest only on any borrowings on a monthly basis in arrears. On or before December 9, 2005, the Company will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (7.75% as of September 30, 2005) or a fixed rate (7.66% as of September 30, 2005) for the repayment period. The loan will be collateralized by any equipment and leasehold improvements financed thereunder. As of September 30, 2005, the Company has financed $866,000 in equipment purchased under this loan agreement.

Effective January 7, 2005, the Company entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date by which it can request periodic financings up to $2,250,000 for qualifying purchases of equipment and leasehold improvements through April 30, 2005. On March 23, 2005, the Company drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised its option to convert the outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. The loan is collateralized by all of the Company’s property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of September 30, 2005, the Company was in compliance with the sole covenant under this agreement. This covenant requires the Company to maintain a minimum modified working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On January 7, 2005, Elan Pharma International Limited, or EPIL, elected to convert the entire balance of its outstanding convertible note into shares of the Company’s common stock. As of January 7, 2005, the outstanding balance of the EPIL note, including interest, was $3,305,523. In accordance with the terms of

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

the amended and restated convertible note payable with EPIL, 330,552 shares of the Company’s common stock were issued to EPIL based on a conversion rate of $10.00 per share. The Company has no further obligations to EPIL.

9.	Accounting for Stock-Based Compensation

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

For the three- and nine-month periods ended September 30, 2005, the Company applied APB No. 25 and related interpretations, including FASB Interpretation No. 44, in accounting for qualifying options granted to its employees and directors under its plans and applies SFAS No. 123, as amended by FASB No. 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,631,000)	$(3,906,000)	$(13,419,000)	$(12,245,000)
Add back: employee stock based compensation included in net loss, as reported	2,000	89,000	6,000	598,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,148,000)	(1,595,000)	(3,713,000)	(5,773,000)

Pro forma net loss	$(4,777,000)	$(5,412,000)	$(17,126,000)	$(17,420,000)

Net loss per common share (basic and diluted)—
As reported	$(0.08)	$(0.09)	$(0.28)	$(0.30)
Pro forma	$(0.10)	$(0.13)	$(0.36)	$(0.42)

The effects on the three- and nine–month periods ended September 30, 2005 and 2004 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

developed for traded options with relatively short lives. The Company’s option grants typically have a life of up to ten years and are generally not transferable, therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

10.	Loss of Subtenant Income

Effective August 15, 2002, the Company sublet approximately 12,000 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, MA. The original subtenant’s lease bears a contracted rate of $40.00 per square foot through the end of the Company’s lease term of April 30, 2007. In addition to the sublease payments, the subtenant is required to pay its pro rata share of all building operating costs. The sublease income exceeded the Company’s cost of the sublet space so the Company did not record a loss on the lease at the time the Company ceased using the space. The Company has continued to use a portion of the remaining 33% of the leased space.

In July 2005, the subtenant notified the Company that it expected that it would no longer be able to meet its obligations under the sublease. Effective August 1, 2005, the Company amended its sublease agreement to lower the monthly sublease rent payments to an amount equal to the rate the Company must pay through the remainder of the lease term of April 30, 2007. No other terms of the sublease agreement were changed. Should the tenant fail to comply with the lease as amended, the Company will seek to sublease the 61 Moulton Street facility to a new subtenant but is uncertain that its efforts will be successful. Further, the Company expects that, should it be successful in its subleasing efforts, the sublease rent may be lower than the Company’s cost to lease the space, based on an analysis of rental rates for similar space in the area.

The Company does not expect to utilize the space, if vacated by the current tenant due to default of the amended sublease terms, for its current or future operations. In addition, the Company believes that its costs under the lease will exceed any future sublease income for the duration of the lease. Based on these factors and on the potential for future default by the subtenant, the Company recorded a charge of $500,000 in the “General and administrative expense” line item of its Consolidated Statement of Operations during the second quarter of 2005. This amount represents the Company’s estimate of the total expected loss on the subleased space over the remaining term of the lease. There has been no change in the Company’s estimate of the $500,000 liability, approximately $350,000 and $150,000 are included as current and long-term liabilities, respectively, in the Company’s balance sheet as of September 30, 2005.

11.	Subsequent Events

(a)	Extension of research funding by Genentech

In October 2005, Genentech exercised its option under the April 2005 Hedgehog antagonist collaboration amendment with the Company to extend funding of ten full-time equivalents performing research services to continue development of therapeutics to treat solid tumor cancers. Genentech had previously supported a total of sixteen Curis and additional third party resources managed by Curis scientists. The progress made by the two companies had reduced the need for the third party resources. By exercising this option, Genentech has agreed to extend the research term by six months through June 11, 2006 (previously December 11, 2005). As a result of the extension, Genentech will provide to the Company an additional $1,250,000 of funding for research services performed from December 12, 2005 through June 11, 2006 payable in June 2006.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

(b)	Net gain on assets from former collaborator

On October 21, 2004, the Company amended a note receivable with Micromet, a former collaborator. Under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions, of which EUR 1,250,000 was paid in November 2004. Pursuant to the payment terms of the amended note, Micromet made a second payment of EUR 1,250,000 on October 27, 2005, which resulted in a gain of $1,500,000 based on the EUR-to-US dollar foreign exchange rate. This gain will be recorded in the “Other income” line item at the Other Income (Expense) section of the Company’s Consolidated Statement of Operations during the fourth quarter of 2005. The future amounts due to the Company under the amended note payable are dependent upon certain events and will be recorded in other income when and if such amounts are collected.

12.	New Accounting Standards

On June 2, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections (FAS 154), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. FAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. FAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under the FAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the growth, repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive or unregulated. We have successfully used our product development approach to produce multiple compounds with potential use for several different disease indications. For example, we have developed a product candidate for the topical treatment of basal cell carcinoma, which is currently in a phase I clinical trial and under co-development with Genentech, Inc., or Genentech, a collaborator. We have also developed several promising preclinical product candidates in various fields, including cancer, neurological disorders, hair growth regulation and cardiovascular disease. We operate in a single reportable segment: developmental biology products. We expect that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $676,391,000 as of September 30, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Genentech, Wyeth Pharmaceuticals, or Wyeth, and the Procter & Gamble Company, or P&G, to develop therapeutics which modulate the signaling of the Hedgehog, or Hh, pathway and an additional collaboration with Genentech to develop therapeutics that modulate another signaling pathway that plays an important role in cell proliferation. We have also licensed our bone morphogenetic protein, or BMP, pathway portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration for all applications excluding orthopedic and dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be either a majority or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $18,500,000 in up-front payments, of which we received $6,629,000 from the sale of shares of our common stock, and also include potential future clinical development and regulatory approval milestones of approximately $750,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are developed, and all milestone payments are received upon successful completion of specified research and/or development objectives and regulatory approvals. In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our other technologies.

In January 2005, pursuant to the terms of our Hedgehog pathway collaboration agreement with Genentech, we exercised a co-development option pursuant to which we will share equally in all U.S. development costs and will also share equally in any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma should this product be successfully developed and marketed. Genentech has primary responsibility for clinical trial design and management and we participate on a steering committee that oversees the clinical development of the basal cell carcinoma product candidate. As a result of our election to exercise our co-development option, we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales of the basal cell carcinoma product candidate. On March 31, 2005, Genentech filed an investigational new drug application with the FDA in order to initiate human clinical investigation of the basal cell carcinoma product candidate and, in the second quarter of 2005, the first patient was enrolled in our phase I clinical trial. We expect that by exercising this co-development and equal cost-sharing option we will incur approximately $20,000,000 in development expenses through the planned completion of phase II clinical trials. We anticipate that the phase II clinical trials will be completed in mid-2007, assuming that the basal cell carcinoma product candidate successfully completes its phase I clinical trial. We expect to incur additional costs to complete phase III clinical trials and the remainder of the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend upon, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of clinical trials. We believe that our existing capital resources at September 30, 2005, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth, P&G and the SMA Foundation, assuming these programs continue as planned, should enable us to maintain current and planned operations into the second half of 2007, including expected spending related to our co-development of our lead product candidate for the treatment of basal cell carcinoma. Our ability to continue funding our planned operations beyond into the second half of 2007 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth below under the heading “Risk Factors that May Affect Results.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, milestone payments and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Wyeth, Ortho Biotech Products, and P&G, as well as royalty revenue and payments received upon monetization of certain royalty rights from Stryker Corporation. Since our equal share of the basal cell carcinoma co-development costs will be recorded as a reduction to any revenue recognized under our collaborations with Genentech in accordance with EITF 01-9, we do not expect to generate any net revenue from our two collaborations with Genentech until we obtain FDA approval to commercialize our basal cell carcinoma product candidate. In the future, we will seek to generate revenues from a combination of license fees, research and development funding and milestone payments, royalties resulting from the sale of products that incorporate our intellectual property in connection with strategic licenses and collaborations, and sales of any products we successfully develop and commercialize, either alone or in collaboration with third parties. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, supplies and reagents, outside service costs including medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. We expense research and development costs as incurred.

The following table summarizes our primary research and development programs, including the current development status of each program. In the table, the term discovery means that we are searching for compounds that may be relevant for treating a particular disease area, early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid-preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigational new drug application filing with the FDA, referred to as an IND in the table below, seeking to commence a phase I clinical trial to assess safety in humans, and phase I means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate safety of the compound being tested.

All of our estimates below regarding the status of our product development programs are solely our judgments. These estimates may not reflect the beliefs or expectations of our corporate collaborators or licensors, if applicable. Moreover, because of the early stages of development of these programs, our ability and that of our collaborators and licensors to successfully complete preclinical or clinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hh topical small molecule antagonist	Basal cell carcinoma	Genentech	Phase I
Hh systemic small molecule or antibody antagonist	Cancer (1)	Genentech	Late preclinical
Hh small molecule agonist	Nervous system disorders	Wyeth	Mid preclinical
BMP-7 protein	Kidney disease and other disorders	Ortho Biotech Products	Mid preclinical
Hh small molecule agonist	Hair growth	Procter & Gamble	Late preclinical
Hh agonist/gene	Cardiovascular disease	Internal development (2)	Mid preclinical
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery
Discovery research	Undisclosed pathway	Genentech	Discovery
Discovery research	Various signaling pathways	Internal development	Discovery

(1)	Genentech has selected a lead clinical candidate for this program, a small molecule antagonist of the Hedgehog pathway.

(2)	We have incurred nominal expenses related to our cardiovascular disease program. Our preclinical data relating to this program has been primarily derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program. In the event Wyeth declines to exercise its option, we will actively explore other licensing opportunities for this program. Should we be successful in our efforts to license this program, either to Wyeth or to another collaborator, any investigational new drug filing will likely be the responsibility of the collaborator.

There is a risk that any drug discovery and development program may not produce products or revenues. Due to uncertainties inherent in drug discovery and development, including those factors described below under “Risk Factors That May Affect Future Results,” we and our collaborators may not be able to successfully develop and commercialize any of the product candidates included in the table above.

Genentech and we are co-developing a Hedgehog small molecule antagonist formulated for the topical treatment of basal cell carcinoma. Genentech and we will share equally in all U.S. development costs. As a result of our election to exercise our co-development option, we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales of the basal cell carcinoma product candidate. On March 31, 2005, Genentech filed an investigational new drug application with the FDA and, in the second quarter of 2005, the first patient was treated in an ongoing phase I clinical trial. We expect that we will incur approximately $20,000,000 in development expenses through phase II clinical trials and we anticipate that these trials will be completed in mid-2007, assuming the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials. We expect to incur additional costs to complete phase III clinical trials and the remainder of the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials. Due to the uncertainties that are inherent to the drug discovery process, as more fully described below, we are not currently able to estimate the cost and timing to complete the phase III trial and receive regulatory approval of this product candidate, if ever.

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Risk Factors That May Affect Future Results.”

General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Within facility costs, we have recorded a $500,000 charge resulting from our expected loss of subtenant income on an operating lease for the remainder of our lease term ending on April 30, 2007.

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Wyeth, P&G and Ortho Biotech Products. These strategic license and collaboration agreements included $18,500,000 in up-front payments, including $6,629,000 from the sale of shares of our common stock, and have potential future clinical development milestones of approximately $750,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are successfully developed, and all milestone payments are received upon successful completion of specified research, development and regulatory approval objectives.

The collaborations and licenses are summarized as follows:

Genentech Hedgehog Antagonist Collaboration.    In June 2003, we licensed our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two main programs: the development of a small molecule Hedgehog antagonist formulated for the topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. Pursuant to the collaboration agreement, Genentech agreed to make specified cash payments, including an up-front payment of $5,000,000, license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and milestone payments at various intervals during the clinical development and regulatory approval process of small molecule and antibody Hedgehog antagonist product candidates, assuming specified clinical development and regulatory approval objectives are met. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume. As described below, in December 2004, we entered into an amendment to this agreement which modified the maintenance and the payment arrangement.

On June 11, 2003, in connection with the collaboration agreement, we sold to Genentech 1,323,835 shares of our common stock. We also entered into a registration rights agreement with Genentech pursuant to which, at the request of Genentech, we shall use our reasonable best efforts to register the shares of common stock for resale in the future under specified conditions. The shares were initially recorded at a price of $2.644 per share based on a 30-day trailing average of closing prices prior to June 11, 2003, pursuant to the terms of a stock purchase agreement and, therefore, we allocated $3,500,000 as stockholders’ equity in our consolidated balance at December 31, 2003. The fair market value of our common stock was $3.77 per share on June 11, 2003, as determined by the quoted closing price on the NASDAQ national market. During the third quarter of 2005, we determined that we should have used the closing market price to calculate the value of the shares rather than the contractually agreed-upon price. Accordingly, we should have ascribed $4,991,000 in value to the common stock, calculated as the $3.77 per share closing price multiplied by 1,323,835 shares sold to Genentech. Consequently, in the quarter ended September 30, 2005, we recorded a credit of $1,491,000 to additional-paid-in capital to correct the understatement in the fair value of the shares issued, a $1,072,000 reduction in deferred revenue to correct the overstatement of deferred revenue; and a $419,000 reduction in revenue to correct the cumulative overstatement of revenue in the periods from June 2003 to June 2005.

In January 2005, pursuant to the collaboration agreement we exercised an option to co-develop Hedgehog antagonist products in the field of basal call carcinoma in the U.S. We are now sharing equally in both U.S. development costs and any future U.S. net profits and/or losses resulting from the development and commercialization of our basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. As a result of participating in co-development, we will forego U.S. development milestone and royalty payments on potential future U.S. sales of the basal cell carcinoma product candidate. Should we determine that we cannot continue funding our equal share of the development expenses, we may opt out of the co-development structure and receive certain development and regulatory approval milestones and royalties on sales of the basal cell carcinoma product candidate, should any ever occur. On March 31, 2005, Genentech filed an investigational new drug application for the basal cell carcinoma product candidate with the FDA and began enrollment of a phase I clinical trial for a basal cell carcinoma product candidate during the second quarter of 2005. In addition to our co-development rights in the U.S. marketplace, in certain major international markets, we will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of a basal cell carcinoma product candidate.

Under the systemic Hedgehog antagonist program of the collaboration, Genentech is also obligated to make milestone payments to us assuming the successful achievement of clinical development and drug approval objectives. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales.

Amendments to the Genentech Hedgehog Antagonist Collaboration.    In December 2004 and April 2005, we entered into separate amendments to our June 2003 agreement with Genentech. We considered the provisions of EITF 00-21 and determined that these agreements were separate contracts from our June 2003 agreement since these agreements were not contemplated at the time of the June 2003 arrangement, were separately negotiated in order to increase the number of full-time equivalents providing research and development services and to provide xenograft tumor samples to Genentech, and were not entered into at or near the time of the June 2003 agreement.

The December 2004 amendment, effective from June 12, 2004 to June 11, 2005, increases our commitment of full-time equivalents providing research and development services for the systemic Hedgehog antagonist program from eight to sixteen, including six full-time equivalents that are employed by a third party but are managed by us, and increases Genentech’s funding commitment from $2,000,000 to $4,000,000 for this period of which Genentech paid us $2,000,000 for research services in December 2004 and the remaining $2,000,000 for subsequent research services was paid in June 2005. Pursuant to the agreement, we also agreed to provide xenograft tumor samples to Genentech during the research period for which Genentech paid us $100,000 in December 2004. Also in accordance with the amendment, the second $2,000,000 maintenance payment due under the June 2003 arrangement was removed with no economic effect since it was replaced by a $2,000,000 payment for research services made to us in December 2004.

The April 2005 amendment, effective from June 12, 2005 to June 11, 2006, provided for sixteen of our full-time equivalent researchers, including six full-time equivalents that are employed by a third party but are managed by us, to provide research and development services for the systemic Hedgehog antagonist program for the period of June 12, 2005 until December 11, 2005, in exchange for an additional $2,000,000. The $2,000,000 is due in December 2005. The agreement also provided Genentech with the option to request that we provide up to sixteen full-time equivalent researchers to perform research services during the period of December 12, 2005 until June 11, 2006, provided that Genentech supplies us with adequate notice. In October 2005, Genentech requested that we provide ten full-time equivalent researchers, all of which are Curis employees, for work on the program from December 12, 2005 until June 11, 2006, in exchange for $1,250,000. The six full-time third party equivalents that were previously involved in the program are no longer needed, based on the progress made under the program, which included the selection of a lead clinical candidate, a small molecule antagonist of the Hedgehog pathway. The remaining $1,250,000 for subsequent research services is payable by Genentech in June 2006.

Genentech Discovery Research Collaboration.    On April 1, 2005, we entered into a drug discovery collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate a signaling pathway that plays an important role in cell proliferation. This pathway is a regulator of tissue growth, formation and repair, the abnormal activation of which is associated with certain cancers. Under the terms of the agreement, we have granted Genentech an exclusive, royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway. We have retained the rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis.

Under the terms of the agreement, we will have primary responsibility for drug discovery and research activities and Genentech will be responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid us an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research activities during the initial two-year research term, subject to certain termination rights. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain preclinical and clinical development milestones and drug approval milestones. Excluding royalties on potential net product sales, the total potential cash payments from this collaboration could exceed $140 million, assuming that two products are commercialized in two indications each. Genentech has an option to extend the initial two-year research term for up to two additional years in one-year increments. Genentech will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Wyeth Hedgehog Agonist Collaboration.    In January 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals, or Wyeth, for therapeutic applications in the treatment of neurological diseases and other disorders. Under the terms of the agreement, Wyeth paid us $3,000,000 in up-front consideration, of which we had originally allocated $1,500,000 to a non-refundable license fee and $1,500,000 to the purchase of 315,524 unregistered shares of our common stock. In determining the allocation of the up-front consideration, we had previously used a purchase price of $4.754 per share for the common stock, which was based on the contractually negotiated 15-day trailing average closing price of our common stock in the 15-day period prior to the January 12, 2004 date of the common stock sale. The fair market value of our common stock was $5.19 per share on January 12, 2004, as determined by the quoted closing price on the NASDAQ national market. During the third quarter of 2005, we determined that we should have used the closing market price on the date of sale to calculate the value of the shares rather than the contractually agreed-upon price. Accordingly, we should have ascribed $1,638,000 in value to the common stock, calculated as the $5.19 per share closing price multiplied by 315,524 shares sold to Wyeth. Consequently, in the quarter ended September 30, 2005, we recorded a credit of $138,000 to additional-paid-in capital to correct the understatement in the fair value of the shares issued, a $97,000 reduction in deferred revenue to correct the overstatement of deferred revenue; and a $41,000 reduction in revenue to correct the cumulative overstatement of revenue in the periods from January 2004 to June 2005.

Wyeth is also obligated to make milestone payments if the licensed programs successfully achieve clinical development and drug approval objectives and to pay us a royalty on net product sales, if any should occur, that escalates with increasing sales volume. Our agreement with Wyeth includes more than $170 million in milestone payments, assuming at least two products are successfully developed and commercialized.

In addition to these initial and potential future milestone payments, Wyeth is obligated to provide financial support of our research under the collaboration, at $250,000 per full-time equivalent researcher, for a period of up two years based on the number of full-time equivalent researchers performing services under the collaboration. We are obligated to dedicate between five and ten full-time equivalents to this program, as determined by the steering committee in six-month intervals, for two years. After the initial two-year period, Wyeth can, at its option, elect to extend our research obligation, and Wyeth’s funding thereof, for an initial one-year extension on the same terms and conditions as the initial two-year term. Thereafter, the agreement may be extended for additional one-year periods upon recommendation of the steering committee with such full-time equivalent resources and related Wyeth funding obligations as may be consistent with fulfilling the objectives of the research plan. The senior Wyeth representative on the Joint Steering Committee has the deciding vote in the event the parties disagree on matters relating to the research program. The agreement provides for a one-year evaluation period immediately following the end of the research term, during which we may be obligated to serve on the steering committee and may be required, at Wyeth’s expense, to perform additional research and development services. We currently estimate we will only be required to provide steering committee services during the evaluation period if we are also performing research services during that period.

As part of the agreement, we have retained development and licensing options for certain therapeutic applications of the Hedgehog agonist technologies, including topical treatment for skin diseases and disorders including hair growth regulation, ex vivo cell therapy, local delivery applications for treatment of cardiovascular disease, and those applications that qualify as orphan drug indications. Wyeth has a right of first negotiation to obtain an exclusive license to the orphan drug indications and the cardiovascular applications. If Wyeth declines to exercise its right, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for these programs.

Procter & Gamble Hedgehog Agonist Collaboration for Hair Growth and Skin Disorders.    On September 18, 2005, we entered into a collaboration, research and license agreement with P&G, to evaluate and develop potential treatments for hair growth regulation and skin disorders utilizing our Hedgehog agonist technology.

Under the terms of the agreement, we granted to P&G an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate our Hedgehog agonist technology. In accordance with the terms of the agreement, the parties shall jointly undertake a research program with the goal of identifying one or more compounds to be developed and commercialized by P&G. P&G is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program, provided however, that at the time that P&G determines to file the first investigational new drug application with the U.S. Food and Drug Administration for a product candidate, we shall have the option, at our sole discretion, to co-develop a product candidate through phases I and II of clinical development. We, however, would receive a higher royalty in the event that we exercise our co-development option and subsequently share in development expense through phase II clinical trials. Should we elect to exercise this co-development option, we will forego development milestones that would otherwise be payable during the period from investigational new drug application filing through the completion of a phase II clinical trial. P&G has paid us an up-front license fee of $500,000 and has agreed to fund up to $600,000 for two of our full-time equivalent employees providing research and development activities during the initial one-year research term, subject to its termination rights. P&G has an option to extend the initial one-year research term for up to three additional years in one-year increments.

P&G has also agreed to make cash payments to us that are contingent upon the successful achievement of certain research, development, clinical and drug approval milestones. P&G will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed. We will receive a higher royalty in the event that we exercise our co-development option and subsequently share in development expenses through phase II clinical trials.

Ortho Biotech Products BMP License.    In November 2002, we licensed our broad bone morphogenetic protein, or BMP, technology portfolio to Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies. Two of Ortho Biotech Products’ research affiliates, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Centocor Research & Development, also members of the Johnson & Johnson family of companies, will have joint responsibility for further research and development of our licensed BMP technology portfolio.

The transaction relates to all of our proprietary BMP compounds including BMP-7, which has been studied in animal models in various disease indications, including as a treatment for chronic kidney disease and systemic complications, such as renal osteodystrophy, a form of bone disease, and blood vessel complications that have been associated with chronic kidney disease. Use of our BMPs for the repair or regeneration of local musculoskeletal tissue defects and dental defects is the subject of an exclusive agreement with Stryker and is not included as part of this transaction.

Pursuant to the agreement, Ortho Biotech paid us an up-front payment of $3,500,000, in December 2002, and has agreed to make milestone payments at various intervals during the U.S. and European regulatory approval process assuming the first two therapeutic indications are successfully developed. These milestones include a $30,000,000 payment if Ortho Biotech achieves U.S. regulatory approval of a product for the treatment of kidney disease or associated complications. The agreement further specifies that we will receive a royalty on net sales of products that incorporate our BMP technologies. Unless terminated earlier, the agreement shall remain in effect until the expiration of Ortho Biotech’s obligation to pay royalties to us under the agreement.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include revenue recognition, the carrying value of property and equipment and intangible assets and the value of certain liabilities. We base our estimates on historical experience and on various other factors that we believe are appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to understanding the judgments and estimates we use in preparing our financial statements:

Revenue recognition.    Revenue is a key component of our results of operations. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the elements, the license and the performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. In addition, if we are involved in a steering committee under a research arrangement, we assess whether our involvement constitutes a performance obligation or a right to participate. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Collaboration agreements may also contain substantive milestones. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payment would not be considered a substantive milestone, and the resulting payment would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore would be recognized as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above.

For revenue generating arrangements where we, as a vendor, provide consideration to a licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and of probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended September 30, , 2006 are classified as long-term deferred revenue. As of September 30, 2005, we have short- and long-term deferred revenue of $2,152,000 and $7,291,000, respectively, related to our collaborations.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, by September 30, 2006. Amounts that we expect will not be recognized prior to September 30, 2006 are classified as long-term deferred revenue. However, this estimate is based on our current operating plan as of September 30, 2005. If our operating plan should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from October 1, 2005 through September 30, 2006.

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

Goodwill.    We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we perform a goodwill impairment test annually. If we determined that the carrying value of goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected cash flow method.

Valuation of investments in privately held companies.    We have investments in Aegera, Micromet and ES Cell International with carrying values of $167,000, $100,000 and $150,000, respectively. These investments are included in the “Deposits and other assets” category of our consolidated balance sheets. At each balance sheet date, we review these investments to determine whether the fair value of these investments is less than the carrying value and, if so, whether we should write-down the investment. These companies are not publicly traded and, therefore, determining the fair value of our investments in these companies involves significant judgment. We consider available information in estimating the fair value of these investments and, as of September 30, 2005, we believe that the fair value of these investments is not less than their carrying value.

If the financial condition or results of Aegera, Micromet or ES Cell decline significantly, the fair value of these investments would likely decline and, as a result, we may have to record an impairment charge to the extent such impairment is deemed other than temporary.

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

Results of Operations

Three-Month Periods Ended September 30, 2005 and September 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2005	2004
Revenues:
Research and development contracts
Genentech	$1,791,000	$301,000	495%
Wyeth	561,000	661,000	(15)%
Procter & Gamble	7,000	—	100%
Spinal Muscular Atrophy Foundation	205,000	139,000	47%
Other	62,000	—	100%

Subtotal	2,626,000	1,101,000	139%

License fees
Genentech	$(18,000)	$310,000	(106)%
Wyeth	24,000	75,000	(68)%
Procter & Gamble	3,000	—	100%

Subtotal	9,000	385,000	(98)%

Gross Revenues	2,635,000	1,486,000	77%

Contra-revenues from co-development with Genentech	(820,000)	—	(100)%

Net Revenue	$1,815,000	$1,486,000	22%

The 77% increase in gross revenues for the third quarter of 2005 as compared to the same period in the prior year, was primarily due to increased revenues from our Genentech collaborations of $1,490,000 offset by a $460,000 cumulative reduction in license revenues attributable to the correction of an error in recording equity related to the June 2003 Hedgehog antagonist collaboration agreement with Genentech and the January 2004 Hedgehog agonist collaboration with Wyeth . For the three-month period ending September 30, 2005, we also recorded $820,000 in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
		2005	2004
Hh small molecule and antibody antagonist	Cancer	$1,085,000	$1,072,000	1%
Hh small molecule agonist	Nervous system disorders	708,000	577,000	23%
Hh small molecule agonist	Hair loss	218,000	225,000	(3)%
Discovery research	Spinal muscular atrophy	578,000	139,000	316%
Discovery research	Various	1,061,000	932,000	14%
Other	Various	7,000	2,000	250%
Stock-based compensation	N/A	164,000	342,000	(52)%

Total research and development expense		$3,821,000	$3,289,000	16%

The increase of $532,000 in research and development expenses for the three-month period ended September 30, 2005 was primarily due to an increase in spending of $568,000 on our discovery research programs, one of which is under a grant with the Spinal Muscular Atrophy Foundation and another of which is under collaboration with Genentech.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2005	2004
Personnel	$771,000	$749,000	3%
Occupancy and depreciation	170,000	136,000	25%
Legal services	423,000	568,000	(26)%
Consulting and professional services	223,000	481,000	(54)%
Insurance costs	107,000	114,000	(6)%
Other general and administrative expenses	137,000	64,000	114%
Stock-based compensation	2,000	26,000	(92)%

Total general and administrative expenses	$1,833,000	$2,138,000	(14)%

The decrease in general and administrative expenses of $305,000 for the three-month period ended September 30, 2005 was primarily due to decreases in professional services and legal services of $258,000 and $145,000 respectively, offset by increases in other expenses of $73,000.

Amortization of Intangibles.    Amortization of intangible assets was $19,000 for each of the three-month periods ended September 30, 2005 and 2004.

Interest Income.    Interest income for the three-month period ended September 30, 2005 was $319,000 as compared to $116,000 for the three-month period ended September 30, 2004, an increase of $203,000, or 175%. The increase in interest income resulted from higher interest rates and a higher available investment balance for the period ended September 30, 2005 as compared to the three-month period ended September 30, 2004.

Other Income.    We recorded no other income for the three months ended September 30, 2005. Other income was $40,000 for the three-month period ended September 30, 2004, which primarily consisted of a gain recognized on currency rate fluctuations on a Euro-denominated note receivable from a former collaborator.

Interest Expense.    Interest expense of $93,000 for the three-month period ended September 30, 2005, was comparable to interest expense of $102,000 for the three-month period ended September 30, 2004.

Net Loss.    As a result of the foregoing, we incurred a net loss of $3,631,000 for the three-month period ended September 30, 2005 as compared to a net loss of $3,906,000 for the three-month period ended September 30, 2004.

Nine-Month Periods Ended September 30, 2005 and September 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2005	2004
Revenues:
Research and development contracts
Genentech	$4,119,000	$625,000	559%
Wyeth	1,745,000	1,525,000	14%
Procter & Gamble	7,000	—	100%
Spinal Muscular Atrophy Foundation	1,425,000	139,000	925%
Other	62,000	—	100%

Subtotal	7,358,000	2,289,000	221%

License Fees
Genentech	$716,000	$931,000	(23)%
Wyeth	174,000	192,000	(9)%
Procter & Gamble	3,000	—	100%

Subtotal	893,000	1,123,000	(21)%

Substantive milestones	250,000	50,000	400%

Gross Revenues	8,501,000	3,462,000	146%

Contra-revenues from co-development with Genentech	(5,698,000)	—	(100)%

Net Revenue	$2,803,000	$3,462,000	(19)%

Gross revenues generated under our ongoing collaborations with Genentech, Wyeth, P&G and our grant from the Spinal Muscular Atrophy Foundation were $8,439,000 for the first nine months of 2005 as compared to $3,462,000 for the same period in the prior year, an increase of $4,977,000, or 144%. This increase is net of a $460,000 cumulative reduction in license revenues attributable to the correction of an error in recording equity related to the June 2003 Hedgehog antagonist collaboration agreement with Genentech and the January 2004 Hedgehog agonist collaboration with Wyeth. For the nine-month period ending September 30, 2005, we also recorded $5,698,000 in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts paid or owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2005	2004
Hh small molecule and antibody antagonist	Cancer	$3,048,000	$3,226,000	(6)%
Hh small molecule agonist	Nervous system disorders	2,189,000	2,243,000	(2)%
Hh small molecule agonist	Hair loss	664,000	603,000	10%
Discovery research	Spinal muscular atrophy	2,046,000	139,000	1,372%
Discovery research	Various	2,488,000	2,301,000	8%
Other	Various	25,000	73,000	(66)%
Stock-based compensation	N/A	188,000	864,000	(78)%

Total research and development expense		$10,648,000	$9,449,000	13%

The increase of $1,199,000 in research and development expenses for the nine-month period ended September 30, 2005, was primarily due to an increase in spending of $1,907,000 on one of our discovery research programs which is under a sponsored research agreement with the Spinal Muscular Atrophy Foundation. This program began in mid-September 2004 and we incurred costs of $139,000 during the nine-month period ended September 30, 2004. Reduced spending of $178,000 in our Hedgehog small molecule and antibody antagonist for cancer programs partially offset this increase. This increase was partially offset by a decrease in stock-based compensation, which was $188,000 as compared to $864,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value in August 2000 that became fully vested as of August 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004.

General and Administrative Expenses.    General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2005	2004
Personnel	$2,549,000	$2,273,000	12%
Occupancy and depreciation	946,000	500,000	89%
Legal services	1,019,000	1,443,000	(29)%
Consulting and professional services	797,000	1,137,000	(30)%
Insurance costs	319,000	378,000	(16)%
Other general and administrative expenses	506,000	535,000	(5)%
Stock-based compensation	5,000	195,000	(97)%

Total general and administrative expenses	$6,141,000	$6,461,000	(5)%

The decrease of $320,000 in general and administrative expenses for the nine-month period ended September 30, 2005 was due to decreases in most cost categories, offset by an increase in personnel costs and by the recognition of a $500,000 charge resulting from the expected loss of subtenant income under an operating lease for the remainder of our lease term.

Amortization of Intangibles.    Amortization of intangible assets was $56,000 for each of the nine-month periods ended September 30, 2005 and 2004.

Interest Income.    Interest income for the nine-month period ended September 30, 2005 was $862,000 as compared to $333,000 for the nine-month period ended September 30, 2004, an increase of $529,000, or 159%. The increase in interest income resulted from higher interest rates and a higher available investment balance for the period ended September 30, 2005 as compared to September 30, 2004.

Other Income.    Other income for the nine-month period ended September 30, 2005 was $25,000 as compared to $233,000 for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2004, other income primarily consisted of an adjustment to an estimate of an amount payable to a former collaborator.

Interest Expense.    Interest expense for the nine-month period ended September 30, 2005 was $264,000 as compared to $307,000 for the nine-month period ended September 30, 2004, a decrease of $43,000, or 14%. The decrease resulted from lower outstanding debt obligations at September 30, 2005 as compared to September 30, 2004.

Net Loss.    As a result of the foregoing, we incurred a net loss of $13,419,000 for the nine-month period ended September 30, 2005 as compared to a net loss of $12,245,000 for the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At September 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $42,898,000, excluding restricted long-term investments of $196,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with clinical trials, preclinical studies, laboratory supplies, consulting fees, and legal fees. To date, the source of our cash flows from operations has been payments received from our collaborators and liaisons. In general, our only source of cash flows from operations for the foreseeable future will be the up-front license payments, if any, payments for the achievement of milestones, if any, and funded research and development that we may receive under collaboration agreements. The timing of any new collaboration agreements and any payments under existing collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $11,173,000 for the nine-month period ended September 30, 2005 as compared to $7,447,000 for the nine-month period ended September 30, 2004. Cash used in operating activities during the nine-month period ended September 30, 2005 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain current assets and liabilities during the nine-month period ended September 30, 2005, including the receipt of payments from our collaborators including, a $3,000,000 license fee from Genentech associated with our April 2005 discovery research agreement and $2,000,000 from Genentech for our research and development services under our Hedgehog agonist collaboration. Net cash used in operating activities during the nine-month period ended September 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the nine-month period ended September 30, 2004, including a $1,500,000 up-front payment received for a licensing agreement with Wyeth and a $2,000,000 maintenance fee payment received from Genentech, further offset our net loss.

We expect to continue to use cash in operations as we continue to develop our products in clinical trials and advance new products into preclinical development. In addition, in the future we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives.

Investing activities provided $7,202,000 of cash for the nine-month period ended September 30, 2005 as compared to $7,243,000 used in the nine-month period ended September 30, 2004. Cash provided by investing activities resulted principally from $9,470,000 in net investment sales offset by $2,268,000 in fixed asset purchases for the nine-month period ended September 30, 2005. For the nine-month period ended September 30, 2004, cash used in investing activities resulted principally from $6,201,000 in net investment purchases and $1,043,000 in fixed asset purchases.

Financing activities provided approximately $4,176,000 of cash for the nine-month period ended September 30, 2005, principally resulting from net proceeds of $1,681,000 from the issuance of debt for the purchase of fixed assets and proceeds of $866,000 received upon stock option exercises. Included in the $4,176,000 is a $1,629,000 correction of a classification error in recording equity related to the June 2003 Hedgehog antagonist collaboration agreement with Genentech and the February 2004 Hedgehog collaboration with Wyeth. Financing activities provided approximately $3,531,000 of cash for the nine-month period ended September 30, 2004 resulting primarily from the sale of $3,272,000 of our common stock, including $1,500,000 from the sale of 315,524 shares to Wyeth and $1,567,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the nine-month period ended September 30, 2004. These increases were offset by $332,000 in repayments of obligations under capital leases.

Pursuant to our co-development arrangement with Genentech, we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales. We will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We expect to incur approximately $20,000,000 in development expenses through phase II clinical trials, of which $4,879,000 was paid through the third quarter of 2005 and an additional $820,000 has been accrued. Genentech filed an investigational new drug application with the FDA on March 31, 2005 in order to initiate human clinical investigation of the basal cell carcinoma product candidate. The basal cell carcinoma product candidate is currently being tested in a phase I clinical trial. Assuming the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials.

Effective June 9, 2005, we entered into a loan agreement with the Boston Private Bank & Trust Company to finance up to $1,450,000 in purchases of equipment and facility leasehold improvements. Under the terms of the loan agreement, we can request periodic financings for qualifying purchases of equipment and leasehold improvements during the period from June 9, 2005 until December 9, 2005. Until December 9, 2005, we will pay interest only on any borrowings on a monthly basis in arrears. On or before December 9, 2005, we will convert the then outstanding balance into a 36-month term note that bears interest at either a variable rate (7.75% as of September 30, 2005) or a fixed rate (7.66% as of September 30, 2005) for the repayment period. The loan will be secured by any equipment and leasehold improvements financed thereunder. As of September 30, 2005, we have financed $866,000 in equipment purchases under this loan agreement.

Effective January 7, 2005, we entered into an amendment with the Boston Private Bank & Trust Company to extend the drawdown date under which we can request periodic financings up to $2,250,000 for qualifying purchases of equipment and facility leasehold improvements through April 30, 2005. On March 23, 2005, we drew down the remaining balance under this agreement bringing the total amount financed to $2,250,000 and exercised our option to convert the outstanding balance into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. The loan is collateralized by all of our property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of September 30, 2005, we were in compliance with the sole covenant under this agreement. This covenant requires us to maintain a minimum working capital ratio. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under this agreement, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

On June 26, 2001, we received $2,000,000 from Becton Dickinson under a convertible subordinated note payable. The note is repayable at any time up to its maturity date of June 26, 2006 by us, at our discretion, in either cash or upon issuance to Becton Dickinson of shares of our common stock. The note bears interest at 7%. As of September 30, 2005, there was approximately $2,597,000, including approximately $597,000 in accrued interest, outstanding under the note.

Since August 2002, we have sublet 11,980 of the 17,600 square fee of our facility at 61 Moulton Street in Cambridge, Massachusetts. Under the terms of our sublease, as amended, we receive sublease payments which total $365,000 per year. In addition, we receive approximately $50,000 for facilities-related services and a pro-rata portion of the 61 Moulton Street facility overhead, including real estate taxes and utilities. In July 2005, our subtenant informed us that it would like to amend the terms of our sublease to reduce its sublease rate and that it would likely vacate the space in December 2005. Our lease obligation on our 61 Moulton Street facility extends to April 2007 and our lease obligation from October 2005 to April 2007 is approximately $750,000. Should our current subtenant vacate the 61 Moulton facility, as expected, we will seek to sublet all or part of the facility. There is no guarantee that we will be able to sublease the premises or on terms that are similar to our current sublease.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at September 30, 2005:

	(amounts in 000’s)
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated long-term debt(2)	$—	$2,805	$—	$—	$—	$—	$2,805
Debt obligations under note payable	1,095	853	798	254	—	—	3,000
Operating lease obligations	203	1,323	1,105	948	948	948	5,475
Outside service obligations(3)	662	163	—	—	—	—	825
Licensing obligations	99	146	—	—	—	—	245

Total future obligations(4)	$2,059	$5,290	$1,903	$1,202	$948	$948	$12,350

(1)	Obligations do not include amounts we will owe Genentech under our co-development arrangement.

(2)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

(3)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(4)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

We anticipate that existing capital resources at September 30, 2005, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth, P&G and the SMA Foundation, assuming these programs continue as planned, should enable us to maintain current and planned operations into the second half of 2007, including spending related to the co-development of our basal cell carcinoma product candidate under development with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials for the foreseeable future. Our ability to continue funding planned operations beyond into the second half of 2007 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2005.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

Forward-Looking Statements

This Quarterly Report on Form 10Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will”, “would”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of September 30, 2005, we had an accumulated deficit of approximately $676,391,000. Other than OP-1, which we and Stryker discovered under a former collaboration and Stryker has subsequently commercialized, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section “—Factors That May Affect Results”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may dilute our existing shareholder ownership interest in us.

We will require substantial funds to continue our research and development programs. In particular, our currently planned operating and capital requirements primarily include the need for working capital to:

•	fund our portion of the U.S. development costs for a basal cell carcinoma drug candidate pursuant to our equal cost-sharing co-development arrangement with Genentech;

•	support our research and development activities for our internal programs, including our program in cardiovascular disease and any unfunded portion of our small molecule discovery screening programs;

•	expand our infrastructure; and

•	fund our general and administrative costs and expenses.

We believe that our existing cash and working capital should be sufficient to fund our operations until mid-2007; however, our future capital requirements may vary from what we expect. There are factors that may affect our planned future capital requirements and accelerate our need for additional financing. These factors, many of which are outside our control, include the following:

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the time and cost, including unplanned cost, involved in advancing clinical trials for the basal cell carcinoma product candidate being co-developed with Genentech;

•	the cost of additional facilities requirements;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty, profit-sharing and other payments, if any, from collaborators;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties to us, if any, from our product candidates in the market; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

We expect to seek additional funding through public or private financings of debt or equity and may seek additional funding from additional strategic collaborators or additional foundations, such as the funding that we were awarded under our Spinal Muscular Atrophy Foundation research grant. However, the biotechnology market in general, and the market for our common stock, in particular, is highly volatile. Due to various factors, including market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development activities will be adversely affected.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Critical Accounting Policies and Estimates” above.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of many of our product candidates and for a significant portion of our revenue. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Wyeth, P&G, and Ortho Biotech Products. Through the third quarter of 2005 and for the year ended December 31, 2004, $7 million and $4.4 million, or 83% and 88%, respectively, of our gross revenue was derived from licensing and research and development payments received from these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

We have recently determined that certain accounting errors in our financial statements did not have a material impact on our previously reported financial information. If our determination is found to have been incorrect then we may be required to restate such previously reported financial information which could cause our stock price to decline and could subject us to securities litigation.

As discussed in Notes 4 and 6 of the notes to financial statements included elsewhere in this quarterly report on Form 10-Q, we have recently concluded that we made accounting errors in prior periods including the following: (1) we prematurely recorded accounts receivable within the assets section of our Balance Sheet as well as an offsetting amount to our deferred revenues within the liabilities section of our Balance Sheet in connection with a collaboration agreement executed in 2003; and (2) we used the contractually negotiated price rather than the closing market price to calculate the value of common shares sold in connection with two of our collaboration agreements. These errors were discovered in connection with an ordinary review of our most recent annual report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 by the Staff of the Corporation Finance Division of the SEC, referred to herein as the Staff.

The first error occurred when we mistakenly treated two $2 million annual maintenance payments payable under our June 2003 Genentech collaboration as Accounts Receivable. We have determined that there were contingencies relating to our receipt of each payment and, therefore, these amounts should not have been reflected in our Balance Sheet until the cash payments were received. As a result of the error, our Balance Sheet reflected excess Accounts Receivable in the amount of $4 million in Q3 2003. As the contingencies expired, the receivable balances were paid and the overstatement of Accounts Receivable declined to $2 million in Q2 2004 and to $0 at year-end 2004. By the end of 2004, therefore, this error had corrected itself and our balance sheet was correct with respect to these contingent payments. Our Balance Sheet also reflected excess Deferred

Revenue during those periods in like amounts. This error had no effect on our Statement of Operations. The errors did not impact cash, cash flow, revenue or income in any period.

The other errors were caused by our allocation of up-front payments that we received under our June 2003 Genentech collaboration agreement and January 2004 Wyeth collaboration agreement. In both of these collaborations, we received contractually specified payments in consideration for granting to each such collaborator an exclusive license to specific technologies and issuing to each such collaborator shares of our common stock. In both cases, we initially were required to allocate this aggregate up-front payment for common stock and license fees to the Equity and Deferred Revenue line items in our Balance Sheet. In each case, we calculated the value of the common stock using the negotiated price (which was less than the closing market price on the agreement date). Because of this, we allocated too little of the payment to Equity and too much to Deferred Revenue. These errors did have some effect on both our Statement of Operations and our Balance Sheet because, in each case, we amortized Deferred Revenue over the life of the agreement to Revenues in our Statement of Operations. Because the amount of Deferred Revenue was too high, the amount recognized as revenue also was too high. These errors did not impact cash or cash flow. As a result of these errors, our Statement of Operations and Balance Sheet overstated revenue, understated additional paid-in capital, referred to as APIC in the table below, and overstated deferred revenue by the following amounts:

	(in $000s)
	2003	2004	Through June 2005
Statement of Operations:
• overstated Revenue	124	233	104

Balance Sheet:
• understated APIC	(1,491)	(1,629)	(1,629)
• overstated Deferred Revenue	1,367	1,217	1,167

We have determined that the impact of these errors, if recorded in the prior periods to which they related, would not have a material impact on previously reported financial information. We also determined that the impact of the adjustments in the financial statements in the quarter ended September 30, 2005 resulting from these errors was immaterial to the financial statements for the quarter ended September 30, 2005 or to the projected results of operations for the year ended December 31, 2005.

There are no general standards or formulas for judging the materiality of the errors in our financial statements. In evaluating the materiality of these errors, we are required to consider all relevant facts and circumstances, including the quantitative impact of the errors as well as a number of qualitative factors. We then have to make a judgment concerning materiality on the basis of that analysis. Based on our assessment of all factors that we believed to be relevant, we concluded that the errors were immaterial. In connection with the Staff’s review, we have recently advised the Staff of such conclusion. If the Staff disagrees with our judgment that these errors are immaterial then we will be required to restate our financial statements for the years ended December 31, 2003 and 2004 and for the quarters ended March 30, 2005, June 30, 2005 and September 30, 2005. Any such restatement could result in a decline in our stock price and securities class action litigation. In the past, securities class action litigation has often been brought in connection with restatements of financial statements. Defending against such potential litigation relating to a restatement of our financial statements will be expensive and will require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our business, results of operations and financial condition.

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

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new strategic collaborations for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Finally, any such strategic alliances or other arrangements may not result in the successful development and commercialization of products and associated revenue.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work with Genentech in the field of cancer, with Wyeth in the field of neurology, with Procter & Gamble in the field of hair growth regulation, is highly competitive. A number of entities are seeking to identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function that such genes or gene fragments perform. Our competitors may discover, characterize and develop important inducing molecules or genes in advance of us. We also face competition from these and other entities in gaining access to DNA samples used in our research and development projects.

Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator.

For those programs that we have selected for internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. For those programs that are subject to a collaboration agreement, competitors may discover, develop and commercialize products which render our products non-competitive or obsolete.

We expect competition to intensify in genomics research and regulatory signaling pathways as technical advances in the field are made and become more widely known.

While many of our technologies are subject to collaborations, our remaining technologies that are available for internal programs have several potential applications. We have limited resources and are pursuing a strategy of undertaking foundation-funded research for orphan disease indications. The limited markets that are associated with such indications as well as conditions of funding arrangements may result in our failure to capitalize on other potentially profitable applications of our technologies.

We have limited financial and managerial resources to devote to new internal programs. These limitations have led us to adopt a strategy where we have undertaken funded research for certain orphan disease indications and to forego the exploration of other product opportunities. While our new technologies may permit us to work in multiple areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. In addition, our funded research includes screening of compounds that are not proprietary to us and may result in identification of a drug candidate that would not result in a commercially viable product and/or may divert resources away from other market opportunities, which ultimately prove to be more profitable.

If we or any of our collaborators fail to achieve market acceptance for our products under development, our future revenue and ability to achieve profitability may be adversely affected.

Our future products, if any are successfully developed, may not gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approvals have been obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of any products we successfully develop. If we are not able to obtain market acceptance for such products, our expected revenues from sales of these products would be adversely affected.

We could be exposed to significant monetary damages and business harm if we are unable to obtain or maintain adequate product liability insurance at acceptable costs or otherwise protect ourselves against potential product liability claims.

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

We rely significantly upon proprietary technology, information, processes and know-how that are not subject to patent protection. We seek to protect this information through confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements and security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials, if any, of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled.

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

We and our collaborators are subject to governmental regulations other than those imposed by the FDA. We and our collaborators may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.

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

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we or our collaborators must be able to manufacture products in adequate clinical and commercial quantities, in compliance with regulatory requirements, at acceptable quality and cost and in a timely manner. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable on a timely basis or at all or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

To the extent that we or our collaborators seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, Wyeth, Procter & Gamble and Ortho Biotech Products, we have granted our collaborators exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $2.46 per share for the period January 1, 2004 through September 30, 2005. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the market place and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. As of September 30, 2005, we had outstanding approximately 49.3 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	EXHIBITS

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: November 14, 2005	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Collaboration, Research and License Agreement dated September 18, 2005 by and between Curis, Inc. and Procter & Gamble Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

†	Confidential treatment has been requested as to certain portions of this exhibit.