Form 10-Q/A
period 2005-03-31
CURIS INC
filed 2006-03-31
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2005, there were 47,900,726 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A is being filed to restate the March 31, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts reported in prepaid expenses and other current assets, deposits and other assets, accrued liabilities, short-term and long-term deferred revenues, additional paid-in capital, and accumulated deficit; and to restate the consolidated statements of operations for the three-month periods ended March 31, 2005 and March 31, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have also been corrected.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 on Form 10-Q/A is presented at Note 3, “Restatement of Financial Statements.”

This Amendment No. 1 amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the first quarter of 2005. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q from the second quarter of 2003 through fiscal 2004 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the consolidated financial statements for fiscal 2004 and 2003 included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2005 should be relied upon.

CURIS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$17,530,187	$22,679,924
Marketable securities	28,365,465	26,834,038
Accounts receivable	2,089,904	1,226,460
Prepaid expenses and other current assets	753,794	796,618

Total current assets	48,739,350	51,537,040

Property and Equipment, net	4,165,719	3,416,620

Other Assets:
Long-term investments	1,048,348	2,606,681
Long-term investments—restricted	193,166	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	83,353	102,122
Deposits and other assets	488,164	494,413

Total other assets	10,795,031	12,378,382

	$63,700,100	$67,332,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt obligations, current portion	$751,595	$1,141,294
Accounts payable	1,234,627	1,643,219
Accrued liabilities	2,147,867	1,078,687
Deferred revenue, current portion	694,308	819,640

Total current liabilities	4,828,397	4,682,840
Long-term debt obligations, net of current portion	1,500,000	—
Convertible notes payable	2,460,325	5,710,007
Deferred revenue, net of current portion	8,288,033	8,356,134
Other long-term liabilities	380,993	271,058

Total liabilities	17,457,748	19,020,039

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized at March 31, 2005 and December 31, 2004; 48,930,583 and 47,882,876 shares issued and outstanding, respectively, at March 31, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	489,306	485,652
Additional paid-in capital	717,753,121	714,831,427
Treasury stock (at cost, 1,047,707 shares at March 31, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(433,841)	(834,157)
Accumulated deficit	(670,580,315)	(665,199,001)
Accumulated other comprehensive income	(94,645)	(80,644)

Total stockholders’ equity	46,242,352	48,312,003

	$63,700,100	$67,332,042

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(as restated)	(as restated)
REVENUES:
Gross Revenues	$2,491,754	$541,593
Contra-revenues	(3,304,502)	—

Net Revenues	(812,748)	541,593

COSTS AND EXPENSES:
Research and development	3,104,544	2,797,147
General and administrative	1,697,864	1,915,149
Stock-based compensation(A)	(49,733)	301,701
Amortization of intangible assets	18,768	18,768

Total costs and expenses	4,771,443	5,032,765

Loss from operations	(5,584,191)	(4,491,172)

OTHER INCOME (EXPENSE):
Interest income	259,460	107,331
Other income	24,958	153,845
Interest expense	(81,541)	(111,347)

Total other income	202,877	149,829

Net loss	$(5,381,314)	$(4,341,343)

Net loss per common share (basic and diluted)	$(0.11)	$(0.11)

Weighted average common shares (basic and diluted)	47,846,903	41,105,756

Net loss	$(5,381,314)	$(4,341,343)
Unrealized (loss) gain on marketable securities	(14,001)	6,228

Comprehensive loss	$(5,395,315)	$(4,335,115)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$(51,521)	$211,114
General and administrative	1,788	90,587

Total stock-based compensation	$(49,733)	$301,701

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,381,314)	$(4,341,343)

Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	196,817	301,935
Stock-based compensation expense	(49,733)	301,701
Non-cash interest expense on notes payable	55,844	103,518
Amortization of intangible assets	18,768	18,768
Changes in operating assets and liabilities:
Accounts receivable	(863,444)	(152,242)
Prepaid expenses and other assets	49,074	180,552
Accounts payable and accrued liabilities	770,523	644,863
Deferred revenue	(193,433)	1,323,835

Total adjustments	(15,584)	2,722,930

Net cash used in operating activities	(5,396,898)	(1,618,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,916,071)	(8,580,091)
Sale of marketable securities	6,370,642	2,145,929
Purchase of long-term investments	—	(3,249,395)
Sale of long-term investments	1,558,333	1,027,208
Purchases of property and equipment	(945,916)	(84,985)

Net cash used in investing activities	(933,012)	(8,741,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	69,872	2,654,101
Proceeds from line of credit	1,110,301	—
Repayments of obligations under capital leases	—	(319,967)

Net cash provided by financing activities	1,180,173	2,334,134

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,149,737)	(8,025,613)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,530,187	$19,708,935

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 4)	$3,305,523	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Restatement of Financial Statements

The Company has restated its March 31, 2005 and December 31, 2004 consolidated balance sheets to correct amounts in prepaid expenses and other current assets, deposits and other assets, accrued liabilities, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit. The Company has also restated its consolidated statements of operations for the three-month periods ended March 31, 2005 and March 31, 2004, to correct amounts in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have also been corrected.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The adjustments are more fully described as follows:

•	Genentech license fee payments: The Company had been recognizing revenue in connection with $7,509,000 in license maintenance fee payments received from Genentech as of part of the June 2003 Hedgehog antagonist collaboration between the parties over an eight-year period based on the Company’s belief that its participation on the steering committees would become inconsequential after the first product was approved in each of the two programs covered under this collaboration, and would therefore no longer represent a performance obligation. The Company has determined it should not have recognized any of this revenue in 2005, 2004 and 2003. Instead, the Company will defer the $7,509,000 in payments and recognize this amount as revenue only when the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech. The contractual term of the Company’s steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of the Company’s steering committee obligations is indefinite and the Company expects that it will not record any revenue related to these payments for at least several years.

•	Expenses due to university licensors: The Company is restating previously reported research and development expenses associated with $410,000 in license fee payments that were payable by the Company to university licensors in connection with the June 2003 Hedgehog antagonist collaboration with Genentech. The Company had previously capitalized this amount as “Prepaid and other current assets” and “Deposits and other assets” in its consolidated balance sheets and amortized this amount to research and development expense as the related license fee revenue was recognized. The Company has determined that it should have instead recognized the entire $410,000 immediately as research and development expense in June 2003.

•	Correction of previously identified immaterial errors—Allocation of up-front payments received from Genentech and Wyeth: In connection with the restatement, the Company will also correct other previously identified immaterial errors which had previously been corrected through a cumulative adjustment to the financial statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. The restatement will allocate the adjustment among the correct periods.

These errors relate to the Company’s sale of shares of its common stock in connection with the June 2003 Genentech and January 2004 Wyeth collaboration agreements. In each case, the Company calculated the value of the common stock using the negotiated price (which was less than the closing market price on the agreement date). Because of this, the Company understated additional-paid in capital and overstated deferred revenue by $1,629,000. The overstatement of deferred revenues resulted in overstatement of license fee revenues because, in each case, the Company amortized deferred revenue over the estimated performance period to revenues in its consolidated statements of operations. The Company will correct its accounting for these common stock sales by allocating the fair value of the common stock sold to its additional paid-in capital accounts at the date of sale and by removing the effect of any license fee revenue that had been previously recorded as a result of these errors. The correction of the accounting for the January 2004 Wyeth collaboration agreement resulted in a $138,000 increase in net cash used in operating activities and a corresponding increase in net cash provided by financing activities for the three months ended March 31, 2004.

The Company also corrected a $242,000 gross-up of prepaid expenses and other current assets and accrued liabilities.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets
March 31, 2005
Prepaid expenses and other current assets	$1,286,919	$(533,125)	$753,794
Total current assets	49,272,475	(533,125)	48,739,350
Total assets	64,233,225	(533,125)	63,700,100
Deferred revenue, current portion	4,062,895	(3,368,587)	694,308
Accrued liabilities	2,389,865	(241,998)	2,147,867
Total current liabilities	8,438,982	(3,610,585)	4,828,397
Deferred revenue, net of current portion	4,344,909	3,943,124	8,288,033
Additional paid-in capital	716,124,121	1,629,000	717,753,121
Accumulated deficit	(668,085,651)	(2,494,664)	(670,580,315)
Total stockholders’ equity	47,108,016	(865,664)	46,242,352
Total liabilities and stockholders’ equity	64,233,225	(533,125)	63,700,100

December 31, 2004
Prepaid expenses and other current assets	$843,198	$(46,580)	$796,618
Total current assets	51,583,620	(46,580)	51,537,040
Deposits and other assets	750,604	(256,191)	494,413
Total other assets	12,634,573	(256,191)	12,378,382
Total assets	67,634,813	(302,771)	67,332,042
Deferred revenue, current portion	1,939,708	(1,120,068)	819,640
Total current liabilities	5,802,908	(1,120,068)	4,682,840
Deferred revenue, net of current portion	6,941,545	1,414,589	8,356,134
Additional paid-in capital	713,202,427	1,629,000	714,831,427
Accumulated deficit	(662,972,709)	(2,226,292)	(665,199,001)
Total stockholders’ equity	48,909,295	(597,292)	48,312,003
Total liabilities and stockholders’ equity	67,634,813	(302,771)	67,332,042

Consolidated Statements of Operations
Three-months ended March 31, 2005
Gross revenues	$2,771,771	$(280,017)	$2,491,754
Net revenues	(532,731)	(280,017)	(812,748)
Research and development expenses	3,116,188	(11,644)	3,104,544
Total costs and expenses	4,783,087	(11,644)	4,771,443
Loss from operations	(5,315,818)	(268,373)	(5,584,191)
Net loss	(5,112,941)	(268,373)	(5,381,314)
Net loss per common share (basic and diluted)	$(0.11)	$0.00	$(0.11)

Three-months ended March 31, 2004
Gross revenues	$855,805	$(314,212)	$541,593
Net revenues	855,805	(314,212)	541,593
Research and development expenses	2,807,835	(10,688)	2,797,147
Total costs and expenses	5,043,453	(10,688)	5,032,765
Loss from operations	(4,187,648)	(303,524)	(4,491,172)
Net loss	(4,037,819)	(303,524)	(4,341,343)
Net loss per common share (basic and diluted)	$(0.10)	$(0.01)	$(0.11)

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Cash Flows

Three months ended March 31, 2005
Net loss	$(5,112,941)	$(268,373)	$(5,381,314)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(181,281)	230,355	49,074
Accounts payable and accrued liabilities	1,012,521	(241,998)	770,523
Deferred revenue	(473,449)	280,016	(193,433)
Total adjustments	(283,957)	268,373	(15,584)

Three months ended March 31, 2004
Net loss	$(4,037,819)	$(303,524)	$(4,341,343)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	191,241	(10,689)	180,552
Deferred revenue	1,147,622	176,213	1,323,835
Total adjustments	2,557,406	165,524	2,722,930
Net cash used in operating activities	(1,480,413)	(138,000)	(1,618,413)
Proceeds from issuance of common stock	2,516,101	138,000	2,654,101
Net cash provided by financing activities	2,196,134	138,000	2,334,134

4.	Revenue Recognition

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

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis, and the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone would prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments would also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended March 31, 2006 are classified as long-term deferred revenue. As of March 31, 2005, the Company has short- and long-term deferred revenue of $694,000 and $8,288,000, respectively, related to its collaborations.

The Company received a grant award during 2004 from the Spinal Muscular Atrophy Foundation. Revenue under this grant is being recognized as the services are provided and when payment is reasonably assured under the terms of the grant.

5.	Genentech Collaboration Accounting

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit, or antagonize, the Hedgehog pathway for the treatment of various cancers. The collaboration

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

consists of two programs: the development of a small molecule Hedgehog antagonist formulated for the topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. Pursuant to the collaboration agreement, Genentech agreed to make specified cash payments, including up-front payments of $8,500,000, which consisted of a $3,509,000 nonrefundable license fee payment and $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also agreed to make license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and substantive milestone payments at various intervals during the clinical development and regulatory approval process of small molecule and antibody Hedgehog antagonist product candidates, assuming specified clinical development and regulatory approval objectives are met. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume.

The Company considers its June 2003 arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog antagonist technologies, research and development services for the first two years of the collaboration, and participation on steering committees. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration could be accounted for separately or should be accounted for as a single unit of accounting. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of accounting because the Company believes that the license, although delivered at the inception of the arrangement, does not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation and because objective and reliable evidence of the fair value of the Company’s research and development services and steering committee participation could not be determined.

The Company has attributed the $3,509,000 up-front fee and the $4,000,000 of maintenance fees to the undelivered research and development services and steering committee participation. The Company did not consider the $4,000,000 in maintenance fees to be substantive milestone payments because receipt of the maintenance fee payments did not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (See Note 4).

The Company has deferred the $7,509,000 in license and maintenance fee payments and will recognize it only when the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech. The contractual term of the Company’s steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of the Company’s steering committee obligations is indefinite and the Company expects that it will not record any revenue related to these payments for at least several years.

The Company expects that some of the clinical development and drug approval milestones under this collaboration with Genentech will be considered to be substantive milestones provided that the successful achievement of these milestones meets each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. For example, the Company believes that a milestone payment for the filing of an investigational new drug application would be substantive since the requirements of its revenue recognition policy would have been met. Should the company ever successfully achieve any substantive milestones under this collaboration agreement, any related milestone payments would be recorded as revenue upon achievement of the milestone in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, all such contingent payments will be deferred until the Company can reasonably estimate when its contractual steering committee obligations will cease, or after it no longer has contractual steering committee obligations under this agreement with Genentech.

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

In connection with the co-development arrangement, the Company has applied the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9, which addresses revenue arrangements where both parties make cash payments to each other, as is the case with the Company’s collaboration agreement with Genentech. The collaboration is divided between two development programs—topical therapy for the treatment of basal cell carcinoma and the systemic treatment of other solid tumor cancers. As noted above, the topical therapy for the treatment of basal cell carcinoma product candidate is being co-developed by Genentech and the Company and the Company reimburses Genentech for the Company’s equal share of the basal cell carcinoma development costs incurred and invoiced by Genentech. Under the systemic treatment of other solid tumor cancer program, Genentech reimburses the Company for research services that the Company performs under the collaboration, as defined in the agreement. In addition, Genentech reimburses the Company for certain of the Company’s patent and other expenses and will pay the Company development milestones and royalties, should certain development objectives and/or commercial sales occur.

The Company will follow the provision of EITF 01-09 and expects to record its future co-development payments first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and of probable future revenues, which includes any unamortized deferred revenue balances, under all arrangements with Genentech and then as an expense.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

As of March 31, 2005, the Company has recorded cumulative revenues under the collaboration agreement with Genentech of $1,636,000. In addition, at March 31, 2005, the Company’s unamortized deferred revenue under its collaboration with Genentech were $7,509,000. During the first quarter of 2005, the Company incurred $3,305,000 in costs related to the co-development of the basal cell carcinoma therapeutic product candidate, which represents amounts owed to Genentech for the reimbursement of the Company’s equal share of costs incurred by Genentech under the agreement. The $3,305,000 in costs also represent the cumulative costs incurred to date on this program. Since the sum of cumulative revenue recorded to date and the unamortized deferred revenue exceeded cumulative co-development costs incurred to-date, the Company has recorded a reduction to revenues, or contra-revenue, of $3,305,000 in its consolidated statement of operations and comprehensive loss for the three-month period ended March 31, 2005.

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

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended March 31,
	2005	2004
	(As Restated)	(As Restated)
Net loss applicable to common stockholders, as reported	$(5,381,000)	$(4,341,000)
Add back: employee stock-based compensation included in net loss applicable to common stockholders, as reported	2,000	209,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,178,000)	(1,952,000)

Pro forma net loss	$(6,557,000)	$(6,084,000)
Net loss per common share (basic and diluted)—
As reported	$(0.11)	$(0.11)
Pro forma	$(0.14)	$(0.15)

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

8.	Subsequent Events

(a)	Drug Discovery Collaboration Agreement with Genentech

(i)	Collaboration Summary

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

Under the terms of the agreement, the Company will have primary responsibility for research and development activities and Genentech will be responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights described below. Genentech will also make cash payments to the Company that are contingent upon the successful achievement of certain preclinical and clinical development milestones and drug approval milestones. Genentech has an option to extend the initial two-year research term for up to two additional years in one-year increments. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

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

The Company expects that some of the preclinical, clinical development and drug approval milestones under this collaboration with Genentech to be substantive milestones provided that the successful achievement of these milestones meets each of the criteria set forth in the Company’s revenue recognition

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

policy related to substantive milestones. For example, the Company believes that a milestone payment for the achievement of a preclinical milestone or Genentech’s filing of an investigational new drug application would be substantive since the requirements of its revenue recognition policy would have been met. Should the company ever successfully achieve any substantive milestones under this collaboration agreement, any related milestone payments would be recorded as revenue upon achievement of the milestone in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations.

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, the Company will recognize such contingent payments as revenue ratably over the remaining performance period at the time such payment is received.

(b)	Genentech April 2005 Hedgehog Antagonist Collaboration Amendment

(i)	Agreement Summary

On April 13, 2005, the Company entered into a second amendment to the Collaborative Research, Development and License Agreement with Genentech dated June 11, 2003. The effective date of the amendment was April 11, 2005.

Under the terms of the amendment, Genentech will provide to the Company $2,000,000 of funding to continue development of therapeutics to treat solid tumor cancers, and the research term has been extended until December 11, 2005 (previously June 11, 2005), at which time the $2,000,000 will be paid. At Genentech’s option, the research term may be extended for an additional six-month period to June 11, 2006, upon written notice delivered to the Company by October 2005. Genentech notified the Company in October 2005 of its decision to extend the research term, and will now fund ten Curis full-time equivalents through June 11, 2006. Genentech will pay the Company $1,250,000 in June 2006, provided that Curis has performed the required research services. Other than the change to the period of the research term and payments associated with such research, the amendment has not changed the terms of the June 2003 agreement, which remains in full force and effect.

(ii)	Accounting Summary

The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement, and a previous amendment entered into between the Company and Genentech in December 2004, since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalents providing research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement are to provide research services and xenograft tumor samples to Genentech through June 11, 2006. Since Genentech elected to exercise its option and extend the research services, the Company’s performance obligations would extend for an additional period from December 2005 through June 2006. The Company has applied the provisions of SAB No. 104 and is recognizing the research funding as revenues under this collaboration as such research services are performed. The amount payable to the Company and, accordingly, the amount of revenue to be recognized will vary if the Company provides less than the required sixteen full-time equivalents through December 2005 or the ten full-time equivalents through June 2006.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Restatement of Financial Statements

In this Quarterly Report on Form 10Q/A we are restating our March 31, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts in prepaid expenses and other current assets, deposits and other assets, accrued liabilities, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit and to restate the consolidated statements of operations for the three-month periods ended March 31, 2005 and March 31, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have also been corrected. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q from the second quarter of 2003 through fiscal 2004 have not been revised to reflect the restatement and the consolidated financial statements contained in those reports should not be relied upon. Instead, the consolidated financial statements for fiscal 2004 and 2003 included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2005 should be relied upon. For additional information regarding the restatement, refer to Note 3 “Restatement of our Financial Statements” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A. Management’s discussion and analysis of the financial condition and our results of operations for the three-month periods ended March 31, 2005 and 2004 have been updated to reflect these restated amounts.

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

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $670,580,000 as of March 31, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

We currently have strategic collaborations with Genentech and Wyeth Pharmaceuticals, or Wyeth, to develop therapeutics which modulate the signaling of the Hedgehog, or Hh, pathway and, as of April 1, 2005, an additional collaboration with Genentech to develop therapeutics that modulate another signaling pathway that plays an important role in cell proliferation. We have also licensed our bone morphogenetic protein, or BMP, pathway portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration for all applications excluding orthopedic and dental therapeutic applications. Our strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be either a majority or wholly funded by our collaborators and provide us with the opportunity to receive additional payments if specified milestones are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic license and collaboration agreements included $18,000,000 in up-front payments, of which we received $6,629,000 from the sale of shares of our common stock, and also include potential future clinical development and regulatory approval milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are developed, and all milestone payments are received upon successful completion of specified research and/or development objectives and regulatory approvals. In the future, we plan to continue to seek corporate collaborators for the further development and commercialization of some of our other technologies.

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

The collaborations and licenses are summarized as follows:

Genentech Hedgehog Antagonist Collaboration.    In June 2003, we licensed our proprietary Hedgehog pathway antagonists to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop these molecules for cancer indications. The collaboration consists of two programs: the development of a small molecule Hedgehog antagonist formulated for the topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog antagonists for the treatment of certain other solid tumor cancers. Pursuant to the collaboration agreement, Genentech agreed to make specified cash payments, including up-front payments of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also agreed to make license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and milestone payments at various intervals during the clinical development and regulatory approval process of small molecule and antibody Hedgehog antagonist product candidates, assuming specified clinical development and regulatory approval objectives are met. In addition, Genentech will pay a royalty on potential future net product sales, which increases with increasing sales volume. As described below, in December 2004, we entered into an amendment to this agreement which modified the maintenance and the payment arrangement.

In January 2005, pursuant to the collaboration agreement we exercised an option to co-develop Hedgehog antagonist products in the field of basal call carcinoma in the U.S. We are now sharing equally in both U.S. development costs and any future U.S. net profits and/or losses resulting from the development and commercialization of our basal cell carcinoma product candidate. This co-development right includes basal cell carcinoma and any additional indications for which this product candidate may be developed in the U.S. As a result of participating in co-development, we will forego U.S. development milestone and royalty payments on potential future U.S. sales of the basal cell carcinoma product candidate. Should we determine that we cannot continue funding our equal share of the development expenses, we may opt out of the co-development structure and receive certain development and regulatory approval milestones and royalties on sales of the basal cell carcinoma product candidate, should any ever occur. On March 31, 2005, Genentech filed an investigational new drug application for the basal cell carcinoma product candidate with the FDA. In addition to our co-development rights in the U.S. marketplace, in certain major international markets, we will receive milestones if specific clinical development objectives are achieved and a royalty on any international sales of a basal cell carcinoma product candidate.

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

The April 2005 amendment, effective from June 12, 2005 to June 11, 2006, provides for up to sixteen of our full-time equivalent researchers, including six full-time equivalents that are employed by a third party but are managed by us, to provide research and development services for the systemic Hedgehog antagonist program for the period of June 12, 2005 until December 11, 2005, in exchange for an additional $2,000,000, which was paid in December 2005. The agreement also provides Genentech with the option to request that we provide up to sixteen full-time equivalent researchers to perform research services during the period of December 12, 2005 until June 11, 2006, provided that Genentech supplies us with adequate notice.

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

Under the terms of the agreement, we will have primary responsibility for drug discovery and research activities and Genentech will be responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid us an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research activities during the initial two-year research term, subject to certain termination rights. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain preclinical and clinical development milestones and drug approval milestones. Excluding royalties on potential net product sales, the total potential cash payments from this collaboration could exceed $140,000,000, assuming that two products are commercialized in two indications each. Genentech has an option to extend the initial two-year research term for up to two additional years in one-year increments. Genentech will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed.

Wyeth Hedgehog Agonist Collaboration.    In January 2004, we licensed our Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals, or Wyeth, for therapeutic applications in the treatment of neurological diseases and other disorders. Pursuant to the collaboration agreement, Wyeth agreed to make specified cash payments, including up-front payments of $3,000,000, which consisted of a $1,362,000 non-refundable license fee payment and $1,638,000 in exchange for 315,524 shares of our common stock.

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

In addition to these initial and potential future milestone payments, Wyeth is obligated to provide financial support of our research under the collaboration, at $250,000 per full-time equivalent researcher, for a period of up two years based on the number of full-time equivalent researchers performing services under the collaboration. We are obligated to dedicate between five and ten full-time equivalents to this program, as determined by the steering committee in six-month intervals, for two years. After the initial two-year period, Wyeth can, at its option, elect to extend our research obligation, and Wyeth’s funding thereof, for an initial one-year extension on the same terms and conditions as the initial two-year term. Thereafter, the agreement may be extended for additional one-year periods upon recommendation of the steering committee and with the Company’s consent with such full-time equivalent resources and related Wyeth funding obligations as may be consistent with fulfilling the objectives of the research plan. The senior Wyeth representative on the Joint Steering Committee has the deciding vote in the event the parties disagree on matters relating to the research program. The agreement provides for a one-year evaluation period immediately following the end of the research term, during which we may be obligated to serve on the steering committee and may be required, at Wyeth’s expense, to perform additional research and development services. We currently estimate we will only be required to provide steering committee services during the evaluation period if we are also performing research services during that period.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to understanding the judgments and estimates we use in preparing our financial statements:

Revenue recognition.    Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development milestones and royalties on product sales. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or becomes inconsequential, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete its performance obligations under an arrangement. In addition, if we are involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, we assess whether our involvement constitutes a performance obligation or a right to participate. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone would prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments would also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended March 31, 2006 are classified as long-term deferred revenue. As of March 31, 2005, we have short- and long-term deferred revenue of 694,000 and $8,288,000, respectively, related to our collaborations.

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

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

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

Results of Operations

Quarters Ended March 31, 2005 and March 31, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2005	2004
	(as restated)	(as restated)
REVENUES:
Research and development contracts
Genentech	$979,000	$153,000	540%
Wyeth	607,000	301,000	102%
Spinal Muscular Atrophy Foundation	588,000	—	100%

Subtotal	2,174,000	454,000	379%

License fees	68,000	38,000	79%
Substantive milestones	250,000	50,000	400%

Gross Revenues	2,492,000	542,000	360%

Contra-revenues from co-development with Genentech	(3,305,000)	—	(100%)

Net Revenue	$(813,000)	$542,000	(250%)

The $1,355,000, or 250%, decrease in net revenues for the three months ended March 31, 2005 as compared to the same period in the prior year, was primarily due to $3,305,000 in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Our contra-revenues were partially offset by $1,720,000 increase in revenues from our research and development contracts, which increased from $454,000 for the three months ended March 31, 2004 to $2,174,000 for the three months ended March 31, 2005. Research and development contract revenues for three months ended March 31, 2005 increased $1,543,000 from two new agreements entered into during the second half of 2004—a sponsored research agreement with the Spinal Muscular Atrophy Foundation and an agreement to extend research services to Genentech under our solid tumor program entered into April 2005.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2005	2004
		(as restated)	(as restated)
Hh small molecule antagonist	Basal cell carcinoma	$16,000	$48,000	(67%)
Hh small molecule and antibody antagonist	Cancer	939,000	1,021,000	(8%)
Hh small molecule agonist	Nervous system disorders	704,000	863,000	(18%)
Hh small molecule agonist	Hair loss	243,000	185,000	31%
Discovery research	Spinal muscular atrophy	661,000	—	100%
Discovery research	Various	542,000	680,000	(20%)

Total research and development expense		$3,105,000	$2,797,000	11%

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

Stock-based Compensation.    We recorded a $50,000 reversal of stock-based compensation expense for the three-month period ended March 31, 2005 related to mark-to-market adjustments of stock options issued to non-employees. We recognized expense of $302,000 for the three-month period ended March 31, 2004, a decrease of $352,000, or 117%. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value on August 18, 2000 that became fully vested as of August 18, 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004. We recorded $257,000 in stock-based compensation related to these options for the three months ended March 31, 2004. We also recorded $45,000 in stock-based compensation related to non-employee options for the period ended March 31, 2004. The decrease was also attributable to options issued to non-employees that are marked-to-market liabilities. As our stock price fluctuates, the liability either increases or decreases. Because our stock price declined, we recorded a reversal for stock-based compensation.

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

Net Loss Applicable to Common Stockholders.    As a result of the foregoing, we incurred a net loss applicable to common stockholders of $5,381,000 for the three-month period ended March 31, 2005 as compared to a net loss applicable to common stockholders of $4,341,000 for the three-month period ended March 31, 2004.

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

Net cash used in operating activities was $5,397,000 for the three-month period ended March 31, 2005 as compared to $1,618,000 for the three-month period ended March 31, 2004. Cash used in operating activities during the three-month period ended March 31, 2005 was primarily the result of our net loss for the period partially offset by an increase in working capital and by non-cash charges including depreciation, amortization and non-cash interest expense. Cash used in operating activities during the three-month period ended March 31, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the three-month period ended March 31, 2004, including a $1,362,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss.

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

Financing activities provided cash of approximately $1,180,000 for the three-month period ended March 31, 2005, resulting from proceeds of $1,110,000 from the issuance of debt for the purchase of fixed assets and $70,000 received upon stock option exercises. Financing activities provided approximately $2,334,000 of cash for the three-month period ended March 31, 2004, resulting primarily from the sale of our common stock, including the sale of 315,524 shares to Wyeth and proceeds received upon stock option exercises. This increase was offset by $320,000 in repayments of obligations under capital leases.

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

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at March 31, 2005:

	(amounts in 000’s)(1)
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated long-term debt(2)	$—	$2,805	$—	$—	$—	$—	$2,805
Debt obligations under note payable	600	853	798	254	—	—	2,505
Operating lease obligations	610	1,323	1,105	948	948	948	5,882
Outside service obligations(3)	1,206	—	—	—	—	—	1,206
Licensing obligations	225	—	—	—	—	—	225

Total future obligations.	$2,641	$4,981	$1,903	$1,202	$948	$948	$12,623

(1)	Obligations do not include amounts we will owe Genentech under our co-development arrangement.

(2)	Convertible subordinated debt is convertible into either shares of our common stock or cash at our option.

(3)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of March 31, 2005, we had an accumulated deficit of approximately $670,580,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech Products, and Wyeth. $1.9 million and $3.1 million, or 76% and 85%, respectively, of our gross revenue for the first quarter of 2005 and for the year ended December 31, 2004 were derived from licensing and research and development payments paid to us by these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

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

CURIS, INC.

Dated: March 31, 2006	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

†	Confidential treatment has been requested as to certain portions of this exhibit.