Form 10-Q/A
period 2005-06-30
CURIS INC
filed 2006-03-31
CIK 1108205

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A is being filed to restate the June 30, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts reported in prepaid expenses and other current assets, deposits and other assets, short-term and long-term deferred revenues, additional paid-in capital, and accumulated deficit; and to restate the consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and June 30, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have also been corrected.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 on Form 10-Q/A is presented at Note 3, “Restatement of Financial Statements.”

This Amendment No. 1 amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

CURIS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENT S

CURIS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$19,136,568	$22,679,924
Marketable securities	29,392,086	26,834,038
Accounts receivable	624,671	1,226,460
Prepaid expenses and other current assets	544,546	796,618

Total current assets	49,697,871	51,537,040

Property and Equipment, net	4,349,866	3,416,620

Other Assets:
Long-term investments	—	2,606,681
Long-term investments – restricted	193,166	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	64,585	102,122
Deposits and other assets	481,914	494,413

Total other assets	9,721,665	12,378,382

	$63,769,402	$67,332,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$763,033	$1,141,294
Convertible notes payable	2,508,643	—
Accounts payable	1,723,020	1,643,219
Accrued liabilities	3,066,728	1,078,687
Deferred revenue, current portion	1,548,800	819,640

Total current liabilities	9,610,224	4,682,840
Long-term debt obligations, net of current portion	1,375,000	—
Convertible notes payable, net of current portion	—	5,710,007
Deferred revenue, net of current portion	10,282,434	8,356,134
Other long-term liabilities	647,398	271,058

Total liabilities	21,915,056	19,020,039

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized; 49,110,029 and 48,062,322 shares issued and outstanding, respectively, at June 30, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	491,100	485,652
Additional paid-in capital	718,182,532	714,831,427
Treasury stock (at cost, 1,047,707 shares at June 30, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(428,810)	(834,157)
Accumulated deficit	(675,438,249)	(665,199,001)
Accumulated other comprehensive loss	(60,953)	(80,644)

Total stockholders’ equity	41,854,346	48,312,003

	$63,769,402	$67,332,042

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
REVENUES:
Gross Revenues	$2,814,625	$802,823	$5,306,379	$1,344,417
Contra-revenues from co-development with Genentech	(1,574,000)	—	(4,878,502)	—

Net Revenues	1,240,625	802,823	427,877	1,344,417

COSTS AND EXPENSES:
Research and development	3,589,764	2,737,254	6,694,306	5,534,402
General and administrative	2,606,770	2,239,299	4,304,635	4,154,447
Stock-based compensation(A)	77,324	388,918	27,591	690,619
Amortization of intangible assets	18,768	18,768	37,536	37,535

Total costs and expenses	6,292,626	5,384,239	11,064,068	10,417,003

Loss from operations	(5,052,001)	(4,581,416)	(10,636,191)	(9,072,586)

OTHER INCOME (EXPENSE):
Interest income	283,200	108,840	542,661	216,172
Other income	—	39,500	24,958	193,345
Interest expense	(89,135)	(92,933)	(170,676)	(204,279)

Total other income, net	194,065	55,407	396,943	205,238

Net loss	$(4,857,936)	$(4,526,009)	$(10,239,248)	$(8,867,348)

Net loss per common share (basic and diluted)	$(0.10)	$(0.11)	$(0.21)	$(0.21)

Weighted average common shares (basic and diluted)	47,964,360	41,467,655	47,905,956	41,286,705

Net loss	$(4,857,936)	$(4,526,009)	$(10,239,248)	$(8,867,348)
Unrealized gain (loss) on marketable securities	33,692	(65,386)	19,691	(59,158)

Comprehensive loss	$(4,824,244)	$(4,591,395)	$(10,219,557)	$(8,926,506)

(A) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$75,536	$311,252	$24,016	$522,366
General and administrative	1,788	77,666	3,575	168,253

Total stock-based compensation	$77,324	$388,918	$27,591	$690,619

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,239,248)	$(8,867,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,801	583,637
Stock-based compensation expense	27,591	690,619
Non-cash interest on notes payable	104,159	199,233
Amortization of intangible assets	37,536	37,535
Changes in current assets and liabilities:
Accounts receivable	601,789	(2,336,967)
Prepaid expenses and other assets	264,571	725,144
Accounts payable and accrued liabilities	2,444,182	635,784
Deferred contract revenue	2,655,460	3,255,735

Total adjustments	6,524,089	3,790,720

Net cash used in operating activities	(3,715,159)	(5,076,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(21,293,849)	(15,111,555)
Sales of marketable securities	18,755,492	6,418,768
Purchases of long-term investments	—	(4,568,290)
Sales of long-term investments	2,606,681	2,998,930
Purchases and dispositions of property and equipment	(1,322,047)	(782,809)

Net cash used in investing activities	(1,253,723)	(11,044,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	428,787	2,940,091
Proceeds from line of credit, net	1,121,739	591,930
Repayments of principal obligations under note payable and capital leases	(125,000)	(326,798)

Net cash provided by financing activities	1,425,526	3,205,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,543,356)	(12,916,361)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,136,568	$14,818,187

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 5)	$3,305,523	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

These interim results are not necessarily indicative of results to be expected for the full year or subsequent interim periods.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

3.	Restatement of Financial Statements

The Company has restated its June 30, 2005 and December 31, 2004 consolidated balance sheets to correct amounts in prepaid expenses and other current assets, deposits and other assets, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit. The Company has also restated its consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and June 30, 2004, to correct amounts in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have also been corrected.

These adjustments are more fully described as follows:

•	Genentech license fee payments: The Company had been recognizing revenue in connection with $7,509,000 in license maintenance fee payments received from Genentech as of part of the June 2003 Hedgehog antagonist collaboration between the parties over an eight-year period based on the Company’s belief that its participation on the steering committees would become inconsequential after the first product was approved in each of the two programs covered under this collaboration, and would therefore no longer represent a performance obligation. The Company has determined it should not have recognized any of this revenue in 2005, 2004 or 2003. Instead, the Company will defer the $7,509,000 in payments and recognize this amount as revenue only when the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech. The contractual term of the Company’s steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of the Company’s steering committee obligations is indefinite and the Company expects that it will not record any revenue related to these payments for at least several years.

•	Expenses due to university licensors: The Company is restating previously reported research and development expenses associated with $410,000 in license fee payments that were payable by the Company to university licensors in connection with the June 2003 Hedgehog antagonist collaboration with Genentech. The Company had previously capitalized this amount as “Prepaid and other current assets” and “Deposits and other assets” in its consolidated balance sheets and amortized this amount to research and development expense as the related license fee was recognized. The Company has determined that it should have instead recognized the entire $410,000 immediately as research and development expense in June 2003.

•	Correction of previously identified immaterial errors—Allocation of up-front payments received from Genentech and Wyeth: In connection with the restatement, the Company will also correct other previously identified immaterial errors which had previously been corrected through a cumulative adjustment to the consolidated financial statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. The restatement will allocate the adjustment among the correct periods.

These errors relate to the Company’s sale of shares of our common stock in connection with the June 2003 Genentech and January 2004 Wyeth collaboration agreements. In each case, the Company calculated the value of the common stock using the negotiated price (which was less than the closing market price on the agreement date). Because of this, the Company understated additional paid-in capital and overstated deferred revenues by $1,629,000. The overstatement of deferred revenues resulted in an overstatement of license fee revenues because, in each case, the Company amortized deferred revenue over the estimated performance period to revenues in its

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

consolidated statements of operations. The Company will correct its accounting for these common stock sales by allocating the fair value of the common stock sold to its additional paid-in capital accounts at the date of sale and by removing the effect of any license fee revenue that had been previously recorded as a result of these errors. The correction of the accounting for the January 2004 Wyeth collaboration agreement resulted in a $138,000 increase in net cash used in operating activities and a corresponding increase in net cash provided by financing activities for the six months ended June 30, 2004.

The following is a summary of the effects of the changes described above:

Consolidated Balance Sheets

	As Previously Reported	Adjustments	As Restated
June 30, 2005
Prepaid expenses and other current assets	$738,629	$(194,083)	$544,546
Total current assets	49,891,954	(194,083)	49,697,871
Total assets	63,963,485	(194,083)	63,769,402
Deferred revenue, current portion	2,668,868	(1,120,068)	1,548,800
Total current liabilities	10,730,292	(1,120,068)	9,610,224
Deferred revenue, net of current portion	8,307,811	1,974,623	10,282,434
Additional paid-in capital	716,553,532	1,629,000	718,182,532
Accumulated deficit	(672,760,610)	(2,677,639)	(675,438,249)
Total stockholders’ equity	42,902,985	(1,048,639)	41,854,346
Total liabilities and stockholders’ equity	63,963,485	(194,083)	63,769,402

December 31, 2004
Prepaid expenses and other current assets	$843,198	$(46,580)	$796,618
Total current assets	51,583,620	(46,580)	51,537,040
Deposits and other assets	750,604	(256,191)	494,413
Total other assets	12,634,573	(256,191)	12,378,382
Total assets	67,634,813	(302,771)	67,332,042
Deferred revenue, current portion	1,939,708	(1,120,068)	819,640
Total current liabilities	5,802,908	(1,120,068)	4,682,840
Deferred revenue, net of current portion	6,941,545	1,414,589	8,356,134
Additional paid-in capital	713,202,427	1,629,000	714,831,427
Accumulated deficit	(662,972,709)	(2,226,292)	(665,199,001)
Total stockholders’ equity	48,909,295	(597,292)	48,312,003
Total liabilities and stockholders’ equity	67,634,813	(302,771)	67,332,042

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Three months ended June 30, 2005
Gross revenues	3,094,642	(280,017)	2,814,625
Net revenues	1,520,642	(280,017)	1,240,625
Research and development expenses	3,686,805	(97,041)	3,589,764
Total costs and expenses	6,389,667	(97,041)	6,292,626
Loss from operations	(4,869,025)	(182,976)	(5,052,001)
Net loss	(4,674,960)	(182,976)	(4,857,936)
Net loss per common share (basic and diluted)	$(0.10)	$(0.00)	$(0.10)

Three months ended June 30, 2004
Gross revenues	1,120,068	(317,245)	802,823
Net revenues	1,120,068	(317,245)	802,823
Research and development expenses	2,829,862	(92,608)	2,737,254
Total costs and expenses	5,476,847	(92,608)	5,384,239
Loss from operations	(4,356,779)	(224,637)	(4,581,416)
Net loss	(4,301,372)	(224,637)	(4,526,009)
Net loss per common share (basic and diluted)	$(0.10)	$(0.01)	$(0.11)

Six months ended June 30, 2005
Gross revenues	5,866,413	(560,034)	5,306,379
Net revenues	987,911	(560,034)	427,877
Research and development expenses	6,802,993	(108,687)	6,694,306
Total costs and expenses	11,172,755	(108,687)	11,064,068
Loss from operations	(10,184,844)	(451,347)	(10,636,191)
Net loss	(9,787,901)	(451,347)	(10,239,248)
Net loss per common share (basic and diluted)	$(0.20)	$(0.01)	$(0.21)

Six months ended June 30, 2004
Gross revenues	1,975,874	(631,457)	1,344,417
Net revenues	1,975,874	(631,457)	1,344,417
Research and development expenses	5,637,699	(103,297)	5,534,402
Total costs and expenses	10,520,300	(103,297)	10,417,003
Loss from operations	(8,544,426)	(528,160)	(9,072,586)
Net loss	(8,339,188)	(528,160)	(8,867,348)
Net loss per common share (basic and diluted)	$(0.20)	$(0.01)	$(0.21)

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Six months ended June 30, 2005
Net loss	$(9,787,901)	$(451,347)	$(10,239,248)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	373,259	(108,688)	264,571
Deferred revenue	2,095,426	560,034	2,655,460
Total adjustments	6,072,742	451,347	6,524,089

Six months ended June 30, 2004
Net loss	$(8,339,188)	$(528,160)	$(8,867,348)
Changes in operating assets and liabilities:
Accounts receivable	(336,967)	(2,000,000)	(2,336,967)
Prepaid expenses and other assets	261,776	463,368	725,144
Accounts payable and accrued liabilities	1,202,450	(566,666)	635,784
Deferred revenue	762,277	2,493,458	3,255,735
Total adjustments	3,400,560	390,160	3,790,720
Net cash used in operating activities	(4,938,628)	(138,000)	(5,076,628)
Proceeds from issuance of common stock	2,802,091	138,000	2,940,091
Net cash provided by financing activities	3,067,223	138,000	3,205,223

4.	Revenue Recognition

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

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement. The performance obligations are provided on a best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended June 30, 2006 are classified as long-term deferred revenue. As of June 30, 2005, the Company has short- and long-term deferred revenue of $1,549,000 and $10,282,000, respectively, related to its collaborations.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

6.	Genentech April 2005 Hedgehog Antagonist Collaboration Amendment

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

collaboration agreement, any related milestone payments would be recorded as revenue upon achievement of the milestone in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations.

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, such contingent payments will be deferred until the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech.

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

As of June 30, 2005, the Company has recorded cumulative co-development costs of $4,879,000 and cumulative revenues under its collaborations with Genentech of $3,174,000. In addition, the Company’s unamortized deferred revenues under its collaborations with Genentech were $10,770,000. Since the sum of the cumulative revenue recorded to date and the unamortized deferred revenue exceed the cumulative co-development costs incurred to-date, the Company has recorded a reduction to revenues, or contra revenue, of $1,574,000 and $4,879,000 in the Company’s consolidated statement of operations and comprehensive loss for the three-and six-month periods ended June 30, 2005.

8.	Long-Term Debt and Capital Lease Obligations

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss, as reported	$(4,858,000)	$(4,526,000)	$(10,239,000)	$(8,867,000)
Add back: employee stock based compensation included in net loss, as reported	2,000	254,000	4,000	509,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,386,000)	(1,858,000)	(2,564,000)	(3,841,000)

Pro forma net loss	$(6,242,000)	$(6,130,000)	$(12,799,000)	$(12,199,000)

Net loss per common share (basic and diluted)—
As reported	$(0.10)	$(0.11)	$(0.21)	$(0.21)
Pro forma	$(0.13)	$(0.15)	$(0.27)	$(0.30)

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

Restatement of Financial Statements

In this Quarterly Report on Form 10Q/A we are restating our June 30, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts in prepaid expenses and other current assets, deposits and other assets, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit and to restate the consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and June 30, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have also been corrected. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q from the second quarter of 2003 through fiscal 2004 have not been revised to reflect the consolidated restatement and the financial statements contained in those reports should not be relied upon. Instead, the consolidated financial statements for fiscal 2004 and 2003 included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2005 should be relied upon. For additional information regarding the restatement, refer to Note 3 “Restatement of our Financial Statements” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A. Management’s discussion and analysis of the financial condition and our results of operations for the three- and six-month periods ended June 30, 2005 and 2004 have been updated to reflect these restated amounts.

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

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $675,438,000 as of June 30, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

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

Strategic Alliances and License Agreements.    Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Wyeth and Ortho Biotech Products. These strategic license and collaboration agreements included $18,000,000 in up-front payments, including $6,629,000 from the sale of shares of our common stock, and have potential future clinical development milestones of approximately $650,000,000 in the aggregate, assuming that all of the collaborations continue for their full terms, multiple products for multiple indications are developed, and all milestone payments are received upon successful completion of specified research, development and regulatory approval objectives.

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

The April 2005 amendment, effective from June 12, 2005 to June 11, 2006, provides for up to sixteen of our full-time equivalent researchers, including six full-time equivalents that are employed by a third party but are managed by us, to provide research and development services for the systemic Hedgehog antagonist program for the period of June 12, 2005 until December 11, 2005, in exchange for an additional $2,000,000, which was paid in December 2005. The agreement also provides Genentech with the option to request that we provide up to sixteen full-time equivalent researchers to perform research services during the period of December 12, 2005 until June 11, 2006, provided that Genentech supplies us with adequate notice. In October 2005, Genentech requested that we provide ten full-time equivalent researchers, all of which are Curis employees, to work on the program from December 12, 2005 until June 11, 2006, in exchange for $1,250,000. The six full-time third party equivalents that were previously involved in the program are no longer needed, based on the progress made under the program, which included the selection of a lead clinical candidate, a small molecule antagonist of the Hedgehog pathway. The remaining $1,250,000 for subsequent research services is payable by Genentech in June 2006.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended June 30, 2006 are classified as long-term deferred revenue. As of June 30, 2005, we have short- and long-term deferred revenue of $1,549,000 and $10,282,000, respectively, related to our collaborations.

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

Results of Operations

Three-Month Periods Ended June 30, 2005 and June 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
	(as restated)	(as restated)
REVENUES:
Research and development contracts
Genentech	$1,350,000	$171,000	689%
Wyeth	577,000	564,000	2%
Spinal Muscular Atrophy Foundation	632,000	—	100%

Subtotal	2,559,000	735,000	248%

License fees
Genentech	188,000	—	100%
Wyeth	68,000	68,000	—%

Subtotal	256,000	68,000	276%
Gross Revenues	2,815,000	803,000	251%
Contra-revenues from co-development with Genentech	(1,574,000)	—	(100%)

Net Revenue	$1,241,000	$803,000	55%

The $438,000, or 55%, increase in net revenues for the three months ended June 30, 2005 as compared to the same period in the prior year, was primarily due to a $1,824,000 increase in revenues from our research and development contracts, which increased from $735,000 for the three months ended June 30, 2004 to $2,559,000 for the three months ended June 30, 2005. Research and development contract revenues for three months ended June 30, 2005 increased $1,966,000 from four new agreements entered into during the second half of 2004 through the first half of 2005—a sponsored research agreement with the Spinal Muscular Atrophy Foundation, an April 2005 agreement to extend research services to Genentech under our solid tumor program, a new drug discovery collaboration with Genentech, and a second extension of research services to Genentech under our solid tumor program entered into in April 2004.

This increase was partially by $1,574,000 that we recorded in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
		2005	2004
		(as restated)	(as restated)
Hh small molecule antagonist	Basal cell carcinoma	$2,000	$22,000	(91%)
Hh small molecule and antibody antagonist	Cancer	909,000	1,029,000	(12%)
Hh small molecule agonist	Nervous system disorders	778,000	803,000	(3%)
Hh small molecule agonist	Hair loss	203,000	193,000	5%
Discovery research	Spinal muscular atrophy	807,000	—	100%
Discovery research	Various	891,000	691,000	29%

Total research and development expense		$3,590,000	$2,738,000	31%

The increase of $852,000 in research and development expenses for the three-month period ended June 30, 2005 was primarily due to an increase in spending of $1,007,000 on our discovery research programs, one of which is under a grant with the Spinal Muscular Atrophy Foundation and another of which is under collaboration with Genentech. Neither of these agreements were in effect during the three-month period ended June 30, 2004.

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

Net Loss.    As a result of the foregoing, we incurred a net loss of $4,858,000 for the three-month period ended June 30, 2005 as compared to a net loss of $4,526,000 for the three-month period ended June 30, 2004.

Six-Month Periods Ended June 30, 2005 and June 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2005	2004
	(as restated)	(as restated)
REVENUES:
Research and development contracts
Genentech	$2,328,000	$324,000	619%
Wyeth	1,184,000	864,000	37%
Spinal Muscular Atrophy Foundation	1,221,000	—	100%

Subtotal	4,733,000	1,188,000	298%

License fees
Genentech	188,000	—	100%
Wyeth	136,000	106,000	28%

Subtotal	324,000	106,000	206%
Substantive milestones	250,000	50,000	400%
Gross Revenues	5,307,000	1,344,000	295%
Contra-revenues from co-development with Genentech	(4,879,000)	—	(100%)

Net Revenue	$428,000	$1,344,000	(68%)

The $916,000, or 68%, decrease in net revenues for the six months ended June 30, 2005 as compared to the same period in the prior year, was primarily due to $4,879,000 that we recorded in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

The amounts recorded as contra revenues were partially offset by a $3,545,000 increase in revenues from our research and development contracts, which increased from $1,188,000 for the six months ended June 30, 2004 to $4,733,000 for the six months ended June 30, 2005. Research and development contract revenues for six months ended June 30, 2005 increased $3,510,000 from four new agreements entered into during the second half of 2004 through the first half of 2005 – a sponsored research agreement with the Spinal Muscular Atrophy Foundation, an April 2005 agreement to extend research services to Genentech under our solid tumor program, a new drug discovery collaboration with Genentech, and a second extension of research services to Genentech under our solid tumor program entered into in April 2004.

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

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
		2005	2004
		(as restated)	(as restated)
Hh small molecule antagonist	Basal cell carcinoma	$18,000	$71,000	(75%)
Hh small molecule and antibody antagonist	Cancer	1,847,000	2,049,000	(10%)
Hh small molecule agonist	Nervous system disorders	1,481,000	1,666,000	(11%)
Hh small molecule agonist	Hair loss	446,000	378,000	18%
Discovery research	Spinal muscular atrophy	1,468,000	—	100%
Discovery research	Various	1,434,000	1,370,000	5%

Total research and development expense		$6,694,000	$5,534,000	21%

The increase of $1,160,000 in research and development expenses for the six-month period ended June 30, 2005, was primarily due to an increase in spending of $1,468,000 on one of our discovery research programs which is under a sponsored research agreement with the Spinal Muscular Atrophy Foundation. As this agreement was not entered into until September 2004, we incurred no expenses for this program during the six-month period ended June 30, 2004. Reduced spending in other programs, particularly decreases of $185,000 and $202,000 in our Hedgehog small molecule agonist program for nervous system disorders and Hedgehog small molecule and antibody antagonist for cancer programs, respectively, offset this increase.

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

Net Loss.    As a result of the foregoing, we incurred a net loss of $10,239,000 for the six-month period ended June 30, 2005 as compared to a net loss of $8,867,000 for the six-month period ended June 30, 2004.

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

Net cash used in operating activities was $3,715,000 for the six-month period ended June 30, 2005 as compared to $5,077,000 for the six-month period ended June 30, 2004. Cash used in operating activities during the six-month period ended June 30, 2005 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain current assets and liabilities during the six-month period ended June 30, 2005, including receipt of $5,750,000 from Genentech consisting of a $3,000,000 license fee associated with our April 2005 discovery research agreement and $2,750,000 in reimbursement of research and development services. Net cash used in operating activities during the six-month period ended June 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the six-month period ended June 30, 2004, including a $1,362,000 up-front payment received for a licensing agreement with Wyeth, further offset our net loss.

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

Financing activities provided approximately $1,426,000 of cash for the six-month period ended June 30, 2005, resulting from net proceeds of $997,000 from the issuance of debt for the purchase of fixed assets and proceeds of $429,000 received upon stock option exercises. Financing activities provided approximately $3,205,000 of cash for the six-month period ended June 30, 2004 resulting primarily from the sale of $2,940,000 of our common stock, including $1,638,000 from the sale of 315,524 shares to Wyeth and $1,222,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the six-month period ended June 30, 2004. These increases were offset by $327,000 in repayments of obligations under capital leases.

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

	(amounts in 000’s)(1)
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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of June 30, 2005, we had an accumulated deficit of approximately $675,438,000. Other than OP-1, which we and Stryker commercialized under a former collaboration, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section “—Factors That May Affect Results”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Ortho Biotech Products, and Wyeth. For the first half of 2005 and for the year ended December 31, 2004, $4.1 million and $3.1 million, or 77% and 85%, respectively, of our gross revenue was derived from licensing and research and development payments paid to us by these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

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