Form 10-Q/A
period 2005-09-30
CURIS INC
filed 2006-03-31
CIK 1108205

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A is being filed to restate the September 30, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts reported in prepaid expenses and other current assets, deposits and other assets, short-term and long-term deferred revenues, additional paid-in capital, and accumulated deficit; and to restate the consolidated statements of operations for the three- and nine-month periods ended September 30, 2005 and September 30, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have also been corrected.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 on Form 10-Q/A is presented at Note 3, “Restatement of Financial Statements.”

This Amendment No. 1 amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

CURIS, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited and as restated)	4

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005 and 2004 (unaudited and as restated)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited and as restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	55

SIGNATURE		56

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2005	December 31, 2004
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$22,884,331	$22,679,924
Marketable securities	20,013,996	26,834,038
Accounts receivable	2,026,140	1,226,460
Prepaid expenses and other current assets	1,004,128	796,618

Total current assets	45,928,595	51,537,040

Property and Equipment, net	5,015,497	3,416,620

Other Assets:
Long-term investments	—	2,606,681
Long-term investments—restricted	195,998	193,166
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	45,818	102,122
Deposits and other assets	475,664	494,413

Total other assets	9,699,480	12,378,382

	$60,643,572	$67,332,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$1,634,680	$1,141,294
Convertible notes payable	2,556,962	—
Accounts payable	1,320,839	1,643,219
Accrued liabilities	2,271,819	1,078,687
Deferred revenue, current portion	1,236,152	819,640

Total current liabilities	9,020,452	4,682,840
Long-term debt obligations, net of current portion portion	1,187,500	—
Convertible notes payable, net of current portion	—	5,710,007
Deferred revenue, net of current portion	10,440,558	8,356,134
Other long-term liabilities	763,800	271,058

Total liabilities	21,412,310	19,020,039

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value— 125,000,000 shares authorized; 49,333,495 and 48,285,788 shares issued and outstanding, respectively, at September 30, 2005 and 48,565,120 and 47,517,413 shares issued and outstanding, respectively, at December 31, 2004	493,335	485,652
Additional paid-in capital	718,740,861	714,831,427
Treasury stock (at cost, 1,047,707 shares at September 30, 2005 and December 31, 2004)	(891,274)	(891,274)
Deferred compensation	(386,699)	(834,157)
Accumulated deficit	(678,689,593)	(665,199,001)
Accumulated other comprehensive loss	(35,368)	(80,644)

Total stockholders’ equity	39,231,262	48,312,003

	$60,643,572	$67,332,042

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
REVENUES:
License fees	$258,544	$68,100	$582,243	$174,365
Research and development contracts	2,626,072	1,100,881	7,358,750	2,289,033
Substantive Milestones	—	—	250,000	50,000

Gross Revenues	2,884,616	1,168,981	8,190,993	2,513,398

Contra-revenues from co-development with Genentech	(819,491)	—	(5,697,993)	—

Net Revenues	2,065,125	1,168,981	2,493,000	2,513,398

COSTS AND EXPENSES:
Research and development	3,691,261	3,324,079	10,409,583	9,380,846
General and administrative	1,832,802	2,138,070	6,141,013	6,460,769
Amortization of intangible assets	18,768	18,768	56,304	56,304

Total costs and expenses	5,542,831	5,480,917	16,606,900	15,897,919

Loss from operations	(3,477,706)	(4,311,936)	(14,113,900)	(13,384,521)

OTHER INCOME (EXPENSE):
Interest income	319,208	116,358	861,869	332,530
Other income	—	39,500	24,958	232,845
Interest expense	(92,843)	(102,474)	(263,519)	(306,753)

Total other income, net	226,365	53,384	623,308	258,622

Net loss	$(3,251,341)	$(4,258,552)	$(13,490,592)	$(13,125,899)

Net loss per common share (basic and diluted)	$(0.07)	$(0.10)	$(0.28)	$(0.32)

Weighted average common shares (basic and diluted)	48,178,626	41,620,123	47,998,663	41,398,656

Net loss	$(3,251,341)	$(4,258,552)	$(13,490,592)	$(13,125,899)
Unrealized gain (loss) on marketable securities	25,585	23,330	45,276	(35,829)

Comprehensive loss	$(3,225,756)	$(4,235,222)	$(13,445,316)	$(13,161,728)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2004
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,490,592)	$(13,125,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668,720	833,045
Stock-based compensation expense	193,004	1,058,678
Non-cash interest on notes payable	152,478	293,549
Amortization of intangible assets	56,304	56,304
Decrease/increase in long-term receivables	—	—
Changes in current assets and liabilities:
Accounts receivable	(799,680)	(396,368)
Prepaid expenses and other assets	(188,761)	(101,713)
Accounts payable and accrued liabilities	1,363,494	251,008
Deferred contract revenue	2,500,936	3,546,348

Total adjustments	3,946,495	5,540,851

Net cash used in operating activities	(9,544,097)	(7,585,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(24,904,025)	(17,383,387)
Sale of marketable securities	31,769,343	10,400,683
Increase in restricted cash	(2,832)	—
Purchase of long-term investments	—	(4,568,290)
Sale of long-term investments	2,606,681	5,350,350
Purchases and dispositions of property and equipment	(2,267,597)	(1,042,801)

Net cash provided by (used in) investing activities	7,201,570	(7,243,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	866,048	3,409,560
Proceeds from issuance of debt	1,993,386	591,930
Repayments of notes payable and capital leases	(312,500)	(332,056)

Net cash provided by financing activities	2,546,934	3,669,434

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,407	(11,159,059)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,679,924	27,734,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,884,331	$16,575,489

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 10)	$3,305,523	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company has restated its September 30, 2005 and December 31, 2004 consolidated balance sheets to correct amounts in prepaid expenses and other current assets, deposits and other assets, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit. The Company has also restated

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

its consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, to correct amounts in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have also been corrected. The correction of the accounting for the June 2003 Genentech collaboration and the January 2004 Wyeth collaboration agreements resulted in a $1,629,000 decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities for the nine-month period ended September 30, 2005.

These adjustments are more fully described as follows:

•	Genentech license fee payments: The Company had been recognizing revenue in connection with $7,509,000 in license maintenance fee payments received from Genentech as of part of the June 2003 Hedgehog antagonist collaboration between the parties over an eight-year period based on the Company’s belief that its participation on the steering committees would become inconsequential after the first product was approved in each of the two programs covered under this collaboration, and would therefore no longer represent a performance obligation. The Company has determined it should not have recognized any of this revenue in 2005, 2004, or 2003. Instead, the Company will defer the $7,509,000 in payments and recognize this amount as revenue only when the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech. The contractual term of the Company’s steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of the Company’s steering committee obligations is indefinite and the Company expects that it will not record any revenue related to these payments for at least several years.

•	Expenses due to university licensors: The Company is restating previously reported research and development expenses associated with $410,000 in license fee payments that were payable by the Company to university licensors in connection with the June 2003 Hedgehog antagonist collaboration with Genentech. The Company had previously capitalized this amount as “Prepaid expenses and other current assets” and “Deposits and other assets” in its consolidated balance sheets and amortized this amount to research and development expense as the related license fee was recognized. The Company has determined that it should have instead recognized the entire $410,000 immediately as research and development expense in June 2003.

•	Correction of previously identified immaterial errors—Allocation of up-front payments received from Genentech and Wyeth: In connection with the restatement, the Company will also correct other previously identified immaterial errors which had previously been corrected through a cumulative adjustment to the consolidated financial statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. The restatement will allocate the adjustment among the correct periods.

These errors relate to the Company’s sale of shares of its common stock in connection with the June 2003 Genentech and January 2004 Wyeth collaboration agreements. In each case, the Company calculated the value of the common stock using the negotiated price (which was less than the closing market price on the agreement date). Because of this, the Company understated additional paid-in capital and overstated deferred revenues by $1,629,000. During the third quarter of 2005, prior to restating, the Company recorded a cumulative adjustment as a result of these errors to reverse previously recorded license fee revenue of $460,000 for the years ended December 31, 2004 and 2003 and through the nine-month period ended September 30, 2005. The overstatement of deferred revenues resulted in an overstatement of license fee revenues because, in

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

each case, the Company amortized deferred revenue over the estimated performance period to revenues in its consolidated statements of operations. The Company will correct its accounting for these common stock sales by allocating the fair value of the common stock sold to its additional paid-in capital accounts at the date of sale and by removing the effect of any license fee revenue that had been previously recorded as a result of these errors. The correction of the accounting for the January 2004 Wyeth collaboration agreement resulted in a $138,000 increase in net cash used in operating activities and a corresponding increase in net cash provided by financing activities for the nine months ended September 30, 2004.

The following is a summary of the effects of the changes described above:

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets

September 30, 2005
Prepaid expenses and other current assets	$1,068,822	$(64,694)	$1,004,128
Total current assets	45,993,289	(64,694)	45,928,595
Total assets	60,708,266	(64,694)	60,643,572
Deferred revenue, current portion	2,152,210	(916,058)	1,236,152
Total current liabilities	9,936,510	(916,058)	9,020,452
Deferred revenue, net of current portion	7,290,927	3,149,631	10,440,558
Accumulated deficit	(676,391,326)	(2,298,267)	(678,689,593)
Total stockholders’ equity	41,529,529	(2,298,267)	39,231,262
Total liabilities and stockholders’ equity	60,708,266	(64,694)	60,643,572

December 31, 2004
Prepaid expenses and other current assets	$843,198	$(46,580)	$796,618
Total current assets	51,583,620	(46,580)	51,537,040
Deposits and other assets	750,604	(256,191)	494,413
Total other assets	12,634,573	(256,191)	12,378,382
Total assets	67,634,813	(302,771)	67,332,042
Deferred revenue, current portion	1,939,708	(1,120,068)	819,640
Total current liabilities	5,802,908	(1,120,068)	4,682,840
Deferred revenue, net of current portion	6,941,545	1,414,589	8,356,134
Additional paid-in capital	713,202,427	1,629,000	714,831,427
Accumulated deficit	(662,972,709)	(2,226,292)	(665,199,001)
Total stockholders’ equity	48,909,295	(597,292)	48,312,003
Total liabilities and stockholders’ equity	67,634,813	(302,771)	67,332,042

Consolidated Statements of Operations

Three months ended September 30, 2005
License fee revenues	$8,561	$249,983	$258,544
Gross revenues	2,634,633	249,983	2,884,616
Net revenues	1,815,142	249,983	2,065,125
Research and development expenses	3,820,650	(129,389)	3,691,261
Total costs and expenses	5,672,220	(129,389)	5,542,831
Loss from operations	(3,857,078)	379,372	(3,477,706)
Net loss	(3,630,713)	379,372	(3,251,341)
Net loss per common share (basic and diluted)	$(0.08)	$0.01	$(0.07)

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

	As Previously Reported	Adjustments	As Restated
Three months ended September 30, 2004
License fee revenues	$385,345	$(317,245)	$68,100
Gross revenues	1,486,226	(317,245)	1,168,981
Net revenues	1,486,226	(317,245)	1,168,981
Research and development expenses	3,288,472	35,607	3,324,079
Total costs and expenses	5,445,310	35,607	5,480,917
Loss from operations	(3,959,084)	(352,852)	(4,311,936)
Net loss	(3,905,700)	(352,852)	(4,258,552)
Net loss per common share (basic and diluted)	$(0.09)	$(0.01)	$(0.10)

Nine months ended September 30, 2005
License fee revenues	$892,295	$(310,052)	$582,243
Gross revenues	8,501,045	(310,052)	8,190,993
Net revenues	2,803,052	(310,052)	2,493,000
Research and development expenses	10,647,659	(238,076)	10,409,583
Total costs and expenses	16,844,976	(238,076)	16,606,900
Loss from operations	(14,041,924)	(71,976)	(14,113,900)
Net loss	(13,418,616)	(71,976)	(13,490,592)
Net loss per common share (basic and diluted)	$(0.28)	$(0.00)	$(0.28)

Nine months ended September 30, 2004
License fee revenues	$1,123,067	$(948,702)	$174,365
Gross revenues	3,462,100	(948,702)	2,513,398
Net revenues	3,462,100	(948,702)	2,513,398
Research and development expenses	9,448,534	(67,688)	9,380,846
Total costs and expenses	15,965,607	(67,688)	15,897,919
Loss from operations	(12,503,507)	(881,014)	(13,384,521)
Net loss	(12,244,885)	(881,014)	(13,125,899)
Net loss per common share (basic and diluted)	$(0.30)	$(0.02)	$(0.32)

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Cash Flows

Nine months ended September 30, 2005
Net loss	$(13,418,616)	$(71,976)	$(13,490,592)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	49,316	(238,077)	(188,761)
Deferred revenue	561,884	1,939,052	2,500,936
Total adjustments	2,245,519	1,700,976	3,946,495
Net cash used in operating activities	(11,173,097)	1,629,000	(9,544,097)
Reclassification of deferred revenues to additional paid-in capital	1,629,000	(1,629,000)	—
Net cash provided by financing activities	4,175,934	(1,629,000)	2,546,934

Nine months ended September 30, 2004
Net loss	$(12,244,885)	$(881,014)	$(13,125,899)
Increase in long-term receivables	2,000,000	(2,000,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(234,023)	132,310	(101,713)
Accounts payable and accrued liabilities	451,006	(199,998)	251,008
Deferred revenue	735,646	2,810,702	3,546,348
Total adjustments	4,797,837	743,014	5,540,851
Net cash used in operating activities	(7,447,048)	(138,000)	(7,585,048)
Proceeds from issuance of common stock	3,271,560	138,000	3,409,560
Net cash provided by financing activities	3,531,434	138,000	3,669,434

4.	Financial Statement Reclassifications

The Company has reclassified $368,000 and $1,059,000, respectively, for the three- and nine-month periods ended September 30, 2004 from Stock-based compensation expense to Research and development expenses and General and administrative expenses in the Company’s costs and expenses section of its consolidated statements of operations and comprehensive loss to conform with the current period presentation. Of these amounts, $342,000 and $864,000 were reclassified to Research and development expenses and $26,000 and $195,000 were reclassified to General and administrative expenses for the three- and nine-month periods ended September 30, 2004, respectively.

5.	Revenue Recognition

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or become inconsequential.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

the twelve-month period ended September 30, 2006 are classified as long-term deferred revenue. As of September 30, 2005, the Company has short- and long-term deferred revenue of $1,236,000 and $10,448,000, respectively, related to its collaborations.

The Company received a grant award during 2004 from the Spinal Muscular Atrophy Foundation. Revenue under this grant is being recognized as the services are provided and when payment is reasonably assured under the terms of the grant.

6.	Procter & Gamble Collaboration

(i)	Collaboration Summary

On September 18, 2005, the Company entered into a collaboration, research and license agreement with the Procter & Gamble Company, or P&G, to evaluate and seek to develop potential treatments for hair growth regulation and skin disorders utilizing the Company’s Hedgehog agonist technology.

Under the terms of the agreement, the Company granted P&G an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate the Company’s Hedgehog agonist technology. In accordance with the terms of the agreement, the parties shall jointly undertake a research program with the goal of identifying one or more compounds to be developed and commercialized by P&G. P&G is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program. At the time that P&G determines to file the first investigational new drug application with the U.S. Food and Drug Administration for a product candidate, the Company shall have the option, at its sole discretion, to co-develop a product candidate through phases I and II of clinical development at a 20% or 50% participation rate. Should the Company elect to exercise its co-development option, the Company will forego development milestones that would otherwise be payable during the period from investigational new drug application filing through the completion of a phase II clinical trial. The Company, however, would receive a higher royalty in the event that it exercises its co-development option and subsequently shares in development expense through phase II clinical trials. The amount of the royalty increase is based on the co-development percentage elected by the Company. Under the agreement, P&G paid the Company an up-front license fee of $500,000 and has agreed to fund up to $600,000 for two Curis full-time equivalents providing research and development activities during the initial one-year research term, subject to its termination rights. P&G has an option to extend the initial one-year research term for up to three additional years in one-year increments. P&G has also agreed to make cash payments to the Company that are contingent upon the successful achievement of certain research, development, clinical and drug approval milestones, including $2,800,000 in preclinical milestones. P&G will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

ended September 30, 2005. The remaining $7,000 was related to research services performed by the Company’s two full-time equivalents and is included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations.

The Company expects that some of the preclinical, clinical development and drug approval milestones under this collaboration with P&G to be substantive milestones provided that the successful achievement of these milestones meets each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. For example, the Company believes that a milestone payment for the achievement of a preclinical milestone or P&G’s filing of an investigational new drug application would be substantive since the requirements of its revenue recognition policy would have been met. Should the company ever successfully achieve any substantive milestones under this collaboration agreement, any related milestone payments would be recorded as revenue upon achievement of the milestone in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations.

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, the Company will recognize such contingent payments as revenue ratably over the remaining performance period at the time such contingent payment is received.

As of September 30, 2005, the Company has not provided any consideration, such as payments under co-development arrangements, to P&G.

7.	Genentech April 2005 Drug Discovery Collaboration

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

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, the Company will recognize such contingent payments as revenue ratably over the remaining performance period at the time such contingent payment is received.

The Company recorded revenue under this collaboration of $944,000 and $1,533,000, respectively, during the three- and nine-month periods ended September 30, 2005. Of this amount, approximately $187,000 and $375,000, respectively, was attributed to the amortization of the up-front license fee and is included in the “License fees” line item within the Revenue section of the Company’s Consolidated Statement of Operations for the three-and nine-month periods ended September 30, 2005, respectively. The remaining $757,000 and $1,158,000, respectively, were related to research services performed by the Company’s full-time equivalent researchers and are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations.

As of September 30, 2005, the Company has provided cash consideration to Genentech in the form of co-development payments for the Company’s equal share of U.S. development costs of a basal cell carcinoma product candidate that is being developed under a separate collaboration with Genentech.

8.	Genentech April 2005 Hedgehog Antagonist Collaboration Amendment

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

revenues under this collaboration as such research services are performed. The amount payable to the Company and, accordingly, the amount of revenue to be recognized will vary if the Company provides less than the required sixteen full-time equivalents through December 2005 or the ten full-time equivalents through June 2006.

9.	Genentech Collaboration Accounting

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

The Company has attributed the $3,509,000 up-front fee and the $4,000,000 of maintenance fees to the undelivered research and development services and steering committee participation. The Company did not consider the $4,000,000 in maintenance fees to be substantive milestone payments because receipt of the maintenance fee payments did not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (See Note 5).

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

As of September 30, 2005, the Company has recorded cumulative co-development costs of $5,698,000 and cumulative revenues under its collaborations with Genentech of $5,152,000. In addition, the Company’s unamortized deferred revenues under its collaborations with Genentech were $10,264,000. Since the sum of the cumulative revenue recorded to date and the unamortized deferred revenue exceed the cumulative co-development costs incurred to-date, the Company has recorded a reduction to revenues, or contra revenue, of $820,000 and $5,698,000 in the Company’s consolidated statement of operations and comprehensive loss for the three-and six-month periods ended September 30, 2005.

10.	Long-Term Debt and Capital Lease Obligations

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

11.	Accounting for Stock-Based Compensation

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

The following are the pro forma net loss and net loss per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant, consistent with SFAS 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss, as reported	$(3,251,000)	$(4,259,000)	$(13,491,000)	$(13,126,000)
Add back: employee stock based compensation included in net loss, as reported	2,000	89,000	6,000	598,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,148,000)	(1,595,000)	(3,713,000)	(5,773,000)

Pro forma net loss	$(4,397,000)	$(5,765,000)	$(17,198,000)	$(18,301,000)

Net loss per common share (basic and diluted)—
As reported	$(0.07)	$(0.10)	$(0.28)	$(0.32)
Pro forma	$(0.09)	$(0.14)	$(0.36)	$(0.44)

The effects on the three- and nine–month periods ended September 30, 2005 and 2004 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives. The Company’s option grants typically have a life of up to ten years and are generally not transferable, therefore, the actual fair value of a stock option grant may be different from these estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

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

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)

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

13.	Subsequent Events

(a)	Extension of research funding by Genentech

In October 2005, Genentech exercised its option under the April 2005 Hedgehog antagonist collaboration amendment with the Company to extend funding of ten full-time equivalents performing research services to continue development of therapeutics to treat solid tumor cancers. Genentech had previously supported a total of sixteen Curis and additional third party resources managed by Curis scientists. The progress made by the two companies had reduced the need for the third party resources. By exercising this option, Genentech has agreed to extend the research term by six months through June 11, 2006 (previously December 11, 2005). As a result of the extension, Genentech will provide to the Company up to an additional $1,250,000 of funding for research services performed from December 12, 2005 through June 11, 2006 payable in June 2006.

(b)	Payment from former collaborator

On October 21, 2004, the Company amended a note receivable with Micromet, a former collaborator. Under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions, of which EUR 1,250,000 was paid in November 2004. Pursuant to the payment terms of the amended note, Micromet made a second payment of EUR 1,250,000 on October 27, 2005, which resulted in revenues of $1,500,000 based on the EUR-to-US dollar foreign exchange rate. This revenue will be recorded in the “License Fees” line item at the Revenues section of the Company’s Consolidated Statement of Operations during the fourth quarter of 2005.

14.	New Accounting Standards

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

Restatement of Financial Statements.

In this Quarterly Report on 10Q/A we are restating our September 30, 2005 and December 31, 2004 consolidated balance sheets contained herein to correct amounts in prepaid expenses and other current assets, deposits and other assets, short- and long-term deferred revenues, additional paid-in capital, and accumulated deficit and to restate the consolidated statements of operations for the three- and nine-month periods ended September 30, 2005 and September 30, 2004, to correct amounts reported in gross revenues and research and development expenses. As a result of these restatements, amounts in the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have also been corrected. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q from the second quarter of 2003 through fiscal 2004 have not been revised to reflect the restatement and the consolidated financial statements contained in those reports should not be relied upon. Instead, the consolidated financial statements for fiscal 2004 and 2003 included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2005 should be relied upon. For additional information regarding the restatement, refer to Note 3 “Restatement of our Financial Statements” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A. Management’s discussion and analysis of the financial condition and our results of operations have been updated to reflect these restated amounts.

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

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $678,690,000 as of September 30, 2005. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-

month period ended September 30, 2006 are classified as long-term deferred revenue. As of September 30, 2005, we have short- and long-term deferred revenue of $1,236,000 and $10,441,000, respectively, related to our collaborations.

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

Results of Operations

Three-Month Periods Ended September 30, 2005 and September 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2005	2004
	(as restated)	(as restated)
REVENUES:
Research and development contracts
Genentech	$1,791,000	$301,000	495%
Wyeth	561,000	661,000	(15%)
Spinal Muscular Atrophy Foundation	205,000	139,000	47%
Procter & Gamble	7,000	—	100%
Other	62,000	—	100%

Subtotal	2,626,000	1,101,000	139%

License fees
Genentech	187,000	—	100%
Wyeth	68,000	68,000	0%
Procter & Gamble	3,000	—	100%

Subtotal	258,000	68,000	279%
Gross Revenues	2,884,000	1,169,000	147%
Contra-revenues from co-development with Genentech	(819,000)	—	(100%)

Net Revenue	$2,065,000	$1,169,000	77%

The 77% increase in net revenues for the three months ended September 30, 2005 as compared to the same period in the prior year, was primarily due to gross revenues from our research and development contracts, which increased from $1,101,000 for the three months ended September 30, 2004 to $2,626,000 for the three months ended September 30, 2005, an increase of $1,525,000. Research and development contract revenues for three months ended September 30, 2005 increased $1,737,000 from three new agreements entered into during 2005 – a new drug discovery collaboration with Genentech entered into April 2005, an agreement to extend research services to Genentech under our solid tumor program entered into April 2005, and a collaboration with Procter & Gamble entered into September 2005. The increases in research and development contract revenue were partially offset by a decrease in such revenues under our Wyeth collaboration of $100,000 for the three months ended September 30, 2005 as compared to the same period in the prior year.

License fees increased $190,000 over the prior year period primarily due to the recognition of $187,000 license fees associated with a new drug discovery collaboration with Genentech entered into April 2005.

Research and development and license fee revenues were offset by $819,000 in contra-revenue, or a reduction to gross revenues, related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Research and Development Expenses.    Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
		2005	2004
		(as restated)	(as restated)
Hh small molecule and antibody antagonist	Cancer	$955,000	$1,041,000	(8)%
Hh small molecule agonist	Nervous system disorders	708,000	643,000	10%
Hh small molecule agonist	Hair loss	218,000	225,000	(3)%
Discovery research	Spinal muscular atrophy	578,000	139,000	316%
Discovery research	Various	1,061,000	932,000	14%
Other	Various	7,000	2,000	250%
Stock-based compensation	N/A	164,000	342,000	(52)%

Total research and development expense		$3,691,000	$3,324,000	11%

The increase of $367,000 in research and development expenses for the three-month period ended September 30, 2005 was primarily due to an increase in spending of $568,000 on our discovery research programs, one of which is under a grant with the Spinal Muscular Atrophy Foundation and another of which is under collaboration with Genentech.

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

Net Loss.    As a result of the foregoing, we incurred a net loss of $3,251,000 for the three-month period ended September 30, 2005 as compared to a net loss of $4,259,000 for the three-month period ended September 30, 2004.

Nine-Month Periods Ended September 30, 2005 and September 30, 2004

Revenues.    Total revenues are summarized as follows:

	For the Nine Months Ended September 30		Percentage Increase/ (Decrease)
	2005	2004
	(as restated)	(as restated)
REVENUES:
Research and development contracts
Genentech	$4,119,000	$625,000	559%
Wyeth	1,745,000	1,525,000	14%
Spinal Muscular Atrophy Foundation	1,425,000	139,000	925%
Procter & Gamble	7,000	—	100%
Other	63,000	—	100%

Subtotal	7,359,000	2,289,000	221%

License fees
Genentech	375,000	—	100%
Wyeth	204,000	174,000	17%
Procter & Gamble	3,000	—	100%

Subtotal	582,000	174,000	234%

Substantive milestones	250,000	50,000	400%

Gross Revenues	8,191,000	2,513,000	226%
Contra-revenues from co-development with Genentech	(5,698,000)	—	(100%)

Net Revenue	$2,493,000	$2,513,000	(1%)

The 1% decrease in net revenues for the three months ended September 30, 2005 as compared to the same period in the prior year, was primarily due to $5,698,000 in contra-revenues, or a reduction to gross revenues, that were recorded by the Company related to our co-development payments to Genentech. This reduction in gross revenue represents amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate.

Amounts recorded as contra-revenues were mostly offset by an increase of $5,070,000 recorded in research and development contract revenues during the nine months ended September 30, 2005 as compared to the same period in the prior year. This increase was primarily due to research and development contract revenues recorded from two new agreements entered into during 2005 – a new drug discovery collaboration with Genentech entered into April 2005, and an agreement to extend research services to Genentech under our solid tumor program entered into April 2005. In addition, the Company began to record revenue under its September 2005 collaboration with Procter & Gamble.

License fees increased $408,000 over the prior year period primarily due to the recognition of $375,000 license fees associated with the new drug discovery collaboration with Genentech entered into April 2005.

Research and Development Expenses.    Research and development expenses are summarized as follows:

		For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	2005	2004
		(as restated)	(as restated)
Hh small molecule and antibody antagonist	Cancer	$2,810,000	$3,158,000	(11)%
Hh small molecule agonist	Nervous system disorders	2,189,000	2,243,000	(2)%
Hh small molecule agonist	Hair loss	664,000	603,000	10%
Discovery research	Spinal muscular atrophy	2,046,000	139,000	1,372%
Discovery research	Various	2,488,000	2,301,000	8%
Other	Various	25,000	73,000	(66)%
Stock-based compensation	N/A	188,000	864,000	(78)%

Total research and development expense		$10,410,000	$9,381,000	11%

The increase of $1,029,000 in research and development expenses for the nine-month period ended September 30, 2005, was primarily due to an increase in spending of $1,907,000 on one of our discovery research programs which is under a sponsored research agreement with the Spinal Muscular Atrophy Foundation. This program began in mid-September 2004 and we incurred costs of $139,000 during the nine-month period ended September 30, 2004. Reduced spending of $348,000 in our Hedgehog small molecule and antibody antagonist for cancer programs partially offset this increase. This increase was further offset by a decrease in stock-based compensation, which was $188,000 as compared to $864,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees with exercise prices below fair market value in August 2000 that became fully vested as of August 2004. No related additional expense was recognized for these August 2000 stock options beyond August 2004.

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

Net Loss.    As a result of the foregoing, we incurred a net loss of $13,491,000 for the nine-month period ended September 30, 2005 as compared to a net loss of $13,126,000 for the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At September 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $42,898,000, excluding restricted long-term investments of $196,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short- term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

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

Net cash used in operating activities was $9,544,000 for the nine-month period ended September 30, 2005 as compared to $7,585,000 for the nine-month period ended September 30, 2004. Cash used in operating activities during the nine-month period ended September 30, 2005 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain current assets and liabilities during the nine-month period ended September 30, 2005, including the receipt of payments from our collaborators including, a $3,000,000 license fee from Genentech associated with our April 2005 discovery research agreement and $2,000,000 from Genentech for our research and development services under our Hedgehog agonist collaboration. Net cash used in operating activities during the nine-month period ended September 30, 2004 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash as a result of changes in certain current assets and liabilities during the nine-month period ended September 30, 2004, including a $1,362,000 up-front payment received for a licensing agreement with Wyeth and a $2,000,000 maintenance fee payment received from Genentech, further offset our net loss.

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

Financing activities provided approximately $2,547,000 of cash for the nine-month period ended September 30, 2005, principally resulting from net proceeds of $1,681,000 from the issuance of debt for the purchase of fixed assets and proceeds of $866,000 received upon stock option exercises. Financing activities provided approximately $3,669,000 of cash for the nine-month period ended September 30, 2004 resulting primarily from the sale of $3,410,000 of our common stock, including $1,638,000 from the sale of 315,524 shares to Wyeth and $1,567,000 in proceeds received upon stock option exercises. In addition, proceeds from the issuance of debt for the purchase of fixed assets provided $592,000 for the nine-month period ended September 30, 2004. These increases were offset by $332,000 in repayments of obligations under capital leases.

Pursuant to our co-development arrangement with Genentech, we will forego U.S. development and drug approval milestones and royalty payments on potential future U.S. sales. We will now share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma. We expect to incur approximately $20,000,000 in development expenses through phase II clinical trials, of which $4,879,000 was paid through the third quarter of 2005 and an additional $819,000 has been accrued. Genentech filed an investigational new drug application with the FDA on March 31, 2005 in order to initiate human clinical investigation of the basal cell carcinoma product candidate. The basal cell carcinoma product candidate is currently being tested in a phase I clinical trial. Assuming the successful advancement of the basal cell carcinoma product candidate through phase I and phase II clinical trials, we expect that the phase II clinical trial will be completed in mid-2007. We expect to incur additional costs to complete phase III clinical trials and complete the regulatory approval process, assuming that Genentech and we successfully complete phase II clinical trials.

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

Forward-Looking Statements

This Quarterly Report on Form 10Q/A includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will”, “would”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses and we may never achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of September 30, 2005, we had an accumulated deficit of approximately $678,690,000. Other than OP-1, which we and Stryker discovered under a former collaboration and Stryker has subsequently commercialized, we have not commercialized any products to date, either alone or with a third party collaborator. All of our product candidates are in early stages of development. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Even if our collaboration agreements provide funding for a portion of our research and development expenses for some of our programs, we expect to spend significant capital to fund our research and development programs for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section “—Factors That May Affect Results”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Wyeth, P&G, and Ortho Biotech Products. Through the third quarter of 2005 and for the year ended December 31, 2004, $6.8 million and $3.1 million, or 83% and 85%, respectively, of our gross revenue was derived from licensing and research and development payments received from these collaborators. We expect to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. As of September 30, 2005, we had outstanding approximately 48.3 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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