Form 10-Q
period 2006-06-30
CURIS INC
filed 2006-07-28
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 24, 2006, there were 49,144,945 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$23,809,997	$22,310,298
Marketable securities	17,999,916	21,899,024
Accounts receivable	567,633	1,002,511
Prepaid expenses and other current assets	866,394	680,320

Total current assets	43,243,940	45,892,153

Property and Equipment, net	4,761,117	5,347,639
Other Assets:
Long-term investments—restricted	195,998	195,998
Goodwill, net	8,982,000	8,982,000
Other intangible assets, net	—	27,050
Deposits and other assets	356,914	469,413

	$57,539,969	$60,914,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$1,249,772	$1,260,045
Convertible notes payable, current portion	—	2,605,280
Accounts payable	2,332,949	1,361,752
Accrued liabilities	3,488,454	2,897,042
Deferred revenue, current portion	3,237,772	1,756,959

Total current liabilities	10,308,947	9,881,078
Debt obligations, net of current portion	1,350,000	1,966,667
Deferred revenue, net of current portion	10,660,026	10,236,725
Other long-term liabilities	599,815	830,204

Total liabilities	22,918,788	22,914,674

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 50,177,332 and 49,129,625 shares issued and outstanding, respectively, at June 30, 2006 and 49,374,345 and 48,326,638 shares issued and outstanding, respectively, at December 31, 2005	501,773	493,743
Additional paid-in capital	723,088,476	718,732,982
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(36,360)	(242,297)
Accumulated deficit	(688,027,362)	(680,054,173)
Accumulated other comprehensive loss	(14,072)	(39,402)

Total stockholders’ equity	34,621,181	37,999,579

	$57,539,969	$60,914,253

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Research and development contracts	$2,783,413	$2,559,025	$5,356,358	$4,732,679
License fees	321,663	255,600	613,247	323,700
Substantive milestones	—	—	—	250,000

Gross Revenues	3,105,076	2,814,625	5,969,605	5,306,379
Contra-revenues from co-development with Genentech	(546,191)	(1,574,000)	(1,372,291)	(4,878,502)

Net Revenues	2,558,885	1,240,625	4,597,314	427,877

COSTS AND EXPENSES:
Research and development	3,840,313	3,665,300	7,324,958	6,718,322
General and administrative	2,962,165	2,608,558	5,847,903	4,308,210
Amortization of intangible assets	8,282	18,768	27,050	37,536

Total costs and expenses	6,810,760	6,292,626	13,199,911	11,064,068

Loss from operations	(4,251,875)	(5,052,001)	(8,602,597)	(10,636,191)

OTHER INCOME (EXPENSE):
Interest income	394,310	283,200	768,159	542,661
Other income	—	—	—	24,958
Interest expense	(66,630)	(89,135)	(138,751)	(170,676)

Total other income, net	327,680	194,065	629,408	396,943

Net loss	$(3,924,195)	$(4,857,936)	$(7,973,189)	$(10,239,248)

Net loss per common share (basic and diluted)	$(0.08)	$(0.10)	$(0.16)	$(0.21)

Weighted average common shares (basic and diluted)	49,032,837	47,964,360	48,944,392	47,905,956

Net loss	$(3,924,195)	$(4,857,936)	$(7,973,189)	$(10,239,248)
Unrealized gain on marketable securities	12,512	33,692	25,330	19,691

Comprehensive loss	$(3,911,683)	$(4,824,244)	$(7,947,859)	$(10,219,557)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,973,189)	$(10,239,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656,482	388,801
Stock-based compensation expense	1,875,976	27,591
Non-cash interest on notes payable	—	104,159
Amortization of intangible assets	27,050	37,536
Changes in operating assets and liabilities:
Accounts receivable	434,878	601,789
Prepaid expenses and other assets	(73,575)	264,571
Accounts payable and accrued liabilities	1,321,947	2,444,182
Deferred revenue	1,904,114	2,655,460

Total adjustments	6,146,872	6,524,089

Net cash used in operating activities	(1,826,317)	(3,715,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(24,978,415)	(21,293,849)
Sales of marketable securities	28,902,853	18,755,492
Sales of long-term investments	—	2,606,681
Purchases and dispositions of property and equipment	(69,960)	(1,322,047)

Net cash provided by (used in) investing activities	3,854,478	(1,253,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	88,205	428,787
Proceeds from line of credit, net	—	1,121,739
Repayments of principal obligations under note payable and capital leases	(616,667)	(125,000)

Net cash (used in) provided by financing activities	(528,462)	1,425,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,499,699	(3,543,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,310,298	22,679,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,809,997	$19,136,568

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Becton Dickinson (see Note 5)	$2,605,280	$—

Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited	$—	$3,305,523

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the growth, repair and regeneration of human tissues and organs. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive or unregulated. The Company has successfully used its product development approach to produce multiple compounds with potential use for several different fields, including cancer, neurological disorders and hair growth regulation. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2006, the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for the full year or subsequent interim periods.

3. Financial Statement Reclassifications

The Company has reclassified $77,000 and $28,000, respectively, for the three- and six-month periods ended June 30, 2005 from “Stock-based compensation expense” to “Research and development expenses” and

“General and administrative expenses” in the Company’s Costs and Expenses section of its Consolidated Statements of Operations and Comprehensive Loss to conform with the current period presentation. Of these amounts, $75,000 and $24,000, respectively, were reclassified to “Research and development expenses” and $2,000 and $4,000, respectively, were reclassified to “General and administrative expenses” for the three- and six-month periods ended June 30, 2005.

4. Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development objectives and royalties on product sales. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). For a complete discussion of our revenue recognition policy, see Note 4 (c) included within our annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 31, 2006.

(i) Genentech Collaborations

Basal Cell Carcinoma Co-Development Accounting. The Company has two collaboration agreements with Genentech. The first agreement, entered into in 2003, relates to the development of Hedgehog antagonist technologies, including the development of a basal cell carcinoma product candidate, for which the Company is sharing development costs equally with Genentech. The second agreement, entered into in 2005, relates to the development of drug candidates that modulate the signaling pathway implicated in cell proliferation. In connection with its co-development arrangement with Genentech, the Company has recorded cumulative revenues under all of its collaboration agreements with Genentech of $10,133,000 through June 30, 2006. In addition, at June 30, 2006, the Company’s deferred revenue under its collaborations with Genentech totaled $10,881,000. During the second quarter of 2006, the Company incurred $546,000 in costs related to the co-development of the basal cell carcinoma therapeutic product candidate, which represents amounts owed to Genentech for the reimbursement of the Company’s equal share of costs incurred by Genentech under the agreement. The cumulative costs incurred to date on this program were $8,372,000 as of June 30, 2006. Since the sum of cumulative revenue recorded to-date of $10,133,000 and the deferred revenue of $10,881,000 exceeded cumulative co-development costs incurred to-date of $8,372,000, the Company has recorded a reduction to revenues, or contra-revenue, of $546,000 and $1,372,000 in its consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2006, respectively.

On January 19, 2006, the Company received notification from Genentech that Genentech believed that it had improperly invoiced the Company for the Company’s share of basal cell carcinoma co-development costs. As a result of the invoicing errors, Genentech notified the Company that it believed that the Company owed Genentech an incremental $667,000 for the reimbursement of costs that should have been charged by Genentech to the Company. The Company disputed that these additional amounts were owed to Genentech, but management believed that it was probable that the Company would pay Genentech some portion of this amount and had recorded a reserve of $325,000 during the fourth quarter of 2005. In June 2006, management settled with Genentech and agreed to pay half of the disputed amounts, or $333,500. Accordingly, the Company has recorded the difference between the reserve and the settlement amount of $8,500 within “Contra revenues from co-development with Genentech” at its Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2006. On July 6, 2006, all amounts related to these disputed charges were paid.

On July 11, 2006, the Company and Genentech announced that enrollment in the basal cell carcinoma Phase I clinical trial had been halted, and the companies have made a decision not to move forward with the Phase I molecule in its current formulation. The Company is working with Genentech to determine the next steps for this program and expects to make a decision in the coming months.

(ii) Preclinical milestone received from Procter & Gamble.

As part of the September 2005 agreement, Procter & Gamble Pharmaceuticals, a division of The Procter & Gamble Company agreed to pay Curis up to $2,800,000 in cash payments that are contingent upon the achievement of certain preclinical development objectives in its hair growth program. The program is focused upon the development of topical Hedgehog agonists for hair growth disorders, such as male pattern baldness and female pattern hair loss. In March 2006, the first of two preclinical development objectives was successfully completed and resulted in a payment to Curis of $1,000,000.

The Company determined that this payment does not constitute a substantive milestone for accounting purposes because it did not meet all of the conditions outlined in its revenue recognition policy. Accordingly, the Company considered this payment as part of the single unit of accounting for its Procter & Gamble collaboration and the Company is recognizing the payment as its performance obligations are satisfied. The Company currently estimates that its performance obligations will be satisfied in September 2011.

(iii) Payments due from Micromet

On October 21, 2004, the Company amended a note receivable with Micromet, a former collaborator. Under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions. This note had been fully written down by the Company in 2003.

The Company received two equal payments of EUR 1,250,000 in 2004 and 2005. The remaining EUR 2,000,000 under the amended note payable is due upon the achievement by Micromet of certain financing objectives or upon an exit event, as defined in the agreement. The Company believes that EUR 533,000 of the remaining EUR 2,000,000 is currently due as a result of Micromet’s achievement of a financing milestone. To date, Micromet has not paid this amount. In addition, during the first quarter of 2006, Micromet merged with CancerVax, Inc. a U.S. publicly traded biotechnology company. The Company believes that this merger obligated Micromet to pay the remaining EUR 1,467,000 within 30 days of the merger’s May 5, 2006 closing date. Micromet has disputed this claim and the Company has filed suit in Germany. In the Company’s judgment, neither the EUR 533,000 nor the EUR 1,467,000 are currently reasonably assured of collection. The Company has not recorded any revenues or receivables related to these payments through July 28, 2006, but will continue to evaluate the probability of collection in future periods. Once payment is reasonably assured, the Company will then record license fee revenues and the related receivables.

5. Long-Term Debt Obligations

Long-term debt and capital lease obligations, including accrued interest, consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Notes payable to financing agency for capital	$2,600,000	$3,227,000
Convertible subordinated note payable to Becton Dickinson	—	2,605,000

	2,600,000	5,832,000
Less—current portion	(1,250,000)	(3,865,000)

Total long-term debt obligations	$1,350,000	$1,967,000

Boston Private Bank & Trust Company. On March 23, 2005, the Company converted $2,250,000 borrowed under an amended loan agreement with the Boston Private Bank & Trust Company into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005, and extending through the 36-month term. This loan is collateralized by all of the Company’s property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders.

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

As of June 30, 2006, the Company is in compliance with the sole covenant under each of the agreements with the Boston Private Bank & Trust Company. The covenant requires the Company to maintain a minimum working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

Becton Dickinson. On June 26, 2001, the Company received $2,000,000 from Becton Dickinson under a convertible subordinated note payable in connection with the exercise of an option to negotiate a collaboration agreement. The note payable was repayable at the option of the Company in either cash or issuance of the Company’s common stock, also at the option of the Company, at any time up to its maturity date of June 26, 2006. On January 20, 2006, the Company elected to prepay the then-outstanding principal and interest due under the note in the amount of $2,639,000 by issuing to Becton Dickinson 669,656 shares of the Company’s common stock, based on a 10-day trailing average of the Company’s closing stock prices resulting in a conversion price of $3.94 per share. The Company has no further obligations under this convertible note payable.

6. Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant and only certain pro forma disclosures were required.

The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the quarter ended June 30, 2006 includes: i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

Effective January 1, 2006, the Company adopted the straight-line attribution method for recognizing compensation expense. Previously, under the pro forma disclosure-only provisions of SFAS 123, the Company used the straight-line attribution method for expense recognition. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period.

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Stock Incentive Plan (the 2000 Plan), which permits the grant of incentive and non-qualified stock options as well as the issuance of restricted shares. Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Plan is automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year. As of June 30, 2006, the number of shares of common stock reserved for issuance under the 2000 Plan is 16,000,000. At June 30, 2006, 2,348,027 shares are available for grant under the 2000 Plan.

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

On May 31, 2006, the Company granted stock options to its employees to purchase 540,000 shares of its common stock, which vest over one to two years. During the quarter ended June 30, 2006, the Company also granted 145,000 options to its Board of Directors, which fully vested on the grant date of June 1, 2006, and 700,000 options were granted to the executive officers of the Company, which vest over a four-year period. All of these grants were issued at their fair market values.

On May 31, 2006, the Board of Directors granted a restricted stock award under the 2000 Plan for 10,000 shares of common stock at a purchase price of $0.01 per share, to the Chief Executive Officer. The restricted common stock is subject to a right of repurchase by the Company, which lapses after one-year. The Company does not intend to exercise its repurchase right to these shares. The market value of the common stock on May 31, 2006 was $1.57 per share. The only substantive restriction on the award relates to a one-year service condition. Accordingly, the Company will recognize $16,000 in compensation expense over a one-year period, assuming a 0% forfeiture rate. For the three- and six-month periods ended June 30, 2006, the Company recognized $1,000 related to this award.

On June 1, 2006, the Company’s non-employee directors were granted a total of 60,000 shares of common stock under the 2000 Plan at par value, or $0.01 per share. The market value of the common stock on June 1, 2006 was $1.67 per share. There were no restrictions or vesting requirements related to these awards. Accordingly, the Company recognized $100,000 in related compensation expense during the second quarter of 2006.

In March 2000, the 2000 Director Stock Option Plan (the 2000 Director Plan) was adopted by the Board of Directors and in June 2000, was approved by the stockholders. The 2000 Director Plan provides for the granting of non-qualified options to non-employee directors. Awards issued under the 2000 Director Plan are generally as follows: (i) new directors receive an option to purchase 25,000 shares of the Company’s common stock that vest over a four-year period and that are issued with exercise prices that are equal to the quoted market price of the Company’s common stock on grant date; and (ii) each director receives an annual grant from the 2000 Director Plan of a stock option to purchase 5,000 shares of the Company’s common stock that vests upon grant date and that is issued with an exercise price that is equal to the quoted market price of the Company’s common stock on grant date. On June 1, 2006, the Company’s non-employee directors received the annual grant for a total of 35,000 options. As of June 30, 2006, the number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000. As of June 30, 2006, 105,000 shares are available for grant under the 2000 Director Plan.

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan (the ESPP). The Company has reserved 1,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the ESPP period, as defined. The Company has two purchase periods per year, each spanning a six-month period. During the quarter ended June 30, 2006, 61,456 shares were issued under the ESPP. As of June 30, 2006, 670,601 shares are available for future purchase under the ESPP.

A summary of stock option activity under the 2000 Plan and the 2000 Director Plan for the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2006	9,340,769	$4.35	6.71
Granted	1,790,000	$2.06	9.85
Exercised	(1,875)	$1.11	—
Cancelled (Forfeited or expired)	(324,041)	$6.74	—

Outstanding, June 30, 2006	10,804,853	$3.90	6.84

Exercisable, June 30, 2006	6,929,087	$4.51	5.90

The aggregate intrinsic value of options outstanding at June 30, 2006 was $187,000, of which $172,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $1.67 and $2.94, respectively. As of June 30, 2006, there was approximately $6,629,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.65 years. The intrinsic value of employee stock options exercised during the six-month periods ended June 30, 2006 and 2005, were $2,000 and $354,000, respectively. The total intrinsic value of vested stock options for the six-month periods ended June 30, 2006 and 2005 were $172,000 and $5,267,000, respectively.

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for stock options with a market performance condition, the Company uses a lattice-based option valuation model. The Black-Scholes option pricing model employs the following key assumptions for option grants.

	Six Months Ended June 30,
	2006	2005
Expected term (years)—Employees	5.5-6.25	5
Expected term (years)—Directors	5	5
Risk-free interest rate	4.85-5.16%	3.8%
Volatility	100-102%	95%
Dividends	None	None

For the period ended June 30, 2006, the expected term of the options granted was calculated using the “simplified approach,” as outlined in Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. Using this approach, for the grants issued during the three and six months ended June 30, 2006, the Company assigned an expected term of 6.25 years for grants with four-year graded vesting and 5.5 years for grants with one- and two-year vesting. For the three and six months ended June 30, 2005, the expected term of the options granted was calculated using an estimate of the expected term as calculated under SFAS 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For the three and six months ended June 30, 2006, expected volatility is based on the annualized daily historical volatility of the Company’s stock price through the end of the reporting period for a time period consistent with the expected term of a grant. Management believes that the historical volatility of the Company’s stock price best represents the volatility of the stock price. For the three and six months ended June 30, 2005, the expected volatility of the options granted was calculated using an estimate of historical volatility as calculated under SFAS 123. The Company does not anticipate declaring dividends in the foreseeable future.

The stock price volatility and expected terms utilized in the calculation involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management calculated an estimated annual forfeiture rate that is derived from historical employee termination behavior since the inception of the Company, as adjusted. The estimated annual forfeiture rate calculated and estimated for the second quarter of 2006 is 9.1%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company does not have a policy to repurchase shares of its common stock upon employee stock option exercises. Further, no such repurchases have been made.

Under SFAS 123(R), the lattice-based model was used to value a limited number of stock options issued in June 2002 that remained unvested as of January 1, 2006, and that contain a market condition. These awards accounted for $18,000 and $36,000 of the employee stock-based compensation expense recorded by the Company for the three- and six-month periods ended June 30, 2006, respectively. The lattice model utilizes assumptions including a 7-year expected life, 2.10% risk-free rate, 116% volatility, and a 0% dividend rate.

The Company recorded a total of $22,000 and $39,000 in compensation expense for the three and six months ended June 30, 2006, respectively, related to the ESPP. The Company calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2006
Expected term	6 months
Risk-free interest rate	4.55-5.3%
Volatility	70-85%
Dividends	None

Stock-based compensation for employees for the three and six months ended June 30, 2006 of $1,207,000 and $2,038,000, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized. Based on basic and diluted weighted average shares outstanding of 49,032,837 and 48,944,392, respectively, for the three and six months ended June 30, 2006, the effect on the Company’s net loss per share of stock-based compensation expense recorded under SFAS 123(R) was approximately $0.02 and $0.04, respectively per share.

The following table shows the pro forma effect on the Company’s net income and net income per share for the three and six months ended June 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(4,858,000)	$(10,239,000)
Add back: employee stock-based compensation included in net loss applicable to common stockholders, as reported	2,000	4,000
Less: stock-based employee compensation expense determined under fair value based methods for all awards	(1,386,000)	(2,564,000)

Pro forma net loss	$(6,242,000)	$(12,799,000)

Net loss per common share (basic and diluted)—
As reported	$(0.10)	$(0.21)
Pro forma	$(0.13)	$(0.27)

7. Loss of Subtenant Income

Effective August 15, 2002, the Company sublet 11,980 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, Massachusetts. The original sublease included a contracted rate of $40.00 per square foot through the end of the Company’s lease term of April 30, 2007. In addition to the sublease payments, the subtenant is required to pay its pro rata share of all building operating costs. The sublease income exceeded the Company’s cost of the sublet space so the Company did not record a loss on the lease at the time the Company ceased using the space. During the second quarter of 2006, the Company discontinued use of the remaining 33% of the leased space.

In July 2005, the subtenant notified the Company that it expected that it would no longer be able to meet its obligations under the sublease. Effective August 1, 2005, the Company amended its sublease agreement to lower the monthly sublease rent payments to an amount equal to the rate the Company must pay through the remainder of the lease term. No other terms of the sublease agreement were changed. Should the tenant fail to comply with the lease as amended, the Company will seek to sublet the 61 Moulton Street facility to a new subtenant but the Company is uncertain that its efforts will be successful. Further, the Company expects that, should it be successful in its subleasing efforts, the sublease rent may be lower than the Company’s cost to lease the space.

In July 2005, the Company estimated that it did not expect to utilize the space for its current or future operations, if vacated by the current tenant due to default of the amended sublease terms. In addition, the Company believes that its costs under the lease will exceed the estimated future sublease income for the duration of the lease. Based on these factors and the expected decline in sublease income, the Company recorded a charge of $500,000 in the “General and administrative expense” line item of its Consolidated Statement of Operations during the second quarter of 2005. The Company increased its estimate to $550,000 in the first quarter of 2006. During the quarter ended June 30, 2006, the Company wrote off $93,000 against this reserve, which represented the net book value of the leasehold improvements related to the leased space, which are no longer in use. No other amounts were charged to or against the reserve during the quarter ended June 30, 2006. Accordingly, the remaining $457,000 is included under “Accrued liabilities” within “Current liabilities” in the Company’s consolidated balance sheet as of June 30, 2006. The remaining reserve consists of the Company’s remaining lease obligations and an estimate of other related facility costs through April 2007, as it does not expect to be able to sublet the space for the remaining lease term if the current subtenant defaults on the existing sublease. As of July 26, 2006, the subtenant continues to meet its obligations under the sublease, although the Company remains uncertain that the subtenant will continue to be able to meet its obligations in future months.

8. Basic and Diluted Loss Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Securities consisting of stock options, warrants and convertible debt outstanding throughout 2005 were excluded from diluted net loss per common share as they were antidilutive under the “if converted” method. Antidilutive securities were 12,485,829 and 12,097,196 as of June 30, 2006 and 2005, respectively.

9. Subsequent Events

In July 2006, Dr. Lee Rubin, our Executive Vice President and Chief Scientific Officer, resigned from Curis, having accepted a position at the Harvard University Stem Cell Institute. The Company expects Dr. Rubin to continue his involvement with the Company as a scientific consultant. A current board member, Dr. Joseph Davie, will serve as interim Chief Scientific Officer and will temporarily oversee Curis’ drug programs while also assisting Curis in its efforts to build a more development-focused scientific team.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a therapeutic drug development company principally focused on the discovery, development and future commercialization of products that modulate key regulatory signaling pathways controlling the growth, repair and regeneration of human tissues and organs. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive or unregulated. We have used our product development approach to produce multiple compounds with potential use for several different disease indications. For example, we have developed several promising preclinical product candidates in various fields, including cancer, neurological disorders, and hair growth regulation. We operate in a single reportable segment: developmental biology products. We expect that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $688,027,000 as of June 30, 2006. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all.

Our research programs are conducted both internally and through strategic collaborations. We currently have strategic collaborations with Genentech, Procter & Gamble, and Wyeth Pharmaceuticals to develop therapeutics which modulate the signaling of the Hedgehog pathway. We have a second collaboration with Genentech focusing on the discovery and development of small molecule modulators of another signaling pathway. We have licensed our bone morphogenetic protein, or BMP, pathway patent portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration in all non-orthopedic and non-dental therapeutic applications. This program is under development at Centocor, another subsidiary of Johnson & Johnson. In 2005, Centocor entered into a new agreement with us whereby Centocor will fund a portion of a new Curis BMP small molecule screening program. Lastly, a majority of our Spinal Muscular Atrophy, or SMA, research is funded through a sponsored research agreement with the SMA Foundation.

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

Recent Developments

Basal cell carcinoma Phase I clinical trial update. In July 2006, Genentech and we halted enrollment in the basal cell carcinoma Phase I clinical trial under co-development by the parties, and made a decision not to move forward with the Phase I molecule in its current formulation. We are working with Genentech to determine the next steps for this program and expect to make a decision in the coming months. We are currently continuing to share in the development costs for this clinical candidate; however, we expect that our co-development expenditures will decline in the short-term pending determination of the future basal cell carcinoma development plan.

Strategic Focus on Later-Stage Drug Development. On June 8, 2006, we announced the initiation of a new strategic focus on seeking to develop later-stage drug development programs and to de-emphasize our earlier-stage discovery research. In addition to furthering our internal development candidates, Curis will continue to evaluate in-licensing opportunities to augment the Company’s proprietary later-stage preclinical pipeline. We do not believe that this decision will adversely impact our ongoing research programs. As a result of this new focus, we expect that our Spinal Muscular Atrophy discovery research program and related research grant from the SMA Foundation will terminate during the second half of 2006. We do not expect that the termination of this program will have a material adverse effect on our operations or financial condition, since the costs incurred through termination will be funded by the SMA Foundation and we expect that the infrastructure and equipment supporting our SMA work will continue to be used in support of certain of our remaining discovery research programs. As part of this transition, our current board member, Dr. Joseph Davie, will serve as interim Chief Scientific Officer and will temporarily oversee Curis’ drug programs while also assisting Curis in its efforts to build a more development-focused scientific team.

Extension of Research Funding collaboration with Genentech. In May 2006, we entered into an amendment to our June 2003 Hedgehog antagonist agreement with Genentech. The May 2006 amendment, effective from June 12, 2006 to December 11, 2006, provides for up to seven of our full-time equivalent researchers to provide research and development services, in exchange for up to an additional $918,750, payable quarterly in advance. The agreement also provides Genentech with the option to request that we provide up to seven full-time equivalent researchers to perform research services during the period of December 12, 2006 until June 11, 2007, provided that Genentech supplies us with adequate notice and that we consent to provide research services for this extension period.

Preclinical payment received from Procter & Gamble. In March 2006, we achieved the first preclinical development objective in our hair growth program with Procter & Gamble Pharmaceuticals, a division of The Procter & Gamble Company, resulting in a payment to Curis of $1,000,000. The program is focused upon the potential development of a topical Hedgehog agonist for hair growth disorders, such as male pattern baldness and female hair loss. We have determined that the payment did not constitute a substantive milestone payment for accounting purposes because it did not meet all of the conditions outlined in our revenue recognition policy. Accordingly, we are recognizing the payment as our performance obligations are satisfied.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of any clinical trials then being conducted. We believe that our existing capital resources at June 30, 2006, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth, and Procter & Gamble, assuming these programs continue as planned, should enable us to maintain current and planned operations into 2008, including expected spending related to our co-development of our lead product candidate for the treatment of basal cell carcinoma. Our ability to continue funding our planned operations beyond the beginning of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth below in Part II Item 1A “Risk Factors.”

Revenue. We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Wyeth, Ortho Biotech Products/ Centocor, Procter & Gamble and the SMA Foundation. Our share of the basal cell carcinoma co-development costs will be recorded as a reduction to any revenue recognized under our collaborations with Genentech in accordance with EITF 01-9. Accordingly, we do not expect to generate any net revenue from our two collaborations with Genentech either until we obtain FDA approval to commercialize a basal cell carcinoma product candidate or we elect to opt out of co-development. If we opted out of co-development, Genentch would be solely responsible for all development costs and we would be entitled to cash payments upon the occurrence of certain development objectives and royalties on product sales, if any should occur. In the future, we will seek to generate revenues from a combination of license fees, research and development funding and milestone payments, royalties resulting from the sale of products that incorporate our intellectual property in connection with strategic licenses and collaborations, and sales of any products we successfully develop and commercialize, either alone or in collaboration with third parties. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic collaborations, and the amount and timing of payments we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation expense for employee share-based payments beginning on January 1, 2006, supplies and reagents, outside service costs including medicinal chemistry, consulting and sponsored research collaborations, and occupancy and depreciation charges. We expense research and development costs as incurred. We believe that our research and development expenses will neither increase nor decrease significantly in the short-term. Longer term changes in these expenses are contingent upon our then-current operating plan.

All of our programs are in various stages of preclinical drug development. The following table summarizes our primary research and development programs, including the current development status of each program. In the table below, the term discovery means that we are searching for compounds that may be relevant for treating a particular disease area, early preclinical means we are seeking to obtain initial demonstrations of therapeutic efficacy in preclinical models of human disease, mid-preclinical means we are seeking to obtain multiple demonstrations of efficacy in preclinical models of human disease, and late preclinical means we are seeking to obtain both multiple demonstrations of efficacy in preclinical models of human disease and relevant toxicology and safety data required for an investigational new drug, or IND, application filing with the FDA seeking to commence a Phase I clinical trial to assess safety and tolerability in humans.

All of our estimates below regarding planned filing dates for investigational new drug applications for our product development programs are solely our judgments. These estimates may not reflect the beliefs or expectations of our corporate collaborators or licensors, if applicable. Moreover, because of the early stages of development of these programs, our ability and that of our collaborators and licensors to successfully complete clinical and preclinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog topical small molecule antagonist	Basal cell carcinoma	Genentech	Late preclinical (1)
Hedgehog systemic small molecule or antibody antagonist	Cancer (2)	Genentech	Late preclinical
Discovery research	Undisclosed pathway	Genentech	Discovery
Hedgehog small molecule agonist	Nervous system disorders	Wyeth	Mid-preclinical/ Discovery (3)
Hedgehog small molecule agonist	Hair growth	Procter & Gamble	Late preclinical
BMP-7 protein	Kidney disease and other disorders	Ortho Biotech Products/ Centocor	Mid preclinical
Discovery research	Spinal muscular atrophy	Spinal Muscular Atrophy Foundation	Discovery
Hedgehog agonist/gene	Cardiovascular disease	Internal development (4)	Mid preclinical
BMP-7 small molecule agonists	Kidney disease and other disorders	Centocor	Discovery

(1)	In July 2006, Genentech and we halted enrollment in the basal cell carcinoma Phase I clinical trial, and had made a decision not to move forward with the Phase I molecule in its current formulation. We are working with Genentech to determine the next steps for this program and expect to make a decision in the coming months. We are currently continuing to share in the development costs for this clinical candidate; however, we expect that our co-development expenditures will decline in the short-term pending determination of the future basal cell carcinoma development plan.
(2)	Genentech has selected a lead clinical candidate for this program, a small molecule antagonist of the Hedgehog pathway. We currently expect that Genentech will file an IND for this program in the second half of 2006.
(3)	Curis and Wyeth are currently evaluating drug candidates in a particular class of agonist small molecule compounds. This class of compounds is currently in mid-preclinical development status. We are currently also screening for a backup class of Hedgehog agonist compounds. Our efforts to seek a backup class of compounds are in the discovery stage of development.
(4)	We have incurred nominal expenses related to our cardiovascular disease program. Our preclinical data relating to this program has been primarily derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program. In the event that Wyeth declines to exercise its option, we will actively explore other licensing opportunities for this program. Should we be successful in our efforts to license this program, either to Wyeth or to another collaborator, any investigational new drug filing will likely be the responsibility of the collaborator.

Because of the early stages of these programs, the successful development of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates. Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity.

A further discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in Part II—Item 1A, “Risk Factors.”

General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. These expenses include stock-based compensation expense for employee share-based payments beginning on January 1, 2006. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. We believe that our general and administrative expenses will neither increase nor decrease significantly in the short-term. Longer term changes in these expenses are contingent upon our then-current operating plan.

Strategic Alliances and License Agreements. Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. We currently have collaborations with Genentech, Procter & Gamble, Wyeth Pharmaceuticals, and Ortho Biotech Products, as well as a screening program with Centocor and a sponsored research program with the Spinal Muscular Atrophy Foundation. For a detailed discussion of these arrangements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic Alliances and License Agreements” in our annual report on Form 10-K for the year Ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC. For an update on certain of our programs with Genentech and the SMA program, see “Recent Developments” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC. The following sets forth material changes in our critical accounting policies and estimates described therein.

Stock-based compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Prior to the adoption of SFAS 123(R), we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for share-based payments and had elected the disclosure-only alternative under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized in our financial statements. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires, instead, that such transactions be accounted for using a fair-value-based method.

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

We have recorded employee stock-based compensation expense of $1,207,000 and $2,038,000, respectively, for the three- and six-month periods ended June 30, 2006. Stock-based compensation expense of $2,000 and $4,000 for the same periods in 2005 was recorded applying APB 25. We are estimating that we will record approximately $3,750,000 to $4,250,000 in stock-based compensation expense under SFAS 123(R) in 2006.

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

Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. The majority of the employee stock option expense recorded in the three- and six-month periods ended June 30, 2006 relates to continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123(R), the grant date estimates of fair value associated with prior awards have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon adoption of SFAS 123(R), we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that we ultimately expect will vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Long-term receivables. On October 21, 2004, we amended a note receivable with Micromet, a former collaborator. Under the amended note, Micromet is obligated to pay Curis a total amount of EUR 4,500,000, subject to certain conditions. This note had been fully written down in 2003.

We received two equal payments of EUR 1,250,000 in 2004 and 2005. The remaining EUR 2,000,000 is due upon the achievement by Micromet of certain financing objectives or upon an exit event, as defined in the amended note. We believe that EUR 533,000 of the remaining EUR 2,000,000 is currently due as a result of Micromet’s achievement of a financing milestone. To date, Micromet has not paid this amount. In addition, during the first quarter of 2006, Micromet entered into a merger agreement with CancerVax, Inc., a U.S. publicly traded biotechnology company. We believe that this merger obligated Micromet to pay the remaining EUR 1,467,000 within 30 days of the merger’s May 5, 2006 closing date. Micromet has disputed this claim and we have filed suit in Germany. In our judgment, neither the EUR 533,000 nor the EUR 1,467,000 are reasonably assured of collection as of July 28, 2006. We have not recorded any receivable related to these payments as of June 30, 2006, but will continue to evaluate the probability of collection in future periods. Should the suit be decided in our favor and payment of the amounts by Micromet become probable, we would recognize the receivable in our consolidated balance sheet and related license revenue in our consolidated statement of operations.

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

Results of Operations

Three-Month Periods Ended June 30, 2006 and June 30, 2005

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2006	2005
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$1,324,000	$1,350,000	(2%)
Wyeth	618,000	577,000	7%
Procter & Gamble	321,000	—	100%
Centocor	100,000	—	100%
Spinal Muscular Atrophy Foundation	420,000	632,000	(34%)

Subtotal	2,783,000	2,559,000	9%

License fees
Genentech	188,000	188,000	—%
Wyeth	68,000	68,000	—%
Procter & Gamble	66,000	—	100%

Subtotal	322,000	256,000	26%
Gross Revenues	3,105,000	2,815,000	10%
Contra-revenues from co-development with Genentech	(546,000)	(1,574,000)	(65%)

Net Revenue	$2,559,000	$1,241,000	106%

Gross revenues increased as the result of increases in both research and development contract revenue and license fee revenue. Research and development contract revenues for the three months ended June 30, 2006 increased $224,000 primarily due to two new collaborations entered into during 2005—a collaboration with Procter & Gamble entered into September 2005, and a collaboration with Centocor entered into December 2005 —offset by a decrease of $212,000 in revenue recognized under our SMA grant. Our license fee revenues increased by $66,000, to $322,000 for the three months ended June 30, 2006 as a result of our collaboration with Procter & Gamble.

The increase in net revenues for the three months ended June 30, 2006, as compared to the same period in the prior year, was primarily due to a $1,028,000 decrease in contra-revenues. Contra-revenues represent amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate. Contra-revenues for the second quarter of 2005 were significantly higher than the same period in 2006 due to significant costs related to the initiation of a Phase I clinical trial for our basal cell carcinoma product candidate upon the filing of an investigation new drug application on March 31, 2005.

Research and Development Expenses. Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	Collaborator	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
			2006	2005
			(unaudited)	(unaudited)
Hh small molecule and antibody antagonist	Cancer	Genentech	$457,000	$911,000	(50%)
Hh small molecule agonist	Nervous system disorders	Wyeth	578,000	778,000	(26%)
Hh small molecule agonist	Hair loss	Procter & Gamble	283,000	203,000	39%
Discovery research	Spinal muscular atrophy	SMA Foundation	574,000	807,000	(29%)
Discovery research	Cancer and other	Genentech	817,000	508,000	61%
Discovery research	Neurological and other	Centocor	249,000	—	100%
Discovery research	Various	Internal	653,000	383,000	70%
Stock-based compensation	N/A		229,000	75,000	205%

Total research and development expense			$3,840,000	$3,665,000	5%

The increase of $175,000, or 5%, in research and development expenses in the three months ended June 30, 2006 was primarily due to an increase in stock-based compensation expense of $154,000. Our spending in research remained consistent from period to period due to the reallocation of resources to various programs, specifically to discovery programs, and decreases in outside services. Outside medicinal chemistry costs decreased from the prior year period by $360,000 for our cancer program under collaboration with Genentech and by $120,000 for our program under collaboration with Wyeth as product candidates under these two programs advanced beyond the need for further medicinal chemistry. Additional medicinal chemistry may be reinstated on either of these programs in the future.

In addition, our spending on various discovery programs increased by $828,000, from $891,000 for the three months ended June 30, 2005 to $1,719,000 for the same period in 2006. This increase in discovery research was partially attributed to $249,000 incurred during the second quarter of 2006 under our December 2005 BMP small molecule screening agreement with Centocor. We also incurred approximately $817,000 during the three months ended June 30, 2006 in connection with our April 2005 discovery collaboration with Genentech. During the same period in 2005, we incurred only $508,000 under this program. Lastly, we incurred approximately $386,000 during the three months ended June 30, 2006 for new cancer programs that we initiated during the second quarter of 2006.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2006	2005
Personnel	$715,000	$1,033,000	(31%)
Occupancy and depreciation	154,000	643,000	(76%)
Legal services	480,000	305,000	57%
Consulting and professional services	412,000	294,000	40%
Insurance costs	105,000	105,000	—%
Other general and administrative expenses	212,000	227,000	(7%)
Stock-based compensation	884,000	2,000	44,100%

Total general and administrative expenses	$2,962,000	$2,609,000	14%

The increase in general and administrative expenses of $353,000 for the three-month period ended June 30, 2006 was primarily due to an increase in stock-based compensation expense of $882,000 offset by decreased occupancy costs. Occupancy costs decreased $489,000 due to the recognition of a $500,000 loss on an operating lease resulting from the loss of subtenant income in the second quarter of 2005. In addition, personnel costs decreased $318,000 from the prior year due to executive bonuses that were incurred in the second quarter of 2005, offset by increases in legal and consulting services of $293,000. The increase in legal costs relates to increased patent costs.

Interest Income. Interest income for the three-month period ended June 30, 2006 was $394,000 as compared to $283,000 for the three-month period ended June 30, 2005, an increase of $111,000, or 39%. The increase in interest income resulted from higher interest rates for the period ended June 30, 2006.

Interest Expense. Interest expense for the three-month period ended June 30, 2006 was $67,000 as compared to $89,000 for the three-month period ended June 30, 2005, a decrease of $22,000, or 25%. The decrease resulted from lower outstanding debt obligations at June 30, 2006 as compared to June 30, 2005.

Six-Month Periods Ended June 30, 2006 and June 30, 2005

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2006	2005
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$2,682,000	$2,328,000	15%
Wyeth	1,225,000	1,184,000	3%
Procter & Gamble	373,000	—	100%
Centocor	200,000	—	100%
Spinal Muscular Atrophy Foundation	864,000	1,221,000	(29%)
Other	12,000	—	100%

Subtotal	5,356,000	4,733,000	13%

License fees
Genentech	375,000	188,000	99%
Wyeth	136,000	136,000	—%
Procter & Gamble	102,000	—	100%

Subtotal	613,000	324,000	89%

Substantive milestones	—	250,000	(100%)
Gross Revenues	5,969,000	5,307,000	12%
Contra-revenues from co-development with Genentech	(1,372,000)	(4,879,000)	(72%)

Net Revenue	$4,597,000	$428,000	974%

Gross revenues increased as the result of increases in both research and development contract revenue and license fee revenue. Research and development contract revenues for the six months ended June 30, 2006 increased $623,000 from three new collaborations entered into during 2005—a new collaboration with Genentech entered into April 2005, a collaboration with Procter & Gamble entered into September 2005, and a collaboration with Centocor entered into December 2005—offset by a decrease in revenue recognized under our SMA grant. Our license fee revenues increased by $289,000 as a result of our new collaborations with Genentech and Procter & Gamble. Offsetting these increases was a decrease of $250,000 in substantive milestone revenues. During the first quarter of 2005, we achieved a milestone under our Wyeth collaboration.

The increase in net revenues for the six months ended June 30, 2006 as compared to the same period in the prior year, was primarily due to a $3,507,000 decrease in contra-revenues. Contra-revenues represent amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma therapeutic product candidate. Contra-revenues for the first half of 2005 were significantly higher than the same period in 2006 due to significant preclinical costs that had been incurred by Genentech prior to the our election to exercise our co-development option in January 2005. Upon our decision to exercise this co-development option, 50% of such costs were payable by us in the first quarter of 2005.

Research and Development Expenses. Research and development expenses are summarized as follows:

Research and Development Program			For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	Primary Indication	Collaborator	2006	2005
			(unaudited)	(unaudited)
Hh small molecule and antibody antagonist	Cancer	Genentech	$1,000,000	$1,865,000	(46%)
Hh small molecule agonist	Nervous system disorders	Wyeth	1,260,000	1,481,000	(15%)
Hh small molecule agonist	Hair loss	Procter & Gamble	561,000	446,000	26%
Discovery research	Spinal muscular atrophy	SMA Foundation	1,210,000	1,468,000	(18%)
Discovery research	Cancer and other	Genentech	1,549,000	508,000	205%
Discovery research	Neurological and other	Centocor	428,000	—	100%
Discovery research	Various	Internal	833,000	926,000	(10%)
Stock-based compensation	N/A		484,000	24,000	1,917%

Total research and development expense			$7,325,000	$6,718,000	9%

The increase of $607,000, or 9%, in research and development expenses in the six months ended June 30, 2006 was primarily due to an increase in stock-based compensation expense of $460,000. Our spending in research remained consistent from period to period due to the reallocation of resources to various programs, specifically to discovery programs, and decreases in outside services. Outside medicinal chemistry costs decreased from the prior year period by $720,000 for our cancer program under collaboration with Genentech and by $240,000 for our program under collaboration with Wyeth as product candidates under these two programs advanced beyond the need for further medicinal chemistry. Additional medicinal chemistry may be reinstated on either of these programs in the future.

Our spending on various discovery programs increased by $1,376,000, from $1,434,000 for the six months ended June 30, 2005 to $2,810,000 for the same period in 2006. Our spending under our April 2005 discovery collaboration with Genentech increased by $1,041,000, from $1,549,000 during the six months ended June 30, 2006, as compared to $508,000 the same period in 2005. In addition, the increase in discovery research was partially attributed to $428,000 incurred during the first six months of 2006 under our December 2005 BMP small molecule screening agreement with Centocor.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2006	2005
Personnel	$1,509,000	$1,778,000	(15%)
Occupancy and depreciation	406,000	777,000	(48%)
Legal services	1,091,000	596,000	83%
Consulting and professional services	820,000	573,000	43%
Insurance costs	210,000	212,000	(1%)
Other general and administrative expenses	420,000	368,000	14%
Stock-based compensation	1,392,000	4,000	34,700%

Total general and administrative expenses	$5,848,000	$4,308,000	36%

The increase in general and administrative expenses of $1,540,000 for the six-month period ended June 30, 2006 was primarily due to an increase in stock-based compensation expense of $1,388,000. In addition, legal costs increased $495,000 due to increased patent costs and professional and consulting services increased $247,000 related to the restatement of our financial statements in the first quarter of 2006. These increases were offset by decreases in personnel costs of $269,000 and lower occupancy costs. The decrease in personnel costs is due to executive bonuses incurred in the second quarter of 2005. We also recognized a $500,000 loss on an operating lease resulting from the loss of subtenant income in the second quarter of 2005.

Interest Income. Interest income for the six-month period ended June 30, 2006 was $768,000 as compared to $543,000 for the six-month period ended June 30, 2005, an increase of $225,000, or 41%. The increase in interest income resulted from higher interest rates for the period ended June 30, 2006.

Interest Expense. Interest expense for the six-month period ended June 30, 2006 was $139,000 as compared to $171,000 for the six-month period ended June 30, 2005, a decrease of $32,000, or 19%. The decrease resulted from lower outstanding debt obligations at June 30, 2006 as compared to June 30, 2005.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, research and development funding from our collaborative partners, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2006, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $41,810,000, excluding restricted long-term investments of $196,000. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase and may consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. In addition, during 2005 and for the six months ended June 30, 2006, we have incurred significant costs to fund the equal share of our co-development expenses of our basal cell carcinoma product candidate, which is under development with Genentech. For the six months ended June 30, 2006, we recorded $1,372,000 in contra revenues at our consolidated statement of operations in connection with these co-development costs. To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. In general, our only source of cash flows from operations for the foreseeable future will be up-front license payments from new collaborations, payments for the achievement of milestones if any are met and funded research and development that we may receive under collaboration agreements. The timing of or entrance into any new collaboration agreements and any payments under existing collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter. We are not currently in any advanced negotiations with new or existing collaborators.

Net cash used in operating activities was $1,826,000 for the six-month period ended June 30, 2006 as compared to $3,715,000 for the six-month period ended June 30, 2005. Cash used in operating activities during the six-month periods ended June 30, 2006 and 2005 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation, depreciation and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain operating assets and liabilities during the six-month period ended June 30, 2006.

We expect to continue to use cash in operations as we continue to research and develop our product candidates and advance new product candidates into preclinical development. In addition, in the future we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. We also expect that the increase in cash used will be partially offset by anticipated payments made under our collaborations with Genentech, Wyeth, and Procter & Gamble, assuming these collaborations and research programs continue in accordance with their terms.

Investing activities provided cash of $3,854,000 for the six-month period ended June 30, 2006 as compared to $1,254,000 used in the six-month period ended June 30, 2005. Cash provided in investing activities resulted principally from $3,924,000 in net investment sales offset by $70,000 in fixed asset purchases for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2005, cash used in investing activities resulted principally from $1,322,000 in fixed asset purchases.

Financing activities used approximately $528,000 of cash for the six-month period ended June 30, 2006, resulting primarily from repayment of $617,000 in debt for the purchase of fixed assets. Financing activities provided approximately $1,426,000 of cash for the six-month period ended June 30, 2005, resulting from net proceeds of $997,000 from the issuance of debt for the purchase of fixed assets and proceeds of $429,000 received upon stock option exercises.

On March 23, 2005, we converted $2,250,000 borrowed under an amended loan agreement with the Boston Private Bank & Trust Company, into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. This loan is collateralized by all of our property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. On December 9, 2005, we converted $1,450,000 borrowed under a separate loan agreement with the Boston Private Bank & Trust Company, into a 36-month term note that bears interest at a fixed rate of 7.95% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $40,278 plus any accrued interest beginning on January 1, 2006 extending through the 36-month term. This loan is collateralized by any equipment and leasehold improvements financed thereunder. As of June 30, 2006, we were in compliance with the sole covenant under each of the agreements. The covenant requires us to maintain a minimum working capital ratio. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

Since August 2002, we have sublet 11,980 of the 17,600 square fee of our facility at 61 Moulton Street in Cambridge, Massachusetts. Under the terms of our sublease, as amended, we receive sublease payments, which total approximately $320,000 per year. In addition, we receive approximately $50,000 for facilities-related services and a pro-rata portion of the 61 Moulton Street facility overhead, including real estate taxes and utilities. In July 2005, our subtenant informed us that it was terminating approximately 50% of its workforce and that it may encounter difficulties meeting its sublease obligations beyond December 2005. Our lease obligation on our 61 Moulton Street facility extends to April 2007 and our lease obligation from July 2006 to April 2007 is approximately $393,000. As of June 30, 2006, we have $457,000 reflected under accrued liability at our consolidated balance sheet consisting of our remaining lease obligations and an estimate of other related facility costs through April 2007, as we do not expect to be able to sublet the space for the remaining lease term if the current subtenant vacates the 61 Moulton Street facility. As of July 28, 2006, the subtenant continues to meet its obligations under the sublease, although we remain uncertain that the subtenant will continue to be able to meet its obligations in future months.

Pursuant to our co-development arrangement with Genentech, under which we share equally in U.S. development costs and any future net profits and/or losses derived from sales in the U.S. of a therapeutic product candidate for the topical treatment of basal cell carcinoma, we incurred $1,372,000 in development expenses through the first half of 2006. If we elected to opt out of co-development, Genentech would be solely responsible for all development costs and we would be entitled to cash payments upon the occurrence of certain development objectives and royalties on product sales, if any should occur.

On January 19, 2006, we received notification from Genentech that Genentech believed that it had improperly invoiced us for our share of basal cell carcinoma co-development costs. As a result of the invoicing errors, Genentech notified us that it believes that we owe Genentech an incremental $667,000 for the reimbursement of costs that should have been charged by Genentech to us. We disputed that these additional amounts were owed to Genentech, but we believed that it was probable that we would pay Genentech some portion of this amount and had recorded a reserve of $325,000 during the fourth quarter of 2005. In June 2006, pursuant to a settlement with Genentech, we agreed to pay half of the disputed amount, or $333,500. Accordingly, we have recorded the difference between the reserve and the settlement amount of $8,500 within “Contra revenues from co-development with Genentech” at our Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2006. On July 6, 2006, all amounts related to these disputed charges were paid.

On July 11, 2006, Genentech and we halted enrollment in the basal cell carcinoma Phase I clinical trial, and have made a decision not to move forward with the Phase I molecule in its current formulation. We are working with Genentech to determine the next steps for this program and expect to make a decision in the coming months. We are currently continuing to share in the development costs for this clinical candidate, and we expect that our co-development expenditures will decline in the short term pending determination of the future basal cell carcinoma development plan.

We anticipate that existing capital resources at June 30, 2006, together with the payment of all contractually-defined payments under our collaborations and research programs with Genentech, Wyeth, and Procter & Gamble, assuming these contracts are not earlier terminated, should enable us to maintain current and planned operations into 2008, including spending related to the co-development of our basal cell carcinoma product candidate under development with Genentech. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond the beginning of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations related to our facility lease, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at June 30, 2006:

	(amounts in 000’s)(1)
	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations under note payable	$706	1,342	758	—	—	—	2,806
Operating lease obligations	$710	1,105	948	948	948	—	4,659
Outside service obligations(2)	$837	87	—	—	—	—	924
Licensing obligations	$315	118	—	—	—	—	433

Total future obligations (3).	$2,568	$2,652	$1,706	$948	$948	$—	$8,822

(1)	Obligations do not include amounts we will owe Genentech under our co-development arrangement.
(2)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.
(3)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors That May Affect Results

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of June 30, 2006, we had an accumulated deficit of approximately $688,027,000. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Other than OP-1, a bone-inducing protein developed for use in orthopedic and other therapeutic applications, which we and Stryker Corporation discovered under a former collaboration and Stryker has subsequently commercialized, we have not commercialized any products to date, either alone or with a third-party collaborator. All of our product candidates are in early stages of development. As a result, for the foreseeable future, we will need to spend significant capital on our research and development programs in an effort to produce products that we can commercialize. Even if our collaboration agreements provide funding for a portion of our research and development expenses, we will need to generate significant revenues in order to fund our operation and achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section titled “Risk Factors”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may result in stockholder dilution.

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

We believe that our existing cash and working capital should be sufficient to fund our operations until the beginning of 2008; however, our future capital requirements may vary from what we expect. There are factors that may affect our planned future capital requirements and accelerate our need for additional financing. These factors, many of which are outside our control, include the following:

•	unanticipated costs in our research and development programs, as well as the magnitude of these programs;

•	the time and cost, including unplanned cost, involved in advancing clinical trials for the basal cell carcinoma drug candidate being co-developed with Genentech;

•	the cost of additional facilities requirements;

•	our ability to establish and maintain collaborative arrangements;

•	the timing, receipt and amount of research funding and milestone, license, royalty, profit-sharing and other payments, if any, from collaborators;

•	the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties, if any, that we receive from our product candidates in the market; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

We expect to seek additional funding through public or private financings of debt or equity and may seek additional funding from additional strategic collaborators. However, the market for biotechnology stocks in general, and the market for our common stock in particular, is highly volatile. Due to various factors, including market conditions and the status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development activities will be adversely affected.

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. In addition, the terms of such a financing may adversely affect other rights of our stockholders. We also could elect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain technologies, product candidates or products.

*We may face fluctuations in our operating results from period to period, which may result in a drop in our stock price.

Our operating results have fluctuated significantly from period to period in the past and may rise or fall significantly from period to period in the future as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in achieving milestones in research and pre-clinical studies;

•	our ability to expand our facilities to support our operations, as needed;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

Our potential products currently are in research or pre-clinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. A significant amount of our expenses are fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

We have determined that certain accounting errors in our financial statements had a material impact on our previously reported financial information. As a result of this determination, we have restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatement could cause our stock price to decline and could subject us to securities litigation.

As discussed in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, in March 2006, we restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005. The restatement relates primarily to accounting errors in prior periods primarily relating to our revenue recognition accounting for $7,509,000 in license and maintenance fee payments paid by Genentech as part of our June 2003 Hedgehog antagonist collaboration with Genentech. We had been recognizing revenue in connection with the $7,509,000 in payments over an eight-year period based on our estimate that our participation on the steering committees would become inconsequential after the first product was approved in each of the two programs covered under this collaboration, and would therefore no longer represent a performance obligation. Accordingly, from fiscal year 2003 through the third quarter of 2005, we had recognized $2,239,000 in license fee revenue related to these payments. Following discussions with the SEC, we determined we should not have recognized any of this revenue in 2003, 2004 or 2005. Instead, we have deferred the $7,509,000 in payments and will recognize this amount as revenue only when we can reasonably estimate when our contractual steering committee obligations will cease or after we no longer have contractual steering committee obligations under this agreement with Genentech. The contractual term of our steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of our steering committee obligations is indefinite and we expect that we will not record any revenue related to these payments for at least several years.

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

In connection with the restatement, we have also corrected other previously identified immaterial errors that had previously been corrected through a cumulative adjustment to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. The restatement allocates the adjustment among the correct periods.

The restatement could result in a decline in our stock price and securities class action litigation. In the past, securities class action litigation has often been brought in connection with restatements of financial statements. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our business, results of operations and financial condition.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For example, as discussed above we have recently determined that certain accounting errors in our financial statements had a material impact on our previously reported financial information. As a result of this determination, we have restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatement could cause our stock price to decline and could subject us to securities litigation. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this quarterly report on Form 10-Q.

RISKS RELATING TO OUR COLLABORATIONS

*We and Genentech recently halted the phase I clinical trial of our lead product candidate currently under co-development with Genentech for the treatment of basal cell carcinoma, which was our only product candidate in human clinical trials. If our program to develop a topical treatment for basal cell carcinoma is terminated or is otherwise unsuccessful, then we may not be able to successfully develop and commercialize a product based upon our topically-applied Hedgehog antagonist technology and the market price of our common stock could decline.

We have devoted a substantial portion of our working capital to our co-development program with Genentech, pursuant to which we are co-developing a topical antagonist of the Hedgehog signaling pathway for the treatment of basal cell carcinoma. This product candidate was the subject of a phase I clinical trial which we halted in July 2006. The primary objective of the phase I clinical trial was to obtain data about the safety and tolerability of a four-week regimen of the drug candidate. In addition, Genentech and we were evaluating the clinical activity of the drug candidate, where activity was defined as the complete eradication of the treated basal cell carcinoma lesion and was determined by clinical and microscopic examinations of the lesions. The phase I clinical trial enrolled patients into three segments:

•	Segment 1, a dose-escalation segment in which patients were randomized to receive treatment or placebo at one of four dose levels;

•	Segment 2, a segment in which additional patients were randomized to the maximum tolerated dose from the dose-escalation segment (Segment 1); and

•	Segment 3, a pharmacodynamic marker segment to evaluate biologic activity of the molecule.

We previously announced that preliminary data from Segments 1 and 2 revealed no significant safety concerns in four weeks of topical treatment. However, although histological clearance was observed in two subjects in Segment 1 of the trial, the clinical activity seen was far less than anticipated. The recent results from

Segment 3 of the study showed that the formulation did not appear to downregulate activity of a marker associated with the Hedgehog pathway suggesting a possibility that the drug candidate may not be adequately penetrating human skin. As a result, in early July 2006, Genentech and we determined to halt enrollment in the phase I clinical trial and to not move forward with the product candidate in its current formulation.

We are working with Genentech to determine the next steps for this program and expect to make a decision in the coming months regarding the alternatives for the program. Possible scenarios include, but are not limited to the following:

•	developing a new topical formulation of the existing drug candidate,

•	selection of a new drug candidate,

•	negotiation of the return of the compounds to us for our further development,

•	our election to opt out of the co-development program, in which we would be entitled to cash payments upon the occurrence of certain development objectives and royalties on product sales, if any should occur, or

•	termination of the basal cell carcinoma drug program.

If we and Genentech determine to terminate the basal cell carcinoma drug program then our ability to successfully develop and commercialize products on the basis of the topically applied Hedgehog antagonist technology may be materially adversely affected, our reputation and our ability to raise additional capital may be materially impaired and the value of an investment in our stock price may decline.

We are dependent on collaborators for the development and commercialization of all of our key product candidates and for substantially all of our revenue. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of product candidates depends upon our ability to form and maintain productive strategic collaborations. We currently have strategic collaborations with Genentech, Wyeth, Procter & Gamble, Centocor, and Ortho Biotech Products. During the six-month period ended June 30, 2006 and the year ended December 31, 2005, $5.1 million and $9.6 million, or 85% each, of our gross revenue was derived from licensing and research and development payments received from these collaborators. We hope to enter into additional collaborations in the future. Our existing and any future collaborations may not be scientifically or commercially successful.

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

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new strategic collaborations for the development and commercialization of products in our development pipeline. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Our research and development pipeline may be insufficient or our programs may be deemed to be in too early discovery or preclinical research stages for collaborative effort. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. Finally, any such strategic alliances or other arrangements may not result in the successful development and commercialization of products and associated revenue.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

*We may not achieve our projected research and development goals in the time frames we announce and expect, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and other developments and milestones under our collaboration agreements. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by our collaborators and the uncertainties inherent in the regulatory approval process. There can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the fields of regulatory signaling pathways and functional genomics, which includes our work with Genentech in the field of cancer, with Wyeth in the field of neurology and with Procter & Gamble in the field of hair growth regulation, is highly competitive. Our competitors may discover, characterize and develop important inducing molecules or genes before we do. We also face competition from these and other entities in gaining access to human tissue samples used in our research and development projects.

Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator.

For those programs that we have selected for internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, any of these companies may be more successful in commercialization and/or may develop competing products more rapidly and at a lower cost. For those programs that are subject to a collaboration agreement, competitors may have greater expertise in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than our collaborators and, consequently, may discover, develop and commercialize products, which render our products non-competitive or obsolete.

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

Product liability claims, inherent in the process of researching, developing and commercializing human health care products, could expose us to significant liabilities and prevent or interfere with the development or commercialization of our product candidates. Although we do not currently commercialize any products, claims could be made against us based upon the use of our drug candidates in clinical trials. Product liability claims would require us to spend significant time, money and other resources to defend such claims and could ultimately lead to our having to pay a significant damage award. Product liability insurance is expensive to procure for biopharmaceutical companies such as ours. Although we maintain product liability insurance coverage for any clinical trials of our products under development, it is possible that we will not be able to obtain additional product liability insurance on acceptable terms, if at all, and that our product liability insurance coverage will not prove to be adequate to protect us from all potential claims.

*If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our product candidates or achieve our other business objectives.

We highly depend upon our senior management and scientific staff. The loss of the service of any of the key members of our senior management, such as the recently-announced departure of Dr. Lee L. Rubin, our former Executive Vice President and Chief Scientific Officer, may significantly delay or prevent the achievement of product development and other business objectives. Our executive officers, including Daniel R. Passeri, our President and Chief Executive Officer, can terminate their employment with us at any time. We are not aware of any present intention of any of these individuals to leave our company. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency. We do not maintain key man life insurance on any of these executive officers.

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

We may seek to acquire complementary businesses and technologies in the future or otherwise seek to expand our operations to grow our business which may divert management resources and adversely affect our financial condition and operating results.

We expect to expand our operations in the future, including without limitation through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute in any such other expansion strategies. In connection with our expansion efforts, we may need to integrate operations that have different and unfamiliar cultures. Moreover, we may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating result, including:

•	a diversion of management from our existing operations;

•	increased operating complexity of our business, requiring greater personnel and resources;

•	significant additional cash expenditures to expand our operations and acquire and integrate new businesses and technologies;

•	incurrence of debt and other contingent liabilities;

•	dilutive stock issuances.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

If we or any of our licensees or assignees breach any of the agreements under which we license or transfer intellectual property to others, we could be deprived of important intellectual property rights and future revenue.

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

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office uses to grant patents, and the standards that courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. The long-term success of our enterprise depends in significant part on our ability to:

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

We may not have rights under patents that may cover one or more of our product candidates. In some cases, these patents may be owned or controlled by third-party competitors and may impair our ability to exploit our technology. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our product candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners will not be able to develop and commercialize the affected product candidate or candidates.

We may become involved in expensive and unpredictable patent litigation or other intellectual property proceedings, which could result in liability for damages or stop our development and commercialization efforts.

There have been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:

•	initiation of litigation or other proceedings against third parties to enforce our patent rights;

•	initiation of litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our product candidates do not infringe the third parties’ patents;

•	participation in interference or opposition proceedings to determine the priority of invention if our competitors file patent applications that claim technology also claimed by us;

•	initiation of litigation by third parties claiming that our processes or product candidates or the intended use of our product candidates infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property that may be important to our business.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

*We expect to rely heavily on third parties for the design and conduct of clinical trials of our product candidates as well as certain preclinical testing. If clinical trials are not successful, or if our collaborators decide to terminate development efforts for a particular compound, or if we or our collaborators are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates.

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

Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our product candidates under development may not be successful. We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates that obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular product candidate. The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials. Furthermore, the timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled.

Any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or program termination. Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. For example, we have a co-development program with Genentech pursuant to which we are co-developing a topical antagonist of the Hedgehog signaling pathway for the treatment of basal cell carcinoma. This product candidate was the subject of a phase I clinical trial which we halted in July 2006. We had previously announced that preliminary data from the first two of the three segments of the trial demonstrated that clinical activity seen was far less than anticipated. The recent results from the third segment of the study showed that the formulation did not appear to downregulate activity of a marker associated with the Hedgehog pathway suggesting a possibility that the drug candidate may not be adequately penetrating human skin. As a result, in early July 2006, Genentech and we determined to halt enrollment in the phase I clinical trial and to not move forward with the product candidate in its current formulation. We are working with Genentech to determine the next steps for this program and expect to make a decision in the coming months regarding the alternatives for the program.

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

If we and Genentech determine to terminate the basal cell carcinoma drug program, or if the clinical trials for any other product candidates that we and our collaborators pursue are not successful, then our ability to successfully develop and commercialize products on the basis of the respective technologies will be materially adversely affected, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock rice is likely to decline.

The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock could substantially decline.

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

Even if marketing approval is obtained, any products we or our collaborators develop will be subject to ongoing regulatory oversight, which may affect the successful commercialization of such products.

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

RISKS RELATING TO MANUFACTURING AND SALES

We will depend on our collaborators and third-party manufacturers to produce most, if not all, of our products under development, and if these third parties do not successfully manufacture these products, our business will be harmed.

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

Any contract manufacturers with which we enter into manufacturing arrangements, will be subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Failure of contract manufacturers or our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, Wyeth, Procter & Gamble and Ortho Biotech Products, we have granted our collaborators exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

*Even if we successfully commercialize any products under development, either alone or in collaboration, we face uncertainty with respect to coverage, pricing, third-party reimbursements and healthcare reform, all of which could affect our future profitability.

Our ability to collect significant royalties from our products may depend on our ability, and the ability of our collaboration partners or customers, to obtain adequate levels of coverage for our products and reimbursement from third-party payers such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product or device has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we or our collaborators may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed healthcare through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. Existing U.S. laws, such as the Medicare Prescription Drug and Modernization Act of 2003, or future legislation to reform healthcare or reduce government insurance programs could also adversely affect prices of our approved products, if any. The cost-containment measures that healthcare providers are instituting and the results of potential healthcare reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our products are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $1.21 per share for the period January 1, 2004 through June 30, 2006. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. As of June 30, 2006, we had outstanding approximately 49.1 million shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on June 1, 2006, the following matters were acted upon by our stockholders:

1.	The election of two Class II directors for the ensuing three years; and

2.	The ratification of our appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 39,876,243. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
James R. McNab, Jr.	38,400,457	1,475,786	—	—	—
James R. Tobin	38,504,574	1,371,669	—	—	—
Ratification of PricewaterhouseCoopers LLP	38,847,233	—	1,001,511	27,499	—

Our other directors, whose terms of office as directors continued after the annual meeting, are Susan B. Bayh, Joseph M. Davie, Martyn D. Greenacre, Kenneth I. Kaitin, Douglas A. Melton and Daniel R. Passeri.

Item 6. EXHIBITS

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: July 28, 2006	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002