Form 10-K
period 2006-12-31
CURIS INC
filed 2007-03-02
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $58,596,000 based on the closing sale price of the registrant’s common stock on The Nasdaq Global Market on such date.

As of February 28, 2007, there were 49,373,477 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause Curis’ financial, operating and business results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Item 1A-Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Our Company

We are a drug discovery and development company that is seeking to leverage our innovative biological signaling pathway drug technologies to create new medicines primarily in the field of cancer. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. In expanding our drug development efforts in the field of cancer, we are building upon our previous experiences in targeting signaling pathways in the areas of cancer, neurological disease, hair growth regulation and cardiovascular disease.

Our most advanced cancer program is our Hedgehog antagonist program that is under collaboration with Genentech, Inc. Genentech is currently conducting a 50-patient phase I clinical trial to test systemically administered Hedgehog antagonists to regulate the Hedgehog pathway in cancers. The primary objectives of the phase I clinical trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities.

In 2006, we realigned our business strategy in an effort to accelerate the pace of our drug discovery and development activities. We initiated a novel cancer drug development platform, which we refer to as our Targeted Cancer Drug Development Platform. This platform consists of proprietary technologies and methods and our medicinal chemistry and biological capabilities that we believe are necessary to advance the cancer drug programs developed under this platform.

Through this platform, we are seeking to create single cancer drugs with dual activities that have improved potencies, better therapeutic efficacy and lower dose-limiting toxicities when compared to treatment with two separate drugs. Each cancer program is principally focused upon employing our proprietary Targeted Cancer Drug Development Platform to design multiple classes of compounds, each of which compound we refer to as a multi-target inhibitor. Each multi-target inhibitor consists of dual active drug components, which are called pharmacophores, that are covalently bonded to one another to form a single small molecule drug compound. Covalent bonding means that the dual active drug components are attached by a strong, chemically stable bond. We have used our platform to launch multiple programs, each focused on multi-target inhibition of clinically or biologically validated cancer targets using these compounds.

Our basic drug design is based on these dual “A-B” pharmacophores, where pharmacophore A inhibits the same validated cancer target through all programs and pharmacophore B inhibits at least one separate validated cancer target. A validated cancer target is a specific known molecular target, such as an enzyme or a receptor, upon which certain types of cancer are dependent for their continued growth, and when blocked by treatment with an anti-cancer drug results in cancer cell death. We are developing multi-target inhibitor drug programs that have combined pharmacophores that inhibit target A with pharmacophores that inhibit various B targets including classes of compounds that target the following validated cancer targets: Epidermal Growth Factor Receptor, or EGFR, multiple receptor tyrosine kinases, or RTK, multiple protein tyrosine kinases, Bcr-Abl, as well as classes of compounds that target and inhibit other clinically or biologically validated cancer targets.

We are developing our Targeted Cancer Drug Development Platform using standard medicinal chemistry approaches to covalently link two active pharmacophores. We entered into an agreement with a medicinal chemistry provider in Shanghai, China whereby we engage approximately 20-25 chemists in order to satisfy the platform’s extensive medicinal chemistry requirements. We believe that we will derive at least two principal benefits from this relationship. First, the economics of doing business in China allow us to engage at least four chemists for the same price as one chemist at U.S. or European chemistry providers. In addition, we anticipate increased productivity since China is thirteen hours ahead of our Eastern Standard Time thus allowing us to operate on a 24-hour work cycle.

This new drug development program takes advantage of our expertise in signaling pathways and we believe that it broadens our potential to create multiple classes of diverse drug candidates for the treatment of both solid tumor and hematologic, or blood, cancers. For the foreseeable future, we believe that a majority of our research and development effort and spending will be focused on the development of the programs within our Targeted Cancer Drug Development Platform, which are currently in preclinical development.

Biological Signaling Pathways Background

Signaling pathways are the means by which cells exchange instructional messages that regulate specific biological functions. Early in prenatal development, the instructional messages that direct the formation of tissues and organs are controlled by certain developmental signaling pathways, including the Hedgehog, bone morphogenetic protein, or BMP, and other pathways, which act by initiating cascades of gene signaling required for tissue formation and regulation. The body also uses these developmental signaling pathways to repair damage and regenerate tissues. For example, in damaged nerve tissue, our preclinical models demonstrate that activation of the Hedgehog pathway promotes repair and regeneration of nerve function, in part, by inducing the activation of a cascade of secondary signaling that promotes the growth of new cells and blood vessels.

The ability to modulate certain signaling pathways is of great interest to biotechnology and pharmaceutical companies as many diseases and disorders are now known to be associated with components of these signaling pathways. We, together with collaborators and licensors, are developing our product candidate programs around the Hedgehog signaling pathway and the BMP pathway. We view our work in the Hedgehog and BMP pathways to be novel since the regulation of these pathways has not been clinically validated in the disease indications for which we are developing drug candidates. We have substantial intellectual property rights and know-how in these signaling pathways, which we believe will enable us to have a technological and competitive advantage in developing therapeutic products based upon these pathways.

We are also using our signaling pathway-based preclinical drug development experience in the Hedgehog and BMP pathways in our efforts to begin developing drug candidates that will target additional signaling pathways. For example, our Targeted Cancer Drug Development Platform consists of several proprietary cancer drug programs that target multiple signaling pathways other than the Hedgehog and BMP pathways. However, unlike the Hedgehog and BMP pathways, a majority of these targeted pathways have been clinically validated in various cancer indications by others. For example, there are multiple approved drugs and several drugs in late stage clinical testing that target EGFR, which is one of the targets in the most advanced drug candidate being developed under our Targeted Cancer Drug Development Platform. We believe that focusing on clinically validated cancer targets should create a faster, less expensive and less risky development path since many of the specific cancer indications and drug profiles have already been well defined by clinical trials and/or marketed drugs.

Our Strategy

Our goal is to become a leading therapeutic drug development company focusing on signaling pathways. Our strategy to accomplish this goal includes the following:

•

Focus on markets where our signaling pathway product candidates address significant unmet medical needs.    We believe that we are one of the leading companies in the signaling pathway field and that our skills and knowledge allow us to develop product candidates that address disease indications that have attractive markets with unmet medical needs. We are principally focused on developing proprietary signaling pathway-based drugs for large markets, particularly for cancer indications, but we are also developing drug candidates for the treatment of neurological disorders, hair growth regulation and cardiovascular disease. Each disease area in which we are conducting research and development activities represents a large unmet medical need. For example, cancer remains the second leading cause of death in the United States despite major advances in treatment. There are an estimated 1.4 million new cases of cancer per year and an estimated 565,000 deaths. Consequently, there remains a large unmet need for more effective cancer therapies.

•

Discover and develop products internally.    We have developed our Targeted Cancer Drug Development Platform through which we are seeking to develop diverse classes of compounds designed to inhibit multiple, clinically or biologically validated cancer targets. We plan to retain rights to a majority of the classes of cancer drugs in this platform until at least phase I or phase II clinical trials are completed. We believe that we have developed strong capabilities in conducting preclinical development and we are currently seeking to add clinical trial management and regulatory capabilities.

•

Pursue collaborations with companies that will complement and augment our skill sets.    We have historically entered into collaborations with companies to advance selected product candidates through clinical testing. Many of the technologies under collaborations are being developed for indications that will require complex and expensive clinical trials, which exceed our current ability and capacity to develop and fund. Since pharmaceutical and large biotechnology companies have more resources and experience and are better capitalized to develop and conduct clinical trials, we believe that these selected collaborations may provide an opportunity for more of our product candidates to receive the required resources for development. While we are currently seeking to add clinical trial management and regulatory expertise to allow us to further develop our drugs internally, we are also seeking to enter into a collaboration for at least one class of compounds from our Targeted Cancer Drug Development Platform. When evaluating potential collaborative opportunities, we are seeking to retain significant rights and involvement and/or control in at least the early stages of clinical development and/or commercialization rights in selected sales territories.

•

Develop additional intellectual property around other key signaling pathways.    We currently own or have rights to a broad patent portfolio. Most of our intellectual property portfolio relates specifically to our Hedgehog and BMP technologies. We have also filed patent applications related to our Targeted Cancer Drug Development Platform. We have made a substantial investment in protecting our proprietary technologies and product candidates. We believe that the quality and scope of our intellectual property provides us and our collaborators and licensees with strong patent positions. As we seek to continue to expand our development efforts, we will continue to build our intellectual property position around other key signaling pathways and technologies for modulating these pathways by investing in selected internal research and development efforts.

Product Development Programs

We and our collaborators and licensees are developing product candidates primarily to treat cancer, and also to treat several other medical indications for which there are substantial unmet therapeutic needs. These product development initiatives, described in the chart below, are being pursued using our internal resources or through collaborations and licensing arrangements with pharmaceutical or large biotechnology companies, including Genentech, Wyeth, Procter & Gamble and Ortho Biotech. We believe that such companies are able to dedicate significant additional resources and clinical development expertise to our programs under collaboration. In addition, these collaborations provide us with potential revenue from cash payments on the achievement of development objectives and royalties on future product sales, if any. These product development initiatives are derived primarily from our substantial intellectual property portfolio in key signaling pathways, including in the Hedgehog pathway and certain validated cancer pathways.

Except for our systemically administered Hedgehog antagonist program, our programs are in various stages of preclinical drug development. The table below summarizes our primary research and development programs, including the current development status of each program. The terms used in the chart below are as follows:

•	Phase I means that we or a collaborator are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety of the compound being tested;

•

Lead means that from testing in several preclinical models of human disease, we have selected a lead candidate for potential future clinical development and that we are seeking to complete the relevant safety, toxicology, and other data required to file an investigational new drug application with the FDA seeking to commence a phase I clinical trial;

•	Preclinical means we are seeking to obtain demonstrations of therapeutic efficacy in preclinical models of human disease; and

•	Discovery means that we are searching for compounds that may be relevant for treating a particular disease area.

Because of the early stages of development of these programs, our ability and that of our collaborators and licensors to successfully complete preclinical and clinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain. Moreover, there is a risk that any drug discovery and development program may not produce products or revenues. Due to uncertainties inherent in drug discovery and development, including those factors described below under Item 1A “Risk Factors,” we and our collaborators may not be able to successfully develop and commercialize any of the product candidates included in the table below.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog systemic small molecule or antibody antagonist	Cancer	Genentech	Phase I
Multi-target (A-B) inhibitors	Cancer	Internal Development	Preclinical
Undisclosed pathway	Cancer	Genentech	Discovery
Hedgehog small molecule agonist or protein	Nervous system disorders	Wyeth	Preclinical
Hedgehog small molecule agonist	Hair growth	Procter & Gamble	Preclinical
BMP-7 protein	Kidney disease and other disorders	Ortho Biotech Products/ Centocor	Preclinical
Hedgehog agonist/protein/gene	Cardiovascular disease	Wyeth/ Internal development	Preclinical
BMP-7 small molecule agonists	Kidney disease and other disorders	Centocor	Discovery

Our research programs are conducted both internally and through strategic collaborations. We expect that for the foreseeable future, substantially all of our internal development efforts will be focused on the development of our multi-target inhibitors under our Targeted Cancer Drug Development Platform programs. We currently have strategic collaborations with Genentech, Procter & Gamble, and Wyeth to develop therapeutics, which modulate the signaling of the Hedgehog pathway. We also have a second collaboration with Genentech focusing on the discovery and development of small molecule modulators of another signaling pathway. We have licensed our BMP pathway patent portfolio to Ortho Biotech, a subsidiary of Johnson & Johnson, for systemic administration in all non-orthopedic and non-dental therapeutic applications. Development of this program was transferred to Centocor in 2004, another subsidiary of Johnson & Johnson. In 2005, Centocor entered into an agreement with us pursuant to which Centocor is funding a portion of a new BMP small molecule agonist-screening program that we are conducting.

Our existing strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be wholly or the majority funded by our collaborators and licensors and provide us with the opportunity to receive additional payments if specified development objectives are achieved, as well as royalty payments upon the successful commercialization of any products under the collaboration. In some cases, we have retained rights under such programs, including co-development rights and development and commercialization rights in specific therapeutic areas where we believe we can attain additional value through the application of our own internal resources. Examples of retained rights within our programs under collaboration include co-development rights for the development of a Hedgehog agonist for a hair growth regulation product candidate under our Hedgehog agonist collaboration with Procter & Gamble, as well as retained rights to our Hedgehog agonist for topical applications, ex vivo use and for local delivery in cardiovascular applications under our Hedgehog agonist collaboration with Wyeth. Under our Procter & Gamble collaboration, we have an option to co-develop a development candidate, at either a 20% or 50% cost commitment level, from the time that Procter & Gamble determines to file the first investigational new drug application with the FDA through the completion of Phase IIb clinical trials.

We believe that our historical approach of entering into collaborations with leading pharmaceutical and biotechnology companies has allowed us to augment our development capabilities. For example, while working with Genentech, a company with established preclinical and clinical development, regulatory, and commercialization skills, we believe that we have greatly enhanced our abilities to conduct preclinical development and investigational new drug application preparation and filing. We expect that we will add clinical development capacities in 2007 and that we will advance at least one of our proprietary multi-target cancer programs into phase I clinical testing.

In the future, we also plan to continue to seek corporate collaborators and licensors for the further development and commercialization of some of our technologies. When evaluating potential collaborative opportunities, we plan to seek to retain significant rights and involvement in at least the early stages of clinical development and we may also seek to retain commercialization rights in selected sales territories. In addition to seeking a greater role in the clinical development of our programs, we expect to consider the following criteria when we evaluate possible strategic collaborations:

•	technical and commercial resources that potential collaborators would commit to our programs;

•	up-front payments in the form of license fees and equity investments;

•	royalties and milestone payments;

•	our ability to retain certain rights, including, for example, co-development rights and retained rights in certain fields, that we feel increase the overall potential value of the collaboration;

•	technology and patent rights; and

•	scientific and development resources.

Since our inception in 2000, substantially all of our revenues have been derived from our collaborations and other agreements with third parties. We anticipate that for the next several years substantially all of our revenues will continue to be generated from these sources. For the year ended December 31, 2006, each of the following collaborators or former collaborators accounted for a portion of our total revenue as follows: Genentech, $9,258,000, or 56%; Wyeth, $2,604,000, or 16%; Procter & Gamble, $898,000, or 5%; Micromet, $2,284,000, or 14%; and the Spinal Muscular Atrophy Foundation, $1,191,000, or 7%.

The following provides brief summaries of each of our product development programs and, when applicable, describes the corporate collaboration or license agreement under which product candidates are being developed.

Hedgehog Systemic Small Molecule Antagonist and Antibody Antagonist Cancer Programs

Under Collaboration with Genentech

Program Summary

The Hedgehog signaling pathway controls the development and growth of many kinds of tissues in the body by directly promoting cell division in specific cell types, and by activating other secondary signaling pathways that control the synthesis of growth factors and angiogenic (blood vessel-forming) factors. The growth factors stimulate new tissue formation, and the angiogenic factors stimulate new blood vessel growth to nourish the newly formed tissue.

In recent years, it has been widely published that abnormal Hedgehog signaling may contribute to the growth of certain cancers, including breast, colorectal, esophageal, pancreatic, prostrate and small cell lung cancers, among others. Our preclinical evidence suggests that Hedgehog protein produced by tumor cells may signal adjacent stromal cells within the tumor environment to produce various growth and angiogenic factors that can enhance tumor maintenance and growth. Systemic administration of our Hedgehog signaling pathway inhibitors has been shown to slow or halt the progression of various types of tumors in our preclinical models of cancer. We believe that our Hedgehog pathway antagonists are selectively targeting fundamental mechanisms involved in the maintenance and progression of tumor growth and, as such, may represent a new generation of cancer therapeutics.

In January 2007, Genentech treated the first patient in a phase I clinical trial of our systemically administered small molecule Hedgehog antagonist for the treatment of cancer. The phase I trial is designed as an open-label study of a systemic Hedgehog antagonist in patients with locally advanced or metastatic cancers that are refractory to standard therapy or for whom no standard therapies exist. The primary objectives of the phase I trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities. The trial is expected to enroll approximately 50 patients spread across several dose-escalating cohorts. The successful completion of the phase I trial will be dependent upon, among other things, the patient enrollment rate as well as the number of patients that will ultimately need to be treated to achieve the phase I trial objectives.

Collaboration Summary

In June 2003, we established a collaboration with Genentech that included continued development of our systemically administered Hedgehog antagonist drug candidates for the treatment of cancer. Genentech is a biotechnology company with broad expertise in the development of cancer therapeutics. Under the terms of the agreement, we granted Genentech an exclusive, royalty-bearing license, with the right to sublicense, to make, use, sell and import, small molecule and antibody inhibitors of the Hedgehog signaling pathway, for applications in cancer therapy. We had responsibilities to perform certain funded preclinical research activities and, to the extent relevant, co-fund clinical development costs for certain products. Genentech has primary responsibility for clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing.

Pursuant to the collaboration agreement, Genentech made up-front payments of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and a payment of $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration. We have entered into three amendments to the June 2003 collaboration agreement. Pursuant to the amendments, Genentech increased its funded research commitment and extended its funding obligation through December 2006. As part of these amendments, Genentech provided us with $5,846,000 in incremental research funding over the period from December 2004 to December 2006. In October 2006, Genentech filed an investigational new drug application for which we received a $3,000,000 cash payment shortly after the application was filed.

The funded research portion of the June 2003 agreement, as amended, ended in December 2006, and we do not expect to receive additional future research funding from Genentech or incur any material research costs related to this program. In the future, we will receive cash payments from Genentech only upon the achievement of certain clinical development objectives as well as royalties on product sales if clinical evaluations of any Hedgehog systemic antagonist products are successful and the resulting products are successfully commercialized.

Unless terminated earlier, the agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. The agreement may be terminated earlier, by either party for cause, upon sixty days prior written notice. In addition, Genentech may terminate the agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to receive clinical development and drug approval milestones and royalties on product sales for such licensed compound.

If we terminate the agreement for cause or Genentech terminates the agreement without cause, all licenses granted to Genentech automatically terminate and revert to us. In addition, Genentech has agreed that it will no longer conduct any development or commercialization activities on any compounds identified during the course of the agreement for so long as such compounds continue to be covered by valid patent claims.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech.

Targeted Cancer Drug Development Platform Programs

Under Development by Curis

Program Summary

Using our proprietary Targeted Cancer Drug Development Platform, we are seeking to develop a number of programs of new small molecule drug compounds. The platform has been used to launch multiple separate programs, with each program including an individual class of small molecule multi-target inhibitors that are focused on the inhibition of at least two distinct biologically or clinically validated cancer targets. The basic compound design consists of using standard medicinal chemistry approaches to covalently link two active drug components, referred to as two pharmacophores, that have been selected for potential therapeutic synergy. The kinase-targeted pharmacophores are designed to have varying degrees of kinase selectivity. We are developing multi-target inhibitor drug programs that have combined pharmacophores that inhibit target A with pharmacophores that inhibit various B targets including classes of compounds that target the following validated cancer targets: Epidermal Growth Factor Receptor, or EGFR, multiple receptor tyrosine kinases, or RTK, multiple protein tyrosine kinases, Bcr-Abl, as well as classes of compounds that target and inhibit other clinically or biologically validated cancer targets.

We believe that focusing on clinically validated cancer targets and designing a variety of targeted drug candidates that combine potentially synergistic A-B pharmacophores into single small molecules could provide anti-tumor activity across a broad range of resistant solid tumor and hematologic cancers. In addition, the approach of designing drugs for clinically validated cancer targets should improve the efficiency of preclinical and clinical testing since many of the specific cancer indications and drug profiles have already been well defined by numerous clinical trials.

We believe that some of the most effective currently marketed therapies are those that attack cancers simultaneously from multiple directions. We also believe that multi-targeting has an additional advantage because such therapies may help reduce the emergence of drug resistant populations of cells within the tumor. Overall, we anticipate that our multi-target pathway inhibitors under preclinical development may improve efficacy, prevent the emergence of drug resistance, and/or decrease dose-limiting toxicities, possibly by virtue of the ability to reduce dosing frequency or amount. Further, we consider our dual pharmacophore inhibitors to be a new approach in multi-pathway targeting drug development with the potential to create novel drugs against a wide variety of validated cancer targets.

Discovery Research on an Undisclosed Signaling Pathway

Under Collaboration with Genentech

Program Summary

In late 2004, we initiated efforts into the discovery and development of small molecule compounds that modulate a signaling pathway that plays an important role in cell proliferation. Like the Hedgehog pathway, this pathway is a regulator of tissue formation and repair and its abnormal activation is associated with certain cancers. We are currently conducting Genentech funded research activities on drug candidates discovered at Curis that modulate this pathway that, pursuant to our April 1, 2005 collaboration agreement, will end on March 31, 2007. Genentech has assumed all future responsibility for the remaining preclinical and clinical development of drug candidates under this program.

Collaboration Summary

In connection with our research on this pathway, on April 1, 2005, we entered into a drug discovery collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate this pathway. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway. We have rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis. We have primary responsibility for research and development activities and Genentech is mainly responsible for later-stage preclinical development, clinical development, manufacturing, and commercializing products that may result from the collaboration. Genentech paid us an up-front license fee of $3,000,000 and agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, which ends March 31, 2007, subject to its termination rights. After that date, we do not expect to receive additional research funding from Genentech or incur any material research costs related to this program. After March 31, 2007, we could receive cash payments from Genentech of up to $140,000,000, assuming that two products are commercialized in two indications each, upon the achievement of certain preclinical, clinical development objectives, if any of such objectives are successfully achieved, and royalties on product sales if clinical evaluations of the drug candidates discovered during this collaboration are successful and the resulting products are successfully commercialized. Genentech has reverted the rights to the agonist compounds initially covered by this agreement to us; however, we do not currently expect that we will fund the further development of this program. We expect that Genentech will continue to advance the antagonist compounds covered by this agreement through internal means.

In the event of termination by Genentech without cause or if Genentech terminates the agreement due to material breach, we would be entitled to receive only a reduced royalty for those products that are covered by a subset of certain intellectual property rights, in lieu of the standard contract royalties that would otherwise apply. Unless terminated earlier, the agreement will terminate at the expiration of Genentech’s obligation to pay royalties to us under the agreement. The agreement may be terminated earlier, by either party for cause, upon sixty days prior written notice. In addition, Genentech may terminate the agreement, in its entirety, without cause, upon six months prior written notice, prior to April 1, 2007 and upon sixty days prior written notice thereafter.

In the event of termination for cause or convenience, certain license rights survive. To the extent specific license grants survive, we will continue to receive reduced royalties on product sales for such licensed compound. In addition, in the event of either type of termination, Genentech has agreed that it will not commercialize certain classes of compounds that were subject to the collaboration.

Hedgehog Small Molecule Agonist Neurological Disorders Programs

Under Collaboration with Wyeth

Program Summary

The Hedgehog signaling pathway is essential for the formation of normal nerves and nerve networks in the central and peripheral nervous systems. Our scientists and academic collaborators have shown that treatment with a Hedgehog protein appears to accelerate the restoration of nerve function in preclinical models of nerve trauma and disease. This finding suggests that the Hedgehog pathway may have a potential therapeutic effect in treating certain human neurological disorders.

Our scientists have developed a series of small molecule Hedgehog agonists that, in preclinical models, have shown to be capable of activating the Hedgehog signaling pathway. Many of these small molecule Hedgehog agonists are orally available and can cross the blood brain barrier, a protective barrier formed by blood vessels and brain tissue that prevents most substances in the blood from entering the central nervous system. Small molecules that cross the blood brain barrier can potentially reach and treat the central nervous system, therefore making them attractive product development candidates for certain brain disorders.

Ischemic stroke is currently the main disease indication being evaluated for treatment with the Hedgehog small molecule agonists. Our scientists have demonstrated therapeutic efficacy in several preclinical models of ischemic stroke. We believe that the positive effects of the Hedgehog agonists in the preclinical stroke models are due to neuroprotection that is induced by activation of the Hedgehog signaling pathway. Neuroprotection is the prevention of the progressive death of cells in the brain caused by disease or injury. In addition, we have preclinical evidence that activation of the Hedgehog pathway results in an increased proliferation of neuronal progenitor/stem cells in the brain and this could be an additional mechanism by which damage is reduced or repair may occur.

Wyeth and we have been continuing to advance a prioritized Hedgehog agonist compound class in late-preclinical testing. We had estimated that Wyeth may select a lead clinical candidate from this agonist compound class in early 2007. While we believe that the compound demonstrated efficacy in preclinical models, the compound also demonstrated slight, but detectable, levels of toxicity in long-term preclinical studies. We now estimate that a lead clinical candidate will not be selected from this compound class. Instead, our scientists are conducting screening and preclinical research to identify potential compound classes that have more favorable toxicity profiles, while retaining efficacy.

Collaboration Summary

In January 2004, we entered into a collaboration agreement with Wyeth to continue the development of our Hedgehog agonist drug candidates for the treatment of neurological disorders and other potential indications. Wyeth is one of the world’s largest research-driven pharmaceutical companies with broad expertise in the development of drugs to treat neurological disorders and other diseases. Under the terms of the agreement, we granted Wyeth an exclusive, royalty-bearing license, with the right to sublicense, to make, use, sell and import, small molecule and protein agonists of the Hedgehog signaling pathway as systemic treatments for neurological and other disorders, including systemic treatment of cardiovascular disease. We retained development and licensing rights for certain therapeutic applications of the Hedgehog agonist technologies, including topical applications for the treatment of skin diseases and disorders and the promotion of hair growth in humans, local delivery applications for treatment of cardiovascular disease and ex vivo use for the preparation of cells to be used in cell therapy applications. Wyeth has a right of first negotiation to obtain an exclusive license to the local delivery cardiovascular applications. We have responsibilities to perform certain Wyeth-funded preclinical research activities. Wyeth also performs preclinical research and has primary responsibility for clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing.

Under the terms of the collaboration, Wyeth made up-front payments of $3,000,000, which consisted of a $1,362,000 non-refundable license fee payment and a payment of $1,638,000 in exchange for 315,524 shares of our common stock. In addition, Wyeth provided research funding to us of $4,000,000 during the first two years of the collaboration agreement. Wyeth has twice extended its research funding and Wyeth is now obligated, subject to its termination rights, to provide us with research funding until at least February 9, 2008 for up to an additional $1,250,000 through the extended research term. In addition, Wyeth is obligated to make cash payments to us upon the achievement of certain preclinical and clinical development objectives and, if any Hedgehog agonist technology-based products are successfully commercialized, Wyeth is obligated to pay us royalties on product sales that escalate with increasing sales volume. Our agreement with Wyeth could result in more than $170,000,000 in contingent cash payments, assuming at least two products are successfully developed and commercialized.

Unless terminated earlier, the agreement will expire on the expiration of Wyeth’s obligation to pay royalties to us under the agreement. Either party may terminate the agreement, in whole or in part, in the event of uncured material default by the other party, upon prior written notice that varies depending upon the default. Wyeth may terminate the agreement without cause, in whole or in part, upon sixty days written notice. The agreement also contains various early termination provisions that provide for termination in the event of specified circumstances upon prior notice to the other party. In each such instance of early termination, payments will continue to be made to us to the extent that certain license grants survive termination.

In addition, as part of a termination agreement entered into between us and Elan Corporation, we will pay Elan royalty payments related to any revenues in excess of the first $1,500,000 received by us from Wyeth, other than revenues received as direct reimbursement for research, development and other expenses that we receive from Wyeth. We previously collaborated with Elan on the development of the Hedgehog agonist technologies currently under development with Wyeth. We are also obligated to make payments to various university licensors when certain payments are received from Wyeth. These obligations totaled $125,000 in payments to university licensors for the up-front license fee.

Hedgehog Agonist Hair Growth Program

Under collaboration with Procter & Gamble

Program Summary

Our scientists have demonstrated that small molecule Hedgehog agonists can induce hair growth in preclinical models. Some of our results were presented in February 2005 at the annual meeting of the American Academy of Dermatology in New Orleans, Louisiana. In October 2005, we published data in the Journal of Investigational Dermatology, reporting on the potential therapeutic efficacy of one of our proprietary Hedgehog pathway activators in a preclinical model of hair growth. The results of the study show that a topically applied small molecule agonist of the Hedgehog signaling pathway can stimulate the transition of hair follicles from the resting to the growth stage of the hair cycle.

Collaboration Summary

In September 2005, we entered into a collaboration agreement with Procter & Gamble to evaluate and develop potential treatments for hair growth regulation and skin disorders utilizing topically applied Hedgehog agonist compounds. Under the terms of the agreement, we granted to Procter & Gamble an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate our Hedgehog agonist technology. Procter & Gamble is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program, provided however, that at the time that Procter & Gamble determines to file the first investigational new drug application with the FDA for a product candidate, we will have the option, at our sole discretion, to co-develop a product candidate through phase IIb of clinical development.

Procter & Gamble paid us an up-front license fee of $500,000 and funded $600,000 for two of our full-time equivalent employees to provide research and development activities during the initial one-year research term. Procter & Gamble has an option to extend the initial one-year research term for up to three additional years in one-year increments. In September 2006, Procter & Gamble elected to extend the research term to September 2007. During this one-year extension, Procter & Gamble will fund up to $83,000 for a portion of a full-time equivalent employee to provide research and development activities. Procter & Gamble has also agreed to make cash payments to us that are contingent upon the successful achievement of certain preclinical development, clinical development and drug approval objectives. Procter & Gamble will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed. We will receive a higher royalty in the event that we exercise our co-development option and subsequently share in development expenses through Phase IIb clinical trials, but we would forego contingent cash payments that would otherwise be payable for the achievement of certain development objectives during the co-development time period.

In March 2006, we reached the first preclinical development objective under this collaboration. The program is focused upon the potential development of a topical Hedgehog agonist for hair growth disorders, particularly male pattern baldness. As part of the agreement, Procter & Gamble agreed to pay us up to $2,800,000 in cash payments that are contingent upon the achievement of certain preclinical development objectives. We received a $1,000,000 cash payment shortly after the first objective was reached.

Unless terminated earlier, the agreement will continue until six months after the expiration of the last to expire of any patent rights covering a product being sold under the agreement. Procter & Gamble has the right to terminate the agreement without cause upon at six months prior written notice. Either party may terminate the agreement immediately upon written notice, in the event of uncured material breach. Upon termination of the agreement, either with or without cause, all rights and licenses granted to Procter & Gamble under the agreement will terminate.

BMP-7 Program

Licensed to Ortho Biotech Products, a Subsidiary of Johnson & Johnson

Program Summary

BMP-7 is a signaling protein that is synthesized in the kidney and has been implicated in the maintenance of the normal health of the kidney, the skeleton, and the vascular system. In recent years, several academic researchers from the Beth Israel Deaconess Medical Center, the Harvard Medical School and the Washington University School of Medicine, have demonstrated the potential of using BMP-7 as a treatment to both halt the progression and reverse the effects of chronic progressive kidney disease. In addition, they have shown that BMP-7 protein has the potential to prevent the development of renal osteodystrophy, a form of bone loss, and blood vessel calcification, which are two related complications associated with chronic kidney disease.

License Agreement Summary

In November 2002, we entered into an agreement with Ortho Biotech Products pursuant to which Ortho Biotech obtained the exclusive rights to develop and commercialize products based on our BMP-7 technology and assumed control of the continued development of this kidney disease product candidate. Pursuant to the agreement, Ortho Biotech paid the Company an up-front payment of $3,500,000. In 2005, Johnson & Johnson moved responsibility for the future development of BMP-7 to its Centocor subsidiary. Centocor has assumed all future costs and responsibility for BMP-based product development. We will receive a series of cash payments that are contingent upon the achievement of certain clinical development objectives, as well as royalties on product sales if any BMP-based products are successfully commercialized. Centocor has sole responsibility for deciding if and when human clinical trials of BMP-7 protein will begin.

Unless terminated earlier, the agreement shall remain in effect until the expiration of Ortho Biotech’s obligation to pay royalties to us under the agreement. Early termination provisions are as follows:

•	Ortho Biotech Products may terminate the agreement, for any reason, upon ninety days’ written notice to us.

•

Either we or Ortho Biotech Products may terminate the agreement immediately for cause upon the occurrence of bankruptcy, insolvency, or if the other party assigns substantially all of its assets for the benefit of creditors.

•

Either we or Ortho Biotech may terminate the agreement upon ninety days’ prior written notice if the other party has materially breached or defaulted on any material obligations under the contract, provided that the other party has not cured such breach within the ninety-day period following written notice of termination.

•

Ortho Biotech may terminate the agreement upon thirty days’ written notice if we breach our representation to Ortho Biotech that certain of our other license agreements do not contain restrictions which would restrict Ortho Biotech from exercising its license rights under the agreement.

If Ortho Biotech terminates the agreement for cause, the licenses granted by us to Ortho Biotech will survive such termination and the royalty rates owed to us would be reduced. If we terminate the agreement for cause or if Ortho Biotech terminates upon thirty days’ written notice without cause, the licenses granted by us to Ortho Biotech will terminate.

Other Programs

Hedgehog Agonist Cardiovascular Disease Program (Systemic Delivery Rights Licensed to Wyeth/ Local Delivery Rights Retained by Curis with Wyeth Right of First Negotiation)

Program Summary

Independent third party reports have documented the potentially beneficial effects of Hedgehog pathway stimulation for preserving cardiac function and increasing blood flow to damaged heart muscle following both acute and chronic myocardial ischemia in preclinical models of heart disease. Myocardial ischemia, the interruption of blood flow and oxygen to the heart muscle, is the leading cause of heart attacks with more than one million cases reported every year in the United States. The authors of these studies concluded that activation of the Hedgehog signaling pathway after an acute heart attack or chronic cardiac ischemia promotes recovery of heart function by stimulating blood vessel growth factors and other regeneration factors that limit scar formation, preserve cardiac muscle tissue, and promote improved heart function.

We have incurred nominal expenses related to our cardiovascular disease program. Our preclinical data relating to this program has been derived from studies conducted at Caritas St. Elizabeth’s Medical Center in Boston, Massachusetts. We are exploring collaborative opportunities pursuant to which a potential collaborator would have the opportunity to utilize this biological property of the Hedgehog pathway to develop locally administered drug candidates to treat cardiovascular disorders such as heart attacks and peripheral vascular disease.

Wyeth is also conducting preclinical research activities in the systemic delivery of Hedgehog protein for the treatment of cardiovascular disease. Wyeth’s lead Hedgehog agonist program is focused on neurological diseases, particularly stroke. Wyeth has recently manufactured Hedgehog protein and we expect that Wyeth will begin performing preclinical tests of the protein in cardiovascular disease models in the near term.

Collaboration Summary

As part of our collaboration agreement with Wyeth, we licensed Wyeth the rights to systemically administer Hedgehog agonists in all disease indications. If Wyeth’s preclinical Hedgehog protein studies were successful and if Wyeth decides to pursue development of a systemic Hedgehog protein or agonist program for cardiovascular disease, we would be eligible to receive cash payments on certain preclinical and clinical development objectives, as well as royalties on future product sales, should any occur.

We have retained the right to locally deliver Hedgehog agonists for the treatment of cardiovascular diseases including peripheral vascular disease and acute myocardial infarction, or heart attack. Wyeth has a right of first negotiation to obtain an exclusive license to the cardiovascular applications. If Wyeth declines to exercise its option, or if we are unable to reach an agreement with Wyeth on mutually agreeable terms within the contractually specified period, we are free to seek another collaborator for this program.

BMP Agonist Small Molecule Screening Program (Retained by Curis/Centocor Right of First Negotiation)

In December 2005, we entered into a new agreement with Centocor. Under the new agreement, we are screening for small molecule agonists that mimic the bioactivity of the BMP-7 protein and activate the bone morphogenetic pathway. The term of the agreement is expected to end March 2007. We will own any small molecule BMP agonist compounds that are discovered as part of this screening and Centocor will have an exclusive option to first negotiate a new collaboration and exclusive license agreement for the further development and commercialization of such small molecules.

Corporate Information

We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 45 Moulton Street, Cambridge, Massachusetts, 02138 and our telephone number is (617) 503-6500.

Curis™ and the Curis logo are our trademarks. This annual report on Form 10-K may also contain trademarks and trade names of others.

Website Access to Reports

We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive textual reference only. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 110 F Street, N.E., Washington, D.C. 20549. In addition, we provide paper copies of our filings free of charge upon request. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Curis who requests it.

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

Targeted Cancer Drug Development Platform.    We have filed US provisional patent applications directed to our multi-target inhibitor classes of novel small molecules, as well as a US provisional patent application, which generically claims the platform concept itself. These patent applications each claim genera of multi-target inhibitor compounds, as well as compositions of matter containing such compounds and methods of using these small molecules to treat a variety of therapeutic indications. We intend to continue to file additional US and foreign applications as the program progresses.

Hedgehog Pathway.    We have issued U.S. patents and allowed U.S. applications expiring on various dates between 2014 and 2023, which relate to the Hedgehog pathway. These patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and antagonists of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

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

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog pathway technologies, and to use technologies in our research and development processes. Our most significant license agreements include our license agreements dated February 9, 1995 and September 1, 2000 with the President and Fellows of Harvard University, an amended and restated license agreement dated August 30, 1996 with The Trustees of the Columbia University, an amended and restated

license agreement dated June 10, 2003 with the Johns Hopkins University and the University of Washington School of Medicine, as well as our February 1996 license agreement with the Leland Stanford Junior University. Each of these agreements has been filed with prior annual reports on Form 10-K. The consideration payable in exchange for these licenses includes up-front fees, issuances of shares of common stock, annual royalties, milestone payments and running royalties on net sales by our sub-licensees and us. The licensors may terminate these agreements if we fail to meet certain diligence requirements, fail to make payments or otherwise commit a material breach that is not cured after notice.

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

Research Program

We have a research group that seeks to identify and develop new therapeutic applications for our existing patent portfolio and seeks to identify new signaling pathways that may have therapeutic potential. Our research group, working closely with our business development group, also strives to identify external technologies that might provide in-licensing or acquisition opportunities, consistent with our broad interest in signaling pathways. As of December 31, 2006, our research group consists of 34 employees, consisting of molecular biologists, cell biologists, pharmacologists and other scientific disciplines.

During the years ended December 31, 2006, 2005 and 2004, our total company-sponsored research and development expenses were approximately $927,000, $705,000 and $9,000,000, respectively, and our collaborator-sponsored research and development expenses were approximately $13,663,000, $13,000,000 and $3,700,000, respectively.

Regulatory Matters

FDA Requirements for New Drug Compounds

Numerous governmental authorities in the United States and other countries extensively regulate, among other things, the research, testing, manufacture, import and export and marketing of drug products. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion, sampling and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, under the FDA’s good laboratory practice, or GLP, regulations, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, which must become effective before clinical testing may commence, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, submission to the FDA of a new drug application, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and FDA review and approval of the new drug application. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements, including the FDA’s GLP regulations. Preclinical testing is highly uncertain and may not be completed successfully within any specified time period, if at all. Further, the successful completion of preclinical trials does not assure success in clinical human trials. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application, or IND, together with manufacturing information and analytical and stability data. The IND application must become effective before clinical trials can begin in the United States. An investigational new drug application becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the IND application (a clinical hold). In that case, the IND application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the IND application. The study protocol and informed consent information for patients in clinical trials must be submitted to institutional review boards for approval.

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

After successful completion of the required clinical testing, generally a new drug application is prepared and submitted to the FDA. FDA approval of the new drug application is required before marketing of the product may begin in the United States. The new drug application must include the results of extensive preclinical and clinical testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. In most cases, a substantial user fee must accompany the new drug application.

If the FDA’s evaluation of the new drug application and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the new drug application. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug application approval, the FDA may require post-approval testing, including phase IV trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once the new drug application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting, submission of periodic reports, and drug sampling and distribution requirements. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs for unapproved uses, based on the False Claims Act and other Federal laws governing reimbursement for drugs under the Medicare and Medicaid laws. Monetary penalties in such cases have often been in excess of $100 million. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well-controlled head-to-head clinical trials. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to FDA review and approval. Quality control and manufacturing procedures must continue to conform to cGMPs after approval. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Foreign Regulation of New Drug Compounds

Approval of a drug product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. There can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be submitted under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products, and provides for the grant of a single marketing authorization, which is valid in all European Union member states. The decentralized procedure is a mutual recognition procedure that is available at the request of the applicant for medicinal products, which are not subject to the centralized procedure.

Hazardous Materials

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products.

Competition

Our product candidates compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics based upon signaling pathways, is intense. Our competitors may include many large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology and medical device firms. For example, we are seeking to develop drug candidates for cancer utilizing our proprietary Targeted Cancer Drug Development Platform. There are several companies developing drug candidates that target the validated cancer pathways that we are also targeting. We believe that our competitive advantage against these companies is that we are developing our drug candidates with two specific active drug components, each of which selectively targets a distinct validated cancer pathway. We believe that most of our competitors are developing drugs that either target only one cancer pathway or target multiple cancer pathways in a nonselective way. In addition to these competitors, we have identified biotechnology companies that claim to have intellectual property rights relating to compounds that modulate the Hedgehog pathway.

Many of the companies competing against us have financial, marketing and human resource capacities that are substantially greater than our own, which may provide these competitors with significant competitive advantages over us. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products, in manufacturing products on a large scale and in effectively promoting products to healthcare providers, health plans and consumers which may enhance their competitive position relative to ours. Most of the major pharmaceutical and biotechnology companies are developing targeted cancer therapies. In addition to competing with pharmaceutical, biotechnology and medical device companies, the products we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies that are competitive with our products and technologies.

The technologies underlying the development of human therapeutic products are expected to continue to undergo rapid and significant advancement and unpredictable changes. Accordingly, our technological and commercial success will be based, among other things, on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

The timing of a product’s introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, we believe the relative speed with which our collaborators or we can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of a product will have an important impact on our competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. For example, our competitors may discover, characterize and develop important targeted cancer molecules before we do, which could have a material adverse effect on any of our related research programs. If research and development by others renders any of our products obsolete or noncompetitive, then our potential for success and profitability may be adversely affected.

For certain of our programs, we rely on our strategic collaborators for support in our disease research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Some of our strategic collaborators are conducting multiple product development efforts within each disease area that is the subject of our strategic collaboration with them. Our strategic collaboration agreements may not restrict the strategic collaborator from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a product candidate under development by a strategic collaborator.

Manufacturing

We have no experience or capabilities in manufacturing. We have no current plans to develop manufacturing capability and instead plan to rely on our corporate collaborators or subcontractors to manufacture products. If any of our collaborators or subcontractors encounters regulatory compliance problems or enforcement actions for their own or a collaborative product, it could have a material adverse effect on our business prospects.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop a sales, marketing and distribution capability. We currently plan to rely on our corporate collaborators for product sales, marketing and distribution.

Scientific Advisory Board

We have established a scientific advisory board made up of leading scientists and physicians, principally in the field of cancer drug development. Members of our scientific advisory board consult with us on matters relating to our research and development programs, new technologies relevant to our research and development programs and other scientific and technical issues relevant to our business.

The current members of our scientific advisory board are as follows:

Name	Position/Institutional Affiliation
Joseph M. Davie, Ph.D., M.D. (Chairman)

Director, Curis, Inc.

Director, CV Therapeutics, Inc.

Director, Keel Pharmaceuticals, Inc.

Director, GENTIAE Clinical Research, Inc.

Director, Ocera, Inc.

Director, Stratatech Corporation

Director, Targeted Genetics, Inc.

Director, BG Medicine

Institute of Medicine since 1987

Stuart Aaronson, M.D	Chairman of the Department of Oncological Sciences and the Jane B. and Jack R. Aron Professor of Neoplastic Diseases, both at the Mount Sinai School of Medicine

Roeland Nusse, Ph.D

Investigator, Howard Hughes Medical Institute Professor, Department of Developmental Biology Stanford University Medical School

Royal Dutch Academy of Science since 1997

American Academy of Sciences and Arts since 2001

Kenneth Pienta, M.D

Professor, Internal Medicine and Urology and Director, Urologic Oncology Program, both at The University of Michigan

Chair, Translational Medicine Committee of the Southwest Oncology Group (SWOG)

Principal investigator, The University of Michigan's SPORE (Specialized Program of Research Excellence) in prostate cancer awarded from the National Cancer Institute

George Vande Woude, Ph.D	Director, Van Andel Research Institute Co-editor, Advances in Cancer Research

Employees

As of December 31, 2006, we had 51 full-time employees, of whom 27 hold a Ph.D. or other advanced degrees. Of these employees, 34 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of December 31, 2006, we had an accumulated deficit of approximately $688,883,000. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. Other than OP-1, a bone-inducing protein developed for use in orthopedic and other therapeutic applications, which we and Stryker Corporation discovered under a former collaboration and which Stryker has subsequently commercialized, we have not commercialized any products to date, either alone or with a third-party collaborator. All of our product candidates are in early stages of development. As a result, for the foreseeable future, we will need to spend significant capital on our research and development programs in an effort to produce products that we can commercialize. Even if our collaboration agreements provide funding for a portion of our research and development expenses, we will need to generate significant revenues in order to fund our operation and achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section titled “Risk Factors”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require additional financing, which may be difficult to obtain and may result in stockholder dilution.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements primarily include the need for working capital to:

•	support our research and development activities for our internal programs, including our program in cardiovascular disease and our focus on small molecule multi-targeting inhibitors;

•	fund costs related to operating our wholly-owned subsidiary in China;

•	expand our infrastructure; and

•	fund our general and administrative costs and expenses.

We believe that our existing cash and working capital should be sufficient to fund our operations until the second half of 2008; however, our future capital requirements may vary from what we currently expect. There are factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing. These factors, many of which are outside our control, include the following:

•	unanticipated costs in our research and development programs, as well as the magnitude of these programs;

•	the cost of additional facility requirements or increased facility costs due to loss of subtenant income;

•

the unplanned or early termination of any of our collaborative arrangements or decreases in funding of our portion of the research and development programs despite continuation of the collaboration agreement;

•	the timing, receipt and amount of research funding and milestone, license, royalty, profit-sharing and other payments, if any, from collaborators;

•

the timing, payment and amount of research funding and milestone, license, royalty and other payments due to licensors of patent rights and technology used to make, use and sell our product candidates;

•	the timing, receipt and amount of sales revenues and associated royalties, if any, that we may receive in the future if any of our product candidates are successfully developed and commercialized;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees;

•	additional costs associated with our Chinese subsidiary including incremental legal, accounting and patent-related expenses; and

•

potential difficulties in effectively accessing monies that we have transferred to our Chinese subsidiary to satisfy Chinese capital investment requirements due to currency restrictions and current status of operations.

We expect to seek additional funding in the near term through public or private financings of debt or equity and may seek funding from additional strategic collaborators. The market for biotechnology stocks in general, and the market for our common stock in particular, is highly volatile. Due to this and various other factors, including general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development activities will be adversely affected.

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

Our operating results have fluctuated significantly from period to period in the past and may rise or fall significantly from period to period in the future as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in achieving pre-clinical and clinical milestones;

•	our ability to expand our facilities to support our operations, as needed;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	changes in accounting policies or principles; and

•	the introduction of competitive products and technologies by third parties.

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

As discussed in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, in March 2006, we restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005. The restatement relates primarily to accounting errors in prior periods with respect to our revenue recognition accounting for $7,509,000 in license and maintenance fee payments paid by Genentech as part of our June 2003 Hedgehog antagonist collaboration with Genentech. We had been recognizing revenue in connection with the $7,509,000 in payments over an eight-year period based on our estimate that our participation on the steering committees for the collaboration would become inconsequential after the first product was approved in each of the two programs covered under this collaboration, and would therefore no longer represent a performance obligation. Accordingly, from fiscal year 2003 through the third quarter of 2005, we had recognized $2,239,000 in license fee revenue related to these payments. Following discussions with the SEC, we determined we should not have recognized any of this revenue in 2003, 2004 or 2005. Instead, we have deferred the $7,509,000 in payments and will recognize this amount as revenue only when we can reasonably estimate when our contractual steering committee obligations will cease or after we no longer have contractual steering committee obligations under this agreement with Genentech. The contractual term of our steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of our steering committee obligations is indefinite and we expect that we will not record any revenue related to these payments for at least several years.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For example, as discussed above in March 2006 we determined that certain accounting errors in our financial statements had a material impact on our previously reported financial information. As a result of this determination, we restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatement could cause our stock price to decline and could subject us to securities litigation. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this annual report on Form 10-K.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of all of our key product candidates and for substantially all of our revenue. If we lose any of these collaborators, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of certain licensed product candidates depends upon our ability to form and maintain productive and successful strategic collaborations. During the years ended December 31, 2006 and 2005, $13.2 million and $9.6 million, or 79% and 85%, respectively, of our gross revenue was derived from licensing, research and development and substantive milestone payments we received from collaborators. We currently have collaborations with Genentech, Proctor & Gamble, Wyeth Pharmaceuticals and Ortho Biotech Products as well as a screening program with Centocor, and we hope to enter into additional collaborations in the future. Of these, our collaborations with Ortho Biotech, Centocor and Proctor & Gamble have involved limited development effort and corresponding funding by us. To date, our collaborations with Genentech and Wyeth have involved substantial development effort by us, a significant amount of which has been funded by our respective collaborative partner. These collaborations are now moving into a development phase where our effort will be minimized or eliminated. Accordingly, the third-party funding of our development effort will be significantly reduced or eliminated. As a result of the decreased need for our internal development efforts and the concomitant reduction in third-party funding, we will be required to reassign personnel working on such programs to other programs or, alternatively, reduce our levels of staffing. We may not be successful in reassigning personnel to the extent that we do not have adequate funding on other programs to support such personnel. Moreover, our existing and any future collaborations may not be scientifically or commercially successful.

The risks that we face in connection with these collaborations include the following:

•

Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. The timing and amount of any future royalty, profit-sharing and milestone revenue that we may receive under such collaborative arrangements will depend on, among other things, each collaborator’s efforts and allocation of resources.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and other developments and milestones under our collaboration agreements. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by our collaborators and the uncertainties inherent in the regulatory approval process. There can be no assurance that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that we or our collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or our collaborators fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our common stock could decline.

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

Our future products, if any are successfully developed, may not gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approvals have been obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of any products we successfully develop. If we are not able to obtain market acceptance for such products, our expected revenues from sales of these products would be adversely affected and our business may not be successful.

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

We depend upon our senior management and scientific staff, including Daniel R. Passeri, our President and Chief Executive Officer, Michael P. Gray, our Chief Operating Officer and Chief Financial Officer, and Changgeng Qian, Ph.D., M.D., our Vice President, Discovery and Preclinical Development. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our officers can terminate their employment with us at any time. We are not aware of any present intention of any of these individuals to leave our company. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency. We do not maintain key man life insurance on any of these executive officers.

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

We may seek to acquire complementary businesses and technologies in the future or otherwise seek to expand our operations to grow our business, which may divert management resources and adversely affect our financial condition and operating results.

We expect to expand our operations in the future, including without limitation through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. For example, in September 2006, we formed a wholly-owned subsidiary in China in an effort to leverage China’s cost-efficient medicinal chemistry industry as a means to broaden our drug discovery pipeline. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute any such other expansion strategies. In connection with our expansion efforts in China, we will need to integrate operations and cultures that are different and unfamiliar. We may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating results, including:

•	a diversion of management from our existing operations;

•	increased operating complexity of our business, requiring greater personnel and resources;

•	significant additional cash expenditures to expand our operations and acquire and integrate new businesses and technologies;

•	incurrence of debt and other contingent liabilities; and

•	dilutive stock issuances.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

If we or any of our licensees or assignees breach any of the agreements under which we license or transfer intellectual property to others, we could be deprived of important intellectual property rights and future revenue.

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business and expect to enter into similar agreements with third parties in the future. Under these agreements, we generally license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party fails to comply with these requirements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property.

We may not be able to obtain patent protection for our technologies and the patent protection we do obtain may not be sufficient to stop our competitors from using similar technology.

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office uses to grant patents, and the standards that courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. The long-term success of our business depends in significant part on our ability to:

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

The costs associated with any patent litigation or other proceeding, even if resolved favorably, will likely be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or our collaborative partners may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and expense.

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

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

If preclinical studies and clinical trials of our product candidates are not successful, and we or our collaborators are not able to obtain the necessary regulatory approvals, then we and our collaborators will not be able to commercialize those product candidates on a timely basis, if at all, which would adversely affect our future profitability and success.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. Clinical development, including preclinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our product candidates under development may not be successful. We and our collaborators could experience delays or failures in preclinical or clinical trials of any of our product candidates for a number of reasons. For example:

•

preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular product candidate;

•	the results from preclinical studies and early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	we may encounter difficulties or delays in manufacturing sufficient quantities of the product candidate used in any preclinical study or clinical trial;

•

the timing and completion of clinical trials of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled, and any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or program termination;

•

our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

•

institutional review boards or regulators, including the FDA, or our collaborators may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks; and

•

we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person may result in delays in FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s).

If the preclinical studies and/or clinical trials for any product candidates that we and our collaborators pursue are not successful, then our ability to successfully develop and commercialize products on the basis of the respective technologies will be materially adversely affected, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock price is likely to decline.

We have limited experience in conducting clinical trials and expect to rely primarily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates. If such third parties fail to perform then we will not be able to successfully develop and commercialize product candidates and grow our business.

We have limited experience in conducting clinical trials. We expect to rely on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech, Proctor & Gamble, Wyeth and Johnson & Johnson. In most instances, such collaboration partners are fully responsible for conducting clinical trials of product candidates, even in the event that we elect to participate in co-development during the clinical trial process. We have also reserved limited rights to further develop and commercialize products that are subject to current collaborations. In these instances and for product candidates associated with new programs, we will be responsible for clinical trials. We are likely to rely on third parties such as contract research organizations and other similar entities to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If any such events were to occur, efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

In addition, for those product candidates where we are responsible for clinical trials, we must ensure that each such clinical trial is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third-party contractors on whom we may in the future rely do not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our product candidates may be delayed.

The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock could substantially decline.

We and our collaborative partners will be required to obtain regulatory approval in order to successfully advance our product candidates through the clinic and prior to marketing and selling such products.

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

In addition, regulatory agencies may change existing requirements or adopt new requirements or policies. We, or our collaborative partners, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

Even if we or our collaborators obtain regulatory approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After marketing approval for any product is obtained, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

If there is a failure to comply with applicable regulatory requirements, we or our collaborator may be subject to fines, refusal to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal to permit the import or export of our products and criminal prosecution.

We and our collaborators are subject to governmental regulations other than those imposed by the FDA. We and our collaborators may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.

In addition to regulations imposed by the FDA, we and our collaborators are subject to regulation under, among other laws, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of pharmaceutical and biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.

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

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop product candidates, apply for regulatory approvals, and commercialize our products under development, we or our collaborators must be able to manufacture products in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our product candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable or are not delivered on a timely basis or at all, or are contaminated or otherwise lost, clinical trials by us and our collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

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

Any contract manufacturers with which we enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Any failure by our contract manufacturers, our collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.91 per share for the period January 1, 2004 through December 31, 2006. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

As of December 31, 2006, we had outstanding approximately 49.3 million shares of common stock. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If we fail to meet the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. We currently comply with the minimum bid requirement. However, our stock price has fallen below $1.00 in the past year and could fall below $1.00 in the future. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would result in decreased liquidity and increased volatility for our common stock.

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

We have two facilities which are located at 45 and 61 Moulton Street in Cambridge, Massachusetts and which consist of 35,095, and 17,800 square feet, respectively. Our lease for the facility at 61 Moulton Street expires in April 2007 and we do not intend to renew this lease. In August 2004, we extended the lease for the 45 Moulton Street location until December 2010. At our 45 Moulton Street facility, we currently use our space to conduct research and development initiatives and to manage the administrative aspects of our business. We have subleased 67% of our 61 Moulton Street facility through April 30, 2007; however, the subleasee defaulted on the sublease on August 1, 2006. We believe that our existing facilities will be suitable and adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri	46	President and Chief Executive Officer

Michael P. Gray	36	Chief Operating Officer and Chief Financial Officer

Mark W. Noel	48	Vice President, Technology Management and Business Development

Mary Elizabeth Potthoff, Esq.	53	Vice President, General Counsel

Daniel R. Passeri	Mr. Passeri has served as our President and Chief Executive
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
Technology and Medicine at the University of London, with an
M.Sc. in biotechnology, and of Northeastern University, with a
	B.S. in biology.

Michael P. Gray	Mr. Gray has served as our Chief Operating Officer and Chief
Financial Officer since December 2006. From December 2003
until December 2006, Mr. Gray served as our Vice President of
Finance and Chief Financial Officer and served as our Senior
Director of Finance and Controller from August 2000 until
December 2003. From January 1998 to July 2000, Mr. Gray was
Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP.
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
pharmaceutical and food sectors. Mr. Noel holds a B.S. from the
University of Maryland.

Mary Elizabeth Potthoff, Esq.	Ms. Potthoff has served as our Vice President, General Counsel and Assistant Secretary since August 2002 and as Secretary
since December 2003. From August 1999 to April 2002,
Ms. Potthoff was Vice President, General Counsel and
Corporate Secretary at Wheelhouse Corporation, an internet
marketing software and consulting services company. From July
1994 to August 1999, Ms. Potthoff was Vice President, General
Counsel and Corporate Secretary at Shiva Corporation, a
technology company focused on remote access network products and services. From July 1989 to July 1994, Ms. Potthoff was
Senior Corporate Counsel at Bytex Corporation, a technology
company focused on network matrix switch products and
services. Ms. Potthoff received a J.D., cum laude, from Suffolk
University, an M.B.A. from Providence College, and a B.A.
from the State University of New York.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2005	High	Low
First Quarter	$5.32	$3.27
Second Quarter	$4.35	$3.23
Third Quarter	$4.94	$3.81
Fourth Quarter	$4.69	$3.50

Year ended December 31, 2006
First Quarter	$4.10	$2.28
Second Quarter	$2.43	$1.21
Third Quarter	$1.98	$0.91
Fourth Quarter	$1.95	$1.11

(b) Holders.    On February 28, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $1.39 and there were 303 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

(d) Performance Graph.    The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2001 through December 31, 2006, with the cumulative total return on (i) NASDAQ Market Index—U.S. Companies, (ii) NASDAQ Pharmaceutical Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2001 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CURIS, INC.	100.00	18.37	80.21	93.05	63.46	22.46
NASDAQ PHARMACEUTICAL INDEX	100.00	61.50	89.46	96.41	106.31	106.62
NASDAQ MARKET INDEX-U.S. COS.	100.00	70.14	106.62	117.41	121.64	136.47
NASDAQ BIOTECHNOLOGY INDEX	100.00	64.54	94.81	99.88	112.75	110.92

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development contracts and government grants	$9,340	$10,493	$3,407	$1,629	$245
License and maintenance fees	4,324	2,258	242	8,749	3,758
Substantive milestones(1)	3,000	250	50	—	—
Royalties	—	—	—	—	14,388
Contra-revenues(2)	(1,728)	(6,999)	—	—	—

Net revenues	14,936	6,002	3,699	10,378	18,391

Costs and expenses:
Research and development.	14,590	13,705	12,662	14,388	13,281
General and administrative.	10,374	8,090	7,757	6,883	11,097
Amortization of intangible assets	27	75	75	75	474
Loss of property and equipment(3)	—	—	—	—	5,337
Impairment of goodwill(3)	—	—	—	—	64,098
Restructuring expenses(3)	—	—	—	—	3,490

Total costs and expenses	24,991	21,870	20,494	21,346	97,777

Loss from operations	(10,055)	(15,868)	(16,795)	(10,968)	(79,386)

Equity in loss from joint venture(4)	—	—	—	—	(4,311)
Other income (expense):
Interest and other income (expense)	1,422	1,321	2,131	(1,017)	2,329
Interest expense	(196)	(308)	(411)	(694)	(947)

Total other income (expense)	1,226	1,013	1,720	(1,711)	1,382

Net loss	(8,829)	(14,855)	(15,075)	(12,679)	(82,315)
Accretion on Series A Redeemable Preferred Stock	—	—	—	(271)	(723)

Net loss applicable to common stockholders	$(8,829)	$(14,855)	$(15,075)	$(12,950)	$(83,038)

Basic and diluted net loss per common share	$(0.18)	$(0.31)	$(0.35)	$(0.36)	$(2.57)

Weighted average common shares (basic and diluted)	49,067	48,074	42,686	36,016	32,267

	(in thousands) As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,656	$44,209	$49,514	$35,148	$36,573
Working capital	32,521	36,010	46,854	33,376	30,697
Long-term investment—restricted	202	196	193	191	4,403
Total assets	52,268	60,914	67,332	51,450	62,442
Debt and lease obligations, net of current portion	733	1,967	—	—	3,424
Convertible notes payable	—	2,605	5,710	5,334	6,885
Series A Convertible/Exchangeable Preferred Stock	—	—	—	—	13,064
Accumulated deficit	(688,883)	(680,054)	(665,199)	(650,124)	(637,174)
Total stockholders’ equity	35,897	38,000	48,312	39,300	19,736

(1)	During the years ended December 31, 2006 and 2005, we recognized $3,000,000 and $250,000, as substantive milestone revenue under our June 2003 collaboration with Genentech and February 2004 Wyeth collaboration, respectively.

(2)	Contra-revenues consist of our share of co-development costs for a basal cell carcinoma product candidate under collaboration with Genentech. We exercised this option during the year ended December 31, 2005 and opted out of co-development on August 31, 2006. We do not expect to incur any additional costs under this co-development arrangement.

(3)	During the year ended December 31, 2002, we recorded an impairment charge of $64,098,000 related to the carrying value of our goodwill. In addition, we realigned our research and development programs and recognized restructuring expenses of $3,490,000 related to workforce reductions, closing of clinical programs and decommissioning of a facility. Also, as a result of the realignment, we recorded impairment charges of property and equipment of $5,337,000 related to the decommissioning of a facility.

(4)	On May 16, 2003, we and affiliates of Elan Corporation, plc entered into a termination agreement to conclude the joint venture that we and Elan had originally formed in July 2001. The joint venture did not generate any revenues or incur any costs beyond 2002 and, accordingly, we did not record any equity in net loss from this joint venture after 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a drug discovery and development company that is seeking to leverage our innovative biological signaling pathway drug technologies to create new medicines primarily in the field of cancer, and also to treat several other medical indications for which there are substantial unmet therapeutic needs. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. In expanding our drug development efforts in the field of cancer, we are building upon our previous experiences in targeting signaling pathways in the areas of cancer, neurological disease, hair growth regulation and cardiovascular disease.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $688,883,000 as of December 31, 2006. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. A key driver to our success will be our ability to successfully advance the preclinical development of our internally developed Targeted Cancer Drug Development programs, to commence and complete clinical trials, both for our internally developed programs and in collaboration with our strategic collaborators and to successfully commercialize products on the basis of these programs.

Our research programs are conducted both internally and through strategic collaborations. Our most advanced program is our Hedgehog antagonist program that is under collaboration with Genentech. Genentech is currently conducting a 50-patient phase I clinical trial to test a systemically administered Hedgehog antagonist in cancers. The primary objectives of the phase I clinical trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities. Early in 2006, we launched our Targeted Cancer Drug Development Platform programs, which are focused upon designing multiple classes of multi-targeted drugs for cancer therapy. In addition to these proprietary cancer programs, we currently have strategic collaborations with Genentech, Procter & Gamble, and Wyeth to develop therapeutics that modulate the signaling of the Hedgehog pathway. We have a second collaboration with Genentech focusing on the discovery and development of small molecule modulators of another cancer signaling pathway. We have licensed our BMP pathway patent portfolio to Ortho Biotech Products, a subsidiary of Johnson & Johnson, for systemic administration in all non-orthopedic and non-dental therapeutic applications. In 2005, Centocor, another subsidiary of Johnson & Johnson, entered into a new agreement with us whereby Centocor is funding a portion of a new Curis BMP small molecule screening program.

Our current strategic collaborations and license agreements generally provide for our research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional payments if specified development objectives, regulatory approval and sales objectives, are achieved. We are also entitled to receive royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic collaboration and license agreements included $18,500,000 in up-front payments, of which we received $11,871,000 in non-refundable license payments and $6,629,000 from the sale of shares of our common stock. In addition, we received $16,630,000 from the funding of our research and development personnel. These collaborations also include approximately $750,000,000 in contingent cash payments that are tied to the achievement of future preclinical and clinical development objectives, regulatory approval and sales objectives.

Going forward, we intend to add clinical development and regulatory capacities in 2007 and beyond and we will seek to advance one or more of our proprietary multi-target cancer programs into early stages of clinical testing. We also plan to continue to seek corporate collaborators for the further development and commercialization of at least one of our multi-target cancer programs from our Targeted Cancer Drug Development Platform. When evaluating potential collaborative opportunities, we plan to seek to retain significant rights and involvement and/or control in at least the early stages of clinical development.

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

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of any clinical trials then being conducted. We believe that our existing capital resources at December 31, 2006, together with the payment of all contractually-defined research funding payments but excluding any cash payments that are contingent upon the achievement of defined development objectives under our collaborations and research programs with Genentech, Wyeth, and Procter & Gamble, assuming these programs continue as planned, should enable us to maintain current and planned operations into the fourth quarter of 2008. Our ability to continue funding our planned operations beyond the fourth quarter of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under Item 1A, “Risk Factors.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including Genentech, Wyeth, Procter & Gamble, and Ortho Biotech Products/ Centocor. Our share of the basal cell carcinoma co-development costs have been be recorded as a reduction to any revenue recognized under our collaborations with Genentech in accordance with EITF 01-9. On August 31, 2006, we ceased our participation in co-development and we do not expect to record any additional contra-revenues. Genentech will be solely responsible for all development costs subsequent to August 31, 2006, and we are entitled to cash payments upon the occurrence of certain development objectives and royalties on product sales, if any should occur.

Research funding remaining for our existing collaborations consists of payments by Wyeth for five researchers through February 9, 2008 and payments by Genentech for twelve researchers, including three outsourced chemists, through March 31, 2007. Accordingly, for the majority of our programs under collaboration, our future revenues are limited to the amortization of previously-paid license fees and to cash payments, if any, that are contingent upon the successful completion of contractually defined development, regulatory, and product sales objectives.

In the future, we will seek to generate revenues from a combination of license fees, research and development funding, milestone payments and royalties resulting from strategic collaborations relating to the development of products that incorporate our intellectual property, and from sales of any products we successfully develop and commercialize, either alone or in collaboration. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our existing and any future strategic collaborations and license arrangements, and the amount and timing of payments that we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel, including, beginning on January 1, 2006, stock-based compensation expense for employee share-based payments. Research and development expenses also include the costs of supplies and reagents, outside service costs including medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We believe that our research and development expenses will neither increase nor decrease significantly in 2007. We expect, however, that a majority of our research and development effort and expense will shift from our work primarily in the Hedgehog pathway and our various discovery programs, to the development of programs under our Targeted Cancer Drug Development Platform. We also expect in future years we will maintain approximately the same number of researchers as we currently employ, but will increase our clinical development and regulatory capacities. In addition, in the near-term we expect to continue contracting between 20-35 medicinal chemists in an effort to rapidly advance our programs under the Targeted Cancer Drug Development Platform.

Except for our systemically administered Hedgehog antagonist program, our programs are in various stages of preclinical drug development. The table below summarizes our primary research and development programs, including the current development status of each program. The terms used in the chart below are as follows:

•	Phase I means that we or a collaborator are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety of the compound being tested;

•

Lead means that from testing in several preclinical model of human disease we have selected a lead candidate for potential future clinical development and that we are seeking to complete the relevant safety, toxicology, and other data required to file an investigational new drug application with the FDA seeking to commence a phase I clinical trial;

•	Preclinical means we are seeking to obtain demonstrations of therapeutic efficacy in preclinical models of human disease; and

•	Discovery means that we are searching for compounds that may be relevant for treating a particular disease area.

Because of the early stages of development of these programs, our ability and that of our collaborators and licensors to successfully complete preclinical and clinical studies of these product candidates, and the timing of completion of such programs, is highly uncertain.

Product Candidate	Primary Indication	Collaborator/Licensee	Status

Hedgehog systemic small molecule or antibody antagonist	Cancer	Genentech	Phase I
Multi-target (A-B) inhibitors	Cancer	Internal Development	Preclinical
Undisclosed pathway	Cancer	Genentech	Discovery
Hedgehog small molecule agonist or protein	Nervous system disorders	Wyeth	Preclinical
Hedgehog small molecule agonist	Hair growth	Procter & Gamble	Preclinical
BMP-7 protein	Kidney disease and other disorders	Ortho Biotech Products/ Centocor	Preclinical
Hedgehog agonist/protein/gene	Cardiovascular disease	Wyeth/ Internal development	Preclinical
BMP-7 small molecule agonists	Kidney disease and other disorders	Centocor	Discovery

Because of the early stages of these programs, the successful development of our product candidates is highly uncertain. There are numerous risks and uncertainties associated with developing drugs, including:

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

A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth below in Part I—Item 1A, “Risk Factors.”

General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. These expenses include stock-based compensation expense for employee share-based payments beginning on January 1, 2006. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Assuming that our stock-based compensation expense does not change materially, we believe that our general and administrative expenses may decline modestly in the short-term.

Strategic Collaborations and License Agreements.    Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. Our current strategic collaborations and key license agreements are with Genentech, Wyeth, Procter & Gamble and Ortho Biotech Products. These strategic license and collaboration agreements included $18,500,000 in up-front payments, including $11,871,000 in non-refundable license payments and $6,629,000 from the sale of shares of our common stock, $16,630,000 from the funding of our research and development personnel and also include approximately $750,000,000 in contingent cash payments that are tied to the achievement of future clinical development objectives, regulatory approval, and sales objectives. Receipt of all of these contingent payments would occur only if all of the collaborations continue for their full terms, multiple products for multiple indications are successfully developed, and all specified research, development, regulatory approval and sales objectives are achieved.

Our collaborations and licenses are summarized as follows:

Genentech Hedgehog antagonist collaboration.    In June 2003, we entered into a collaboration agreement with Genentech that included continued development of our systemically administered Hedgehog antagonist drug candidates for the treatment of cancer. Under the terms of the agreement, we granted Genentech an exclusive, royalty-bearing license, with the right to sublicense, to make, use, sell and import, small molecule and antibody inhibitors of the Hedgehog signaling pathway, for applications in cancer therapy. We have responsibilities to perform certain funded preclinical research activities and, to the extent relevant, co-fund clinical development costs for Collaboration Products. Genentech has primary responsibility for clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing.

Pursuant to the collaboration agreement, Genentech made specified cash payments, including up-front payments of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and a payment of $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration. We have entered into three amendments to the June 2003 collaboration agreement. Pursuant to the amendments, Genentech increased the number of researchers that it would fund and extended its funding obligation through December 2006. As part of these amendments, Genentech provided us with $5,846,000 in incremental research funding over the period from December 2004 to December 2006. The funded research program ended in December 2006. We do not expect to incur any further material research expenses for this program.

In January 2007, Genentech treated the first patient in a phase I clinical trial for the first systemically administered Hedgehog antagonist covered under our collaboration. Genentech paid us a $3,000,000 substantive milestone payment upon filing the investigational new drug application for this trial in the fourth quarter of 2006. Genentech has assumed all future responsibility for the clinical development of the Hedgehog small molecule and antibody antagonists. In the future, we will receive cash payments from Genentech only upon the achievement of certain clinical development objectives as well as royalties on product sales if product clinical evaluations are successful and the resulting products are successfully commercialized.

Genentech Discovery Research Collaboration.    In April 2005, we entered into a collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate an unspecified cell signaling pathway. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the pathway. We have rights for ex vivo cell therapy, except in the areas of oncology and hematopoiesis. We have primary responsibility for research and development activities and Genentech is mainly responsible for clinical development, manufacturing, and commercializing products that may result from the collaboration. Genentech paid us an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain research, development, clinical and drug approval objectives. Genentech has also agreed to pay us royalties on net product sales if product candidates derived from the collaboration are successfully commercialized.

Wyeth Hedgehog Agonist Collaboration.    In January 2004, we entered into a collaboration agreement with Wyeth to continue the development of our Hedgehog agonist drug candidates for the treatment of neurological disorders and other potential indications. Under the terms of the agreement, we granted Wyeth an exclusive, royalty-bearing license, with the right to sublicense, to make, use, sell and import, small molecule and protein agonists of the Hedgehog signaling pathway as systemic treatments for neurological and other disorders, including systemic treatment of cardiovascular disease. We retained development and licensing rights for certain therapeutic applications of the Hedgehog agonist technologies, including topical applications for the treatment of skin diseases and disorders and the promotion of hair growth in humans, local delivery applications for treatment of cardiovascular disease and ex vivo use for the preparation of cells to be used in cell therapy applications. Wyeth has a right of first negotiation to obtain an exclusive license to the local delivery cardiovascular applications. We have responsibilities to perform certain funded preclinical research activities. Wyeth also performs preclinical research and has primary responsibility for clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. Wyeth has agreed to assume all future responsibility for clinical development of the Hedgehog small molecule and protein agonists as systemic treatments for neurological and other disorders. As part of the agreement, we have retained development and licensing options for certain therapeutic applications of Hedgehog agonist technologies, including local delivery applications for treatment of cardiovascular disease. Wyeth has a right of first negotiation to obtain an exclusive license to the local cardiovascular applications of the Hedgehog agonist technology. If Wyeth declines its option, or if we are unable to reach an agreement with Wyeth on terms within the contractually specified period, we are free to seek another collaborator for this program.

Under the terms of the collaboration, Wyeth paid us up-front payments totaling $3,000,000, including a non-refundable license fee payment of $1,362,000 and a payment of $1,638,000 in exchange for 315,524 shares of our common stock. Wyeth was also obligated to provide at least two years of research funding. Wyeth has twice extended its research funding and Wyeth is now obligated, subject to its termination rights, to provide us with research funding until at least February 9, 2008. Through December 31, 2006, Wyeth has provided to us an aggregate of $6,900,000 in research funding. In addition, Wyeth is obligated to make cash payments of up to $170,000,000 to us upon the achievement of certain preclinical and clinical development objectives, assuming at least two products are successfully developed and commercialized. If any Hedgehog agonist technology-based products are successfully commercialized, Wyeth is obligated to pay us royalties on product sales that escalate with increasing sales volume.

Procter & Gamble Hedgehog Agonist Collaboration for Hair Growth and Skin Disorders.    In September 2005, we entered into a collaboration agreement with Procter & Gamble to evaluate and develop potential treatments for hair growth regulation and skin disorders utilizing topically applied Hedgehog agonist compounds. Under the terms of the agreement, we granted to Procter & Gamble an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate our Hedgehog agonist technology. Procter & Gamble is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program, provided however, that at the time that Procter & Gamble determines to file the first investigational new drug application with the FDA for a product candidate, we shall have the option, at our sole discretion, to co-develop a product candidate through phases I and IIb of clinical development.

Procter & Gamble has paid us an up-front license fee of $500,000 and has funded $600,000 for two of our full-time equivalent employees to provide research and development activities during the initial one-year research term. Procter & Gamble has also agreed to make cash payments to us that are contingent upon the successful achievement of certain preclinical development, clinical development and drug approval milestones. In March 2006, we reached the first preclinical development objective under this collaboration for which we received a $1,000,000 cash payment.

Procter & Gamble will also pay us royalties on net product sales if product candidates derived from the collaboration are successfully developed. We will receive a higher royalty in the event that we exercise our co-development option and subsequently share in development expenses through Phase IIb clinical trials, but we would forego contingent cash payments that would otherwise be payable for the achievement of certain development objectives during the co-development time period.

Ortho Biotech Products BMP License.    In November 2002, we entered into an agreement with Ortho Biotech Products pursuant to which Ortho Biotech obtained the exclusive rights to develop and commercialize products based on our BMP-7 technology and assumed control of the continued development of this kidney disease product candidate. Pursuant to the agreement, Ortho Biotech paid us an up-front payment of $3,500,000. Ortho Biotech has assumed all future costs and responsibility for BMP-based product development. We will receive a series of cash payments that are contingent upon the achievement of certain clinical development objectives, as well as royalties on product sales if any BMP-based products are successfully commercialized. In 2005, Johnson & Johnson moved responsibility for the future development of BMP-7 to its Centocor subsidiary. Centocor has sole responsibility for deciding if and when human clinical trials of BMP-7 protein will begin.

Centocor BMP Agonist Small Molecule Screening Program.    In December 2005, we entered into an agreement with Centocor. Under the new agreement, we are screening for small molecule agonists that mimic the bioactivity of the BMP-7 protein and activate the bone morphogenetic pathway for which we received $500,000 in research funding of this program. The term of the agreement is expected to end March 2007. We will own any small molecule BMP agonist compounds that are discovered as part of this screening and Centocor will have an exclusive option to first negotiate a new collaboration and exclusive license agreement for the further development and commercialization of such small molecules.

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

While our significant accounting policies are more fully described in our consolidated financial statements, we believe that the following accounting policies are critical to understanding the judgments and estimates we use in preparing our financial statements:

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

License Fees and Multiple Element Arrangements.

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

Substantive Milestone Payments.

Our collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable.

Reimbursement of Costs.

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.

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

Payments from Curis as a Vendor to a Collaborator as a Customer.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, or applied against future co-development costs, by December 31, 2007. Amounts that we expect will not be recognized prior to December 31, 2007 are classified as long-term deferred revenue. However, this estimate is based on our operating plan as of December 31, 2006 and on our estimated performance periods under the collaboration in which we have recorded deferred revenues. If our operating plan or our estimated performance period should change in the future, we may recognize a different amount of deferred revenue over the twelve-month period from January 1, 2007 through December 31, 2007. As of December 31, 2006, we have short-term and long-term deferred revenue of $1,755,000 and $9,132,000, respectively, related to our collaborations.

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

Stock-based compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (SFAS 123(R)). Prior to the adoption of SFAS 123(R), we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for share-based payments and had elected the disclosure-only alternative under SFAS 123, Accounting for Stock-Based Compensation. Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized in our financial statements. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method.

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

We have recorded employee stock-based compensation expense of $3,820,000 for the year ended December 31, 2006. Employee stock-based compensation expense of $7,000 and $639,000 for years ended December 31, 2005 and 2004, respectively, was recorded applying APB 25. For the options outstanding as of December 31, 2006, we estimate that we will record approximately $2,400,000 to $2,900,000, in stock-based compensation expense under SFAS 123(R) in 2007. We expect that we will issue additional options in 2007 that will increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2007 employee stock awards will depend primarily on the number of stock awards issued to employees in 2007, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock award.

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

Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. The majority of the employee stock option expense recorded in the year ended December 31, 2006 relates to continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123(R), the grant date estimates of fair value associated with prior awards have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon adoption of SFAS 123(R), we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that we ultimately expect will vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and recorded total stock option expense that reflected this estimated forfeiture rate for each of the quarterly periods in 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary to reflect the actual forfeitures for the reporting period. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Short-term receivables.    On October 21, 2004, we amended a note receivable with Micromet, a former collaborator. Under the amended note, Micromet is obligated to pay Curis a total amount of €4,500,000, subject to certain conditions. This note had been fully written down in 2003. We received payments totaling €2,500,000 from Micromet in 2004 and 2005. The remaining €2,000,000 due under the amended note was payable to us upon the achievement by Micromet of certain financing objectives or upon an exit event, as defined in the amended note. We asserted that the conditions precedent to the payment of the remaining €2,000,000 had been achieved through Micromet’s May 2006 merger with CancerVax, a claim that Micromet disputed. As a result, we filed a lawsuit in Germany during the second quarter of 2006.

In September 2006, we agreed to a court-proposed settlement agreement with Micromet to resolve this claim. In accordance with the settlement, Micromet agreed to pay us €1,000,000, due on November 1, 2006, and €1,000,000, due on May 31, 2007. Should Micromet make the second payment on or before April 30, 2007, the second payment would decrease to €800,000. The first payment of €1,000,000, or $1,252,000, was received on October 17, 2006. We expect that Micromet will elect to prepay the second installment of €800,000, which is approximately $1,055,000 using December 31, 2006 currency exchange rates. Accordingly, we have recorded a receivable in our consolidated balance sheet as of December 31, 2006. Future changes in currency exchange rates may increase or decrease the actual amount of U.S. dollars received by us.

Long-lived assets:    Long-lived assets consist of goodwill, equity securities held in privately-held companies and property and equipment. In the ordinary course of our business, we incur substantial costs related to property and equipment. Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results.

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we perform a goodwill impairment test annually. Since January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangibles. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment tests in December 2006, 2005 and 2004, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2006, 2005 and 2004.

If it were determined that the carrying value of our other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure an impairment based on application of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2006, we initiated a realignment of our research programs, focusing on later-stage preclinical drug development programs and de-emphasizing our earlier discovery research programs. During the year ended December 31, 2006, we recognized an impairment charge of $148,000 related to certain of our equipment used in our discovery programs. In addition, we revised our estimates of the depreciable lives on the remaining equipment currently being used in our discovery research programs as a result of two of our discovery programs ending: the sponsored research agreement with the SMA Foundation, which ended in the fourth quarter of 2006, and the April 2005 drug discovery collaboration with Genentech, which will end during the first quarter of 2007. Beginning in the fourth quarter of 2006, equipment with a book value of $199,000 is being depreciated over a period ending in March 2007, and equipment with a book value of $988,000 is being depreciated over a period ending in December 2008, which will result in total depreciation expense on these assets of $512,000 in 2007 and $439,000 in 2008. We will continue to review our estimate of remaining useful lives related to assets currently being used on our remaining discovery programs, which had a net book value of $1,001,000 as of December 31, 2006. Any future changes to the estimated useful lives of our assets could have a material impact on our financial statements.

In September 2006, we were notified that a former privately-held collaborator of ours, Aegera Therapeutics, Inc., in which we own equity securities, was trying to secure additional financing at a value that was significantly less than the current carrying value of Aegera stock we had recorded. We believed that the terms of Aegera’s planned financing adversely affected the carrying value of our equity investment in Aegera. As a result, during the third quarter of the year ended December 31, 2006, we wrote down the carrying value of our investment in Aegera equity securities by $164,000 from $167,000 to $3,000.

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

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2006	2005
Revenues:
Research and development contracts
Genentech	$4,758,000	$5,856,000	(19%)
Wyeth	2,299,000	2,327,000	(1%)
Procter & Gamble	663,000	265,000	150%
Centocor	400,000	27,000	1,381%
Spinal Muscular Atrophy Foundation	1,191,000	1,955,000	(39%)
Other	28,000	63,000	(56%)

Subtotal	9,339,000	10,493,000	(11%)
License fees
Genentech	1,500,000	562,000	167%
Wyeth	306,000	272,000	13%
Procter & Gamble	234,000	24,000	875%
Micromet	2,284,000	1,400,000	63%

Subtotal	4,324,000	2,258,000	91%
Substantive milestones	3,000,000	250,000	1,100%

Gross Revenues	16,663,000	13,001,000	28%

Contra-revenues from co-development with Genentech	(1,728,000)	(6,999,000)	(75%)

Net Revenue	$14,935,000	$6,002,000	149%

Gross revenues increased by $3,662,000 to $16,663,000 for the year ended December 31, 2006 from $13,001,000 for 2005. This increase was primarily as the result of $3,000,000 in substantive milestone revenue that we recorded in 2006 under our Hedgehog antagonist collaboration with Genentech. In 2005, we recorded a total of $250,000 in substantive milestone revenue relating to our Wyeth collaboration. In addition to this $2,750,000 increase in substantive milestone revenue, our license revenues increased by $2,066,000 to $4,324,000 in 2006 from $2,258,000 in 2005. This increase was principally due to changes in revenues under two of our collaborations. First, we entered into a settlement agreement with Micromet during the third quarter of 2006, under which we recorded revenues of $2,284,000. In 2005, we recorded $1,400,000 in license fee revenues from Micromet, resulting in a year-over-year increase in license fee revenues attributable to Micromet of $884,000. In addition, we decreased our estimated performance period under our April 2005 collaboration with Genentech, resulting in an acceleration of license fee revenue of $750,000 in 2006. The remaining increase of $188,000 in Genentech license fee revenue is due to a full year of amortization of the April 2005 license fee during 2006 compared to only eight months during 2005. Offsetting these increases, research and development contract revenues for the year ended December 31, 2006 decreased $1,154,000 to $9,339,000 for 2006 as compared to $10,493,000 for the year ended December 31, 2005. Two of our research funding arrangements concluded during the fourth quarter of 2006, including the research funding for our Hedgehog antagonist program under collaboration with Genentech and our research funding with the Spinal Muscular Atrophy Foundation. In addition, the number of our scientists for whom we received research funding from Genentech under our Hedgehog antagonist program decreased during 2006. We expect that our revenues recognized under our research and development contracts will decline during 2007 as research funding on existing collaborations ends.

Our net revenues increased $8,933,000 to $14,935,000 for 2006 as compared to $6,002,000 for 2005. This increase was primarily due to a decrease in contra-revenues of $5,271,000 for the year ended December 31, 2006, as well as an increase in our gross revenues as discussed above, as compared to 2005. Contra-revenues represent amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma drug candidate through August 31, 2006. Contra-revenues for the year ended December 31, 2005 were significantly higher than the same period in 2006 because our participation in co-development ended on August 31, 2006. We do not expect to incur any additional costs related to this program and Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	Collaborator	For the Year Ended December 31,		Percentage Increase/ (Decrease)
			2006	2005
Hh small molecule and antibody antagonist	Cancer	Genentech	$1,695,000	$3,625,000	(53%)
Multi-target inhibitors	Cancer	Internal	2,124,000	—	100%
Undisclosed signaling pathway	Cancer	Genentech	2,763,000	1,885,000	47%
Hh small molecule agonist	Neurological disorders	Wyeth	2,409,000	2,912,000	(17%)
Hh small molecule agonist	Hair growth	Procter & Gamble	835,000	1,061,000	(21%)
Discovery research	Spinal muscular atrophy	SMA Foundation	1,734,000	2,600,000	(33%)
BMP-7 small molecule agonists	Kidney disease and other	Centocor	963,000	—	100%
Discovery research	Various	Internal	814,000	1,408,000	(42%)
Impairment of equipment	N/A		148,000	—	100%
Stock-based compensation	N/A		1,105,000	214,000	417%

Total research and development expense			$14,590,000	$13,705,000	6%

Our research and development expenses increased by $885,000, or 6%, to $14,590,000 for 2006 from $13,705,000 in 2005. This increase was primarily due to an increase in stock-based compensation expense of $891,000. Our overall spending on research programs remained consistent from period to period due to the reallocation of resources to various programs. In 2006, we increased spending on our Targeted Cancer Drug Development Platform programs as well as on our collaborator-funded discovery research programs with Genentech and Centocor. Also, in 2006, we decreased spending on our Hedgehog antagonist cancer program, our Hedgehog agonist for neurological disorders, and many of our discovery programs.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2006	2005
Personnel	$2,758,000	$3,251,000	(15%)
Occupancy and depreciation	678,000	1,111,000	(39%)
Legal services	1,558,000	1,510,000	3%
Consulting and professional services	1,450,000	1,081,000	34%
Insurance costs	451,000	424,000	6%
Other general and administrative expenses	822,000	706,000	16%
Stock-based compensation	2,657,000	7,000	37,857%

Total general and administrative expenses	$10,374,000	$8,090,000	28%

General and administrative expenses increased by $2,284,000, or 28%, to $10,374,000 for 2006 as compared from $8,090,000 for 2005. The increase was primarily due to an increase in stock-based compensation expense of $2,650,000. In addition, professional and consulting services increased $369,000 related to the legal and accounting fees related to our restatement of our financial statements in the first quarter of 2006 and costs associated with the formation of our Chinese subsidiary. These increases were offset by decreases in personnel and occupancy costs of $493,000 and $433,000, respectively. The decrease in personnel costs primarily relates to executive bonuses incurred in 2005. We also recognized a $500,000 loss in 2005 on an operating lease resulting from the loss of subtenant income.

Other Income (Expense)

For the year ended December 31, 2006, interest income was $1,577,000 as compared to $1,196,000 for the year ended December 31, 2005, an increase of $381,000, or 32%. The increase in interest income resulted from higher interest rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

For the year ended December 31, 2006, other expense was $155,000 as compared to other income $125,000 for the year ended December 31, 2005, a decrease of $280,000, or 224%. During the year ended December 31, 2006, we wrote down the carrying value of our investment in Aegera equity securities, recognizing a charge of $164,000.

For the year ended December 31, 2006, interest expense was $196,000, as compared to $308,000 for the year ended December 31, 2005, a decrease of $112,000, or 36%. The decrease resulted from lower outstanding debt obligations during the year primarily due to the conversion of a note payable to Becton Dickinson in January 2006.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $8,829,000 for the year ended December 31, 2006, as compared to $14,855,000 for the year ended December 31, 2005.

Years Ended December 31, 2005 and 2004

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2005	2004
Revenues:
Research and development contracts
Genentech	$5,856,000	$600,000	876%
Wyeth	2,327,000	2,256,000	3%
Spinal Muscular Atrophy Foundation	1,955,000	551,000	255%
Procter & Gamble	265,000	—	100%
Centocor	27,000	—	100%
Other	63,000	—	100%

Subtotal	10,493,000	3,407,000	208%
License fees
Genentech	562,000	—	100%
Wyeth	272,000	242,000	12%
Procter & Gamble	24,000	—	100%
Micromet	1,400,000	—	100%

Subtotal	2,258,000	242,000	833%
Substantive milestones	250,000	50,000	400%

Gross Revenues	13,001,000	3,699,000	252%

Contra-revenues from co-development with Genentech	(6,999,000)	—	(100%)

Net Revenue	$6,002,000	$3,699,000	62%

Gross revenues increased by $9,302,000 to $13,001,000 for 2005 from $3,699,000 for 2004. The increase was primarily due to increases in gross revenues under our research and development contracts, which increased to $10,493,000 for the year ended December 31, 2005 from $3,407,000 for the year ended December 31, 2004, an increase of $7,086,000. Research and development contract revenues for the year ended December 31, 2005 increased $2,141,000 from three new collaborations entered into during 2005—a second collaboration with Genentech in April 2005, a collaboration with Procter & Gamble in September 2005, and a collaboration with Centocor in December 2005. In addition, research services provided under our June 2003 collaboration with Genentech, as amended, were $4,006,000 for the year ended December 31, 2005 as compared to $600,000 for the year ended December 31, 2004. In addition to increases in our research and development contract revenues, our license fee revenues increased by $2,016,000, to $2,258,000 for the year ended December 31, 2005 as compared to $242,000 for the same period in the prior year. This increase was mainly due to a $1,400,000 payment received from Micromet, a former collaborator.

Our net revenues increased by $2,303,000 to $6,002,000 for 2005 as compared to $3,699,000 in 2004. This increase was primarily due to the $9,302,000 increase in our gross revenues as discussed above, offset in part by an increase in contra-revenues of $6,999,000 for the year ended December 31, 2005.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	Collaborator	For the Year Ended December 31,		Percentage Increase/ (Decrease)
			2005	2004
Hh small molecule and antibody antagonist	Cancer	Genentech	$3,625,000	$4,347,000	(17%)
Undisclosed pathway	Cancer	Genentech	1,885,000	—	100%
Hh small molecule agonist	Nervous system disorders	Wyeth	2,912,000	2,831,000	(3%)
Hh small molecule agonist	Hair growth	Procter & Gamble	1,061,000	835,000	27%
Discovery research	Spinal muscular atrophy	SMA Foundation	2,600,000	602,000	332%
Discovery research	Various	Internal	1,408,000	2,872,000	(51%)
Stock-based compensation	N/A		214,000	1,175,000	(82%)

Total research and development expense			$13,705,000	$12,662,000	8%

Our research and development expenses increased by $1,043,000, or 8%, to $13,705,000 for the year ended December 31, 2005 from $12,662,000 in 2004. The increase was primarily due to increased spending of $2,419,000 on our discovery research programs, including our internal programs, our Spinal Muscular Atrophy program and the April 2005 discovery program under collaboration with Genentech. These increases were offset by decreased spending of $722,000 on the June 2003 research program, as amended, under collaboration with Genentech. In addition, stock-based compensation expense decreased $961,000 during the year ended December 31, 2005 as compared to the prior year. The decrease in stock-based compensation was primarily attributable to a decrease of compensation expense recorded on options to purchase common stock that were issued to employees below fair market value on August 18, 2000. As of August 18, 2004, all of these options became fully vested; therefore, no related additional expense was recognized beyond August 2004. The decrease in stock-based compensation was also attributable to options issued to non-employees that are marked-to-market. As our stock price fluctuates, the liability and related expense either increases or decreases. Because our stock price declined, we recorded less stock-based compensation expense related to these options.

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

Our general and administrative expenses increased by $333,000, or 4%, to $8,090,000 for the year ended December 31, 2005 from $7,757,000 in 2005. The increase was primarily due to an increase in personnel costs of $292,000 and occupancy costs of $470,000, offset by decreases in legal, professional and consulting services of

$581,000. Occupancy costs for the year ended December 31, 2005 include the recognition of a $500,000 charge resulting from the expected decrease in estimated subtenant income under an operating lease for the remainder of our lease term. The decrease in legal, professional and consulting services principally resulted from costs associated with various technology acquisition evaluations and expenses associated with financing-related activities during the first half of 2004. Stock-based compensation expense also decreased $190,000 during the year ended December 31, 2005 as compared to the prior year period. The decrease in stock-based compensation was primarily attributable to a decrease in compensation expense recorded on options to purchase common stock that were issued to employees below fair market value on August 18, 2000. As of August 18, 2004, all of these options became fully vested; therefore, no related additional expense was recognized beyond August 2004. In addition, we received $558,000 from the settlement of notes receivable from former officers of a predecessor company that had a carrying value of $110,000, resulting in a net gain of $448,000 for the year ended December 31, 2004.

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

Liquidity and Capital Resources

We have financed our operations primarily through license fees and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At December 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $36,656,000, excluding restricted long-term investments of $202,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees, and legal fees. In addition, during 2005 and through August 31, 2006, we incurred significant costs to fund our equal share of co-development expenses for a basal cell carcinoma product candidate, which was under development with Genentech. Our co-development participation ended on August 31, 2006 and Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. During the year ended December 31, 2006, we recorded $1,728,000 in contra-revenues in our consolidated statement of operations in connection with these co-development costs.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. In general, our only source of cash flows from operations for the foreseeable future will be up-front license payments from new collaborations, payments for the achievement of milestones if any are met and funded research and development that we may receive under collaboration agreements. Except for five researchers that are funded by Wyeth through February 9, 2008 and twelve researchers, including three outsourced chemists, that are funded by Genentech through March 31, 2007, substantially all of our research staff is working on developing drug candidates from our Targeted Cancer Drug Development Platform. For the majority of our programs under existing collaborations, therefore, our future revenues are limited to the amortization of license fees and to revenues recognized for cash payments that are contingent upon the successful completion of contractually defined development, regulatory, and, in one case, product sales objectives. The timing of or entrance into any new collaboration agreements and any payments under existing collaboration agreements cannot be easily predicted and may vary significantly from quarter to quarter. We are not currently in any advanced negotiations with new or existing collaborators.

Net cash used in operating activities was $5,980,000 for the year ended December 31, 2006 as compared to $8,139,000 for the year ended December 31, 2005. Cash used in operating activities during the years ended December 31, 2006 was primarily the result of our net loss for the period of $8,829,000, partially offset by non-cash charges including stock-based compensation of $3,762,000 and depreciation of $1,408,000. In addition, changes in certain operating assets and liabilities offset these increases in operating cash during year ended December 31, 2006. Specifically, our accounts payable and accrued liabilities decreased $1,603,000 primarily as a result of the cessation on August 31, 2006 of our co-development arrangement with Genentech and our deferred revenue decreased $1,107,000 as a result of license fee amortization under our various collaborations.

Cash used in operating activities during the year ended December 31, 2005 was primarily the result of our net loss for the period of $14,855,000, partially offset by non-cash charges of $1,937,000 including depreciation, stock-based compensation, and non-cash interest expense. In addition, increases in operating cash resulted from changes in certain current assets and liabilities during the year ended December 31, 2005, including an increase in deferred revenue of $2,818,000 related to the receipt of license fees from our collaborators. We received a $3,000,000 license fee under our April 2005 collaboration agreement, and a $500,000 license fee under our collaboration agreement with Procter & Gamble. In addition, we received $1,500,000 under a previously written-off note receivable from a former collaborator.

We expect to continue to use cash in operations as we continue to research and develop certain of our existing product candidates and advance our Targeted Cancer Drug Development Platform programs through preclinical development and, we expect, into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and specified other objectives. We also expect that the increase in cash used will be partially offset by anticipated payments made under our collaborations with Genentech through March 31, 2007 and Wyeth through February 9, 2008, assuming these collaborations continue in accordance with their terms.

Investing activities generated cash of $3,420,000 for the year ended December 31, 2006 as compared to $4,709,000 for the year ended December 31, 2005. Cash provided by investing activities resulted from $4,120,000 in net investment sales offset by $694,000 in fixed asset purchases for the year ended December 31, 2006. Cash generated in investing activities resulted principally from $7,583,000 in net investment sales offset by $2,871,000 in fixed asset purchases for the year ended December 31, 2005.

Financing activities used $921,000 of cash for the year ended December 31, 2006, resulting from debt repayments of $1,233,000 on our notes with the Boston Private Bank & Trust Company offset by proceeds of $312,000 received upon stock option exercises and purchases under our employee stock purchase plan. Financing activities provided $3,060,000 for the year ended December 31, 2005, resulting from proceeds of $2,585,000 from the issuance of debt for the purchase of fixed assets and proceeds of $975,000 received upon stock option exercises. These increases were offset by $500,000 in repayments of obligations under a note payable.

On March 23, 2005, we converted $2,250,000 financed under an amended loan agreement with the Boston Private Bank & Trust Company, into a 36-month term note that bears interest at a fixed rate of 7.36% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $62,500 plus any accrued interest beginning on May 1, 2005 extending through the 36-month term. This loan is collateralized by all of our property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. On December 9, 2005, we converted $1,450,000 financed under a separate loan agreement with the Boston Private Bank & Trust Company, into a 36-month term note that bears interest at a fixed rate of 7.95% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $40,278 plus any accrued interest beginning on January 1, 2006 extending through the 36-month term. This loan is collateralized by any equipment and leasehold improvements financed thereunder. As of December 31, 2006, we were in compliance with the sole covenant under each of the agreements. The covenant requires us to maintain a minimum working capital ratio. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

Contractual Obligations

In addition to our loan agreement with Boston Private Bank & Trust Company, we also have contractual obligations including an operating lease related to our facilities, research services agreements, consulting agreements, and license agreements. The following table summarizes our contractual obligations due by the period indicated at December 31, 2006:

	(amounts in 000’s)
	Total	Less than One Year	One to Three Years	More than Three Years
Debt obligations under note payable, including interest	2,100	1,342	758	—
Operating lease obligations	3,949	1,105	2,844	—
Outside service obligations(1)	1,083	1,083	—	—
Licensing obligations(2)	228	225	3	—

Total future obligations	$7,360	$3,755	$3,605	$—

(1)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(2)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

We anticipate that existing capital resources at December 31, 2006, together with the payment of all contractually-defined research funding payments but excluding any cash payments that are contingent upon the achievement of defined development objectives under our collaborations and research programs with Genentech and Wyeth, assuming these contracts are not earlier terminated, should enable us to maintain current and planned operations into the fourth quarter of 2008. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond the fourth quarter of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through entering into additional corporate collaborations, equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2006.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not effect our consolidated financial position for the year ended December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, corporate debt and government securities with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, because of the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would materially impair the principal amount of our investments. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

As of December 31, 2006, we held EURO- and Chinese Yuan Renminbi-denominated assets on our balance sheet of $1,055,000 and $140,000, respectively. The underlying assets are expected to have a holding period of one year or less. The value of these assets could fluctuate based on changes in the exchange rate between the dollar and EURO and the dollar and Chinese Yuan Renminbi. We have not entered into any hedging agreements relating to this risk. We do not believe that a 10% change in foreign currency exchange rates would have a material impact on the fair value of these assets or our net income/loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.:

We have completed integrated audits of Curis, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1), present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 2, 2007

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$18,829,332	$22,310,298
Marketable securities	17,826,675	21,899,024
Accounts receivable	1,315,412	1,002,511
Prepaid expenses and other current assets	541,182	680,320

Total current assets	38,512,601	45,892,153

Property and equipment, net	4,393,604	5,347,639
Long-term investment—restricted	201,844	195,998
Goodwill	8,982,000	8,982,000
Other intangible assets, net	—	27,050
Deposits and other assets, net	178,204	469,413

	$52,268,253	$60,914,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$1,246,289	$1,260,045
Convertible notes payable	—	2,605,280
Accounts payable	1,461,195	1,361,752
Accrued liabilities	1,529,337	2,897,042
Deferred revenue, current portion	1,755,160	1,756,959

Total current liabilities	5,991,981	9,881,078
Debt obligations, net of current portion	733,333	1,966,667
Deferred revenue, net of current portion	9,131,673	10,236,725
Other long-term liabilities	514,127	830,204

Total liabilities	16,371,114	22,914,674

Commitments (Notes 8 and 9)
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 50,381,561 and 49,333,854 shares issued and outstanding, respectively, at December 31, 2006 and 49,374,345 and 48,326,638 shares issued and outstanding, respectively, at December 31, 2005	503,816	493,743
Additional paid-in capital	725,271,688	718,732,982
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(111,390)	(242,297)
Accumulated deficit	(688,883,495)	(680,054,173)
Accumulated other comprehensive income (expense)	7,794	(39,402)

Total stockholders’ equity	35,897,139	37,999,579

	$52,268,253	$60,914,253

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2006	2005	2004
Revenues:
Research and development contracts	$9,339,191	$10,493,077	$3,406,612
License fees	4,324,173	2,258,677	242,467
Substantive milestones	3,000,000	250,000	50,000

Gross revenues	16,663,364	13,001,754	3,699,079
Contra-revenues from co-development with Genentech	(1,727,727)	(6,999,308)	—

Net revenues	14,935,637	6,002,446	3,699,079

Costs and Expenses:
Research and development	14,589,647	13,705,074	12,661,870
General and administrative	10,373,883	8,089,738	7,757,052
Amortization related to intangible assets	27,050	75,072	75,071

Total costs and expenses	24,990,580	21,869,884	20,493,993

Loss from operations	(10,054,943)	(15,867,438)	(16,794,914)

Other Income (Expense):
Interest income	1,576,949	1,195,727	539,853
Other income (expense)	(155,124)	124,958	1,591,681
Interest expense	(196,204)	(308,419)	(411,136)

Total other income	1,225,621	1,012,266	1,720,398

Net loss applicable to common stockholders	$(8,829,322)	$(14,855,172)	$(15,074,516)

Net Loss per Common Share (Basic and Diluted)	$(0.18)	$(0.31)	$(0.35)

Weighted Average Common Shares (Basic and Diluted)	49,066,680	48,074,181	42,685,594

Net Loss	$(8,829,322)	$(14,855,172)	$(15,074,516)
Unrealized Gain (Loss) on Marketable Securities	47,196	41,242	(74,395)

Comprehensive loss	$(8,782,126)	$(14,813,930)	$(15,148,911)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	41,608,698	416,088	690,980,382	(110,368)	(891,274)	(963,931)	(650,124,485)	(6,249)	39,300,163
Issuance of common stock and warrants, net of issuance costs of $1,262,000	5,476,559	54,766	18,782,026	—	—	—	—	—	18,836,792
Issuance of common stock to collaborator	315,524	3,155	1,634,845	—	—	—	—	—	1,638,000
Issuance of stock options to non-employees for services	—	—	18,000	—	—	—	—	—	18,000
Other issuances of common stock	1,164,339	11,643	2,191,903	—	—	—	—	—	2,203,546
Mark-to-market on stock options to non-employees	—	—	1,265,659	—	—	(1,265,659)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,354,045	—	—	1,354,045
Reversal of deferred compensation related to forfeited options	—	—	(41,388)	—	—	41,388	—	—	—
Settlement of officer note receivable	—	—	—	110,368	—	—	—	—	110,368
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(74,395)	(74,395)
Net loss	—	—	—	—	—	—	(15,074,516)	—	(15,074,516)

Balance, December 31, 2004	48,565,120	485,652	714,831,427	—	(891,274)	(834,157)	(665,199,001)	(80,644)	48,312,003
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 8)	330,552	3,305	3,302,218	—	—	—	—	—	3,305,523
Other issuances of common stock	478,673	4,786	969,995	—	—	—	—	—	974,781
Mark-to-market on stock options to non-employees	—	—	(370,658)	—	—	370,658	—	—	—
Amortization of deferred compensation	—	—	—	—	—	221,202	—	—	221,202
Unrealized gain on marketable securities	—	—	—	—	—	—	—	41,242	41,242
Net loss	—	—	—	—	—	—	(14,855,172)	—	(14,855,172)

Balance, December 31, 2005	49,374,345	493,743	718,732,982	—	(891,274)	(242,297)	(680,054,173)	(39,402)	37,999,579
Issuance of common stock in connection with conversion of note payable to Becton Dickinson (Note 8)	669,656	6,697	2,598,583	—	—	—	—	—	2,605,280
Other issuances of common stock	337,560	3,376	309,015	—	—	—	—	—	312,391
Issuance of stock options to non-employees for services	—	—	61,320	—	—	—	—	—	61,320
Recognition of employee stock-based compensation under FAS 123R	—	—	3,814,516	—	—	—	—	—	3,814,516
Mark-to-market on stock options to non-employees	—	—	(244,728)	—	—	244,728	—	—	—
Amortization of deferred compensation	—	—	—	—	—	(113,821)	—	—	(113,821)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	47,196	47,196
Net loss	—	—	—	—	—	—	(8,829,322)	—	(8,829,322)

Balance, December 31, 2006	50,381,561	$503,816	$725,271,688	$—	$(891,274)	$(111,390)	$(688,883,495)	$7,794	$35,897,139

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(8,829,322)	$(14,855,172)	$(15,074,516)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	1,407,620	939,619	1,000,740
Stock-based compensation expense	3,762,015	221,202	1,372,045
Reserve on loss of subtenant income	98,000	500,000	—
Amortization of intangible assets	27,050	75,072	75,071
Noncash interest expense on notes payable	—	200,796	387,869
Gain on recovery of officer notes receivable	—	—	(448,074)
Loss on property and equipment	147,531	—	—
Impairment of investment	164,020	—	300,000
Unrealized foreign currency exchange gain	(40,280)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(272,621)	223,949	(1,041,487)
Prepaid expenses and other assets	266,327	141,298	285,869
Accounts payable and accrued and other liabilities	(1,603,100)	1,596,034	8,321
Deferred contract revenue	(1,106,851)	2,817,910	5,666,774

Total adjustments	2,849,711	6,715,880	7,607,128

Net cash used in operating activities	(5,979,611)	(8,139,292)	(7,467,388)

Cash Flows from Investing Activities:
Purchase of marketable securities	(47,076,284)	(36,184,927)	(34,341,678)
Sale of marketable securities	51,195,829	41,161,182	14,844,444
Increase in restricted cash/restricted long-term investments	(5,846)	(2,832)	—
Purchase of long-term investments	—	—	(7,823,521)
Sale of long-term investments	—	2,606,681	7,606,582
Expenditures for property and equipment	(694,111)	(2,870,637)	(1,916,657)

Net cash provided by (used in) investing activities	3,419,588	4,709,467	(21,630,830)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	18,836,792
Proceeds from other issuances of common stock	312,391	974,781	3,841,545
Proceeds from officers’ notes receivable	—	—	558,442
Proceeds from issuance of debt	—	2,585,418	1,138,871
Repayments of notes payable and capital leases	(1,233,334)	(500,000)	(332,056)

Net cash provided by (used in) financing activities	(920,943)	3,060,199	24,043,594

Net Decrease in Cash and Cash Equivalents	(3,480,966)	(369,626)	(5,054,624)
Cash and Cash Equivalents, beginning of period	22,310,298	22,679,924	27,734,548

Cash and Cash Equivalents, end of period	$18,829,332	$22,310,298	$22,679,924

Supplemental cash flow data
Cash paid during the year for:
Interest	$209,086	$144,083	$30,690

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock in connection with conversion of note payable to Elan Pharma International, Limited (Note 5(b))	$—	$3,305,523	$—

Issuance of common stock in connection with conversion of note payable to Becton Dickinson (Note 8)	$2,605,280	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is seeking to leverage its innovative biological signaling pathway drug technologies to create new medicines primarily to treat cancer, and also to treat several other medical indications for which there are substantial unmet therapeutic needs. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. In expanding its drug development efforts in the field of cancer, the Company is building upon its previous experiences in targeting signaling pathways in the areas of cancer, neurological disease, hair growth regulation and cardiovascular disease.

The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements, its ability to grow its business and its ability to obtain adequate financing to fund its current and planned operations.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	USE OF ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements, the collectibility of receivables, the carrying value of property and equipment and intangible assets and the value of certain investments and liabilities. Actual results may differ from such estimates.

(b)	CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Securities Corporation, Inc., Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai, and Curis Newco, Ltd. Intercompany balances have been eliminated in consolidation. Curis Newco was dissolved on November 5, 2004 and is no longer a subsidiary of the Company as of December 31, 2004.

(c)	REVENUE RECOGNITION

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

License Fees and Multiple Element Arrangements.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

Substantive Milestone Payments.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable.

Reimbursement of Costs.

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Royalty Revenue.

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

Payments by Curis as a Vendor to a Collaborator as a Customer.

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

Deferred Revenue.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2007 are classified as long-term deferred revenue. As of December 31, 2006, the Company has short- and long-term deferred revenue of $1,755,000 and $9,132,000, respectively, related to its collaborations (see Note 4).

Grant Revenue.

The Company received a grant award during 2004 from the Spinal Muscular Atrophy Foundation, which terminated November 2006. Revenue under this grant was recognized as the services were provided and when payment was reasonably assured under the terms of the grant.

Summary.

During the years ended December 31, 2006, 2005 and 2004, total gross revenues from major customers as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2006	2005	2004
Genentech	56%	49%	16%
Wyeth Pharmaceuticals	16%	22%	68%
Spinal Muscular Atrophy Foundation	7%	15%	15%
Procter & Gamble	5%	2%	—%
Micromet AG	14%	11%	—%
Centocor	2%	—%	—%

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(d)	RESEARCH AND DEVELOPMENT

Research and development costs, including internal and external costs, are charged to operations as incurred. Certain research and development projects are, or have been, partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs. Research and development costs include personnel costs, lab supplies, outside services including medicinal chemistry, consulting agreements, allocations of facility costs and fringe benefits, and other costs.

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

The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2006, with maturity dates ranging between one and 12 months and with a weighted average maturity of 2.9 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds and notes	$17,820,000	$7,000	$17,827,000

Total marketable securities	$17,820,000	$7,000	$17,827,000

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

The restricted long-term investment is comprised of a certificate of deposit pledged as collateral in connection with a facility lease agreement. The restriction expires on December 31, 2010 unless the Company elects to extend its lease. The Company had no other long-term investments as of December 31, 2006 or 2005.

(f)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities, short-term accounts receivable, common stock in privately-held companies, accounts payable and debt obligations. The estimated fair values of the Company’s financial instruments have

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

been determined by the Company using available market information and appropriate valuation methodologies. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities.

Cash and cash equivalents, short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

The fair values of marketable securities and short-term investments are based on current quoted market values. Equity investments in privately-held companies are reflected in the accompanying consolidated financial statements at cost, as adjusted for impairment. On a quarterly basis, the Company reevaluates the book valuation of its investments in privately-held companies to determine if its carrying value should be changed.

As part of a January 2001 license and collaboration with Aegera Therapeutics, Inc., a privately-held company, the Company also purchased equity securities in Aegera. As of December 31, 2005, the Company valued this investment at $167,000. In September 2006, the Company was notified of Aegera’s need to secure additional financing at a value that was significantly less than the current carrying value of Aegera stock recorded at the Company’s consolidated balance sheet. The Company believed that the terms of Aegera’s planned financing adversely affected the Company’s carrying value of its equity investment in Aegera. As a result, during the third quarter of the year ended December 31, 2006, the Company wrote down the carrying value of its investment in Aegera equity securities by $164,000 from $167,000 to $3,000.

As of December 31, 2006 and 2005, the value of the Company’s investments in privately-held companies was $153,000 and $417,000, respectively. These amounts are included in “Deposits and other assets” in the accompanying Consolidated Balance Sheets.

(g)	PROPERTY AND EQUIPMENT

Purchased equipment is recorded at cost. Leased equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment, computers and software	3-5 years
Leasehold improvements	Lesser of life of the lease or the life of the asset
Office furniture and equipment	5 years

(h)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of long-term investments in corporate debt securities, property and equipment, equity investments in certain of the Company’s former privately-held collaborators, and long-term deposits. The aggregate balances for these long-lived assets were $4,774,000 and $6,040,000 as of December 31, 2006 and 2005, respectively. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires companies to (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company performs an impairment assessment whenever events or changes in circumstances indicate that its long-lived assets may be impaired (see Note 2(f) and Note 6). During the year ended December 31, 2006, the Company recognized an impairment charge of $148,000 related to certain equipment with no current or planned future use. This equipment was previously used in certain of the Company’s discovery programs.

(i)	GOODWILL

As of December 31, 2006 and 2005, the Company had recorded goodwill of $8,982,000. Effective January 1, 2002, the Company applied the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. During each of December 2006, 2005 and 2004, the Company completed its annual goodwill impairment tests and determined that as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2006, 2005 or 2004.

(j)	TREASURY STOCK

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. Such purchases can be made from time to time, at the discretion of certain members of the Company’s management. The Company accounts for its common stock repurchases as treasury stock under the cost method. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $891,000 pursuant to this repurchase program. The Company has not purchased any shares since 2002.

(k)	BASIC AND DILUTED LOSS PER COMMON SHARE

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Securities consisting of stock options, warrants, shares issuable under the Company’s 2000 Employee Stock Purchase Plan and convertible debt outstanding throughout 2005 were excluded from diluted net loss per common share as they were antidilutive under the “if converted” method. Antidilutive securities were 9,561,899, 11,743,926, and 11,459,207 as of December 31, 2006, 2005 and 2004, respectively.

(l)	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R)

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant and only certain pro forma disclosures were required.

The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

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

2000 Stock Incentive Plan

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Stock Incentive Plan (the 2000 Plan), which permits the grant of incentive and non-qualified options to purchase the Company’s common stock as well as the issuance of restricted shares of common stock. Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Plan is automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year. As of December 31, 2006, the number of shares of common stock reserved for issuance under the 2000 Plan is 16,000,000 and 3,943,636 shares are available for grant under the 2000 Plan.

The 2000 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Awards of stock may be made to consultants, directors, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. Awards issued under the 2000 Plan have generally consisted of stock options that typically vest over a four-year period and that are issued with exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

On May 31, 2006, the Company granted stock options to its employees to purchase 540,000 shares of its common stock, which vest over one to two years. On June 1, 2006, the Company also granted

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

On May 31, 2006, the Board of Directors granted to the Chief Executive Officer a restricted stock award under the 2000 Plan for 10,000 shares of common stock at a purchase price of $0.01 per share. The restricted common stock is subject to a right of repurchase by the Company, which lapses after one-year. The Company does not intend to exercise its repurchase right to these shares. The closing price of the common stock on May 31, 2006 was $1.57 per share, which is also the weighted average grant date fair value of the restricted stock. The only substantive restriction on the award relates to a one-year service condition. Accordingly, the Company will recognize $16,000 in compensation expense over a one-year period, assuming a 0% forfeiture rate. For the year ended December 31, 2006, the Company recognized $9,000 related to this award.

On June 1, 2006, the Company’s non-employee directors were granted a total of 60,000 shares of common stock under the 2000 Plan at par value, or $0.01 per share. The market value of the common stock on June 1, 2006 was $1.67 per share. There were no restrictions or vesting requirements related to these awards. Accordingly, the Company recognized the $100,000 fair market value of these awards as compensation expense during the second quarter of 2006. On August 13, 2006, the Company also granted an additional option to purchase 10,000 shares of its common stock to one of its non-employee directors, which was granted at the closing price on the date of grant, was fully vested on the grant date and was expensed during the third quarter of 2006.

2000 Director Stock Option Plan

In March 2000, the Board of Directors adopted and, in June 2000, the shareholders approved the 2000 Director Stock Option Plan (the 2000 Director Plan). The 2000 Director Plan provides for the grant of non-qualified options to non-employee directors as follows: (i) upon his or her initial election, each non-employee director receives an option to purchase 25,000 shares of the Company’s common stock that vests over a four-year period and that is issued with an exercise price that is equal to the closing price of the Company’s common stock on the grant date; and (ii) each director receives an annual grant of a stock option to purchase 5,000 shares of the Company’s common stock that vests and becomes exercisable upon the grant date and that is issued with an exercise price that is equal to the closing price of the Company’s common stock on the grant date.

On June 1, 2006, the Company’s non-employee directors received an annual grant of options to purchase a total of 35,000 shares of common stock. As of December 31, 2006, the number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000 and there are 105,000 shares available for grant.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan (the ESPP). The Company has reserved 1,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. During the year ended December 31, 2006, 155,409 shares were issued under the ESPP and there are 576,648 shares available for future purchase under the ESPP.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

A summary of stock option activity under the 2000 Plan and the 2000 Director Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2003 (4,186,437 exercisable at weighted average price of $5.37 per share)	9,117,249	$4.01
Granted	1,362,600	4.54
Exercised	(1,091,227)	1.76
Cancelled	(392,457)	3.46

Outstanding, December 31, 2004 (5,018,605 exercisable at weighted average price of $5.45 per share)	8,996,165	4.39

Granted	1,153,000	3.99
Exercised	(416,443)	1.88
Cancelled	(391,953)	6.82

Outstanding, December 31, 2005 (6,071,189 exercisable at weighted average price of $4.90 per share)	9,340,769	4.35

Granted—employees	2,028,500	1.99
Granted—non-employees	467,500	1.45
Exercised	(112,151)	1.15
Cancelled	(2,625,650)	5.00

Outstanding, December 31, 2006 (5,949,585 exercisable at weighted average price of $4.11 per share)	9,098,968	$3.53

The table below summarizes options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.29	583,395	6.35	$1.07	504,895	$1.04
1.50 - 1.95	2,824,533	7.87	1.56	950,656	1.55
2.11 - 3.95	2,809,309	5.62	2.96	2,537,867	3.00
3.96 - 5.89	2,255,171	7.39	4.41	1,329,607	4.55
6.91 - 17.94	577,997	3.55	12.92	577,997	12.92
20.00 - 31.15	48,563	1.31	27.02	48,563	27.02

	9,098,968	6.65	$3.53	5,949,585	$4.11

The aggregate intrinsic value of options outstanding at December 31, 2006 was $114,000, of which all related to exercisable options. The weighted average grant-date fair values of stock options granted during the years ended December 31, 2006, 2005 and 2004 were $1.62, $2.89 and $3.37, respectively. As of December 31, 2006, there was approximately $4,815,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 3.34 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2006, 2005 and 2004, were $45,000, $949,000 and $3,701,000, respectively. The total fair value of vested stock options for the years ended December 31, 2006, 2005 and 2004 were $114,000, $4,814,000 and $7,212,000, respectively.

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with a market performance condition, the Company uses a lattice-based option valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee option grants.

	Year Ended December 31,
	2006	2005	2004
Expected term (years)—Employees	5.5-6.25	5.0	5.0
Expected term (years)—Directors	5.0	5.0	5.0
Risk-free interest rate	4.5-5.2%	3.8%	3.7%
Expected volatility	95-102%	95%	95%
Expected dividend yield	—	—	—

For the year ended December 31, 2006, the expected terms of the options granted were calculated using the “simplified approach,” as outlined in Staff Accounting Bulletin (SAB) No. 107, Share-Based Payments. Using this approach, for grants issued during the year ended December 31, 2006, the Company assigned an expected term of 6.25 years for grants with four-year graded vesting and 5.5 years for grants with one- and two-year vesting. For the years ended December 31, 2005 and 2004, the expected term of the options granted was calculated using an estimate of the expected term as calculated under SFAS 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For the year ended December 31, 2006, expected volatility is based on the annualized daily historical volatility of the Company’s stock price through the end of the reporting period for a time period consistent with the expected term of a grant. Management believes that the historical volatility of the Company’s stock price best represents the volatility of the stock price. For the years ended December 31, 2005 and 2004, the expected volatility of the options granted was calculated using an estimate of historical volatility as calculated under SFAS 123. The Company does not anticipate declaring dividends in the foreseeable future.

The stock price volatility and expected terms utilized in the calculation involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management calculated an estimated annual pre-vesting forfeiture rate that is derived from historical employee termination behavior since the inception of the Company, as adjusted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company does not have a policy to repurchase shares of its common stock upon employee stock option exercises. Further, no such repurchases have been made.

Under SFAS 123(R), the lattice-based model was used to value a limited number of stock options issued in June 2002 that remained unvested as of January 1, 2006, and that contain a market condition. These awards accounted for $70,000 of the employee stock-based compensation expense recorded by the Company for the year ended December 31, 2006. The lattice model utilizes assumptions including a 7-year expected life, 2.10% risk-free rate, 116% volatility, and a 0% dividend rate.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company recorded a total of $80,000 in compensation expense for the year ended December 31, 2006, related to the ESPP. The Company calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

December 31, 2006
Expected term	6 months
Risk-free interest rate	4.6-5.3%
Volatility	70-85%
Dividends	None

Stock-based compensation for employees for the year ended December 31, 2006 of $3,820,000 was calculated using the above valuation models and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized (see Note 12). Based on basic and diluted weighted average shares outstanding of 49,066,680 for the year ended December 31, 2006, the effect on the Company’s net loss per share of stock-based compensation expense recorded under SFAS 123(R) was approximately $0.08 per share.

The following table shows the pro forma effect on the Company’s net income and net income per share for the years ended December 31, 2005 and 2004, had compensation expense been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Year Ended December 31,
	2005	2004
Net loss applicable to common stockholders as reported	$(14,855,000)	$(15,075,000)
Add back: employee stock-based compensation included in net loss, as reported	7,000	639,000
Less: employee stock-based compensation expense determined under fair value based methods for all awards	(4,814,000)	(7,212,000)

Pro forma net loss	$(19,662,000)	$(21,648,000)

Net loss per common share (basic and diluted)—
As reported	$(0.31)	$(0.35)
Pro forma	(0.41)	(0.51)

In connection with stock options granted to employees and non-employees during the year ended December 31, 2000, the Company recorded deferred compensation of approximately $17,330,000, which represents the aggregate difference between the option exercise price and the fair market value of the common stock on the grant date. The deferred compensation was being recognized as an expense on a straight-line basis over the vesting period, generally four years, of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18. The options granted to non-employees were valued based upon the fair value of the options granted. These options became fully vested during the year ended December 31, 2004 and, therefore, no compensation expense was recorded for the years ended December 31, 2005 and 2006 related to these options. The Company recorded compensation expense of $599,000 related to these options for the years ended December 31, 2004, of which all related to employee options.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Non-Employee Grants

During the year ended December 31, 2006, the Company granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 9 months to 4 years. In addition, certain non-employee options vest only upon the achievement of performance objectives. Should the Company terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market liabilities, which means that as the Company’s stock price fluctuates, the liability and related expense either increases or decreases. The Company reversed expense of $58,000 related to non-employee stock options for the year ended December 31, 2006 as a result of a decline in the Company’s stock price throughout 2006. The Company recognized expense of $214,000 and $773,000 related to non-employee stock options for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006, the Company had recorded $111,000 in deferred compensation related to unvested non-employee options.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year ended December 31,
	2006	2005	2004
Research and development expenses	$1,105,000	$214,000	$1,175,000
General and administrative expenses	2,657,000	7,000	197,000

Total stock-based compensation expense	$3,762,000	$221,000	$1,372,000

(m)	OPERATING LEASES

The Company has two facilities that are located at 45 and 61 Moulton Street in Cambridge, Massachusetts under noncancellable operating lease agreements for office and laboratory space. The rent payments for the 61 Moulton Street location are fixed over the lease term. The rent payments for the 45 Moulton Street facility escalate over the lease term. The Company expenses its obligations under these lease agreements on a straight-line basis over the term of each lease (see Note 9).

The Company subleased a portion of its facility at 61 Moulton Street for which it received sublease income through July 2006. The term of the sublease extends through the Company’s original lease term of April 2007, and the Company recorded sublease income as a reduction to its rent expense when the payments were received. In July 2005, the subtenant notified the Company that it expected that it would no longer be able to meet its obligations under the sublease. In August 2006, the subtenant defaulted on the sublease and vacated the property. The subtenant is attempting to sell its assets and is currently in discussions with various third parties. The Company currently cannot reasonably estimate the likelihood that the subtenant can successfully sell its assets, or if successful, whether the proceeds generated by the sale of the subtenant’s assets would be sufficient to enable the subtenant to satisfy its obligations under the sublease.

The Company did not expect to utilize the space, when vacated by the tenant, for its current or future operations. In addition, the Company believed that its costs under the lease would exceed any future sublease income for the duration of the lease. Based on these factors and the expected decline in sublease income, the Company recorded a charge of $500,000 in the “General and administrative expense” line item of its Consolidated Statement of Operations during the second quarter of 2005.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

During the year ended December 31, 2006 and as a result of the default by the subtenant on August 1, 2006, the Company increased its reserve by $98,000 and charged $353,000 against the reserve, which represents the rent obligations, other related facility expenses incurred by the Company and the net book value of the leasehold improvements of $93,000 related to the leased space, which are no longer in use. Accordingly, the remaining $245,000 is included under “Accrued liabilities” within “Current liabilities” in the Company’s consolidated balance sheet as of December 31, 2006. The remaining reserve consists of the Company’s remaining lease obligations and an estimate of other related facility costs through April 2007, as it does not expect to be able to sublet the space for the remaining lease term and cannot reasonably predict the outcome of the subtenant’s efforts to sell its assets and satisfy its obligations under the lease.

(n)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2006, 2005 and 2004, the Company did not have any derivative instruments.

(o)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company expects the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not effect the Company’s consolidated financial position for the year ended December 31, 2006.

(3)	CREATION OF CURIS SHANGHAI

In August 2006, the Company established a wholly-owned subsidiary in Shanghai, China called Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai. Upon establishment of the subsidiary, the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Company was required by the Chinese government to contribute $2,100,000 to Curis Shanghai, of which the first contribution of $420,000 was made in November 2006. The Company converted $140,000 of this initial contribution into local currency and this amount will therefore be affected by foreign currency fluctuations. The remaining $280,000 initial investment is in a U.S. dollar-denominated bank account in China. In January 2007, the Chinese government preliminarily approved the Company’s request to decrease its capital requirement to $140,000.

As of December 31, 2006, Curis Shanghai was not operational. There were only nominal transactions related to administrative expenses at Curis Shanghai for the year ended December 31, 2006. There were no intercompany transactions during the year ended December 31, 2006. Curis Shanghai currently has no employees and the Company does not plan to hire any subsidiary employees for the foreseeable future. The Company currently expects that certain operational aspects, including oversight of the third party chemistry provider, will be managed from the Company’s Cambridge, Massachusetts’ location.

(4)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Agreement Summary

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

The collaboration agreement provides the Company with the option to elect to co-develop Hedgehog antagonist products in the field of basal cell carcinoma in the U.S. In January 2005, the Company elected to exercise this co-development option and, until August 31, 2006, share equally in the U.S. development costs of this basal cell carcinoma product candidate. In July 2006, the Company and Genentech elected to halt a Phase I clinical trial on the basal cell carcinoma product candidate. Effective August 31, 2006, the Company elected to cease its participation in the co-development of this drug candidate and, as of August 31, 2006, Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. The Company does not expect to incur any additional costs related to co-development of this drug candidate. Should Genentech determine to proceed with development of a topically administered Hedgehog antagonist for the treatment of basal cell carcinoma, the Company would be eligible for cash payments on the achievement of certain future clinical development objectives, if any, as well as a royalty on future product sales.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. Early termination provisions are as follows:

(i)	Either the Company or Genentech may terminate the agreement upon sixty days written notice for cause upon either the occurrence of bankruptcy, insolvency, dissolution, winding up, or upon the breach of any material provision of this agreement by the other party, provided such breach is not cured by the other party within the sixty day period following written notice of termination by the other party.

(ii)	If Genentech terminates the agreement for cause, all licenses granted by Genentech to the Company automatically terminate and revert to Genentech and specified licenses granted by Curis to Genentech shall survive so long as Genentech is not then in breach under the Agreement. The consideration for any product that the Company shares gross profits and losses with Genentech through a co-development structure (i.e., the basal cell carcinoma product candidate) will be modified so that the Company will no longer receive its share of gross profits and losses. The Company will instead receive clinical development and drug approval milestones and royalties on product sales for such product.

(iii)	If the Company terminates the agreement for cause or Genentech terminates the agreement without cause, all licenses granted by the Company to Genentech automatically terminate and revert to the Company and specified licenses granted by Genentech to the Company shall survive so long as the Company is not then in breach under the Agreement. At the time of such termination, Genentech shall no longer conduct any development or commercialization activities on any compounds identified during the course of the agreement for so long as such compounds continue to be covered by valid patent claims.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

As of December 31, 2006, the Company’s ongoing performance obligations under this collaboration consist of participation on a joint steering committee. The joint steering committee is comprised of an equal number of employees from the Company and Genentech. Each member of the joint steering committee receives the right to cast one vote, but Genentech has the final decision making authority in most matters. The development of Hedgehog antagonist product candidates are generally managed by this joint steering committee. The joint steering committee is required to meet on at least a quarterly basis until the filing of the first investigational new drug application for a hedgehog antagonist product candidate that is managed by the joint steering committee. After this first investigational new drug application is filed, the joint steering committee will meet as often as it deems necessary The joint steering committee is currently managing the development of a systemically administered small molecule Hedgehog antagonist for the treatment of certain solid tumor cancers. The first investigational new drug application was filed in October 2006 and the Company anticipates that the joint steering committee meetings will occur infrequently in the future.

The Company has attributed the $3,509,000 up-front fee and the $4,000,000 of maintenance fees to the undelivered research and development services and steering committee participation. The Company did not consider the $4,000,000 in maintenance fees to be substantive milestone payments because receipt of the maintenance fee payments did not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (see Note 2(c)). The Company is deferring the entire $7,509,000 in total payments and will only recognize this amount as revenue when it can reasonably estimate when its contractual steering committee obligations will cease or after the Company no longer has contractual steering committee obligations under this agreement with Genentech. The contractual term of the Company’s steering committee obligations extends for as long as Hedgehog antagonist products subject to this collaboration are being developed or commercialized by either of the parties. Accordingly, the contractual term of the Company’s steering committee obligations is indefinite and the Company expects it will not record any revenue related to these payments for at least several years.

In July 2004, the Company received the first maintenance fee payment in the amount of $2,000,000. The second $2,000,000 maintenance payment was replaced by a $2,000,000 payment for research services in December 2004 as part of an amendment to the collaboration in December 2004.

The Company expects that some of the contingent payments that are tied to clinical development and drug approval objectives under this collaboration with Genentech would be substantive milestones provided that the successful achievement of these objectives meets each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. In October 2006, Genentech filed an investigational new drug application with the FDA to initiate Phase I clinical testing of a systemically administered small molecule Hedgehog antagonist for the treatment of cancer covered by the June 2003 collaboration agreement, which triggered the payment of $3,000,000 by Genentech. The Company has recorded this amount as revenue in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations for the year ended December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the Company also recorded revenue within “Research and development contracts” of $202,000, $120,000 and $380,000, respectively, as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of EITF 99-19 are met. As of December 31, 2006, the Company had recorded $103,000 as amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company believes that certain contingent payments tied to later stage clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives will not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, all such contingent payments would be deferred until the Company can reasonably estimate when its contractual steering committee obligations will cease or after it no longer has contractual steering committee obligations under this agreement with Genentech.

The Company’s right to co-develop the Hedgehog antagonist products in the field of basal cell carcinoma was not considered a deliverable under EITF 00-21 and was exercisable only at the Company’s option and, therefore, did not impact the initial accounting for this arrangement. As a result of the Company’s decision to exercise its right to co-development the basal cell carcinoma product candidate, the Company made significant cash payments to Genentech through August 31, 2006, which is the date the Company ceased its participation in co-development. As of August 31, 2006, Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. The Company has recorded $1,728,000 and $6,999,000 in co-development payments to Genentech for the years ended December 31, 2006 and 2005, respectively, as contra-revenues at its Consolidated Statement of Operations. The Company does not expect to incur any additional costs related to co-development of this drug candidate.

(b)	GENENTECH, INC. DECEMBER 2004 AGREEMENT

(i)	Agreement Summary

On December 10, 2004, the Company entered into an amendment to its June 2003 agreement with Genentech.

The December 2004 amendment, effective from June 12, 2004 to June 11, 2005, increased the Company’s commitment of full-time equivalents providing research and development services for the systemic Hedgehog antagonist program from eight to sixteen and increased Genentech’s funding commitment from $2,000,000 to $4,000,000 for this period. The agreement also provided for the Company to provide xenograft tumor samples to Genentech during the period from June 12, 2004 to June 11, 2005, for which Genentech paid the Company $100,000 in December 2004. In addition, the second $2,000,000 maintenance payment due under the June 2003 arrangement was removed with no economic effect since it was replaced by a $2,000,000 payment for research services made to the Company in December 2004. The remaining $2,000,000 for research services provided from December 12, 2004 through June 11, 2005 was paid in June 2005.

(ii)	Accounting Summary

The Company considered the provisions of EITF 00-21 and determined that this agreement should be accounted for as a separate agreement and not part of its June 2003 agreement since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalents providing research and development services, included a separate performance obligation for the Company to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement were to provide research services and xenograft tumor samples to Genentech through June 2005. The Company applied the provisions of SAB No. 104 and recognized

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

the incremental funding as revenues under this collaboration as the incremental research services were performed from December 2004 through June 2005. The amount payable to the Company and, accordingly, the amount of revenue recognized was based on the actual number of full-time equivalents providing research services under this agreement through June 2005. During the years ended December 31, 2005 and 2004, the Company recorded $1,674,000 and $220,000, respectively, related to its research and development services under this agreement as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. No revenues were recognized under this agreement with Genentech in 2006. As of December 31, 2006, the Company had no amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

(c)	GENENTECH, INC. APRIL 2005 AGREEMENT

(i)	Agreement Summary

Effective April 11, 2005, the Company entered into a second amendment to its June 2003 agreement with Genentech. Under the terms of the amendment, Genentech agreed to provide the Company with up to $2,000,000 of funding to continue development of therapeutics to treat solid tumor cancers, and the research term was extended from June 11, 2005 to December 11, 2005, at which time the $2,000,000 was paid. At Genentech’s option, the research term would be extended for an additional six-month period to June 11, 2006, upon written notice delivered to the Company by October 2005. Genentech notified the Company in October 2005 of its decision to extend the research term, and agreed to fund up to ten Curis full-time equivalents through June 11, 2006. Genentech paid the Company $1,250,000 in June 2006. Other than the change to the period of the research term and payments associated with such research, the amendment did not change the terms of the June 2003 agreement, which remains in full force and effect.

(ii)	Accounting Summary

The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement, and a previous amendment entered into between the Company and Genentech in December 2004, since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalent providing research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement were to provide research services and xenograft tumor samples to Genentech through June 11, 2006. Since Genentech elected to exercise its option and extend the research services, the Company’s performance obligations extended for an additional period from December 2005 through June 2006. The Company has applied the provisions of SAB No. 104 and recognized the research funding as revenues under this collaboration as such research services were performed. The amount payable to the Company and, accordingly, the amount of revenue recognized was based on the actual number of full-time equivalents providing research services under this agreement through June 2006. During the years ended December 31, 2006 and 2005, the Company recorded $898,000 and $2,212,000 related to its research and development services under this agreement as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. No revenues were recognized under this agreement with

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Genentech in 2004. As of December 31, 2006, the Company had no amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

(d)	GENENTECH, INC. MAY 2006 AGREEMENT

(i)	Agreement Summary

In May 2006, the Company entered into a third amendment to its June 2003 agreement with Genentech. The May 2006 amendment, effective from June 12, 2006 to December 11, 2006, provided for up to seven of the Company’s full-time equivalent researchers to provide research and development services, in exchange for up to an additional $918,750, payable quarterly in advance. The agreement also provided Genentech with the option to request that the Company provide up to seven full-time equivalent researchers to perform research services during the period of December 12, 2006 until June 11, 2007. Genentech did not exercise this option, and funding for research services on this program ceased on December 11, 2006.

(ii)	Accounting Summary

The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement, and previous amendments entered into between the Company and Genentech in December 2004 and April 2005, since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to extend the term in which full-time equivalents would provide research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement were to provide research services and xenograft tumor samples to Genentech through December 11, 2006. The Company applied the provisions of SAB No. 104 and recognized the research funding as revenues under this collaboration as such research services were performed. The amount payable to the Company and, accordingly, the amount of revenue recognized was based on the actual number of full-time equivalents providing research services under this agreement through December 2006. During the year ended December 31, 2006, the Company recorded $842,000 related to its research and development services under this agreement as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. No revenues were recognized under this agreement with Genentech in 2005 or 2004. As of December 31, 2006, the Company had no amounts receivable from Genentech under this collaboration.

(e)	GENENTECH APRIL 2005 DRUG DISCOVERY COLLABORATION

(i)	Collaboration Summary

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Under the terms of the agreement, the Company has primary responsibility for research and development activities and Genentech is primarily responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-front license fee of $3,000,000 and has agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights described below. Genentech will also make cash payments to the Company that are contingent upon the successful achievement of certain preclinical and clinical development objectives and drug approval objectives. Genentech had an option to extend the initial two-year research term for up to two additional years in one-year increments. In January 2007, Genentech informed the Company that it would not extend the research term beyond the initial two-year term ending on March 31, 2007. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

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

The Company’s ongoing performance obligations under this collaboration consist of participation on a steering committee and the performance of research services. Because the Company believed that it could reasonably estimate its level of effort over the term of the arrangement, the Company accounted for the arrangement under the relative performance method. In developing its original estimate of the Company’s level of effort required to complete its performance obligations, the Company estimated that Genentech would elect twice to extend the research service period and related funding, each in one-year increments, although there was no assurance Genentech would make such an election. The Company originally estimated that it would provide an equal number of full-time equivalents for the four-year research and development service term. In developing this estimate, the Company assumed that Genentech would maintain its initially elected number of twelve full-time equivalent researchers throughout the four-year period. The steering committee effort was also expected to be consistent over the four-year period. The $3,000,000 up-front fee plus $12,000,000, the total amount of research funding which the Company would be entitled to for providing twelve full-time equivalents at $250,000 each over four years, was being attributed to the research services.

In January 2007, Genentech informed the Company that it would not extend the research term beyond March 31, 2007, the original two-year research term. Revenue for the period April 1, 2005 through September 30, 2006 was being recognized as the research services were provided assuming a four-year

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

term through March 2009 at a rate of $312,500 per full-time equivalent. As a result of Genentech’s non-election to extend the research term, the Company’s estimated performance period has changed to coincide with the March 31, 2007 research term end date and the Company has accelerated amortization of the unamortized up-front license fee of $1,875,000 and $1,500,000, the remaining amount of research funding that the Company is entitled to, as of September 30, 2006. Revenue for the period October 1, 2006 through March 31, 2007 is being recognized as the research services continue to be provided assuming a six-month remaining term through March 2007 at a rate of $562,500 per full-time equivalent, which includes the effects of accelerating the unamortized up-front license fee.

The Company recorded revenue under this collaboration of $4,316,000 and $2,412,000 during the years ended December 31, 2006 and 2005, respectively. Of this amount, approximately $1,500,000 and $563,000 was attributed to the amortization of the up-front license fee and is included in “License fees” within the Revenue section of the Company’s Consolidated Statement of Operations for the years ended December 31, 2006 and 2005, respectively. In addition, the Company recorded $2,811,000 and $1,849,000 related to research services performed by the Company’s full-time equivalent researchers for the years ended December 31, 2006 and 2005, respectively, and is included within “Research and development contracts” within the Revenues section of the Company’s Consolidated Statement of Operations. During the year ended December 31, 2006, the Company also recorded revenue within “Research and development contracts” of $5,000 as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.

The Company believes that contingent payments tied to preclinical, clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. Accordingly, the Company would recognize such contingent payments as revenue ratably over the remaining performance period at the time such contingent payment is received. For any contingent payments received by the Company after its performance period ends on March 31, 2007, the Company would have no future deliverables under the agreement. The Company therefore expects that it would record any such contingent payments as revenue in “License Fees” in the Company’s Revenues section of its Consolidated Statement of Operations when the milestones are met.

As of December 31, 2006, the Company had provided cash consideration to Genentech in the form of co-development payments for the Company’s equal share of U.S. development costs of a basal cell carcinoma product candidate that is being developed under a separate collaboration with Genentech. Effective August 31, 2006, the Company elected to cease its participation in the co-development of this drug candidate and, as of August 31, 2006, Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. As of December 31, 2006, the Company had no amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

(f)	WYETH PHARMACEUTICALS

(i)	Agreement Summary

On January 12, 2004, the Company licensed its Hedgehog proteins and small molecule Hedgehog pathway agonists to Wyeth Pharmaceuticals, or Wyeth, for therapeutic applications in the treatment of neurological and other disorders. Pursuant to the collaboration agreement, Wyeth agreed to make specified cash payments, including up-front payments of $3,000,000, which consisted of a $1,362,000

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

non-refundable license fee payment and $1,638,000 in exchange for 315,524 shares of the Company’s common stock. Wyeth is also obligated to make cash payments if the licensed programs successfully achieve preclinical, clinical development and drug approval objectives and to pay the Company a royalty on net product sales, if any should occur, that escalates with increasing sales volume.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company originally estimated that it would provide an equal number of full-time equivalents for the four-year research and development service term plus the one-year evaluation period. In developing this estimate, the Company assumed that Wyeth would maintain its initially elected number of eight full-time equivalents throughout the five-year period. The steering committee effort is also expected to be consistent over the five-year period. On November 3, 2006, Wyeth informed the Company that it intended to extend research funding under the agreement. Wyeth has agreed to extend the research term by one year through February 9, 2008 and has elected to fund only five researchers working on the program through the research term. Accordingly, the Company revised its estimated level of effort over the remaining performance period. The $1,362,000 up-front license fee plus $8,500,000, the total amount of research funding which the Company will be entitled to for providing an average of 6.8 full-time equivalents over the five-year performance period at a rate of $250,000 each (eight full-time equivalents over the first three years and five full-time equivalents over the last two years), is therefore being attributed to the research services. Revenue is being recognized as the research services are provided over the remaining performance period through February 2009 at a rate of $290,000 per full-time equivalent. If the research period is shortened or the number of full-time equivalents requested by Wyeth changes, then the Company expects to update its estimated level of effort and total expected payments under the arrangement.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded revenue of $2,604,000, $2,849,000 and $2,498,000, respectively, related to the Company’s research efforts under the Wyeth arrangement, of which $306,000, $272,000 and $242,000, respectively, were recorded in “License Fees” and $2,298,000, $2,327,000 and $2,256,000, respectively, were recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. Additionally, for the year ended December 31, 2005, the Company recorded $250,000 in the “Substantive milestones” section of it Consolidated Statement of Operations. Included within “Research and development contracts”, the Company recorded $298,000, $327,000 and $476,000 for the years ended December 31, 2006, 2005 and 2004, respectively, as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of EITF 99-19 are met. As of December 31, 2006, the Company had recorded $82,000 as amounts receivable from Wyeth in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Accordingly, the Company would recognize such contingent payment as revenue ratably over the remaining performance period at the time such payment is received.

As of December 31, 2006, the Company has not provided any consideration to Wyeth.

(g)	PROCTER & GAMBLE

(i)	Agreement Summary

On September 18, 2005, the Company entered into a collaboration, research and license agreement with Procter & Gamble to evaluate and seek to develop potential treatments for hair growth regulation and skin disorders utilizing the Company’s Hedgehog agonist technology.

Under the terms of the agreement, the Company granted Procter & Gamble an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate the Company’s Hedgehog agonist technology. In accordance with the terms of the agreement, the parties have agreed to jointly undertake a research program with the goal of identifying one or more compounds to be developed and commercialized by Procter & Gamble. Procter & Gamble is solely responsible for the cost of worldwide development and commercialization of any product candidates developed pursuant to the research program. At the time that Procter & Gamble determines to file the first investigational new drug application with the FDA for a product candidate, the Company shall have the option, at its sole discretion, to co-develop this product candidate through Phases I and IIb of clinical development at a 20% or 50% participation rate. Should the Company elect to exercise its co-development option, the Company will forego contingent cash payments that would otherwise be payable for the achievement of certain development objectives during the period from investigational new drug application filing through the completion of a Phase IIb clinical trial. The Company, however, would receive a higher royalty in the event that it exercises its co-development option and subsequently shares in development expense through Phase IIb clinical trials. The amount of the royalty increase is based on the co-development percentage elected by the Company. Under the agreement, Procter & Gamble paid the Company an up-front license fee of $500,000 and agreed to fund up to $600,000 for two Curis full-time equivalents providing research and development activities during the initial one-year research term, subject to its termination rights. Procter & Gamble has an option to extend the initial one-year research term for up to three additional years in one-year increments. Procter & Gamble has also agreed to make cash payments to the Company that are contingent upon the successful achievement of certain research, development, clinical and drug approval milestones, including $2,800,000 upon the achievement of certain preclinical development objectives. Procter & Gamble will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company’s ongoing performance obligations under this collaboration consist of participation on a steering committee and the performance of preclinical research services. The Company cannot reasonably estimate the total level of effort required over the performance period and, therefore, is recognizing revenue on a straight-line basis over the performance period, which it has estimated to be six years. In developing its estimate of the period to complete its performance obligations, the Company estimates the time required to complete Phase IIb clinical trials of a product candidate under the collaboration to be six years. The performance period was determined based on management’s estimate of its involvement through co-development of Phase IIb clinical trials since, should Curis exercise its co-development option, Curis’ last deliverable under this arrangement would be its participation on the clinical development steering committee through Phase IIb clinical trials. The steering committee effort is also expected to be consistent over the six-year period.

The Company has attributed the $500,000 up-front fee plus $600,000, the total amount of currently committed research funding which the Company expects to receive for providing two full-time equivalents at $300,000 each over the first year of the collaboration, to the undelivered research and steering committee services. The $1,100,000 in total payments is being recognized as revenue over the Company’s performance period of six years under the collaboration. In September 2006, Procter & Gamble exercised its option to extend funding for one-third of a full-time equivalent at a rate of $250,000 per full-time equivalent, which will also be recognized on a straight-line basis over the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

remaining performance period of six years. If the research period, number of full-time equivalents requested by Procter & Gamble, or the estimate to complete Phase II clinical trials changes, then the Company will update its assumptions related to the estimated performance period and the total expected payments under the arrangement. During the years ended December 31, 2006 and 2005, the Company recorded revenue of $898,000 and $289,000, respectively. Of these amounts, $235,000 and $24,000 was attributed to the amortization of the up-front license fee and is included in the “License fees” line item within the Revenues section of the Company’s Consolidated Statement of Operations for the years ended December 31, 2006 and 2005. Of the remaining amounts, $107,000 and $28,000 were related to research services performed by the Company’s two full-time equivalents for the years ended December 31, 2006 and 2005, respectively, and $556,000 and $237,000 for the years ended December 31, 2006 and 2005, respectively, related to expenses incurred on behalf of Procter & Gamble by the Company for which Procter & Gamble is obligated to reimburse the Company, and for which the Company believes that the revenue recognition provisions of EITF 99-19 have been met. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations. As of December 31, 2006, the Company had recorded $58,000 as amounts receivable from Procter & Gamble in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

The Company believes that the contingent payments tied to preclinical, clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving late-stage clinical and drug approval objectives). Accordingly, the Company would recognize such contingent payment as revenue ratably over the remaining performance period at the time such payment is received.

As of December 31, 2006, the Company has not provided any consideration, such as payments under co-development arrangements, to Procter & Gamble.

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

The agreement provides for Ortho Biotech to pay the Company an up-front payment of $3,500,000, which was paid in December 2002, and contingent cash payments at various intervals during the U.S. and European regulatory approval process assuming the first two therapeutic indications are

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

successfully developed. The agreement further specifies that the Company will receive a royalty on net sales of products that incorporate the Company’s BMP technologies.

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

The Company does not view the contingent payments that are tied to clinical development and drug approval objectives under its collaboration with Ortho Biotech to be substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones (i.e., the Company does not expect to incur substantive effort in achieving these objectives). The Company has no future deliverables under the license agreement, and, therefore the Company expects that it would record any such contingent payments as revenue in “License Fees” in the Company’s Revenues section of its Consolidated Statement of Operations when the milestones are met. The Company has not recognized any revenues under its arrangement with Ortho Biotech for the years ended December 31, 2006, 2005, or 2004.

As of December 31, 2006, the Company has not provided any consideration to Ortho Biotech Products.

(i)	CENTOCOR

(i)	Agreement Summary

Effective December 7, 2005, the Company entered into a Screening and Option Agreement with Centocor under which the Company will screen its small molecule libraries for BMP-7 agonists and

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

perform subsequent validation of any assay hits. The purpose of the research is to identify compounds that are BMP-7 agonists. The screening effort will occur at the Company using its personnel and technology. Except for the Centocor license to use BMP-7 protein technology, which will be used in assay development, all the technology that will be used in the development effort is novel Curis technology that has not been licensed to Centocor or other third parties. Under the Screening and Option Agreement, Centocor paid the Company $500,000 up-front to fund the research efforts performed by the Company.

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

The Company considers this agreement to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include research and development services for a maximum of fifteen months as well as participation on a joint steering committee. The Company does not consider Centocor’s option to negotiate a separate, subsequent collaboration and license agreement as a deliverable. The Company applied the provisions of EITF 00-21 to determine whether the deliverables under this collaboration can be accounted for separately or can be accounted for as a single unit of accounting. The Company determined that these deliverables, the research and steering committee services, represented a single unit of accounting because objective and reliable evidence of the fair value of the Company’s research and steering committee services could not be determined.

The Company determined that the performance period is fifteen months based on management’s estimate that the agreement would continue to its full term of fifteen months. Should the agreement terminate prior to March 2007, no amount would be refundable to Centocor, and the Company would recognize any remaining deferred revenue. Curis’ two deliverables under the agreement, its steering committee service and its research and development services, both expire at the end of the term of the agreement, after which the Company has no remaining deliverables.

Under the agreement, revenue is generated solely from the research and development services. The Company has attributed the $500,000 of committed research funding for two full-time equivalents at $250,000 each, to the undelivered research and steering committee services. The $500,000 is being recognized as revenue over the Company’s performance period of fifteen months under the collaboration. The Company cannot reasonably estimate the total level of effort required over the performance period (or the allocation between steering committee and research services) and, therefore, is recognizing the $500,000 on a straight-line basis over the performance period. For the years ended December 31, 2006 and 2005, the Company recorded revenue of $400,000 and $27,000, respectively, related to the Company’s research efforts under the Centocor arrangement, which was recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations.

As of December 31, 2006, the Company has not provided any consideration to Centocor.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(5)	FORMER COLLABORATIONS

(a)	SPINAL MUSCULAR ATROPHY FOUNDATION

(i)	Agreement Summary

Effective September 7, 2004, the Company entered into a sponsored research agreement with the Spinal Muscular Atrophy, or SMA, Foundation. Under the agreement, the SMA Foundation had committed to grant the Company up to $5,364,000 over a three-year period for the identification of therapeutic compounds to treat spinal muscular atrophy, a neurological disease. The sponsored research agreement was terminated by both parties on November 30, 2006. Other than returning $65,000 in excess funding that the Company received from the SMA Foundation, which was returned in January 2007, the Company has no remaining performance obligations under this grant as of December 31, 2006. Termination of the agreement will not relieve either party of obligations that have accrued prior to termination, including the SMA Foundation’s obligation to make payments for research activities. In addition, the Company remains obligated to make payments to the SMA Foundation in the event the Company recognizes an aggregate of $100,000,000 in revenues on products containing any drug candidates developed under the agreement.

(ii)	Accounting Summary

The Company’s sole deliverable under this sponsored research agreement was to provide research services. The Company has applied the provisions of SAB No. 104 for recognizing revenue under this collaboration. The Company recognized revenues under this collaboration as the services were performed, since payment was reasonably assured under the terms of the grant. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $1,191,000, $1,955,000 and $551,000, respectively, related to its research and development efforts under this sponsored research agreement. This amount is included in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations.

As of December 31, 2006, the Company has not provided any consideration to the SMA Foundation. As of December 31, 2006, the Company had excess funding of $65,000 that it had not earned as of the November 30, 2006 termination date. This amount is recorded in the “Accounts Payable” line item of the Company’s Consolidated Balance Sheet as of December 31, 2006 and was refunded to the SMA Foundation on January 9, 2007.

(b)	ELAN INTERNATIONAL SERVICES

On May 16, 2003, the Company and affiliates of Elan Corporation, plc entered into a termination agreement to conclude the joint venture that the Company and Elan had originally formed in July 2001. The purpose of the joint venture, called Curis Newco, was to research and develop molecules that stimulate the Hedgehog signaling pathway in the field of neurology. Prior to the termination, the Company and Elan owned 80.1% and 19.9%, respectively, of the outstanding shares of Curis Newco. As a result of the termination, Elan transferred its 19.9% share of Curis Newco to the Company, such that Curis Newco became a wholly-owned subsidiary of the Company and Curis Newco was consolidated into the Company’s consolidated financial statements. Curis Newco was dissolved on November 5, 2004 and is therefore no longer a subsidiary of the Company as of the November 4, 2004 dissolution date.

In July 2001, the Company entered into a convertible note payable with Elan Pharma International Limited, or EPIL, of which $4,900,000 was outstanding at the May 16, 2003 termination date. As part

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

of the termination, of the $4,900,000 outstanding, the Company repaid $1,500,000 in cash and EPIL forgave $400,000. The Company then entered into an amended and restated convertible note payable with EPIL for the remaining principal amount of $3,000,000. The terms of the amended and restated convertible note payable were substantially the same as those under the original note payable except that the interest rate was reduced from 8% to 6% and the conversion rate was increased to $10.00 from $8.63. On January 7, 2005, EPIL elected to convert the entire balance of its outstanding convertible note, including interest, totaling $3,305,523, into shares of the Company’s common stock. In accordance with the terms of the amended and restated convertible note payable with EPIL, 330,552 shares of the Company’s common stock were issued to EPIL based on a conversion rate of $10.00 per share. The Company has no further obligations to EPIL.

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

(c)	MICROMET AG

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

Effective July 31, 2003, the Company and Micromet entered into agreements to terminate the target research and license agreement and the product development agreement. As a result of the termination of these agreements, the Company would no longer perform any services under its arrangement with Micromet. Accordingly, the Company immediately recognized as revenue $8,555,000 of previously deferred revenue related to its agreements with Micromet.

As of the July 31, 2003 termination date, the Company had continued to defer $3,407,000 in revenues related to the long-term note receivable from Micromet and had intended to recognize this as revenue

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

when amounts become reasonably assured of collection. However, during the year ended December 31, 2003, the Company recorded, in other expense, charges of $1,708,000 related to the write-off of previously recorded interest income and foreign exchange gains on the note receivable and $286,000 related to a reduction in the carrying value of Micromet equity securities that the Company holds. The Company determined that this charge was necessary due to Micromet’s announcement that it was terminating one-third of its workforce as the result of a contract dispute with a collaborator. The Company also wrote-off the note receivable and reduced deferred revenue by $3,407,000 because it concluded that it was not reasonably assured of collection the note.

On October 21, 2004, the Company amended its note receivable with Micromet, and, under the amended note, Micromet was obligated to pay the Company a total amount of EUR 4,500,000, subject to certain conditions. As a result of Micromet’s financing in October 2004, the Company received a EUR 1,250,000 payment in November 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate on the date of payment. The gain was recorded in other income as it related to a recovery of previously written-off interest income and foreign exchange gains related to the note.

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

In March 2006, the Company asserted that the conditions precedent to the payment of the remaining €2,000,000 due under the note receivable had been achieved through Micromet’s merger with CancerVax, a claim that Micromet disputed. In September 2006, the Company agreed to a court-proposed settlement agreement with Micromet, pursuant to which Micromet is required to repay the note receivable in two installments of €1,000,000, on each of November 1, 2006 and May 31, 2007. Under the terms of the settlement agreement, should Micromet make the second payment on or before April 30, 2007, the second payment would decrease to €800,000. The Company believed that it was probable that Micromet would honor its obligation under the court ruling and pay Curis €1,000,000 by November 1, 2006 and €800,000 by April 30, 2007, to take advantage of the 30-day discount term. As a result of this recovery of amounts owed under the note, the Company recorded license fee revenues of $2,284,000 during the third quarter of 2006 based on the then Euro-to-U.S. dollar exchange rate. The first payment of €1,000,000, or $1,252,000, was received on October 17, 2006. The remaining €800,000, or $1,055,000 based on the Euro-to-U.S. dollar exchange rate as of December 31, 2006, is included under “Accounts receivable” within “Current assets” in the Company’s Consolidated Balance Sheet as of December 31, 2006.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005
Laboratory equipment, computers and software	$7,911,000	$7,337,000
Laboratory equipment and computers under notes payable	1,759,000	2,077,000
Leasehold improvements	4,635,000	5,037,000
Leasehold improvements under notes payable	1,623,000	1,682,000
Office furniture and equipment	938,000	938,000

	16,866,000	17,071,000
Less—Accumulated depreciation and amortization	(12,472,000)	(11,723,000)

Total	$4,394,000	$5,348,000

The Company recorded depreciation and amortization expense of $1,408,000, $940,000 and $1,001,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2005, the Company capitalized $59,000 in interest costs incurred in financing leasehold improvements.

During the year ended December 31, 2006, the Company recorded property and equipment impairment charges of $148,000 related to the impairment of assets that had been used in the Company’s discovery research programs. In the fourth quarter of 2006, the Company initiated a realignment of its research programs, focusing on later-stage preclinical drug development programs and de-emphasizing its earlier discovery research programs. The Company revised its estimates of the depreciable lives on the remaining equipment currently being used in its discovery research programs as a result of two of the Company’s discovery programs ending: the sponsored research agreement with the SMA Foundation, which ended in the fourth quarter of 2006, and the April 2005 drug discovery collaboration with Genentech, which will end during the first quarter of 2007. Beginning in the fourth quarter of 2006, equipment with a book value of $199,000 is being depreciated over a period ending in March 2007, and equipment with a book value of $988,000 is being depreciated over a period ending in December 2008, which will result in total depreciation expense on these assets of $512,000 in 2007 and $439,000 in 2008. The Company will continue to review its estimate of remaining useful lives related to assets currently being used on the Company’s remaining discovery programs, which had a net book value of $1,001,000 as of December 31, 2006. Any future changes to the estimated useful lives of the Company’s assets could have a material impact on its financial statements.

In September 2004, the Company extended its lease for the 45 Moulton Street facility until December 2010. The lease previously ended in April 2007. As a result, the Company extended the depreciable lives of its leasehold improvements at the 45 Moulton Street facility to the lesser of their useful lives or the remaining lease term.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(7)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Accrued co-development expenses	$—	$1,301,000
Accrued compensation	578,000	626,000
Collaboration and clinical costs	—	35,000
Professional fees	200,000	262,000
Facility—related costs	484,000	445,000
Other	267,000	228,000

Total	$1,529,000	$2,897,000

(8)	LONG-TERM DEBT OBLIGATIONS

Long-term debt, including accrued interest, consists of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Notes payable to financing agencies for capital purchases	$1,980,000	$3,227,000
Convertible subordinated note payable to Becton Dickinson	—	2,605,000

	1,980,000	5,832,000
Less—current portion	(1,246,000)	(3,865,000)

Total long-term debt obligations	$734,000	$1,967,000

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

On December 9, 2005, the Company converted $1,450,000 borrowed under a separate loan agreement with the Boston Private Bank & Trust Company into a 36-month term note that bears interest at a fixed rate of 7.95% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $40,278 plus any accrued interest beginning on January 1, 2006, and extending through the 36-month term. This loan is collateralized by any equipment and leasehold improvements financed thereunder. As of December 31, 2006, the net book value of assets collateralized under this note was $1,162,000, and the Company owed $974,000, including $7,000 in interest, under this note.

As of December 31, 2006, the Company is in compliance with the sole covenant under each of the agreements with the Boston Private Bank & Trust Company. The covenant requires the Company to maintain a minimum working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

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

Elan Pharma International Limited. On July 18, 2001, the Company entered into a convertible promissory note agreement with Elan Pharma International Limited, or EPIL, an affiliate of Elan Corporation in the amount of $8,010,000. This note agreement was amended as part of the termination of the Company’s collaboration with Elan Corporation on May 16, 2003 as described in Note 5(b), of which the entire obligation, including interest, was converted into 330,523 shares of the Company’s common stock on January 7, 2005. The Company has no further obligations to EPIL.

Maturities of short- and long-term debt are as follows:

Year Ending December 31,
2007	$1,342,000
2008	758,000
Thereafter	—

Total minimum payments	2,100,000
Less—Amount representing interest	(120,000)

Principal obligation, including accrued interest, as of December 31, 2006	$1,980,000

(9)	COMMITMENTS

(a)	OPERATING LEASES

The Company has noncancellable operating lease agreements for office and laboratory space. The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2007	1,105,000
2008	948,000
2009	948,000
2010	948,000
Thereafter	—

Total minimum payments	$3,949,000

Rent expense for all operating leases was $863,000, $871,000 and $588,000 for the years ended December 31, 2006, 2005 and 2004, respectively, net of facility sublease income of $185,000, $412,000 and $563,000 in 2006, 2005 and 2004, respectively.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Effective August 15, 2002, the Company sublet 11,980 square feet, or 67%, of the rentable square footage of its facility at 61 Moulton Street, Cambridge, MA through its lease term of April 2007. In August 2006, the subtenant defaulted on the sublease and has not paid its sublease obligations since the default date. All lease obligations related to the Company’s 61 Moulton Street facility are being charged against a reserve established in 2005, and as increased through the year ended December 31, 2006, when the Company estimated that its costs under the lease would exceed any future sublease income for the duration of the lease (see Note 2 (m)).

During the twelve months ending December 31, 2006, 2005 and 2004, the Company received sublease payments of $185,000, $412,000 and $410,000, respectively. The Company’s lease obligation for its 61 Moulton Street facility ends on April 30, 2007 and the Company does not expect to receive the future minimum rentals due from the subtenant of $106,000 through the end of the lease term.

(b)	LICENSE AGREEMENTS

The Company licenses a significant portion of its technology from several universities and foundations. In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pays an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, development milestones and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses license fee payments as incurred and expects to expense royalty payments as related future product sales, if any, are recorded. The Company accrues expenses for scientific and clinical milestones over the period that the work required to meet the milestone is completed, provided that the Company believes that the achievement of the milestone is probable. The Company incurred license fee expenses of $295,000, $190,000 and $602,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ending December 31, 2006 and 2004, the Company incurred $166,000 and $106,000, respectively, in expenses associated with development milestone payments or royalties on licensed technology. The Company did not incur any such expenses for the year ended December 31, 2005.

(10)	NOTES RECEIVABLE—FORMER OFFICERS OF PREDECESSOR COMPANY

In October 2004, the Company entered into settlement agreements regarding the notes receivables with former executive officers of Creative BioMolecules pursuant to which notes receivables were cancelled, the underlying 139,707 common shares were sold, and the resulting proceeds were remitted to the Company. The proceeds of the transaction, net of all brokerage commissions, totaled $558,000. In the fourth quarter of 2004, the Company recorded the net proceeds, less the carrying value of the notes of $110,000, as a credit of $448,000 in “General and administrative expenses” of its Consolidated Statement of Operations.

(11)	WARRANTS

The Company has a total of 1,630,976 warrants to purchase its common stock outstanding as of December 31, 2006. These warrants are summarized as follows:

(a)	In connection with the registered direct offering of 5,476,559 shares of its common stock on October 14, 2004, the Company issued warrants to purchase 547,656 shares of its common at an exercise price of $4.59 per share. The warrants expire on October 14, 2009. As of December 31, 2006, none of these warrants have been exercised.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(b)	In connection with the private placement of 3,589,700 shares of its common stock on August 14, 2003, the Company issued warrants to purchase 1,076,910 shares of its common stock at an exercise price of $4.45 per share. The warrants expire on August 14, 2008. As of December 31, 2006, none of these warrants have been exercised.

(c)	At December 31, 2006, other warrants to purchase 6,410 shares of common stock with prices ranging from $9.76 to $19.51 per share are outstanding. These warrants expire at various dates, ranging from October 2007 until December 2009.

(12)	INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, the Company did not record any federal or state tax expense given its continued net operating loss position.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2006	2005
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.0%	4.5%
Research and development tax credits	9.0%	4.1%
Deferred compensation	(6.5%)	(0.5%)
NOL expirations	(19.5%)	(11.5%)
Other	(0.6%)	4.9%
Net increase in valuation allowance	(21.4%)	(35.5%)

Effective income tax rate	—%	—%

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The principle components of the Company’s deferred tax assets at December 31, 2006 and 2005, respectively are as follows:

	December 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$70,580,000	$70,022,000
Research and development tax credit carryforwards	9,661,000	8,940,000
Depreciation and amortization	2,596,000	2,565,000
Capitalized research and development expenditures	23,894,000	23,032,000
Deferred revenue	4,384,000	4,711,000
Impairment of investments	(77,000)	482,000
Stock options	775,000	—
Accrued expenses and other	210,000	365,000

Total Gross Deferred Tax Asset	112,023,000	110,117,000
Valuation Allowance	(112,023,000)	(110,117,000)

Net Deferred Tax Asset	$—	$—

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The classification of the above deferred tax assets is as follows:

	December 31,
	2006	2005
Deferred Tax Assets:
Current deferred tax assets	$218,000	$416,000
Non-current deferred tax assets	111,805,000	109,701,000
Valuation Allowance	(112,023,000)	(110,117,000)

Net Deferred Tax Asset	$—	$—

As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses, capitalized research and development expenditures and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $112,023,000 has been established at December 31, 2006. Because the Company continues to record a full valuation allowance on its deferred tax assets, it has not recognized a windfall of tax benefits associated with the adoption of SFAS 123(R).

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $200,400,000 and $38,976,000, respectively, and federal and state research and development credit carryforwards of approximately $8,037,000 and $2,430,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. The future realization, if any amount, of deferred tax asset attributable to disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options will not be recognized as a tax benefit in the statement of operations, but rather as a component of stockholder’s equity.

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

FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company expects that FIN 48 will not have a material impact on its consolidated financial statements.

While the Company is not currently involved in any tax proceedings, in the past it has periodically been involved in tax proceedings arising in the ordinary course of business and periodically assesses its liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss due to potential tax liabilities and the loss or range of loss can be reasonably estimated, reserves have been recorded in the consolidated balance sheets. In other instances, the Company is unable to make a reasonable

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

(13)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, the Board of Directors authorized matching contributions of $139,000, $114,000 and $126,000, respectively.

(14)	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006, 2005 and 2004, the Company made consulting payments to Douglas A. Melton, Ph.D., a member of the Company’s Board of Directors, for service as chairman on its Scientific Advisory Board. This agreement expired on July 31, 2006 and Dr. Melton was no longer serving on the Company’s Scientific Advisory Board at December 31, 2006. These payments were in addition to compensation earned in his capacity as a director. These consulting payments totaled $44,000 for the year ended December 31, 2006 and $75,000 for each of the years ended December 31, 2005 and 2004. As of December 31, 2006 and 2005, there were no amounts payable to or due from this director.

The Company and Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, entered into a consulting agreement, which was approved by the Board of Directors on August 23, 2006 with an effective date of June 19, 2006, the date on which Dr. Davie commenced the performance of consulting services for the Company as the Interim Chief Scientific Officer. The term of the agreement is one year from the effective date. Either party may terminate the agreement by providing thirty days’ written notice to the other party. In consideration for the services rendered by Dr. Davie to the Company, the Company agreed to pay Dr. Davie compensation in the amount of $4,000 per day for each day of consulting work, or $500 per hour for portions thereof. For the year ended December 31, 2006, the Company had incurred $53,000 in related consulting expenses in its Consolidated Statement of Operations. Of this amount, $28,000 was included in “Accrued liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2006.

On October 30, 2006, the Company and Dr. Davie entered into an amendment to the consulting agreement, which eliminated the $40,000 cap on aggregate compensation to be paid by the Company to Dr. Davie under the consulting agreement.

On September 14, 2006, the Company and Dr. Davie entered into a Scientific Advisory and Consulting Agreement pursuant to which Dr. Davie agreed to serve as Chairman of the Company’s Scientific Advisory Board. The term of this agreement is for a period of five years. Either party may terminate this agreement by providing thirty days’ written notice to the other party. In consideration for the services rendered by Dr. Davie to the Company, the Company agreed to pay Dr. Davie an annual retainer of $25,000, such retainer to become effective only upon the termination or expiration of the consulting agreement for services as interim Chief Scientific Officer, dated as of June 19, 2006. As of December 31, 2006, the Company had not made any cash payments to Dr. Davie in his role as Chairman of the Scientific Advisory Board.

In connection with the Scientific Advisory Board agreement, the Board also granted to Dr. Davie an option, pursuant to the 2000 Plan, to purchase 35,000 shares of common stock of the Company at an exercise price equal to $1.72, which was the closing price of the common stock of the Company on the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

NASDAQ Global Market on the date of grant. These options will vest quarterly over a four-year period.

(15)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net revenues	$2,038,430	$2,558,885	$4,270,439	$6,067,883
Income (loss) from operations	(4,350,719)	(4,251,875)	(1,701,398)	249,049
Net income (loss) applicable to common stockholders	(4,048,994)	(3,924,195)	(1,536,627)	680,494
Basic net income (loss) per share	$(0.08)	$(0.08)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.03)	$0.01
Shares used in computing basic net income (loss) per share	48,854,964	49,032,837	49,146,609	49,240,712
Shares used in computing diluted net income (loss) per share	48,854,964	49,032,837	49,146,609	49,422,874

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net revenues	$(812,748)	$1,240,625	$2,065,125	$3,509,444
Loss from operations	(5,584,191)	(5,052,001)	(3,477,706)	(1,753,540)
Net loss applicable to common stockholders	(5,381,314)	(4,857,936)	(3,251,341)	(1,364,581)
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.07)	$(0.03)
Shares used in computing basic and diluted net loss per share	47,846,903	47,964,360	48,178,626	48,298,273

The net loss amounts presented above for the quarter ending December 31, 2006 include $3,000,000 of substantive milestone revenue recognized under the Genentech June 2003 collaboration.

The net loss amounts presented above for the quarter ending December 31, 2005 included $1,400,000 of license fee revenue related to the recovery of a previously written-off note receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and the related audit report of our independent registered public accounting firm are included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information concerning directors that is required by this Item 10 is set forth in our proxy statement for our 2007 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in our proxy statement for our 2007 annual meeting of stockholders under the headings “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Comparative Stock Performance” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is set forth in our proxy statement for our 2007 annual meeting of stockholders under the headings “Compensation of Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth in our proxy statement for our 2007 annual meeting of stockholders under the headings “Director Compensation” and “Compensation of Executive Officers,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth in our proxy statement for our 2007 annual meeting of stockholders under the heading “Independent Auditor’s Fees,” which information is incorporated herein by reference.

P ART IV

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

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2007

/s/ MICHAEL P. GRAY Michael P. Gray	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2007

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	March 2, 2007

/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 2, 2007

/s/ JOSEPH M. DAVIE Joseph M. Davie	Director	March 2, 2007

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 2, 2007

/s/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	March 2, 2007

/s/ DOUGLAS A. MELTON Douglas A. Melton	Director	March 2, 2007

/s/ JAMES R. TOBIN James R. Tobin	Director	March 2, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, dated as of September 20, 2001, between Curis and Daniel R. Passeri	10-Q	11/14/01	10.3

#10.2	Amendment to Employment Agreement, dated as of October 31, 2006, to the employment agreement dated September 20, 2001, by and between Curis and Daniel R. Passeri	8-K	11/02/06	10.2

#10.3	Offer Letter, dated as December 10, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.4	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	8-K	11/02/06	10.3

#10.5	Consulting Agreement dated September 13, 2006 by and between Curis and Lee Rubin, Ph. D.	8-K	09/19/06	10.1

#10.6	Offer Letter dated January 11, 2001, by and between Curis and Mark W. Noel				X

#10.7	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	8-K	11/02/06	10.4

#10.8	Offer Letter, dated as of July 25, 2002, between Curis and Mary Elizabeth Potthoff	10-K	03/01/04	10.5

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.9	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated July 25, 2002, by and between Curis and Mary Elizabeth Potthoff	8-K	11/02/06	10.5

#10.10	Board of Director and Scientific Advisory Board Services Agreement, effective as of August 11, 2000, between Curis and Douglas A. Melton	10-K	03/01/04	10.6

#10.11	Consulting Agreement entered into by Curis and Joseph M. Davie, Ph. D., M.D. on September 23, 2004 with an effective date of February 2, 2004	8-K	11/18/04	10.1

#10.12	Consulting Agreement dated June 19, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	08/29/06	10.1

#10.13	First Amendment to Consulting Agreement, dated as of October 30, 2006, between Curis and Joseph M. Davie, Ph.D., M.D.	8-K	11/02/06	10.1

#10.14	Scientific Advisory Agreement dated September 14, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	09/19/06	10.2

#10.15	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.16	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors named on Schedule I thereto	10-Q	08/09/05	10.5

#10.17	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.18	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.19	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.20	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.21	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.22	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ Director Stock Option Plan	10-Q	10/26/04	10.4

#10.23	Compensation of Named Executive Officers of Curis, Inc.				X

#10.24	Compensation of Directors of Curis, Inc.				X

	Material contracts—Leases

10.25	Lease, dated November 16, 1995, as amended, between Ontogeny, Inc., Moulton Realty Corporation and the trustees of Moulton Realty Trust relating to the premises at 33 and 45 Moulton Street, Cambridge, Massachusetts	S-4 (333-32446)	03/14/00	10.42

10.26	Lease, dated March 15, 2001, between Curis and Moulton Realty Company relating to the premises at 61 Moulton Street, Cambridge, Massachusetts	10-K	03/30/01	10.3

10.27	Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	11/12/02	10.1

10.28	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	10/26/04	10.1

	Material contracts—Financing Agreements

10.29	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.18

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.30	Security Agreement, dated restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.19

10.31	Secured Non-Revolving Time Note, dated restated on September 23, 2004, made by Curis in favor of Boston Private Bank & Trust Company	10-K	03/15/05	10.20

10.32	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, between Curis, Inc. and Boston Private Bank & Trust Company, dated as of June 9, 2005	8-K	06/15/05	10.1

10.33	Secured Non-Revolving Time Note, issued by Curis, Inc. to Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.2

10.34	Security Agreement (Equipment), between Curis, Inc. and Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.3

	Material contracts—License and Collaboration Agreements

10.35	Master Restructuring Agreement, dated as of October 15, 1998, between Creative and Stryker Corporation	10-K	03/30/99	10.10

†10.36	Second Amendment to Master Restructuring Agreement, dated October 1, 2002, between Curis and Stryker Corporation	10-Q	11/12/02	10.5

10.37	Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation	10-K	03/13/00	10.7

10.38	Stryker Irrevocable License Agreement, dated November 20, 1998, between Creative and Stryker Corporation	10-K	03/13/00	10.8

10.39	Cross-License Agreement, dated as of July 15, 1996, by and among Creative, Genetics Institute, Inc. and Stryker Corporation	10-Q	11/06/96	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

†10.40	License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior University	S-4/A (333-32446)	06/02/00	10.43

†10.41	License Agreement, dated as of January 1, 1995 as amended on July 19, 1995 and August 30, 1996, between Ontogeny and The Trustees of Columbia University in the City of New York	S-4/A (333-32446)	04/03/00	10.45

†10.42	Amended and Restated License Agreement, dated June 1, 2003, between Curis, The Johns Hopkins University and University of Washington School of Medicine	10-K	03/01/04	10.23

†10.43	Amended and Restated License Agreement (2000), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.24

†10.44	Amended and Restated License Agreement (1995), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.25

†10.45	Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P.	8-K	12/09/02	10.1

†10.46	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

10.47	First Amendment to Collaborative Research, Development and License Agreement, effective December 10, 2004, between Curis and Genentech, Inc.	10-K	03/15/05	10.33

10.48	Second Amendment to Collaborative Research, Development and License Agreement between Curis and Genentech effective as of April 11, 2005	8-K	04/19/05	99.1

†10.49	Drug Discovery and Collaboration Agreement dated April 1, 2005 by and between Curis, Inc. and Genentech, Inc.	10-Q	4/29/05	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

†10.50	Collaboration, Research and License Agreement, dated January 12, 2004, between Curis and Wyeth	10-K	03/01/04	10.29

†10.51	Collaboration, Research and License Agreement dated September 18, 2005 by and between Curis, Inc. and Procter & Gamble Company	10-Q	11/14/05	10.1

	Material contracts—Miscellaneous

†10.52	Termination Agreement and Amendments to Finance Documents, dated May 16, 2003, between Elan Corporation, PLC, Neuralab Limited, Elan International Services, LTD, Elan Pharma International Limited, Curis, Inc. and Curis Newco, LTD	8-K	06/03/03	10.1

10.53	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

10.54	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

10.55	Common Stock Purchase and Registration Rights Agreement, dated January 9, 2004, between Curis and Wyeth	10-K	03/01/04	10.34

10.56	Form of Common Stock and Warrant Purchase Agreement, dated August 11, 2003, entered into by Curis and certain investors, together with a schedule of such investors and the material details of each such agreement	10-Q	11/12/03	10.1

10.57	Form of Stock Purchase Agreement, dated as of October 12, 2004, entered into by Curis and each of the purchasers, together with a schedule of purchasers who are parties thereto	8-K	10/14/04	10.1

	Code of Conduct

14	Code of Business Conduct and Ethics	10-K	03/01/04	14

	Additional Exhibits

21	Subsidiaries of Curis				X

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.