Form 10-Q
period 2007-06-30
CURIS INC
filed 2007-07-31
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 27, 2007, there were 49,533,950 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARY QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,167,137	$18,829,332
Marketable securities	15,061,066	17,826,675
Accounts receivable	283,419	1,315,412
Prepaid expenses and other current assets	231,555	541,182

Total current assets	30,743,177	38,512,601

Property and equipment, net	3,209,547	4,393,604
Long-term investment—restricted	201,844	201,844
Goodwill	8,982,000	8,982,000
Deposits and other assets, net	21,562	178,204

	$43,158,130	$52,268,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$1,115,634	$1,246,289
Accounts payable	1,182,852	1,461,195
Accrued liabilities	1,174,828	1,529,337
Deferred revenue, current portion	1,240,913	1,755,160

Total current liabilities	4,714,227	5,991,981
Debt obligations, net of current portion	40,038	733,333
Deferred revenue, net of current portion	7,657,021	9,131,673
Other long-term liabilities	428,439	514,127

Total liabilities	12,839,725	16,371,114

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 50,581,657 and 49,533,950 shares issued and outstanding, respectively, at June 30, 2007 and 50,381,561 and 49,333,854 shares issued and outstanding, respectively, at December 31, 2006	505,817	503,816
Additional paid-in capital	727,168,936	725,271,688
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(56,526)	(111,390)
Accumulated deficit	(696,421,812)	(688,883,495)
Accumulated other comprehensive income	13,264	7,794

Total stockholders’ equity	30,318,405	35,897,139

	$43,158,130	$52,268,253

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Research and development contracts	$682,281	$2,783,413	$1,965,154	$5,356,358
License fees	546,443	321,663	1,626,356	613,247

Gross Revenues	1,228,724	3,105,076	3,591,510	5,969,605
Contra-revenues from co-development with Genentech	—	(546,191)	—	(1,372,291)

Net Revenues	1,228,724	2,558,885	3,591,510	4,597,314

COSTS AND EXPENSES:
Research and development	3,046,824	3,840,313	6,342,439	7,324,958
General and administrative	2,359,186	2,962,165	5,310,771	5,847,903
Amortization of intangible assets	—	8,282	—	27,050

Total costs and expenses	5,406,010	6,810,760	11,653,210	13,199,911

Loss from operations	(4,177,286)	(4,251,875)	(8,061,700)	(8,602,597)

OTHER INCOME (EXPENSE):
Interest income	328,957	394,310	694,309	768,159
Other expense	(125,075)	—	(113,811)	—
Interest expense	(24,140)	(66,630)	(57,115)	(138,751)

Total other income, net	179,742	327,680	523,383	629,408

Net loss	$(3,997,544)	$(3,924,195)	$(7,538,317)	$(7,973,189)

Net loss per common share (basic and diluted)	$(0.08)	$(0.08)	$(0.15)	$(0.16)

Weighted average common shares (basic and diluted)	49,408,100	49,032,837	49,381,508	48,944,392

Net loss	$(3,997,544)	$(3,924,195)	$(7,538,317)	$(7,973,189)
Unrealized gain on marketable securities	7,990	12,512	5,470	25,330

Comprehensive loss	$(3,989,554)	$(3,911,683)	$(7,532,847)	$(7,947,859)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,538,317)	$(7,973,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786,593	656,482
Stock-based compensation expense	1,798,373	1,875,976
Gain on sale of assets	(68,329)	—
Impairment of investments	145,000	—
Impairment of assets	318,380
Amortization of intangible assets	—	27,050
Realized foreign currency exchange gain	(26,935)	—
Changes in operating assets and liabilities:
Accounts receivable	1,058,928	434,878
Prepaid expenses and other assets	321,269	(73,575)
Accounts payable and accrued liabilities	(724,194)	1,321,947
Deferred revenue	(1,988,899)	1,904,114

Total adjustments	1,620,186	6,146,872

Net cash used in operating activities	(5,918,131)	(1,826,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(14,085,990)	(24,978,415)
Sales of marketable securities	16,857,069	28,902,853
Purchases of property and equipment	(49,276)	(69,960)
Net proceeds from sale of assets	196,689	—

Net cash provided by investing activities	2,918,492	3,854,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	155,740	88,205
Repayments of principal obligations under note payable and capital leases	(818,296)	(616,667)

Net cash used in financing activities	(662,556)	(528,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,662,195)	1,499,699
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,829,332	22,310,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,167,137	$23,809,997

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with conversion of note payable to Becton Dickinson	$—	$2,605,280

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is seeking to leverage its innovative biological signaling pathway drug technologies to create new targeted medicines primarily to treat cancer, and also to treat several other medical indications for which there are substantial unmet therapeutic needs. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. The Company’s product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. In expanding its drug development efforts in the field of cancer, the Company is building upon its previous experiences in targeting signaling pathways in its current programs in the areas of cancer, neurological disease and cardiovascular disease. The Company operates in a single reportable segment: developmental biology products. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2007 and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended June 30, 2008 are classified as long-term deferred revenue. As of June 30, 2007, the Company has short- and long-term deferred revenue of $1,241,000 and $7,657,000, respectively, related to its collaborations.

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

Under the terms of the agreement, the Company has primary responsibility for research and development activities and Genentech is primarily responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-front license fee of $3,000,000 and agreed to fund up to $6,000,000 for research and development activities during the initial two-year research term, subject to its termination rights, with an option to extend the initial two-year research term for up to two additional years in one-year increments. In January 2007, Genentech informed the Company that it would not extend the research term beyond the initial two-year term ending on March 31, 2007.

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

As a result of Genentech’s decision not to extend the research term, the Company’s estimated performance period was changed during the fourth quarter of 2006 to coincide with the March 31, 2007 research term end date, and the Company accelerated amortization of the unamortized up-front license fee and the remaining amount of research funding to which the Company was entitled. Revenue for the three- and six-month periods ended June 30, 2006 was recognized as the research services were provided assuming a four-year term through March 2009 at a rate of $312,500 per full-time equivalent. Revenue for the three-month period ended March 31, 2007 was recognized as the research services were provided at a rate of $562,500 per full-time equivalent, which includes the effect of accelerating revenue recognition on the unamortized portion of the up-front license fee.

The Company recorded revenue under this collaboration of $1,577,000 and $1,969,000 during the six-month periods ended June 30, 2007 and 2006, respectively. Of this amount, approximately $938,000 and $375,000 was attributed to the amortization of the up-front license fee and is included in “License fees” within the Revenue section of the Company’s Consolidated Statement of Operations for the six-month periods ended June 30, 2007 and 2006, respectively. In addition, the Company recorded $639,000 and $1,594,000 related to research services performed by the Company’s full-time equivalent researchers for the six-month periods ended June 30, 2007 and 2006, respectively, and is included within “Research and development contracts” within the Revenues section of the Company’s Consolidated Statement of Operations. No amounts were recorded as revenue under this collaboration for the three months ended June 30, 2007 and there was no remaining deferred revenue related to this collaboration as of June 30, 2007.

The Company believes that contingent cash payments tied to preclinical, clinical development and drug approval objectives under this collaboration may not constitute substantive milestones since the successful achievement of these objectives may not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. However, because the Company has no future deliverables under the agreement, it expects to recognize any such contingent payments as revenue in “License fees” in the Company’s Revenues section of its Consolidated Statement of Operations if and when the milestones are met.

5. Termination of September 2005 Procter & Gamble Collaboration

On September 18, 2005, the Company entered into a collaboration, research and license agreement with Procter & Gamble to evaluate and seek to develop potential treatments for hair growth regulation and skin disorders utilizing the Company’s Hedgehog agonist technology.

Under the terms of the agreement, the Company granted Procter & Gamble an exclusive, worldwide, royalty-bearing license for the development and commercialization of topical dermatological and hair growth products that incorporate the Company’s Hedgehog agonist technology. In accordance with the terms of the agreement, the parties agreed to jointly undertake a research program with the goal of identifying one or more compounds to be developed and commercialized by Procter & Gamble.

Under the agreement, Procter & Gamble paid the Company an up-front license fee of $500,000 and agreed to fund up to $600,000 for two Curis full-time equivalents providing research and development activities during the initial one-year research term. In September 2006, Procter & Gamble exercised its option to extend additional research funding through September 2007 for one-third of a full-time equivalent for $83,000.

The Company applied the provisions of Emerging Issues Task Force Issue No. 00-21 and determined that its deliverables represented a single unit of accounting. Because the Company could not reasonably estimate the total level of effort required over the performance period, it was recognizing revenue on a straight-line basis over the performance period, which it had originally estimated to be six years through September 2011. The original performance period was based on the Company’s expectation that it would exercise a co-development option under the agreement, which provided that the Company would jointly fund development costs and participate on a clinical development steering committee through Phase IIb clinical trials. The steering committee effort was also expected to be consistent over the performance period. The Company has attributed an aggregate of

$2,183,000 to the undelivered research and steering committee services. This amount is comprised of (i) a $500,000 up-front fee, (ii) $683,000 in research funding, and (iii) a $1,000,000 contingent cash payment that the Company received in March 2006 upon the achievement of a preclinical development objective.

On May 9, 2007, Procter & Gamble notified the Company of Procter & Gamble’s decision to terminate the collaboration effective November 9, 2007. As a result of Procter & Gamble’s decision to terminate the license agreement, the Company’s estimated performance period was changed during the second quarter of 2007 to coincide with the November 9, 2007 termination date, and the Company accelerated amortization of the unamortized up-front license fee and the remaining amount of research funding to which the Company was entitled.

The Company recorded revenue under this collaboration of $823,000 and $475,000 during the six-month periods ended June 30, 2007 and 2006, respectively. Of this amount, approximately $549,000 and $102,000 was attributed to the amortization of the $500,000 up-front license fee and the $1,000,000 contingent cash payment received in March 2006 and is included in “License fees” within the Revenue section of the Company’s Consolidated Statement of Operations for the six-month periods ended June 30, 2007 and 2006, respectively. Of the remaining amounts, $235,000 and $50,000 were related to research services performed by the Company’s full-time equivalents for the six months ended June 30, 2007 and 2006, respectively, and $39,000 and $323,000 for the six months ended June 30, 2007 and 2006, respectively, related to expenses incurred on behalf of Procter & Gamble by the Company for which Procter & Gamble is obligated to reimburse the Company and have met the revenue recognition provisions of EITF 99-19. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations. As of June 30, 2007, the Company had recorded in its consolidated balance sheet $987,000 in short-term deferred revenue related to this collaboration.

6. Termination of November 2002 Ortho Biotech License Agreement

In November 2002, the Company licensed certain of its broad bone morphogenetic protein, or BMP, technology portfolio to Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies. The transaction related to all of the Company’s proprietary BMP compounds including BMP-7, which has been studied in animal models as a treatment for chronic kidney disease and systemic complications, such as renal osteodystrophy, a form of bone disease, and blood vessel complications that have been associated with chronic kidney disease.

On May 18, 2007, Ortho Biotech Products provided Curis with written notice that it intends to terminate the license agreement. Pursuant to the license agreement, the agreement will terminate 90 days from this notice, or on August 16, 2007. On the termination date, the licenses granted by Curis to Ortho Biotech Products shall terminate. The Company intends to seek to license this technology to a third party collaborator. No amounts were recorded as revenue under this collaboration for the three and six months ended June 30, 2007 and 2006, and there is no remaining deferred revenue related to this collaboration as of June 30, 2007.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued compensation	$648,000	$578,000
Professional fees	161,000	200,000
Facility-related costs	237,000	484,000
Other	129,000	267,000

Total	$1,175,000	$1,529,000

8. Investments in Privately-Held Companies

As of June 30, 2007, the Company holds equity investments in two privately-held former collaborators of the Company, Aegera Therapeutics and ES Cell International (“ESI”). Equity investments in privately-held companies are reflected in the accompanying consolidated financial statements at cost, as adjusted for impairment. On a quarterly basis, the Company re-evaluates its investments in privately-held companies to determine if the carrying values have been impaired. During the quarter ended June 30, 2007, the Company determined that the carrying value of ESI’s stock recorded at the Company’s consolidated balance sheet was in excess of the fair value of the asset. Accordingly, the Company recorded a charge to “Other expense” of $145,000 by writing down the carrying value of its investment in ESI equity securities to $5,000 during the quarter ended June 30, 2007.

9. Property and Equipment

In the fourth quarter of 2006, the Company initiated a realignment of its research programs, shifting its focus to its later-stage preclinical drug development programs and de-emphasizing its discovery research programs. The Company revised its estimates of the depreciable lives on the remaining equipment being used in its discovery screening research programs as a result of two of the Company’s discovery programs ending during 2006. Beginning in the fourth quarter of 2006, equipment with a net book value of $988,000 was being depreciated over a period ending in December 2008.

In March 2007, the Company’s BMP-7 small molecule screening agreement with Centocor (a Johnson & Johnson subsidiary) concluded in accordance with the terms of contract. Under the terms of the screening agreement, Centocor maintained an option to exclusively negotiate a broader BMP-7 screening agreement. However, during the second quarter of 2007, Centocor notified the Company that it would not opt to negotiate a further BMP-7 small molecule agreement. The BMP-7 small molecule screening program was the only remaining program utilizing the majority of the Company’s existing discovery screening equipment.

The Company determined that it would not fund the program internally and, as a result, during the three months ended June 30, 2007, recorded property and equipment impairment charges of $318,000, which is net of estimated proceeds of $100,000, because this discovery equipment could not be used on other ongoing programs. This impairment charge has been reported within the “Research and development” line item within the Expenses section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2007.

10. Long-Term Debt

Long-term debt, including accrued interest, consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Notes payable to financing agencies for capital purchases	$1,156,000	$1,980,000
Less—current portion	(1,116,000)	(1,246,000)

Total long-term debt obligations	$40,000	$734,000

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

On December 9, 2005, the Company converted $1,450,000 borrowed under a separate loan agreement with the Boston Private Bank & Trust Company into a 36-month term note that bears interest at a fixed rate of 7.95% for the repayment period. Under the terms of the note payable, the Company is required to make equal monthly payments of $40,278 plus any accrued interest beginning on January 1, 2006, and extending through July 2008, due to the early pre-payment of the principal obligation of $202,000 in March 2007.

During the six months ended June 30, 2007, the Company sold certain of its assets with a net book value of $129,000. Gross proceeds from the sale of these assets were $202,000 and were directly remitted to Boston Private Bank & Trust and applied to the principal obligation outstanding under this loan agreement. None of the terms of the loan were changed as a result of the sale of assets collateralized under this agreement. The Company also recorded expenses of $5,000 related to this sale resulting in a net gain on sale of assets of $68,000, which was reflected as a reduction of “Research and development expenses” in the Company’s Consolidated Statement of Operations for the six-month period ended June 30, 2007. Any future proceeds from the sale of collateralized assets will be applied to the Company’s outstanding principal obligations under its loan agreements with the Boston Private Bank & Trust Company.

These loans are collateralized by all of the Company’s property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of June 30, 2007, the Company is in compliance with the sole covenant under each of the agreements with the Boston Private Bank & Trust Company. The covenant requires the Company to maintain a minimum working capital ratio. Should the Company fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

11. Accounting for Stock-Based Compensation

As of June 30, 2007, the Company had three shareholder-approved, share-based compensation plans: the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Director Stock Option Plan (the 2000 Director Plan) and the 2000 Employee Stock Purchase Plan (the ESPP). For a complete discussion of the Company’s share-based compensation plans, see Note 2(l) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 2, 2007.

During the quarter ended March 31, 2007, stock options to purchase 330,000 common shares were issued under the 2000 Plan, of which stock options to purchase 280,000 common shares were granted to employees, which vest over a four-year period, and 50,000 were granted to non-employees. During the quarter ended June 30, 2007, the Company’s Compensation Committee of its Board of Directors granted stock options to its employees and executive officers to purchase 1,795,000 shares of its common stock under the 2000 Plan. Of the employee options issued during the quarter ended June 30, 2007, stock options to purchase 151,500 common shares will vest one year from their grant date, stock options to purchase 390,000 common shares will vest over a two-year period and stock options to purchase 641,000 common shares will vest over a four-year period. The remaining stock options to purchase 612,500 common shares were issued to the executive officers of the Company with a performance condition and will vest on December 6, 2012 or upon the consummation of a collaboration, licensing or other similar agreement regarding the Targeted Cancer Drug Development Platform that includes an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company, whichever occurs first, subject to the officer’s continued employment. All employee options were issued with exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

During the quarter ended June 30, 2007, the Company’s Board of Directors granted options to purchase 135,000 shares of common stock under the 2000 Plan and options to purchase 30,000 shares of common stock under the 2000 Director Plan to its Board of Directors, which fully vested on the grant date of June 6, 2007. The exercise price of each of these options is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant.

In addition, the Company’s non-employee directors were granted a total of 60,000 shares of common stock under the 2000 Plan at par value, or $0.01 per share. The closing market price of the Company’s common stock on the NASDAQ Global Market on June 6, 2007, the date of the grant, was $1.39 per share. There were no restrictions or vesting requirements related to these awards. Accordingly, the Company recognized $83,000 in compensation expense related to the issuance of the 60,000 shares of common stock during the second quarter of 2007.

The table below summarizes options outstanding and exercisable under the 2000 Plan and the 2000 Director Plan at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 – $ 1.34	841,594	6.81	$1.16	510,094	$1.06
1.39 – 1.95	4,491,045	8.61	1.49	1,488,418	1.54
2.11 – 3.95	2,623,395	5.16	2.97	2,584,330	2.97
3.96 – 5.89	1,977,174	6.85	4.42	1,413,755	4.52
6.91 – 17.94	521,063	3.15	12.81	521,063	12.81
20.00 – 31.15	41,063	0.98	26.97	41,063	26.97

	10,495,334	6.97	$3.05	6,558,723	$3.76

Employee Grants

The Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), beginning January 1, 2006, using the modified prospective transition method. In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the three and six months ended June 30, 2007 and 2006 based on the assumptions noted in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Expected term (years)—Employees	5.5-7	5.5-6.25	5.5-7	5.5-6.25
Expected term (years)—Directors	7	5	7	5
Risk-free interest rate	4.8-4.9%	5.2%	4.5-4.9%	4.9-5.2%
Volatility	91-97%	100-101%	91-97%	100-102%
Dividends	None	None	None	None

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

The aggregate intrinsic value of options outstanding at June 30, 2007 was $65,000, of which all related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2007 and 2006 were $1.10 and $1.67, respectively. As of June 30, 2007, there was approximately

$4,900,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 4.34 years. The intrinsic value of employee stock options exercised during the six months ended June 30, 2007 and 2006 were $13,000 and $2,000, respectively.

For employee stock options with a market performance condition, which was used for a limited number of stock options issued in June 2002 that remained unvested as of January 1, 2006, the Company uses a lattice-based option valuation model. These awards accounted for $5,000 and $18,000 of the employee stock-based compensation expense recorded by the Company for the three months ended June 30, 2007 and 2006, respectively, and $20,000 and $36,000 for the six months ended June 30, 2007 and 2006, respectively. All outstanding unvested performance condition awards will be fully vested in November 2007. The lattice model utilizes assumptions including a 7-year expected life, 2.10% risk-free rate, 116% volatility, and a 0% dividend rate.

During the three- and six-month periods ended June 30, 2007 and 2006, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Compensation expense recognized under ESPP	$18,000	$22,000	$38,000	$39,000
Expected term	6 months	6 months	6 months	6 months
Risk-free interest rate	4.8-5.0%	4.6-5.3%	4.8-5.0%	4.6-5.3%
Volatility	64-71%	70-85%	64-71%	70-85%
Dividends	None	None	None	None

Stock-based compensation for employees for the three and six months ended June 30, 2007 was calculated using the above valuation models and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized. Based on basic and diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 2007 and 2006, the effect on the Company’s net loss per share of stock-based compensation expense recorded under SFAS 123(R) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Employee compensation expense recognized	$869,000	$1,207,000	$1,733,000	$2,038,000
Basic and diluted weighted average shares outstanding	49,408,100	49,032,837	49,381,508	48,944,392
Effect on net loss per share	$0.02	$0.02	$0.04	$0.04

Non-Employee Grants

During the six-month periods ended June 30, 2007 and 2006, the Company granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates, ranging from 3.5 months to 4 years from date of grant. In addition, certain non-employee options vest only upon the achievement of performance objectives. Should the Company terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market at each reporting period, which means that as the Company’s stock price fluctuates, the liability and related expense either increases or decreases. The Company recognized expense of $14,000 and $65,000 related to non-employee stock options for the three and six months ended June 30, 2007, respectively. It reversed expense of $94,000 and $162,000 related to non-employee stock options for the three and six months ended June 30, 2006, respectively, as a result of a decline in the Company’s stock price. As of June 30, 2007, the Company had recorded $57,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Research and development expenses	$87,000	$229,000	$329,000	$484,000
General and administrative expenses	796,000	884,000	1,469,000	1,392,000

Total stock-based compensation expense	$883,000	$1,113,000	$1,798,000	$1,876,000

12. Loss of Subtenant Income

In August 2006, the Company’s subtenant to its 61 Moulton Street facility defaulted on the sublease and vacated the property. The Company has been responsible for the lease payments upon default by the subtenant for which it established a reserve for estimated costs through the lease term which ended April 30, 2007. As of December 31, 2006, this reserve was $245,000 and consisted of the Company’s remaining lease obligations and an estimate of other related facility costs through April 30, 2007.

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

The subtenant’s total obligation to the Company through the April 30, 2007 sublease term was $368,000. On April 16, 2007, the Company entered into a settlement agreement with the subtenant under which it has received approximately $262,000 during the second quarter of 2007. The Company increased the reserve by $50,000 for final estimated costs associated with its obligations through the lease term of April 30, 2007. The remaining $212,000 was applied against “General and administrative expenses” in the Company’s consolidated statement of operations for the six-month period ended June 30, 2007.

During the six months ended June 30, 2007, the Company charged $259,000 against the reserve, which represented the rent obligations and other related facility expenses incurred by the Company related to the leased space, which is no longer in use. The total reserve for remaining costs of $36,000 is included under “Accrued liabilities” within “Current liabilities” in the Company’s consolidated balance sheet as of June 30, 2007, which represents the Company’s estimate of final costs associated with the facility that have not yet been billed. Effective April 30, 2007, the Company vacated the 61 Moulton Street facility.

The subtenant will receive additional contingent cash payments upon the achievement of certain contractually defined preclinical and clinical development objectives assuming the third party does not terminate the agreement. If the first such objective is achieved and upon the subtenant’s receipt of such contingent cash payment, the subtenant would pay the Company the remaining obligation of $106,000. As of June 30, 2007, the Company does not believe that the collection of this amount is reasonably probable and therefore has not been recorded as a receivable in the consolidated financial statements.

13. Income Taxes

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

For the three and six months ended June 30, 2007 and 2006, respectively, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”), capitalized research and development expenditures and research and development credits (“R&D credits”). Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was maintained at June 30, 2007 and December 31, 2006.

As of December 31, 2006, the Company had federal and state NOL carryforwards and federal and state R&D credit carryforwards, which may be available to offset future federal and state income tax liabilities, which expire at various dates starting in 2007 and extending through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre- and post-initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation because the Company continues to maintain a full valuation allowance on its NOL and R&D credit carryforwards. In addition, there could be additional changes in control in the future and the Company does not expect to have any taxable income for the foreseeable future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carryfowards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2007.

14. Basic and Diluted Loss Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Securities consisting of stock options calculated using the treasury stock method, which is weighted based on the number of days outstanding during the respective reporting period and warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan were excluded from diluted net loss per common share as they were antidilutive. Antidilutive securities were 10,283,020 and 9,581,584 as of June 30, 2007 and 2006, respectively, consisting of the following:

	For the six months ended June 30,
	2007	2006
Weighted average stock options outstanding	8,644,209	7,868,260
Warrants outstanding	1,630,976	1,680,976
Shares issuable under ESPP	7,835	32,349

Total antidilutive securities	10,283,020	9,581,585

15. Related Party Transactions

Under its August 23, 2006 consulting agreement, as amended, and its September 14, 2006 Scientific Advisory and Consulting Agreement with Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, the Company incurred $8,000 and $14,000 in related consulting expenses in its consolidated statement of operations for the three- and six-month periods ended June 30, 2007, respectively. The August 2006 consulting agreement terminated in accordance with its term in June 2007, and the September 2006 consulting agreement extends through September 2011, unless terminated earlier in accordance with its terms.

16. New Accounting Pronouncements

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

In June 2007, the FASB issued EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. The EITF affirms that these payments should be capitalized and deferred until the goods have been delivered or the related services have been performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and interim periods in those fiscal years. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a drug discovery and development company that is seeking to leverage our innovative biological signaling pathway drug technologies to create new targeted medicines primarily in the field of cancer, and also to treat several other medical indications for which there are substantial unmet therapeutic needs. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. In certain diseases such as cancer, signaling pathways may be abnormally activated or de-activated. Our product development approach involves using small molecules, proteins or antibodies to modulate these regulatory signaling pathways, for example, to increase the pathway signals when they are insufficient or to decrease them when they are excessive. In expanding our drug development efforts in the field of cancer, we are building upon our previous experiences in targeting signaling pathways under our current programs in the areas of cancer, neurological disease and cardiovascular disease.

Since our inception, we have funded our operations primarily through license fees, research and development funding from our strategic collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $696,422,000 as of June 30, 2007. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to research and development of our product candidates. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. A key driver to our success will be our ability to successfully advance the preclinical development of our internally developed Targeted Cancer Drug Development Platform programs, to commence and complete clinical trials, both for our internally developed programs and our programs under development in collaboration with our strategic collaborators, and to successfully commercialize products on the basis of these programs.

Our Proprietary Research and Development Programs

Our internally developed Targeted Cancer Drug Development Platform programs are primarily focused upon designing multiple classes of multi-target drugs for cancer therapy. For a majority of these drug programs, compounds are being designed by covalently linking at least two active drug components, or pharmacophores. Each pharmacophore targets at least one distinct clinically validated cancer target, where Target A remains constant throughout all programs currently under development at Curis, and the other target(s) is a different clinically validated or promising cancer target that varies between programs. Using this platform, a number of individual multi-target inhibitor programs have been initiated to develop inhibitors against a diverse range of cancer targets. We have filed several patent applications covering our multi-target inhibitor programs, including an omnibus application covering the dual pharmacophore concept and several species filings relating to specific classes of compounds.

In the first quarter of this year we announced the selection of our first development candidate, CUDC-101, from the Targeted Cancer Drug Development Platform. CUDC-101 is a multi-target small molecule that is designed to inhibit three clinically validated cancer targets: the Epidermal Growth Factor Receptor (EGFR), Her2, and an undisclosed Target A. To date, we have decided not to disclose Target A for proprietary reasons. We filed a broad series of patents in September 2006 and the one-year provisional period on these original patent filings ends in September 2007. We currently anticipate that we will disclose the identity of Target A after such provisional period lapses. We have initiated formulation and other IND-preparatory preclinical drug development activities. Preliminary preclinical toxicology testing has shown CUDC-101 to be well tolerated and we expect that formal toxicology testing will be initiated early in the fourth quarter of 2007. Assuming the successful completion of these preclinical studies, we expect to file an IND application with the FDA in the first quarter of 2008. In addition, we expect that we will select an additional development compound from our Targeted Cancer Drug Development Platform in late 2007. Assuming that we meet this selection date and that subsequent preclinical studies are successful, we anticipate that we will file an IND application for this second development candidate by the end of 2008. We also currently plan to select at least one additional development compound from this platform in 2008.

Going forward, we intend to hire clinical development and regulatory employees in 2007 and beyond and we will seek to advance one or more of our proprietary multi-target cancer programs into at least the early stages of clinical testing on our own. We also plan to continue to seek corporate collaborators for the further development and commercialization of at least one of our multi-target cancer programs from this platform. When evaluating potential collaborative opportunities, we plan to seek to retain significant rights and involvement and/or control in at least the early stages of clinical development. We are currently meeting with potential collaborators for CUDC-101, but we are not in any advanced negotiations, with new or existing collaborators, relating to this or other programs.

Our Research and Development Programs under Collaboration

Hedgehog Collaborations:

We currently have strategic collaborations with Genentech and Wyeth to develop therapeutics that modulate the signaling of the Hedgehog pathway. Our June 2003 collaboration with Genentech includes our most advanced program, , a small molecule antagonist of the Hedgehog signaling pathway that is currently in Phase I clinical testing. Genentech is currently conducting a 50-patient phase I clinical trial to test a systemically administered Hedgehog antagonist in cancer. The primary objectives of the phase I clinical trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities and to characterize the pharmacokinetic and pharmacodynamic properties of the drug candidate. The patient population is selected from adults with locally advanced or metastatic solid tumors that have relapsed after first and second line therapy or for whom no clinically beneficial therapy exists. Research and development efforts under this Genentech collaboration are ongoing at Genentech.

Our January 2004 collaboration with Wyeth is currently focused on the development of Hedgehog agonists, which include both small molecule and Hedgehog protein-based therapeutic candidates, for use in treating neurologic disorders such as stroke and for cardiovascular disease indications. Both of these programs are currently in preclinical development with research being conducted at Wyeth and Curis. Wyeth is currently providing research funding for five researchers under this collaboration through February 9, 2008.

Other Collaborations:

In addition to our Hedgehog antagonist collaboration, in April 2005 we entered into a second collaboration with Genentech focused on the discovery and development of small molecule compounds that modulate the Wnt signaling pathway. We conducted research activities under this collaboration from April 2005 until March 2007, upon which Genentech assumed all future responsibility for the remaining future development of this program. We do not expect that we will receive future research funding under this program. Future revenues, if any, under this collaboration will be recognized for any contingent cash payments that we would receive should Genentech advance drug candidates under this collaboration to certain development objectives. We are also eligible to receive royalties on product sales, should any products under this collaboration be successfully commercialized.

In September 2005, we entered into a collaboration agreement with Procter & Gamble, which was principally focused on the development of topically applied Hedgehog agonist compounds for hair growth regulation. On May 9, 2007, Procter & Gamble notified us of its decision to terminate this collaboration agreement. Pursuant to the collaboration agreement, the agreement will terminate in six months from the date of notice, or November 9, 2007. We currently do not expect to further develop Hedgehog agonist compounds for hair growth regulation.

In November 2002, we entered into an agreement with Ortho Biotech Products in which Ortho Biotech obtained the exclusive rights to develop and commercialize products based on our BMP-7 technology. On May 18, 2007, Ortho Biotech Products provided us with written notice that it intends to terminate this license agreement. Pursuant to the license agreement, the agreement will terminate 90 days from this notice, or on August 16, 2007. On the termination date, the licenses granted by us to Ortho Biotech Products shall terminate and we are free to re-license the technology. We intend to seek to license this technology to a third party collaborator.

Our current collaborations, which include our two agreements with Genentech and our collaboration with Wyeth generally provide for our research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional payments principally if specified development and regulatory approval objectives are achieved. We are also entitled to receive royalty payments upon the successful commercialization of any products based upon the collaboration. These strategic collaboration and license agreements include over $500,000,000 in contingent cash payments that are tied principally to the achievement of future development objectives and regulatory approval objectives. We cannot assume that any of such objectives will be achieved in a timely manner, if at all. As of June 30, 2007, we have received $3,250,000 in contingent cash payments under our existing collaborations.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of other product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, the timing of the receipt of payments from collaborators and the cost and outcome of any clinical trials then being conducted. We anticipate that existing capital resources at June 30, 2007, together with the payment of all contractually-defined research funding payments but excluding any cash payments that are contingent upon the achievement of defined development objectives under our collaborations and research programs with Wyeth, assuming this contract is not earlier terminated, should enable us to maintain current and planned operations into the fourth quarter of 2008. Our ability to continue funding our planned operations into and beyond into the fourth quarter of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under Item 1A, “Risk Factors.”

Revenue. We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our current and former strategic collaborators and licensees. Our share of the co-development costs for our basal cell carcinoma program were recorded as a reduction to any revenue recognized under our collaborations with Genentech in accordance with EITF 01-9. On August 31, 2006, we ceased our participation in co-development and we do not expect to record any additional contra-revenues. Genentech will be solely responsible for all development decisions and costs subsequent to August 31, 2006, and we are entitled to cash payments upon the occurrence of certain development objectives and royalties on product sales, if any should occur.

Our current third-party research funding consists solely of payments by Wyeth for five researchers through February 9, 2008. Accordingly, for the majority of our programs under collaboration, our future revenues are limited to (i) the amortization of previously received license payments, (ii) potential future cash payments, if any, that are contingent upon the successful completion principally of contractually defined development and regulatory approval objectives, and (iii) royalty payments upon the successful commercialization of any products based upon the collaboration.

In the future, we will seek to generate revenues from a combination of license fees, research and development funding, milestone payments and royalties resulting from strategic collaborations relating to the development of products that incorporate our intellectual property, and from sales of any products that we successfully develop and commercialize, either alone or in collaboration. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments, if any, received under our existing and any future strategic collaborations and license arrangements, and the amount and timing of payments that we receive upon the sale of our products, to the extent that any are successfully commercialized.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense for employee share-based payments. Research and development expenses also include the costs of supplies and reagents, outside service costs including medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We believe that our research and development expenses will neither increase nor decrease significantly in 2007 as compared to 2006. We expect, however, that a majority of our research and development effort and expense will continue to shift from our work primarily in the Hedgehog pathway and our various discovery programs, to the development of programs under our Targeted Cancer Drug Development Platform. We also expect that in the near-term we will maintain approximately the same number of researchers as we currently employ, but will increase our clinical development and regulatory capacities. In addition, in the near-term we expect to continue contracting between 20-30 medicinal chemists in an effort to rapidly advance our programs under the Targeted Cancer Drug Development Platform.

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

•	Preclinical means we are seeking to obtain demonstrations of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates; and

•	Discovery means that we are searching for compounds that may be relevant for treating a particular disease area.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog systemic small molecule	Cancer	Genentech	Phase I
CUDC-101	Cancer	Internal Development	Development candidate
Multi-target inhibitors	Cancer	Internal Development	Preclinical
Hedgehog systemic antibody antagonist	Cancer	Genentech	Preclinical
Wnt signaling pathway	Cancer	Genentech	Discovery
Hedgehog small molecule agonist or protein	Nervous system disorders	Wyeth	Preclinical
BMP-7 protein (1)	Kidney disease and other disorders	Ortho Biotech Products	Preclinical
Hedgehog protein/agonist	Cardiovascular disease	Wyeth	Preclinical

(1)	On May 18, 2007, Ortho Biotech Products provided us with written notice that it intends to terminate our November 2002 BMP-7 license agreement. Pursuant to the license agreement, the agreement will terminate 90 days from this notice, or on August 16, 2007. On the termination date, the licenses granted by us to Ortho Biotech Products shall terminate and we are free to re-license the technology.

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

Strategic Collaborations and License Agreements. Since inception, substantially all of our revenues have been derived from collaborations and other research and development arrangements with third parties. As of June 30, 2007, we have ongoing collaborations with Genentech (June 2003 Hedgehog Antagonist, April 2005 Wnt Signaling) and Wyeth Pharmaceuticals (January 2004 Hedgehog Agonist). For a detailed discussion of these arrangements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Strategic Alliances and License Agreements” in our annual report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC.

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

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it were determined that the carrying value of our other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure an impairment based on application of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2006, we initiated a realignment of our research programs, focusing on later-stage preclinical drug development programs and de-emphasizing our earlier discovery research programs. As a result, in 2006 we recorded an impairment charge of $148,000 related to certain of our equipment that was no longer used in our discovery or other programs. In addition, we revised our estimates of the depreciable lives on the remaining equipment currently being used in our discovery research programs as a result of two of our discovery screening programs ending in late 2006 and early 2007.

In March 2007, our BMP-7 small molecule screening agreement with Centocor (a Johnson & Johnson subsidiary) concluded in accordance with the terms of contract. Under the terms of the screening agreement, Centocor maintained an option to exclusively negotiate a broader BMP-7 screening agreement. However, during the second quarter of 2007, Centocor notified us that it would not opt to negotiate a further BMP-7 small molecule agreement. The BMP-7 small molecule screening program was the only remaining program utilizing the majority of our existing discovery screening equipment.

We determined that we would not fund the program internally and, during the three months ended June 30, 2007, recorded property and equipment impairment charges of $318,000, which is net of estimated proceeds of $100,000, because this discovery could not be used on other ongoing programs. Proceeds from the sale of this equipment will be applied to our outstanding debt obligations with the Boston Private Bank & Trust Company. This impairment charge has been reported within the “Research and development” line item within the Expenses section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2007. We will continue to review our estimates of remaining useful lives related to assets currently being used on our remaining programs. Any future changes to the estimated useful lives of our assets could have a material impact on our financial statements.

As of June 30, 2007, we also hold equity investments in two privately-held former collaborators, Aegera Therapeutics and ES Cell International (“ESI”). Equity investments in privately-held companies are reflected in the accompanying consolidated financial statements at a value based on our best estimate of the fair value of such investments. When determining the fair values of such investments, we generally consider such factors as the fair value paid by outside investors for similar equity in such companies, the liquidity of the investment and both company-specific and macroeconomic factors that may have affected values since the last such investment by outside investors. On a quarterly basis, we re-evaluate our investments in privately-held companies to determine if its carrying value has been impaired. During the quarter ended June 30, 2007, we determined that the carrying value of ESI’s stock was in excess of the fair value of the asset. Accordingly, we recorded a charge of $145,000 by writing down the carrying value of our investment in ESI equity securities to $5,000 during the quarter ended June 30, 2007.

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

In June 2007, the FASB issued EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 is limited to non-refundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. The EITF affirms that these payments should be capitalized and deferred until the goods have been delivered or the related services have been performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and interim periods in those fiscal years. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

Results of Operations

Three-Month Periods Ended June 30, 2007 and June 30, 2006

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2007	2006
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$45,000	$1,324,000	(97%)
Wyeth	374,000	618,000	(39%)
Procter & Gamble	242,000	321,000	(25%)
Centocor	—	100,000	(100%)
Spinal Muscular Atrophy Foundation	—	420,000	(100%)
Other	21,000	—	100%

Subtotal	682,000	2,783,000	(75%)
License fees
Genentech	—	188,000	(100%)
Wyeth	64,000	68,000	(6%)
Procter & Gamble	483,000	66,000	632%

Subtotal	547,000	322,000	70%
Gross Revenues	1,229,000	3,105,000	(60%)
Contra-revenues from co-development with Genentech	—	(546,000)	(100%)

Net Revenue	$1,229,000	$2,559,000	(52%)

Gross revenues decreased by $1,876,000 to $1,229,000 for the three months ended June 30, 2007 from $3,105,000 for the same prior year period. This decrease was primarily the result of a decrease in research funding under our collaborations. Two of our research funding arrangements concluded during the fourth quarter of 2006, including the research funding for our Hedgehog antagonist program under collaboration with Genentech and our research funding with the Spinal Muscular Atrophy Foundation. Research funding under our April 2005 collaboration with Genentech for the Wnt signaling pathway and research funding under our screening agreement with Centocor concluded during the first quarter of 2007. The termination of research funding under these four arrangements accounted for $1,799,000 of the decrease in research and development contract revenues. In addition, the number of our scientists for whom we received research funding from Wyeth under our Hedgehog agonist program decreased from eight to five during the first quarter of 2007. We expect that our revenues recognized under our research and development contracts will continue to decline during 2007 as research funding ended on all existing collaborations other than Wyeth.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $225,000 to $547,000 in the second quarter of 2007 from $322,000 for the same period in 2006. The increase was the result of the accelerated amortization of license fee revenue under our collaboration with Procter & Gamble, which resulted in additional revenue of $417,000 for the quarter ended June 30, 2007. On May 9, 2007, Procter & Gamble notified us that it intended to terminate the collaboration agreement effective November 9, 2007, and, as a result, we decreased our estimated performance period under this collaboration from September 2011 to coincide with the license termination date. This increase was offset by a decrease in license fee revenue of $188,000 recognized under our April 2005 collaboration with Genentech that was fully amortized during the first quarter of 2007.

Contra-revenues decreased for the three months ended June 30, 2007 as compared to the same prior year period. We did not record any contra-revenues during the second quarter of 2007, as compared to $546,000 recorded in the prior year period. Contra-revenues represent amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our June 2003 Hedgehog Antagonist collaboration related to the co-development of a topically-applied basal cell carcinoma drug candidate. On August 31, 2006, we ceased our participation in co-development and we do not expect to incur any additional costs related to this program as Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	Collaborator	2007	2006
			(unaudited)	(unaudited)
CUDC-101	Cancer	Internal	$1,066,000	$—	100%
Single and multi-target inhibitors	Cancer	Internal	962,000	386,000	149%
Hh small molecule and antibody antagonist	Cancer	Genentech	21,000	457,000	(95%)
Wnt signaling pathway	Cancer	Genentech	9,000	817,000	(99%)
Hh small molecule agonist	Nervous system disorders	Wyeth	399,000	578,000	(31%)
Hh small molecule agonist	Hair loss	Procter & Gamble	2,000	283,000	(99%)
Discovery research	Neurological and other	Centocor	170,000	249,000	(32%)
Discovery research	Spinal muscular atrophy	SMA Foundation	—	574,000	(100%)
Discovery research	Various	Internal	13,000	267,000	(95%)
Impairment of assets	N/A		318,000	—	100%
Stock-based compensation	N/A		87,000	229,000	(62%)

Total research and development expense			$3,047,000	$3,840,000	(21%)

Our research and development expenses decreased by $793,000, or 21%, to $3,047,000 for the three months ended June 30, 2007 as compared to $3,840,000 for the same period in the prior year. During the fourth quarter of 2006 and first quarter of 2007, research funding concluded on our Hedgehog antagonist and our Wnt signaling pathway programs under separate collaborations with Genentech, as well as our SMA program under a sponsored research agreement with the SMA Foundation. As a result, our spending on these programs decreased $1,818,000 for the three-month period ended June 30, 2007 as compared to the same prior year period.

As the research funding concluded on programs under collaboration, we reallocated certain of these resources to our internal Targeted Cancer Drug Development Platform programs, including CUDC-101 and other single- and multi-target inhibitor drug candidates, which were initiated in the first half of 2006 and accounted for $2,028,000, or 67%, of our second quarter 2007 research expense compared to $386,000 for the same prior year period. Spending on our collaborator-funded programs with Wyeth for the Hedgehog agonist and Procter & Gamble for our Hedgehog topical agonist decreased $460,000 as a result of fewer researchers supporting the respective programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2007	2006
Personnel	$724,000	$715,000	1%
Occupancy and depreciation	(94,000)	154,000	(161%)
Legal services	291,000	480,000	(39%)
Consulting and professional services	352,000	412,000	(15%)
Insurance costs	122,000	105,000	16%
Other general and administrative expenses	168,000	212,000	(21%)
Stock-based compensation	796,000	884,000	(10%)

Total general and administrative expenses	$2,359,000	$2,962,000	(20%)

The decrease in general and administrative expenses of $603,000 for the three-month period ended June 30, 2007 was due to decreases in several areas. Occupancy costs decreased $248,000 as a result of proceeds received under a settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility. In addition, our lease on our 61 Moulton Street facility concluded on April 30, 2007, which reduced our overall facilities-related costs during the three months ended June 30, 2007.

In addition, legal costs decreased $189,000 due to decreased patent costs and corporate legal fees associated with the formation of our Chinese subsidiary. Consulting services also decreased $60,000. Other general and administrative expenses, comprised of travel expenses, temporary help, computer and office supplies, decreased $44,000. Finally, stock-based compensation expense decreased by $88,000 in the three months ended June 30, 2007 as compared to the same period in the prior year.

Six-Month Periods Ended June 30, 2007 and June 30, 2006

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2007	2006
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$763,000	$2,682,000	(72%)
Wyeth	828,000	1,225,000	(32%)
Procter & Gamble	274,000	373,000	(27%)
Centocor	73,000	200,000	(64%)
Spinal Muscular Atrophy Foundation	—	864,000	(100%)
Other	27,000	12,000	125%

Subtotal	1,965,000	5,356,000	(63%)
License fees
Genentech	938,000	375,000	150%
Wyeth	140,000	136,000	3%
Procter & Gamble	549,000	102,000	438%

Subtotal	1,627,000	613,000	165%
Gross Revenues	3,592,000	5,969,000	(40%)
Contra-revenues from co-development with Genentech	—	(1,372,000)	(100%)

Net Revenue	$3,592,000	$4,597,000	(22%)

Gross revenues decreased by $2,377,000 to $3,592,000 for the six months ended June 30, 2007 from $5,969,000 for the same prior year period. This decrease was primarily the result of a decrease in research funding under our collaborations that ended in the fourth quarter of 2006 and first quarter of 2007. The termination of research funding under these arrangements accounted for $2,910,000 of the decrease in research and development contract revenues. In addition, the number of our scientists for whom we received research funding from Wyeth under our Hedgehog agonist program decreased from eight to five during the first quarter of 2007. We expect that our revenues recognized under our research and development contracts will continue to decline during 2007 as research funding ended on all existing collaborations other than Wyeth.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $1,014,000 to $1,627,000 in the first half of 2007 from $613,000 for the same period in 2006. The increase was the result of the accelerated amortization of license fee revenue under changes in our estimated performance period of our April 2005 Wnt signaling pathway collaboration with Genentech and our September 2005 topical Hedgehog agonist for hair growth regulation with Procter & Gamble. The change in our performance periods under these two collaborations resulted in additional revenue of $1,010,000 for the six months ended June 30, 2007. In the fourth quarter of 2006, Genentech informed us that we it would not extend research funding under the Wnt signaling pathway collaboration. We had originally estimated that Genentech would extend research funding for two one-year periods and, as a result of Genentech’s election to not extend this research funding, we changed our estimated performance period under our April 2005 collaboration with Genentech from March 2009 to coincide with the end of the research term of March 31, 2007. Also, on May 9, 2007, Procter & Gamble notified us that it intended to terminate the collaboration agreement and, as a result, we decreased our estimated performance period under this collaboration from September 2011 to coincide with the license termination date of November 9, 2007.

Contra-revenues decreased for the six months ended June 30, 2007 as compared to the same prior year period. We did not record any contra-revenues during the first half of 2007, as compared to $1,372,000 recorded in the prior year period. Contra-revenues represent amounts owed for the reimbursement of our equal share of costs incurred by Genentech under our collaboration related to the co-development of a basal cell carcinoma drug candidate. On August 31, 2006, we ceased our participation in co-development and we do not expect to incur any additional costs related to this program as Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	Collaborator	2007	2006
			(unaudited)	(unadutied)
CUDC-101	Cancer	Internal	$1,066,000	$—	100%
Multi-target inhibitors	Cancer	Internal	2,667,000	386,000	591%
Hh small molecule and antibody antagonist	Cancer	Genentech	56,000	1,000,000	(94%)
Wnt signaling pathway	Cancer	Genentech	635,000	1,549,000	(59%)
Hh small molecule agonist	Nervous system disorders	Wyeth	841,000	1,260,000	(33%)
Hh small molecule agonist	Hair loss	Procter & Gamble	19,000	561,000	(97%)
Discovery research	Neurological and other	Centocor	432,000	428,000	1%
Discovery research	Spinal muscular atrophy	SMA Foundation	—	1,210,000	(100%)
Discovery research	Various	Internal	47,000	447,000	(89%)
Gain on sale of assets	N/A		(68,000)	—	(100%)
Impairment of assets	N/A		318,000	—	100%
Stock-based compensation	N/A		329,000	484,000	(32%)

Total research and development expense			$6,342,000	$7,325,000	(13%)

Our research and development expenses decreased by $983,000, or 13%, to $6,342,000 for the six months ended June 30, 2007 as compared to $7,325,000 for the same period in the prior year primarily as a result of several funded programs concluding. During the fourth quarter of 2006 and first quarter of 2007, research funding concluded on our Hedgehog antagonist and our Wnt signaling pathway programs under separate collaborations with Genentech, as well as on our SMA program under a sponsored research agreement with the SMA Foundation. As a result, our spending on these programs decreased $3,068,000 for the six-month period ended June 30, 2007 as compared to the same prior year period.

As the research funding concluded on programs under collaboration, we reallocated certain of these resources to our internal Targeted Cancer Drug Development Platform programs, including CUDC-101 under development, which were initiated in the second quarter of 2006 and accounted for $3,733,000, or 59%, of our 2007 research expense through June 30, 2007 compared to $386,000 for the same prior year period. Spending on our collaborator-funded programs with Wyeth for the Hedgehog agonist and Procter & Gamble for our Hedgehog topical agonist decreased $961,000 as a result of fewer researchers supporting the respective programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2007	2006
Personnel	$1,428,000	$1,509,000	(5%)
Occupancy and depreciation	(20,000)	406,000	(105%)
Legal services	1,052,000	1,091,000	(4%)
Consulting and professional services	682,000	820,000	(17%)
Insurance costs	245,000	210,000	17%
Other general and administrative expenses	455,000	420,000	8%
Stock-based compensation	1,469,000	1,392,000	6%

Total general and administrative expenses	$5,311,000	$5,848,000	(9%)

The decrease in general and administrative expenses of $537,000 for the six-month period ended June 30, 2007 was primarily due to a decrease in occupancy costs of $426,000. During the six months ended June 30, 2007, we received $262,000 in proceeds under an April 2007 settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility, of which $212,000 was recorded as a reduction of expense. In addition, our lease on our 61 Moulton Street facility concluded on April 30, 2007, which reduced our overall facilities-related costs.

In addition, professional and consulting services decreased $138,000 as a result of expenses incurred for the restatement of our prior financial statements during the first quarter of 2006.

Liquidity and Capital Resources

We have financed our operations primarily through license fees and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $30,228,000, excluding restricted long-term investments of $202,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We also maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations.

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

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. In general, our only source of cash flows from operations for the foreseeable future will be up-front license payments from new collaborations, contingent cash payments for the achievement of development objectives if any are met and funded research and development that we may receive under collaboration agreements. Except for five researchers who are funded by Wyeth through February 9, 2008, substantially all of our research staff is working on developing drug candidates from our Targeted Cancer Drug

Development Platform. Accordingly, for the majority of our programs under collaboration, our future revenues are limited to (i) the amortization of previously received license payments, (ii) potential future cash payments, if any, that are contingent upon the successful completion principally of contractually defined development and regulatory approval objectives, and (iii) royalty payments upon the successful commercialization of any products based upon the collaboration. The timing of or entrance into any new collaboration agreements and any contingent cash payments under existing collaboration agreements are not assured, cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash used in operating activities was $5,918,000 for the six-month period ended June 30, 2007 as compared to $1,826,000 for the six-month period ended June 30, 2006. Cash used in operating activities during the six-month period ended June 30, 2007 was primarily the result of our net loss of $7,538,000 offset by increases in operating cash resulting from non-cash charges, including stock-based compensation expense of $1,798,000, depreciation of $787,000 and impairment of assets of $463,000 during the six-month period ended June 30, 2007. In addition, changes in certain operating assets and liabilities offset these increases in operating cash during the six months ended June 30, 2007. Specifically, our accounts payable and accrued liabilities decreased $724,000 and our deferred revenue decreased $1,989,000 as a result of accelerated license fee amortization under our Genentech and Procter & Gamble collaborations. During the first half of 2007, we also collected $1,059,000 of our accounts receivable primarily related to our Micromet settlement.

Cash used in operating activities during the six-month periods ended June 30, 2006 was primarily the result of our net loss for the period partially offset by non-cash charges including stock-based compensation of $1,876,000 and depreciation of $656,000. In addition, increases in operating cash resulted from changes in certain operating assets and liabilities during the six-month period ended June 30, 2006.

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

Investing activities provided cash of $2,918,000 for the six-month period ended June 30, 2007 as compared to $3,854,000 in the six-month period ended June 30, 2006. Cash generated by investing activities resulted principally from $2,771,000 and $3,924,000 in net investment sales for the six months ended June 30, 2007 and 2006, respectively. In addition, for the six months ended June 30, 2007, we received $197,000 in net proceeds from the sale of certain of our assets. We currently do not expect to undertake any significant capital projects during 2007.

Financing activities used cash of approximately $663,000 for the six-month period ended June 30, 2007, resulting from repayment of $818,000 on our notes with the Boston Private Bank & Trust Company, $202,000 of which resulted from the sale of certain of our assets during the quarter. Offsetting this decrease, we received approximately $156,000 as proceeds from the issuance of common stock. Financing activities used approximately $528,000 of cash for the six-month period ended June 30, 2006, resulting primarily from repayment of $617,000 in debt for the purchase of fixed assets.

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

On December 9, 2005, we converted $1,450,000 financed under a separate loan agreement with the Boston Private Bank & Trust Company, into a 36-month term note that bears interest at a fixed rate of 7.95% for the repayment period. Under the terms of the note payable, we are required to make equal monthly payments of $40,278 plus any accrued interest beginning on January 1, 2006 extending through the 36-month term. During the six months ended June 30, 2007, we sold certain of our assets for which we received $202,000 in gross proceeds. The total proceeds were remitted to Boston Private Bank & Trust and were applied to the principal obligation outstanding under this loan agreement. None of the terms of the loan were changed as a result of the sale of assets collateralized under this agreement.

These loans are collateralized by all of our property, plant and equipment assets, except for fixtures and those that are purchased after March 23, 2005 under purchase money arrangements with equipment lenders. As of June 30, 2007, we were in compliance with the sole covenant under each of these financing agreements. The covenant requires us to maintain a minimum working capital ratio. Should we fail to pay amounts when due or fail to maintain compliance with the covenant under the agreements, the entire obligation becomes immediately due at the option of the Boston Private Bank & Trust Company.

We anticipate that existing capital resources at June 30, 2007, together with the payment of all contractually-defined research funding payments but excluding any cash payments that are contingent upon the achievement of defined development objectives under our collaborations and research programs with Wyeth, assuming this contract is not earlier terminated, should enable us to maintain current and planned operations into the fourth quarter of 2008. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond into the fourth quarter of 2008 is dependent upon the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through entering into additional corporate collaborations, equity or debt financings, or from other sources of financing. Our ability to generate sufficient cash flows depends on a number of factors, including the ability of either us, or our collaborators, to obtain regulatory approval to market and commercialize products to treat indications in major commercial markets. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to incur substantial operating losses for the foreseeable future, and we have no current sources of material ongoing revenue. As of June 30, 2007, we had an accumulated deficit of approximately $696,422,000. If we are not able to commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our product candidates are in early stages of development. As a result, for the foreseeable future, we will need to spend significant capital, particularly on our internally funded proprietary research and development programs in an effort to produce products that we can commercialize. Even if our collaboration agreements provide funding for a portion of our research and development expenses, we will need to generate significant revenues in order to fund our operations and achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section titled “Risk Factors”. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

•	fund our general and administrative costs and expenses; and

•	potentially expand our infrastructure.

We believe that our existing cash, together with the payment of all contractually-defined research funding payments under our collaboration and research program with Wyeth, assuming this contract is not earlier terminated, and working capital should be sufficient to fund our operations into the fourth quarter of 2008; however, our future capital requirements may vary from what we currently expect. There are factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing. These factors, many of which are outside our control, include the following:

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

•	the timing, receipt and amount of sales revenues and/or royalties, if any, that we may receive in the future if any of our product candidates are successfully developed and commercialized; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

We expect to seek additional funding in the near term through public or private financings of debt or equity as well as from additional strategic collaborators. The market for biotechnology stocks in general, and the market for our common stock in particular, is highly volatile. Due to this and various other factors, including general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. If we fail to obtain such additional financing on a timely basis, our ability to continue all of our research and development activities will be adversely affected.

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

Except for our systemically administered Hedgehog antagonist program, which is in a Phase I clinical trial, all of our programs are in various stages of preclinical drug development. Accordingly, our revenues from the sales of any products resulting from our research and development efforts may not occur for several years, if at all. While we may receive contingent cash payments upon the achievement of certain objectives defined within our collaboration agreements, the timing of such payments is uncertain. In addition, the amount of these payments and the methodology that we would record such payments to revenue vary for each of our collaborator agreements. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For example, during the second quarter of 2007, Procter & Gamble terminated our collaboration agreement, which was focused on seeking to develop topically-applied Hedgehog agonist compounds for hair growth regulation. We had originally estimated that our performance period under this collaboration was six years and we were recognizing the payments received under this collaboration over this six-year period, ending September 2011. The termination of this collaboration agreement caused us to change our estimated performance period to coincide with the termination date of November 2007. Accordingly, recognition of deferred revenue related to our Procter & Gamble collaboration will be accelerated and recognized based on the updated performance period.

In addition, as discussed above in March 2006 we determined that certain accounting errors in our financial statements had a material impact on our previously reported financial information. As a result of this determination, we restated our financial results for 2003, 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatement could cause our stock price to decline and could subject us to securities litigation. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 2, 2007.

RISKS RELATING TO OUR COLLABORATIONS

We are dependent on collaborators for the development and commercialization of many of our key product candidates and for substantially all of our revenue. If any of these collaborators terminate our agreements, of if they fail or delay in developing or commercializing our product candidates, our anticipated product pipeline and operating results would suffer.

The success of our strategy for development and commercialization of certain licensed product candidates depends upon our ability to form and maintain productive and successful strategic collaborations. During the six-month period ended June 30, 2007 and the year ended December 31, 2006, $3.6 million and $13.2 million, or 100% and 79%, respectively, of our gross revenue was derived from licensing, research and development and substantive milestone payments we received from collaborators. We currently have two collaborations with Genentech as well as a collaboration with Wyeth Pharmaceuticals, and we are seeking to enter into additional collaborations in the future, including a potential collaboration related to the development of CUDC-101, the first development candidate from our Targeted Cancer Drug Development Platform. To date, our collaborations with Genentech and Wyeth have involved substantial development effort by us, a significant amount of which has been funded by our respective collaborative partner. Our research effort concluded for both of our Genentech programs and the number of researchers being funded by Wyeth declined from eight to five. Accordingly, the third-party funding of our development effort has been significantly reduced or eliminated. As a result of the decreased need for our internal development efforts and the related reduction in third-party funding, we have been required to terminate the employment of or reassign personnel working on such programs to other programs, particularly our programs under our Targeted Cancer Drug Development Platform. We may not be successful in reassigning personnel and we do not have adequate funding on other programs to support such personnel. Moreover, our existing and any future collaborations may not be scientifically or commercially successful.

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

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new strategic collaborations for the development and commercialization of products in our development pipeline. For example, we are currently seeking a corporate collaboration for CUDC-101, which is the first development candidate selected from our propriety Targeted Cancer Drug Development Platform. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a collaboration for CUDC-101 or any additional strategic collaborations or other alternative arrangements. Our research and development pipeline may be insufficient or our programs’ stages of development may be deemed to be at too early of a stage of development for collaborative effort. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. Finally, any such strategic alliances or other arrangements may not result in the successful development and commercialization of products and associated revenue.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We and our collaborators may not achieve our projected research and development goals in the time frames we announce and expect, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and other developments and milestones under our collaboration agreements. For example, we have estimated that we will seek to file an IND to commence clinical trials of CUDC-101 in the first quarter of 2008 and select a second development candidate from our Targeted Cancer Drug Platform in late 2007. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us or our collaborators and the uncertainties inherent in the regulatory approval process. There can be no assurance that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that we or our collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or our collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our product candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the Hedgehog signaling pathway is increasingly competitive. We are developing Hedgehog-based therapies under our collaborations with Genentech in the field of cancer and with Wyeth in the field of neurology . Competitors may discover, characterize and develop Hedgehog-based drug candidates before we do.

In addition, our multi-target inhibitors being developed under our Targeted Cancer Drug Development Platform, which are focused primarily on clinically validated cancer targets, face significant competition from marketed drugs and drugs under development that seek to inhibit the same targets as our drug candidates.

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

We expect competition to intensify in cancer generally and, specifically, in targeted approaches to develop potential cancer therapies as technical advances in the field are made and become more widely known.

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

We expect to expand our operations in the future, including without limitation through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute any such other expansion strategies. We may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating results, including:

•	a diversion of management from our existing operations;

•	increased operating complexity of our business, requiring greater personnel and resources;

•	significant additional cash expenditures to expand our operations and acquire and integrate new businesses and technologies;

•	incurrence of debt, other liabilities and contingent liabilities; and

•	dilutive stock issuances.

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

RISKS RELATING TO PRECLINICAL, CLINICAL AND REGULATORY MATTERS

If preclinical studies and clinical trials of our product candidates are not successful, and we or our collaborators are not able to obtain the necessary regulatory approvals, then we and our collaborators will not be able to commercialize those product candidates on a timely basis, if at all, which would adversely affect our future profitability and success.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our product candidates under development may not be successful. We and our collaborators could experience delays or failures in preclinical or clinical trials of any of our product candidates for a number of reasons. For example:

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

We have very limited experience in conducting clinical trials. We are currently recruiting clinical/regulatory management but we expect to rely primarily on collaborative partners for our programs under collaboration and, to a lesser extent, consultants and contract research organizations for our internal programs for the performance and management of clinical trials of our product candidates. If such third parties fail to perform then we will not be able to successfully develop and commercialize product candidates and grow our business.

We have limited experience in conducting clinical trials. We expect to rely to varying degrees on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights under our existing agreements with Genentech and Wyeth. In most instances, such collaboration partners are fully responsible for conducting clinical trials of product candidates. We have also reserved limited rights to further develop and commercialize products that are subject to current collaborations. In these instances and for product candidates associated with new programs, we will be responsible for clinical trials. While we expect that we will add clinical/regulatory employees, we expect that hiring such employees will be difficult since competition for skilled clinical and regulatory employees is intense. In the near term, we are likely to rely primarily on third parties such as consultants, contract research organizations and other similar entities to completed IND-enabling preclinical studies, create and file IND’s, enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If any such events were to occur, efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Wyeth, we have granted our collaborators exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we or our collaborators may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed healthcare through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. Existing U.S. laws, such as the Medicare Prescription Drug and Modernization Act of 2003, or future legislation to reform healthcare or reduce government insurance programs could also adversely affect prices of our approved products, if any. The cost-containment measures that healthcare providers are instituting and the results of potential healthcare reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our products are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $6.59 and as low as $0.91 per share for the period January 1, 2004 through June 30, 2007. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	announcements regarding new technologies by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our competitors;

•	litigation or public concern about the safety of our potential products;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or our collaborators;

•	any intellectual property lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions; and

•	general market conditions.

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

As of June 30, 2007, we had outstanding approximately 49.5 million shares of common stock. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of stockholders held on June 6, 2007, the following matters were acted upon by our stockholders:

1.	The election of two Class II directors for the ensuing three years; and

2.	The ratification of our appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 43,875,064. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Joseph M. Davie	43,223,560	651,504	—	—	—
Daniel R. Passeri	43,220,533	654,531	—	—	—
Ratification of PricewaterhouseCoopers LLP	43,426,575	—	366,055	82,434	—

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

CURIS, INC.

Dated: July 31, 2007	By:	/s/ MICHAEL P. GRAY
Michael P. Gray
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement and General Release with Mary Elizabeth Potthoff

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350