Form 10-Q
period 2008-06-30
CURIS INC
filed 2008-07-30
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 28, 2008, there were 63,433,660 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,298,426	$17,396,599
Marketable securities	24,615,973	24,062,577
Accounts receivable	209,514	230,467
Prepaid expenses and other current assets	190,074	349,453

Total current assets	34,313,987	42,039,096

Property and equipment, net	2,117,262	2,577,602
Long-term investment—restricted	210,007	210,007
Goodwill	8,982,000	8,982,000
Other assets, net	7,980	7,980

	$45,631,236	$53,816,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$—	$403,832
Accounts payable	1,474,678	3,222,091
Accrued liabilities	1,081,543	1,150,931
Deferred revenue, current portion	—	1,852,518

Total current liabilities	2,556,221	6,629,372
Other long-term liabilities	257,063	342,750

Total liabilities	2,813,284	6,972,122

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 64,477,867 and 63,430,160 shares issued and outstanding, respectively, at June 30, 2008 and 64,288,793 and 63,241,086 shares issued and outstanding, respectively, at December 31, 2007	644,779	642,888
Additional paid-in capital	744,349,682	742,903,399
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(44,871)	(46,286)
Accumulated deficit	(701,242,961)	(695,847,738)
Accumulated other comprehensive income	2,597	83,574

Total stockholders’ equity	42,817,952	46,844,563

	$45,631,236	$53,816,685

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Research and development contracts	$107,810	$682,281	$322,875	$1,965,154
License fees	3,000,000	546,443	4,852,518	1,626,356

Total revenues	3,107,810	1,228,724	5,175,393	3,591,510

COSTS AND EXPENSES:
Research and development	3,200,683	3,046,824	6,676,495	6,342,439
General and administrative	2,124,809	2,359,186	4,540,303	5,310,771

Total costs and expenses	5,325,492	5,406,010	11,216,798	11,653,210

Loss from operations	(2,217,682)	(4,177,286)	(6,041,405)	(8,061,700)

OTHER INCOME (EXPENSE):
Interest income	250,374	328,957	641,109	694,309
Other income (expense)	2,796	(125,075)	8,927	(113,811)
Interest expense	(44)	(24,140)	(3,854)	(57,115)

Total other income, net	253,126	179,742	646,182	523,383

Net loss	$(1,964,556)	$(3,997,544)	$(5,395,223)	$(7,538,317)

Net loss per common share (basic and diluted)	$(0.03)	$(0.08)	$(0.09)	$(0.15)

Weighted average common shares (basic and diluted)	63,337,647	49,408,100	63,291,592	49,381,508

Net loss	$(1,964,556)	$(3,997,544)	$(5,395,223)	$(7,538,317)
Unrealized gain (loss) on marketable securities	(104,984)	7,990	(80,977)	5,470

Comprehensive loss	$(2,069,540)	$(3,989,554)	$(5,476,200)	$(7,532,847)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,395,223)	$(7,538,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,831	786,593
Stock-based compensation expense	1,280,403	1,798,373
Gain on sale of assets	—	(68,329)
Impairment of investments	—	145,000
Impairment of assets	—	318,380
Realized foreign currency exchange gain	—	(26,935)
Changes in operating assets and liabilities:
Accounts receivable	20,953	1,058,928
Prepaid expenses and other assets	159,379	321,269
Accounts payable and accrued liabilities	(1,905,107)	(724,194)
Deferred revenue	(1,852,518)	(1,988,899)

Total adjustments	(1,787,059)	1,620,186

Net cash used in operating activities	(7,182,282)	(5,918,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(19,432,567)	(14,085,990)
Sales of marketable securities	18,798,194	16,857,069
Purchases of property and equipment	(49,491)	(49,276)
Net proceeds from sale of assets	—	196,689

Net cash (used in) provided by investing activities	(683,864)	2,918,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	169,186	155,740
Repayments of principal obligations under note payable	(401,213)	(818,296)

Net cash used in financing activities	(232,027)	(662,556)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,098,173)	(3,662,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,396,599	18,829,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,298,426	$15,167,137

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to create new medicines, primarily for cancer. In expanding the Company’s drug development efforts through its targeted cancer drug development platform, Curis is building upon its past experiences in targeting signaling pathways for the development of next generation targeted cancer therapies.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, its ability to successfully advance discovery and preclinical stage drug candidates in its internally funded programs, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of product candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at June 30, 2008, should enable it to maintain current and planned operations into the fourth quarter of 2009. The Company’s ability to continue funding its planned operations is dependent upon, among other things, the success of its collaborations with Genentech, its ability to control the cash burn rate and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2008 and the results of operations and cash flows for the three- and six-month periods ended June 30, 2008 and 2007. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

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

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the consolidated balance sheets.

4.	June 2003 Collaboration with Genentech

In May 2008, the Company received a payment of $3,000,000 from Genentech for the achievement of a phase II clinical development objective under the parties’ June 2003 Hedgehog antagonist collaboration agreement. This development objective related to Genentech’s initiation of a phase II clinical trial in metastatic colorectal cancer. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the three and six months ended June 30, 2008 because the Company has no ongoing material performance obligations under the collaboration.

5.	Stryker Corporation

On December 27, 2007, the Company completed a transaction with Stryker Corporation, in which Stryker paid the Company $1,750,000 in cash in exchange for the sale and assignment of all of the Company’s remaining BMP assets. As a result of the transaction, Stryker has assumed all future BMP costs subsequent to the December 27, 2007 effective date, including those related to future development and maintenance and prosecution of the patent portfolio. As of December 31, 2007, the Company recorded the $1,750,000 received as short-term deferred revenue because the Company had not delivered all of the assets to Stryker as required by the agreement as of that date. The Company completed the transfer of all assets during the first quarter of 2008, at which time no material ongoing performance obligations remained under the agreement. Accordingly, the Company recorded $1,750,000 as license revenue within the Revenues section of the Consolidated Statement of Operations for the six months ended June 30, 2008.

Under the terms of the agreement, the Company is entitled to contingent cash payments related to certain clinical development and sales objectives, if such objectives are achieved by Stryker. The Company believes that these contingent payments would not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. However, because the Company has no future deliverables under the agreement, the Company intends to recognize such contingent payments as revenue in “License Fees” within the Revenues section of the Consolidated Statement of Operations if and when any such objectives are achieved and the related contingent cash payment from Stryker is reasonably assured.

6.	Termination of January 2004 Wyeth Collaboration

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

On May 6, 2008 the agreement terminated. On the termination date, the licenses granted by the Company to Wyeth terminated and all terminated license rights reverted to the Company. The Company intends to seek to license this technology to a third party collaborator.

The $1,362,000 up-front license fee plus $7,250,000, which was the total amount of research funding the Company received for providing an average of 7.25 full-time equivalents over the four-year performance period at a rate of $250,000 each, was attributed to the research services. Revenue was recognized as the research services were provided over the performance period of February 2004 through February 2008.

The Company recorded revenue under this collaboration of $265,000 and $968,000 during the six-month periods ended June 30, 2008 and 2007, respectively. Of this amount, approximately $102,000 and $140,000 was attributed to the amortization of the $1,362,000 up-front license fee and is included in “License fees” within the Revenues section of the Consolidated Statements of Operations for the six-month periods ended June 30, 2008 and 2007, respectively. Of the remaining amounts, $134,000 and $707,000 were related to research services performed by the Company’s full-time equivalents for the six months ended June 30, 2008 and 2007, respectively, and $29,000 and $120,000 for the six months ended June 30, 2008 and 2007, respectively, related to expenses incurred on behalf of Wyeth by the Company for which Wyeth is obligated to reimburse the Company and have met the revenue recognition provisions of EITF 99-19. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Consolidated Statements of Operations.

7.	Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS No. 157) for its financial assets and liabilities. The adoption of SFAS No. 157 has not had a material impact on the Company’s financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS No. 159) became effective January 1, 2008 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS No. 159.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash and cash equivalents, investments in marketable securities, and a long-term restricted investment. As of June 30, 2008, the Company held cash and cash equivalents and marketable securities of $9,298,000 and $24,616,000, respectively. The Company’s marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities, U.S. Treasury money market funds and interest bearing bank accounts. The long-term restricted investment of $210,000 as of June 30, 2008 was solely comprised of a one-year certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at June 30, 2008.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at June 30, 2008.

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

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued compensation	$658,000	$708,000
Professional fees	147,000	73,000
Facility-related costs	188,000	192,000
Other	89,000	178,000

Total	$1,082,000	$1,151,000

9.	Debt

Short-term debt, including accrued interest, was $404,000 at December 31, 2007. This debt related to two 36-month term notes that the Company entered into separate loan agreements with the Boston Private Bank & Trust Company, one for $2,250,000 at a fixed rate of 7.36% and the other for $1,450,000 at a fixed rate of 7.95% for the repayment periods. On April 1, 2008, the Company made the final repayments related to these notes and the Company has no further obligations under these notes.

10.	Accounting for Stock-Based Compensation

As of June 30, 2008, the Company had three shareholder-approved, share-based compensation plans: the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Director Stock Option Plan (the 2000 Director Plan) and the 2000 Employee Stock Purchase Plan (the ESPP). For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as previously filed with the Securities and Exchange Commission on March 14, 2008.

During the six months ended June 30, 2008, options to purchase 1,203,000 shares of the Company’s common stock were issued under the 2000 Plan, all of which were granted to officers and employees of the Company. These options become exercisable, or vest, over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. During the six months ended June 30, 2008, the Company’s board of directors also granted options to its non-employee directors to purchase 115,000 shares of common stock under the 2000 Plan and options to purchase 35,000 shares of common stock under the 2000 Director Plan. All of these options were fully vested on the January 25, 2008 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. The table below summarizes options outstanding and exercisable under the 2000 Plan and the 2000 Director Plan at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.35	783,312	6.92	$1.20	432,523	$1.10
1.39 - 1.39	1,906,000	8.93	1.39	649,000	1.39
1.43 - 1.50	1,848,907	7.51	1.46	808,907	1.49
1.57 - 2.43	2,401,626	6.53	1.97	1,987,060	2.05
2.48 - 4.03	1,760,980	4.98	3.77	1,566,440	3.74
4.05 - 20.00	1,362,758	4.46	7.08	1,360,258	7.08

	10,063,583	6.64	$2.71	6,804,188	$3.26

Employee and Director Grants

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model when applying the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (SFAS 123(R)). The Company calculated the Black-Scholes value of employee options awarded during the three and six months ended June 30, 2008 and 2007 based on the assumptions noted in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Expected term (years) - Employees	6	5.5-7	6	5.5-7
Expected term (years) - Directors	N/A	7	7	7
Risk-free interest rate	3.4%	4.8-4.9%	2.97-3.4%	4.5-4.9%
Volatility	87%	91-97%	87-93%	91-97%
Dividends	None	None	None	None

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

The aggregate intrinsic value of options outstanding at June 30, 2008 was $371,000, of which $204,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2008 and 2007 were $1.08 and $1.10, respectively. As of June 30, 2008, there was approximately $3,800,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.99 years. The intrinsic value of employee stock options exercised during the six months ended June 30, 2008 and 2007 were $34,000 and $13,000, respectively. The total grant date fair values of vested stock options for the six months ended June 30, 2008 and 2007 were $1,424,000 and $2,140,000, respectively.

During the three- and six-month periods ended June 30, 2008 and 2007, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Compensation expense recognized under ESPP	$28,000	$18,000	$41,000	$38,000
Expected term	6 months	6 months	6 months	6 months
Risk-free interest rate	1.91%	4.8-5.0%	1.91-3.28%	4.8-5.0%
Volatility	75%	64-71%	64-75%	64-71%
Dividends	None	None	None	None

Stock-based compensation for employees, including expense related to the ESPP, for the three and six months ended June 30, 2008 and 2007 was calculated using the above assumptions and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized. Based on basic and diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 2008 and 2007, the effect on the Company’s net loss per share of stock-based compensation expense recorded under SFAS 123(R) was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Employee compensation expense recognized	$515,000	$869,000	$1,239,000	$1,733,000
Basic and diluted weighted average shares outstanding	63,337,647	49,408,100	63,291,592	49,381,508
Effect on net loss per share	$0.01	$0.02	$0.02	$0.04

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $12,000 and $41,000 related to non-employee stock options for the three and six months ended June 30, 2008, respectively, and expense of $14,000 and $65,000 related to non-employee stock options for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, the Company had recorded $45,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2008 and 2007, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Research and development expenses	$170,000	$87,000	$397,000	$329,000
General and administrative expenses	357,000	796,000	883,000	1,469,000

Total stock-based compensation expense	$527,000	$883,000	$1,280,000	$1,798,000

11.	Basic and Diluted Loss Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan; all of which are weighted based on the number of days outstanding during the respective reporting period. Antidilutive securities as of June 30, 2008 and 2007, respectively, are as follows.

	For the six months ended June 30,
	2008	2007
Weighted average stock options outstanding	9,781,806	8,644,209
Weighted average warrants outstanding	6,399,271	1,630,976
Shares issuable under ESPP	—	7,835

Total antidilutive securities	16,181,077	10,283,020

12.	Related Party Transactions

Under its August 23, 2006 consulting agreement, as amended, and its September 14, 2006 scientific advisory and consulting agreement with Joseph M. Davie, Ph.D., M.D., a member of the Company’s board of directors, the Company incurred $6,000 and $13,000 in related consulting expenses in its Consolidated Statement of Operations for each of the three- and six-month periods ended June 30, 2008, respectively, and expense of $8,000 and $14,000 for the three- and six-month periods ended June 30, 2007, respectively. The August 2006 consulting agreement terminated in accordance with its term in June 2007, and the September 2006 consulting agreement continues through September 2011, unless terminated earlier in accordance with its terms.

13.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will only have an impact on the Company’s financial statements if it is involved in a business combination that occurs after January 1, 2009.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company has historically entered into collaborative arrangements in which this Issue would be applicable; however, the Company had no remaining joint operating activities under current collaborations at June 30, 2008. The Company will have to evaluate the impact of this Issue on future collaborations that the Company may enter into.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to create new medicines, primarily for cancer. In expanding our drug development efforts through our targeted cancer drug development platform, we are building upon our past experiences in targeting signaling pathways as we pursue the development of next generation targeted cancer therapies. We seek to conduct research programs both internally and through strategic collaborations.

Our Hedgehog Antagonist Program under Collaboration with Genentech

Our most advanced program is our Hedgehog antagonist program that is the subject of a June 2003 collaboration agreement with Genentech. In January 2007, Genentech began a phase I clinical trial to test GDC-0449, a systemically administered Hedgehog antagonist, in cancers. The primary objectives of the phase I clinical trial were to evaluate the safety and tolerability of escalating doses of GDC-0449 and to establish the maximum tolerated dose and dose limiting toxicities. In October 2007, Genentech notified us that these initial objectives of the dose escalation study were achieved and that Genentech had initiated a phase I clinical trial expansion cohort to enroll additional patients with advanced basal cell carcinoma, which includes patients with locally advanced, multifocal or metastatic basal cell carcinoma. The primary objective of the ongoing phase I expansion cohort is to assess preliminary signs of biological activity as well as to continue to accumulate phase I safety data.

During the second quarter of 2008, GDC-0449 phase I study investigators presented data at the American Association for Cancer Research (AACR) and the American Society of Clinical Oncologists (ASCO) annual meetings. The data presented at AACR included data from nine advanced basal cell carcinoma patients, showing clinical response in eight of the nine patients treated with GDC-499. The ASCO presentation highlighted that GDC-0449 demonstrated a favorable pharmacokinetic and pharmacodynamic profile with high sustained plasma concentrations and a prolonged terminal half-life of greater than seven days and that no dose-limiting adverse events occurred in the basal cell carcinoma phase I clinical trial expansion cohort. Gli1, a biomarker of Hedgehog signaling activity, was down modulated greater than 2-fold in skin biopsies from 11 of 14 patients analyzed.

In May 2008, Genentech initiated a phase II clinical trial of GDC-0449 in first-line metastatic colorectal cancer. The study is designed to evaluate GDC-0449 in approximately 150 patients with metastatic colorectal cancer in combination with the current standard of care as first-line therapy in a randomized, placebo-controlled, double-blind phase II trial. Patients will receive either FOLFOX or FOLFIRI chemotherapy regimens in combination with bevacizumab and will be randomized to receive GDC-0449 or placebo. They will be stratified based on the chemotherapy regimen chosen and whether or not RECIST measurable disease is present at baseline. The primary objective of the phase II clinical trial is progression-free survival from randomization to disease progression or death. Secondary outcome measures include the measurement of Hedgehog protein expression in archival tissue and tracking of adverse events. Genentech has also indicated that it plans to initiate additional phase II clinical trials of GDC-0449 in advanced basal cell carcinoma and in advanced ovarian cancer. Genentech has stated that it expects each of these trials to begin during the second half of 2008.

Our Internal Research and Development Programs

Our internal drug development efforts are focused on our proprietary targeted cancer drug development platform. This platform focuses on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. These programs are primarily focused on seeking to develop a number of proprietary, small molecule, single agent, multi-targeted inhibitor drug compounds as potential cancer therapeutics. Each proprietary compound is being designed to inhibit validated cancer targets, including targets such as the epidermal growth factor receptor (EGFR), epidermal growth factor 2 (Her2), Bcr-Abl, CDK, vascular endothelial growth factor receptor 2 (VEGFR2), and heat shock protein 90 (Hsp90), among others and in combination with inhibition of histone deacetylase, or HDAC, which is a validated non-kinase cancer target. We are also seeking to use this platform to develop proprietary single agent, single target drug candidates for cancer indications, including an Hsp90 inhibitor.

CUDC-101 is the first drug candidate selected as a development candidate from this platform. CUDC-101 is being designed as a first-in-class therapeutic to simultaneously inhibit HDAC, EGFR and Her2. In preclinical studies, CUDC-101 demonstrated the potential to inhibit all three molecular targets resulting in the potent killing of a wide range of cancer cell lines that are representative of a variety of human cancer types, many of which have demonstrated resistance to various approved targeted agents. In May 2008, we filed an investigational new drug, or IND, application for CUDC-101 and we expect to begin enrolling patients in our phase I trial in the third quarter of 2008. The phase I trial is designed as an open-label study of CUDC-101 in patients with advanced, refractory solid tumors. The primary objectives of the phase I trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities. Secondary objectives will assess the pharmacokinetics, efficacy and ability of CUDC-101 to inhibit the epidermal growth factor receptor (EGFR), human epidermal growth factor receptor 2 (HER2) and histone deacetylase (HDAC) in this patient population. The study will be conducted at two sites within the United States and is expected to enroll between 18 and 40 patients spread across several dose-escalating cohorts. The successful completion of the phase I trial will be dependent upon, among other things, the patient enrollment rate, observed toxicities and the number of patients that will ultimately need to be treated to achieve the phase I trial objectives.

In July 2008, we selected CUDC-305, an orally available, synthetic small molecule inhibitor of Hsp90, as a development candidate. In addition to demonstrating potent efficacy across a broad range of cancers in preclinical cancer models, CUDC-305 exhibited promising pharmacological features in preclinical testing, particularly its high oral bioavailability, high tumor penetration and extended tumor retention. In both laboratory and animal testing, CUDC-305 demonstrated high potency in vitro and/or in vivo across a wide range of cancers. Most notably, Curis scientists observed complete tumor regression following oral administration of CUDC-305 in a mouse xenograft model of acute myelogenous leukemia (AML). Tumor regression has also been observed after treatment of CUDC-305 in mouse xenograft models of breast, non-small cell lung, gastric cancer and glioblastoma brain cancers. In this preclinical testing, the compound also demonstrated an ability to effectively cross the blood brain barrier, and demonstrated an ability to extend survival in an intracranial glioblastoma model. Early stage toxicity studies suggest that CUDC-305 appears to have a better therapeutic window than several leading Hsp90 inhibitors in clinical development. We expect to initiate IND-enabling studies shortly and anticipate that, assuming the outcome of those studies is favorable, we will file an IND application for CUDC-305 in mid-2009.

In furtherance of the development of our targeted cancer drug development platform, since May 2006, we have outsourced certain medicinal chemistry-based research functions to a leading provider of such services in Shanghai, China. More recently, we have engaged another provider in Beijing, China to perform certain biology-based research functions. We have developed these relationships with Chinese providers to support our U.S. operations and we are currently engaging 23 chemists and six biologists in China.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our strategic collaborators, the private and public placement of our equity securities and debt financings. We have never been profitable and have incurred an accumulated deficit of $701,243,000 as of June 30, 2008. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that key drivers to our success will include our ability to:

•	successfully enroll and treat patients in our phase I clinical trial for CUDC-101;

•	successfully advance CUDC-305 through preclinical IND-enabling studies and file an IND application for this compound in 2009;

•	advance the preclinical development of other small molecule cancer drug candidates that we are developing under our targeted cancer drug development platform;

•

commence and complete clinical trials, both for our internally developed programs, our Hedgehog small molecule antagonist program being studied in clinical trials by our collaborator, Genentech, and any future programs that we may pursue in collaboration with others in the future; and

•	successfully commercialize products on the basis of our and any current or future collaborators’ drug development programs.

We plan to continue to seek corporate collaborators for the further development and commercialization of at least one class of small molecules from our targeted cancer drug development platform. When evaluating potential collaborative opportunities, we plan to seek to retain significant rights and involvement or control in at least the early stages of clinical development.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog signaling pathway antagonist technologies and to an April 2005 collaboration with Genentech relating to the Wnt signaling pathway. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional payments principally if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding nor do we currently have plans to expand our research and development efforts under these collaborations, and we do not expect to receive such funding in the future, from our existing collaborations with Genentech.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at June 30, 2008, should enable us to maintain current and planned operations into the fourth quarter of 2009. Our ability to continue funding our planned operations is dependent upon the success of our collaborations with Genentech, our ability to control our cash burn rate and our ability to raise additional funds through equity, debt, our entry into new collaborations or other sources of financing. A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A – Risk Factors.”

Revenue. We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees.

We currently have two collaborations, both of which are with Genentech. We currently receive no research funding for our programs under collaboration with Genentech and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and royalty payments that are contingent upon the successful commercialization of any products based upon collaborations. The timing of or entrance into any new collaboration agreements and any contingent cash payments under our existing collaboration agreements with Genentech are not assured, cannot be easily predicted and may vary significantly from quarter to quarter.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our product candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense. Research and development expenses also include the costs of supplies and reagents, outside service costs including medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We believe that our research and development expenses will increase for the remainder of 2008 as compared to prior years as we continue to seek to progress our drug product candidates under our targeted cancer drug development platform into clinical trials. Although we have historically incurred research and development expenses under our collaborations with Genentech, we are currently incurring only nominal research and development expenses for these programs which are limited to the maintenance of third-party licenses. For each contingent payment, if any, received under our collaborations with Genentech, we would be obligated to make payments to these third parties and recognize the related expense. Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Indication(s)	Collaborator/Licensee	Status
Hedgehog systemic antagonist
• GDC-0449	Metastatic colorectal cancer Advanced basal cell carcinoma Advanced ovarian cancer	Genentech	Phase II Phase I expansion cohort (1) (1)

• Small molecule and antibody	Cancer	Genentech	Preclinical

Targeted cancer drug development platform
• CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I – recruiting patients

• CUDC-305 (Hsp90 inhibitor)	Cancer	Internal development	Development candidate

• Other targeted cancer programs	Cancer	Internal development	Preclinical

Hedgehog protein/agonist	Stroke/cardiovascular/other	None (2)	Preclinical

(1)	Genentech has publicly stated that it plans to initiate phase II clinical trials of GDC-0449 in advanced basal cell carcinoma and in advanced ovarian cancer during the second half of 2008.
(2)	We intend to pursue collaboration and/or licensing opportunities for this program.

In the chart above, “Phase II” means that our collaborator, Genentech, is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I expansion cohort” means that our collaborator is currently treating human patients in an expanded phase I clinical trial, the principal purpose of which is to evaluate the safety and biological activity of the compound being tested in a specific solid tumor type at a defined dose. “Phase I” means that we are currently enrolling human patients for treatment in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which are reimbursed by collaborators and a portion of which are borne by Curis. We expect our general and administration expenses to remain flat for the remainder of 2008.

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

Fair Value Measurements. Effective January 1, 2008, we adopted the provisions of SFAS (SFAS) No. 157, Fair Value Measurements for our financial assets and financial liabilities. The adoption of SFAS No. 157 has not had a material impact on our financial position or results of operations. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS No. 159) became effective January 1, 2008 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to adopt the fair value option for eligible financial instruments under SFAS No. 159.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will only have an impact on our financial statements if we are involved in a business combination that occurs after January 1, 2009.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have historically entered into collaborative arrangements in which this Issue would be applicable; however, we had no remaining joint operating activities under current collaborations at June 30, 2008. Management will have to evaluate the impact of this Issue on future collaborations that we may enter into.

Results of Operations

Three-Month Periods Ended June 30, 2008 and June 30, 2007

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2008	2007
REVENUES:
Research and development contracts
Genentech	$82,000	$45,000	82%
Wyeth	14,000	374,000	(96)%
Procter & Gamble	—	242,000	(100)%
Other	12,000	21,000	(43)%

Subtotal	108,000	682,000	(84)%

License fees
Genentech	3,000,000	—	100%
Wyeth	—	64,000	(100)%
Procter & Gamble	—	483,000	(100)%

Subtotal	3,000,000	547,000	448%

Total revenues	$3,108,000	$1,229,000	153%

Total revenues increased by $1,879,000, or 153%, to $3,108,000 for the three months ended June 30, 2008 as compared to $1,229,000 for the same period in the prior year. Revenue from research and development contracts decreased $574,000 as all research funding for programs under collaboration have concluded. The conclusion of research funding under our Hedgehog agonist collaboration with Wyeth in February 2008 and under our collaboration with Procter & Gamble in November 2007 accounted for $360,000 and $242,000 of the decrease, respectively. We currently receive no research funding for our programs under past or current collaborations. We expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborators for which the collaborator is obligated to reimburse us.

The increase in license fee revenue is the result of our receipt of a $3,000,000 cash payment from Genentech under the terms of our June 2003 Hedgehog antagonist collaboration upon Genentech’s initiation of a phase II metastatic colorectal cancer trial in May 2008. License revenue under other collaborations decreased $547,000 as these collaborations have concluded.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Three Months Ended June 30,		Percentage Increase/
Research and Development Program	Primary Indication	Collaborator	2008	2007	(Decrease)
Hh systemic small molecule antagonist	Cancer	Genentech	$191,000	$21,000	810%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	1,056,000	1,066,000	(1)%
Other targeted cancer programs	Cancer	Internal	1,485,000	962,000	54%
Other targeted programs	Nervous system disorders/cardiovascular disease	Internal	298,000	—	100%
Hh agonist	Nervous system disorders/cardiovascular disease	Wyeth (1)	—	399,000	(100)%
Wnt signaling pathway	Cancer	Genentech	—	9,000	(100)%
Hh small molecule agonist	Hair loss	Procter & Gamble	—	2,000	(100)%
Discovery research	Various	Various/internal	—	183,000	(100)%
Impairment of assets, net	N/A		—	318,000	(100)%
Stock-based compensation	N/A		171,000	87,000	97%

Total research and development expense			$3,201,000	$3,047,000	5%

(1)	Our collaboration with Wyeth terminated effective May 6, 2008. We intend to pursue other collaboration or licensing opportunities for this program.

Our research and development expenses increased by $154,000, or 5%, to $3,201,000 for the three months ended June 30, 2008 as compared to $3,047,000 for the same period in the prior year due to increased spending of $821,000 on our targeted drug development platform programs offset by decreased spending on programs in the prior year period that had been under various collaborations. Our lead targeted drug development candidate, CUDC-101, was selected for planned clinical development in March 2007 and an IND application was filed in May 2008. We expect our research and development expenses related to our targeted drug development programs to continue to increase as we seek to begin clinical development of CUDC-101 and select additional development candidates. During the three months ended June 30, 2008, we also incurred expenses of $191,000, an increase of $170,000 over the same prior year period, related to sublicense payments we were required to make under our Hedgehog systemic small molecule antagonist program as a result of the $3,000,000 payment received from Genentech for the achievement of a clinical development objective. We expect that future research and development expenses related to our Hedgehog systemic small molecule antagonist program will be nominal.

Offsetting these increases, spending on our program with Wyeth for the Hedgehog agonist decreased by $399,000 as a result of the February 2008 conclusion of the research funding. Certain of these resources were reallocated to our internal targeted drug development platform programs. In addition, spending on discovery research has decreased $183,000 from the prior year period as we continue to focus on later-stage preclinical research. Finally, we recognized an impairment on certain of our assets of $318,000 during the second quarter of 2007. No such impairment costs were recorded during the second quarter of 2008.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2008	2007
Personnel	$729,000	$724,000	1%
Occupancy and depreciation	99,000	(94,000)	205%
Legal services	324,000	291,000	11%
Consulting and professional services	270,000	352,000	(23)%
Insurance costs	96,000	122,000	(21)%
Other general and administrative expenses	249,000	168,000	48%
Stock-based compensation	358,000	796,000	(55)%

Total general and administrative expenses	$2,125,000	$2,359,000	(10)%

General and administrative expenses decreased by $234,000, or 10%, to $2,125,000 for the three months ended June 30, 2008 as compared to $2,359,000 for the same period in the prior year due to several offsetting variances. Stock-based compensation decreased $438,000 for the three months ended June 30, 2008 as a result of (i) a significant decrease in the number of options, and related expense, awarded in 2008 compared to 2007 and (ii) a change in the timing of the granting of directors’ and officers’ stock options to the first quarter in 2008 from the second quarter in the prior year period. In addition, consulting and professional services decreased $82,000 during the three months ended June 30, 2008 due to decreased accounting-related fees and annual meeting costs compared to the same prior year period.

Offsetting these decreases, occupancy costs increased $193,000 as a result of proceeds received under a settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility during the quarter ended June 30, 2007. In addition, legal services increased $33,000 during the three months ended June 30, 2008 related to corporate legal fees. Other general and administrative expenses increased $81,000 as the result of increased travel.

Six-Month Periods Ended June 30, 2008 and June 30, 2007

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2008	2007
REVENUES:
Research and development contracts
Genentech	$136,000	$763,000	(82)%
Wyeth	163,000	828,000	(80)%
Procter & Gamble	—	274,000	(100)%
Other	24,000	100,000	(76)%

Subtotal	323,000	1,965,000	(84)%

License fees
Genentech	3,000,000	938,000	220%
Wyeth	102,000	140,000	(27)%
Stryker	1,750,000	—	100%
Procter & Gamble	—	549,000	(100)%

Subtotal	4,852,000	1,627,000	198%

Total revenues	$5,175,000	$3,592,000	44%

Total revenues increased by $1,583,000, or 44%, to $5,175,000 for the six months ended June 30, 2008 as compared to $3,592,000 for the same period in the prior year. Research and development contracts decreased $1,642,000 as all research funding for programs under collaboration concluded at various times beginning in March 2007, and we currently receive no research funding for our programs under past or current collaborations. We expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborators for which the collaborator is obligated to reimburse us.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $3,225,000 to $4,852,000 for the six months ended June 30, 2008 from $1,627,000 for the same period in 2007. The increase is due to our receipt of a $3,000,000 contingent cash payment from Genentech under our June 2003 Hedgehog antagonist collaboration and $1,750,000 in license revenue recognized for the sale and assignment of our remaining BMP assets to Stryker Corporation during the first half of 2008. These increases were offset by a decrease of $938,000 and $549,000 in license revenue recognized under our Wnt collaboration with Genentech and our collaboration with Procter & Gamble, respectively, as all license revenues under these collaborations were recognized in prior periods.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	Collaborator	2008	2007
Hh systemic small molecule antagonist	Cancer	Genentech	$211,000	$56,000	277%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	2,772,000	1,066,000	160%
Other targeted cancer programs	Cancer	Internal	2,688,000	2,667,000	1%
Other targeted programs	Nervous system disorders/cardiovascular disease	Internal	298,000	—	100%
Hh agonist	Nervous system disorders/cardiovascular disease	Wyeth (1)	186,000	841,000	(78)%
Wnt signaling pathway	Cancer	Genentech	—	635,000	(100)%
Hh small molecule agonist	Hair loss	Procter & Gamble	—	19,000	(100)%
Discovery research	Various	Various/internal	123,000	479,000	(74)%
Impairment of assets, net	N/A		—	250,000	(100)%
Stock-based compensation	N/A		398,000	329,000	21%

Total research and development expense			$6,676,000	$6,342,000	5%

(1)	Our collaboration with Wyeth terminated effective May 6, 2008. We intend to pursue other collaboration or licensing opportunities for this program.

Our research and development expenses increased by $334,000, or 5%, to $6,676,000 for the six months ended June 30, 2008 as compared to $6,342,000 for the same period in the prior year due to increased spending on our targeted drug development programs offset by decreased spending on programs under collaborations. Our lead targeted drug development candidate, CUDC-101, was selected for planned clinical development in March 2007 and accounted for an increase in spending of $1,706,000 when compared to the same prior year period. Our spending on other targeted programs also increased by $319,000 from the prior year period as we continue to progress drug candidates in preclinical testing in an effort to select additional development candidates.

Offsetting these increases, spending on our collaborator-funded programs with (i) Genentech for the Wnt signaling pathway; (ii) Wyeth for the Hedgehog agonist; and (iii) Centocor for BMP-7 small molecule agonists decreased by an aggregate amount of $1,723,000 as a result of the conclusion of the research funding for each of these programs at various times between March 2007 and February 2008. Certain of these resources were reallocated to our internal targeted drug development programs. In addition, we recognized a net impairment on certain of our assets of $250,000 during the first half of 2007. No such impairment costs were recorded during the second quarter of 2008.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2008	2007
Personnel	$1,449,000	$1,428,000	1%
Occupancy and depreciation	190,000	(20,000)	1,050%
Legal services	695,000	1,052,000	(34)%
Consulting and professional services	595,000	682,000	(13)%
Insurance costs	194,000	245,000	(21)%
Other general and administrative expenses	534,000	455,000	17%
Stock-based compensation	883,000	1,469,000	(40)%

Total general and administrative expenses	$4,540,000	$5,311,000	(15)%

General and administrative expenses decreased by $771,000, or 15%, to $4,540,000 for the six months ended June 30, 2008 as compared to $5,311,000 for the same period in the prior year due to decreased spending in several areas. Stock-based compensation decreased $586,000 for the six months ended June 30, 2008 as a result of fewer stock options, and related expense, awarded in the first half of 2008 compared to the prior year period. In addition, legal services decreased $357,000, primarily due to costs associated with foreign patent applications in the prior year period, and consulting and professional services decreased $87,000 due to decreased accounting-related fees and annual meeting costs.

Offsetting these decreases, occupancy costs increased $210,000 as a result of proceeds received under a settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility during the six months ended June 30, 2007. Other general and administrative expenses also increased $79,000 as the result of increased international travel.

Liquidity and Capital Resources

We have financed our operations primarily through license fees and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $33,914,000, excluding restricted long-term investments of $210,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. We do not hold any asset-backed or auction rate securities.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. As a result of the conclusion of all research funding, the majority of our research and development effort and expense has shifted from our programs that were funded under collaborations relating to the Hedgehog pathway and various discovery and preclinical programs to the development of programs under our targeted cancer drug development platform, particularly for our lead targeted cancer development candidate, CUDC-101, which is currently enrolling patients in a phase I clinical trial. While we are seeking a corporate collaborator for one or more of the programs in this platform, we are currently progressing the research and development of these programs on our own. We believe that our research and development expenses will increase for the remainder of 2008 in connection with our plans to commence phase I clinical testing for CUDC-101 and to progress CUDC-305 in preclinical testing toward an anticipated IND filing in mid-2009.

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

Net cash used in operating activities was $7,182,000 for the six-month period ended June 30, 2008 as compared to $5,918,000 for the six-month period ended June 30, 2007. Cash used in operating activities during the six-month period ended June 30, 2008 was primarily the result of our net loss for the period of $5,395,000. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2008, including a decrease in deferred revenue of $1,853,000 as a result of the recognition of the $1,750,000 license fee that we received in December 2007 under our BMP transaction with Stryker Corporation and a decrease of $1,905,000 in our accounts payable and accrued liabilities. Offsetting these decreases were noncash items stock-based compensation expense of $1,280,000 and depreciation of $510,000.

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

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug development programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $684,000 for the six-month period ended June 30, 2008 as compared to cash provided of $2,918,000 in the six-month period ended June 30, 2007. Cash used by investing activities resulted principally from $634,000 in net investment purchases for the six months ended June 30, 2008. Cash generated by investing activities resulted principally from $2,771,000 in net investment sales for the six months ended June 30, 2007. In addition, for the six months ended June 30, 2007, we received $197,000 in net proceeds from the sale of certain of our assets. We currently do not expect to undertake any significant capital projects during 2008.

Financing activities used cash of approximately $232,000 for the six-month period ended June 30, 2008, resulting from repayment of $401,000 on our notes with the Boston Private Bank & Trust Company. This decrease in cash was offset by cash received of $169,000 upon the exercise of stock options and purchases under our employee stock purchase plan. Financing activities used cash of approximately $663,000 for the six-month period ended June 30, 2007, resulting from repayment of $818,000 on our notes with the Boston Private Bank & Trust Company, $202,000 of which resulted from the sale of certain of our assets during the quarter. Offsetting this decrease, we received approximately $156,000 as proceeds from the issuance of common stock.

We anticipate that existing capital resources at June 30, 2008, should enable us to maintain current and planned operations into the fourth quarter of 2009. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond the fourth quarter of 2009 is dependent upon, among other things, the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected. See “Part II, Item 1A—Risk Factors,” for a further discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2008.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2008, we had an accumulated deficit of approximately $701,243,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our product candidates are in early stages of development. As a result, for the foreseeable future, we will need to spend significant capital, particularly on our internally funded targeted cancer drug development platform, in an effort to produce products that we can commercialize. As such, we expect to incur substantial operating losses for the foreseeable future.

We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue and we expect that our only source of cash flows from operations for the foreseeable future would be up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements, contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech, and royalty payments that are contingent upon the successful commercialization of products based upon these collaborations. We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure you that we will attain any further revenue under any collaborations or licensing arrangements.

We and any collaborators must successfully develop and obtain regulatory approval for our existing and future product candidates and effectively manufacture, market and sell any product candidates that are approved. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business, including the various risks described in this section titled “Risk Factors”. If we are unsuccessful, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We anticipate that existing cash, cash equivalents and working capital at June 30, 2008, should enable us to maintain current and planned operations into the fourth quarter of 2009. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our product candidates;

•	the cost of additional facility requirements;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our product candidates; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees.

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

•

a failure to successfully complete preclinical studies and clinical trials in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the entry into, or termination of, collaboration agreements;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the ability to operate without infringing upon the proprietary rights of others;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	general and industry-specific economic conditions that may affect our and our collaborators’ operations and financial results;

•	revenue recognition policies;

•	changes in accounting estimates, policies or principles; and

•	the introduction of competitive products and technologies by third parties.

Due to fluctuations in our operating results, quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

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

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule antagonist of the hedgehog signaling pathway. Genentech is currently testing GDC-0449 in a phase II clinical trial and has stated that it plans to initiate up to two additional phase II clinical trials of GDC-0449 in the second half of 2008. Our collaborations with Genentech are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

•

Genentech may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control, any of which could: divert the attention of Genentech’s management; adversely affect Genentech’s ability to retain and motivate key personnel who are important to the continued development of the programs under our collaboration; cause Genentech to reprioritize its development programs such that it ceases to diligently pursue the development of our programs; and/or cause Genentech to determine to terminate its collaboration with us.

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

As an integral part of our ongoing research and development efforts, we periodically review opportunities to establish new strategic collaborations for the development and commercialization of products in our development pipeline. For example, we are currently seeking a corporate collaboration for one or more programs that we are developing under our propriety targeted cancer drug development platform and also intend to seek a collaborative partner for our Hedgehog agonist program. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development and our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a collaboration or other alternative arrangements for any of these programs because, for example, our research and development pipeline may be insufficient or our programs may be deemed to be at too early of a stage of development for collaborative effort. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. Finally, any such strategic alliances or other arrangements may not result in the successful development and commercialization of products and associated revenue. If we do not identify a collaborator and negotiate an agreement with them on terms that are acceptable to us or if we are unable to develop the expertise and capacity to develop our internal development programs ourselves, the clinical development of these programs could be significantly delayed. Furthermore, we may not be able to raise the additional capital to develop these programs ourselves.

If preclinical studies and clinical trials of our product candidates are not successful, and/or if we or our current or any planned collaborators are not able to obtain necessary regulatory approvals, then we and such collaborators will not be able to commercialize those product candidates on a timely basis, if at all, which would adversely affect our future profitability and success.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and any current or planned collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective. Our lead product candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a phase II clinical trial and Genentech has stated that it expects to initiate up to two additional phase II clinical trials of GDC-0449 in the second half of 2008. In addition, we filed an IND application to commence a phase I clinical trial of CUDC-101, our lead preclinical candidate under internal development, in May 2008 and we expect to begin enrolling patients in this phase I trial in the third quarter of 2008.

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

We, Genentech and any planned collaborative partners will be required to obtain regulatory approval in order to successfully advance our product candidates through the clinic and prior to marketing and selling such products. The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. For example, we currently expect that we will select a second development candidate from our targeted cancer drug development platform in the third quarter of 2008. Genentech has also made public statements regarding its expectations for the clinical development of GDC-0449. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our and our current and planned collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and planned collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and planned collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and planned collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and planned collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Product liability claims inherent in the process of researching, developing and commercializing human health care products could expose us to significant liabilities and prevent or interfere with the development or commercialization of our product candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our future products or result in reputational harm and could result in the payment of a significant damage award. We currently have product liability insurance for our phase I clinical trial of CUDC-101. However, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. If any of our product candidates advance in clinical trials and/or are approved for marketing, we may seek additional insurance coverage. Product liability insurance is expensive and may be difficult to procure. As such, it is possible that we will not be able to obtain product liability insurance on acceptable terms, if at all, or that our product liability insurance coverage will prove to be adequate to protect us from all potential claims, which may harm our business.

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

We currently engage 23 medicinal chemists in Shanghai, China pursuant to an agreement with a medicinal chemistry provider in Shanghai. We also currently engage approximately six biologists at another third-party provider in Beijing, China. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:

•

initiation of litigation or other proceedings against third parties to enforce our patent rights, to seek to invalidate the patents held by these third parties or to obtain a judgment that our product candidates do not infringe the third parties’ patents;

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $2.35 and as low as $0.86 per share for the period January 1, 2007 through June 30, 2008. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

As of June 30, 2008, we had outstanding approximately 63.4 million shares of common stock, most of which can be traded without restriction at any time. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2008, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 36% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

At our annual meeting of stockholders held on June 3, 2008, the following matters were acted upon by our stockholders:

1.	The election of three Class III directors for the ensuing three years; and

2.	The ratification of our appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 44,602,905. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Susan B. Bayh	43,696,588	906,317	—	—	—
Martyn D. Greenacre	43,777,945	824,960	—	—	—
Kenneth I. Kaitin	43,928,305	674,600	—	—	—

Ratification of PricewaterhouseCoopers LLP	44,283,757	—	270,421	48,727	—

Our other directors, whose terms of office as directors continued after the annual meeting, are Joseph M. Davie, James R. McNab, Jr., Daniel R. Passeri and James R. Tobin.

Item 6.	EXHIBITS

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: July 30, 2008	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350