Form 10-Q
period 2008-09-30
CURIS INC
filed 2008-10-28
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 24, 2008, there were 63,465,485 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,368,050	$17,396,599
Marketable securities	24,560,981	24,062,577
Accounts receivable	76,217	230,467
Prepaid expenses and other current assets	441,822	349,453

Total current assets	30,447,070	42,039,096

Property and equipment, net	1,875,233	2,577,602
Long-term investment—restricted	210,007	210,007
Goodwill	8,982,000	8,982,000
Other assets, net	7,980	7,980

	$41,522,290	$53,816,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$—	$403,832
Accounts payable	1,776,947	3,222,091
Accrued liabilities	761,233	1,150,931
Deferred revenue, current portion	—	1,852,518

Total current liabilities	2,538,180	6,629,372
Other long-term liabilities	214,219	342,750

Total liabilities	2,752,399	6,972,122

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 64,485,692 and 63,437,985 shares issued and outstanding, respectively, at September 30, 2008 and 64,288,793 and 63,241,086 shares issued and outstanding, respectively, at December 31, 2007	644,857	642,888
Additional paid-in capital	744,836,589	742,903,399
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(26,913)	(46,286)
Accumulated deficit	(705,814,412)	(695,847,738)
Accumulated other comprehensive income	21,044	83,574

Total stockholders’ equity	38,769,891	46,844,563

	$41,522,290	$53,816,685

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
License fees	$—	$546,443	$4,852,518	$2,710,513
Research and development contracts	86,721	765,759	409,596	2,193,199

Total Revenues	86,721	1,312,202	5,262,114	4,903,712

COSTS AND EXPENSES:
Research and development	3,000,266	3,203,388	9,676,761	9,545,827
General and administrative	1,861,971	2,231,474	6,402,274	7,542,245

Total costs and expenses	4,862,237	5,434,862	16,079,035	17,088,072

Loss from operations	(4,775,516)	(4,122,660)	(10,816,921)	(12,184,360)

OTHER INCOME (EXPENSE):
Interest income	203,210	423,174	844,319	1,117,483
Other income (expense)	855	(889)	9,782	(114,700)
Interest expense	—	(17,925)	(3,854)	(75,040)

Total other income, net	204,065	404,360	850,247	927,743

Net loss	$(4,571,451)	$(3,718,300)	$(9,966,674)	$(11,256,617)

Net loss per common share (basic and diluted)	$(0.07)	$(0.06)	$(0.16)	$(0.22)

Weighted average common shares (basic and diluted)	63,435,070	57,534,767	63,339,767	52,129,126

Net loss	$(4,571,451)	$(3,718,300)	$(9,966,674)	$(11,256,617)
Unrealized gain (loss) on marketable securities	18,447	42,686	(62,530)	48,156

Comprehensive loss	$(4,553,004)	$(3,675,614)	$(10,029,204)	$(11,208,461)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,966,674)	$(11,256,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762,916	1,046,692
Stock-based compensation expense	1,774,031	2,434,101
Gain on sale of assets	—	(87,761)
Impairment of investment	—	145,000
Impairment of assets	—	347,084
Realized foreign currency exchange gain	—	(26,935)
Changes in current assets and liabilities:
Accounts receivable	154,250	1,101,148
Prepaid expenses and other assets	(92,369)	68,356
Accounts payable and accrued liabilities	(1,965,992)	(211,358)
Deferred contract revenue	(1,852,518)	(2,735,670)

Total adjustments	(1,219,682)	2,080,657

Net cash used in operating activities	(11,186,356)	(9,175,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(27,328,912)	(29,785,765)
Sale of marketable securities	26,767,978	24,451,907
Increase in restricted cash	—	(8,163)
Purchases of property and equipment	(60,547)	(66,469)
Net proceeds from sale of assets	—	316,121

Net cash used in investing activities	(621,481)	(5,092,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	180,501	14,577,524
Repayments of notes payable	(401,213)	(1,257,121)

Net cash provided by (used in) financing activities	(220,712)	13,320,403

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,028,549)	(947,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,396,599	18,829,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,368,050	$17,881,406

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to create new medicines, primarily for cancer. In expanding drug development efforts for its targeted cancer programs, Curis is building upon its past experiences in targeting signaling pathways for the development of next generation targeted cancer therapies.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new or better technological innovations, dependence on key personnel, its ability to protect proprietary technology, its ability to successfully advance discovery and preclinical stage drug candidates in its internally funded programs, unproven technologies and drug development approaches, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations through corporate collaborations, sales of equity or otherwise.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at September 30, 2008, should enable it to maintain current and planned operations into the first half of 2010. The Company’s ability to continue funding its planned operations is dependent upon, among other things, the success of its collaborations with Genentech, its ability to control the cash burn rate and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2008 and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2008 and 2007. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure in the financial statements. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, contingent cash payments based upon achievement of clinical development and sales objectives and royalties on product sales. The Company follows the provisions of the Securities and Exchange Commission’s Staff

Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 14, 2008.

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the consolidated balance sheets.

4.	June 2003 Collaboration with Genentech

In the second quarter of 2008, the Company received a payment of $3,000,000 from Genentech under the parties’ June 2003 Hedehog pathway inhibitor collaboration upon Genentech’s initiation of a phase II clinical trial of GDC-0449 in metastatic colorectal cancer. GDC-0449 is the lead drug candidate in development under this collaboration. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the nine months ended September 30, 2008 because the Company has no ongoing material performance obligations under the collaboration.

5.	Stryker Corporation

On December 27, 2007, the Company completed a transaction with Stryker Corporation, in which Stryker paid the Company $1,750,000 in cash in exchange for the sale and assignment of all of the Company’s remaining BMP assets. As a result of the transaction, Stryker has assumed all future BMP costs subsequent to the December 27, 2007 effective date, including those related to future development, maintenance and prosecution of the patent portfolio. As of December 31, 2007, the Company recorded the $1,750,000 received as short-term deferred revenue because the Company had not delivered all of the assets to Stryker as required by the agreement as of that date. The Company completed the transfer of all assets during the first quarter of 2008, at which time no material ongoing performance obligations remained under the agreement. Accordingly, the Company recorded $1,750,000 as license revenue within the Revenues section of the Consolidated Statement of Operations for the nine months ended September 30, 2008.

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

The Company recorded revenue under this collaboration of $298,000 and $1,392,000 during the nine-month periods ended September 30, 2008 and 2007, respectively. Of this amount, approximately $102,000 and $203,000 was attributed to the amortization of the $1,362,000 up-front license fee and is included in “License fees” within the Revenues section of the Consolidated Statements of Operations for the nine-month periods ended September 30, 2008 and 2007, respectively. Of the remaining amounts, $134,000 and $1,020,000 were related to research services performed by the Company’s full-time equivalents for the nine months ended September 30, 2008 and 2007, respectively, and $62,000 and $169,000 for the nine months ended September 30, 2008 and 2007, respectively, related to expenses incurred on behalf of Wyeth by the Company for which Wyeth is obligated to reimburse the Company and have met the revenue recognition provisions of EITF 99-19. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Consolidated Statements of Operations.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash and cash equivalents, investments in marketable securities, and a long-term restricted investment. As of September 30, 2008, the Company held cash and cash equivalents and marketable securities of $5,368,000 and $24,561,000, respectively. The Company’s marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities, U.S. Treasury money market funds and interest bearing bank accounts. The long-term restricted investment of $210,000 as of September 30, 2008 was solely comprised of a one-year certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at September 30, 2008.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at September 30, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, marketable securities and accounts payable. All of the Company’s cash, cash equivalents and marketable securities are valued by the Company using “Level 1” inputs as described above and the Company therefore believes that its valuations for such assets are appropriate. Accounts payable are reflected in the accompanying Consolidated Financial Statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued compensation	$290,000	$708,000
Professional fees	135,000	73,000
Facility-related costs	245,000	192,000
Other	91,000	178,000

Total	$761,000	$1,151,000

9.	Debt

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

As of September 30, 2008, the Company had three shareholder-approved, share-based compensation plans: the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Director Stock Option Plan (the 2000 Director Plan) and the 2000 Employee Stock Purchase Plan (the ESPP). For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as previously filed with the Securities and Exchange Commission on March 14, 2008.

During the nine months ended September 30, 2008, options to purchase 1,211,000 shares of the Company’s common stock were issued under the 2000 Plan, all of which were granted to officers and employees of the Company. These options become exercisable, or vest, over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. During the nine months ended September 30, 2008, the Company’s board of directors also granted options to its non-employee directors to purchase 115,000 shares of common stock under the 2000 Plan and options to purchase 35,000 shares of common stock under the 2000 Director Plan. All of these options were fully vested on the January 25, 2008 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant.

Employee and Director Grants

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model when applying the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (SFAS 123(R)). The Company calculated the Black-Scholes value of employee options awarded during the three and nine months ended September 30, 2008 and 2007 based on the assumptions noted in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Expected term (years) - Employees	6	6.25	6	5.5-7
Expected term (years) - Directors	N/A	N/A	7	7
Risk-free interest rate	3.0%	4.3%	3.0-3.4%	4.3-4.9%
Volatility	84%	91%	84-93%	91-97%
Dividends	None	None	None	None

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

The aggregate intrinsic value of options outstanding at September 30, 2008 was $37,000, of which $36,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were $1.08 and $1.10 per share, respectively. As of September 30, 2008, there was approximately $3,400,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.83 years. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2008 and 2007 was $37,000 and $13,000, respectively. The total grant date fair values of stock options that vested in the nine months ended September 30, 2008 and 2007 were $1,678,000 and $2,553,000, respectively.

During the three- and nine-month periods ended September 30, 2008 and 2007, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term	6 months	6 months	6 months	6 months
Risk-free interest rate	1.9%	4.8%	1.9-3.3%	4.8-5.0%
Volatility	75%	64%	64-75%	64-71%
Dividends	None	None	None	None

Stock-based compensation for employees, including expense related to the ESPP, for the three and nine months ended September 30, 2008 and 2007 was calculated using the above assumptions and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services. These options have been issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market until they vest, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company reversed expense of $4,000 related to non-employee stock options for the three months ended September 30, 2008 as a result of a decline in the Company’s stock price during the period. The Company recognized expense of $37,000 related to non-employee stock options for the nine months ended September 30, 2008, and expense of $3,000 and $68,000 related to non-employee stock options for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, the Company had recorded $27,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three and nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Research and development expenses	$185,000	$200,000	$582,000	$528,000
General and administrative expenses	309,000	436,000	1,192,000	1,906,000

Total stock-based compensation expense	$494,000	$636,000	$1,774,000	$2,434,000

The table below summarizes options outstanding and exercisable under the 2000 Plan and the 2000 Director Plan at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.35	829,094	6.24	$1.20	500,999	$1.13
1.39 - 1.39	1,893,500	8.57	1.39	693,280	1.39
1.43 - 1.50	1,823,907	7.22	1.46	808,907	1.49
1.57 - 2.43	2,468,126	6.25	1.96	2,066,434	2.03
2.48 - 4.03	1,806,204	4.54	3.74	1,663,416	3.72
4.05 - 29.26	1,421,921	4.02	7.26	1,420,983	7.26

	10,242,752	6.24	$2.75	7,154,019	$3.28

11.	Basic and Diluted Loss Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan; all of which are weighted based on the number of days outstanding during the respective reporting period. Antidilutive securities as of September 30, 2008 and 2007, respectively, are as follows.

	For the nine months ended September 30,
	2008	2007
Stock options outstanding	9,527,896	8,955,911
Warrants outstanding	6,210,615	6,401,835
Shares issuable under ESPP	26,430	5,033

Total antidilutive securities	15,764,941	15,362,779

12.	Related Party Transactions

Under its August 23, 2006 consulting agreement, as amended, and its September 14, 2006 scientific advisory and consulting agreement with Joseph M. Davie, Ph.D., M.D., a member of the Company’s board of directors, the Company incurred $6,000 and $19,000 in related consulting expenses in its Consolidated Statement of Operations for each of the three- and nine-month periods ended September 30, 2008, respectively, and expense of $6,000 and $20,000 for the three- and nine-month periods ended September 30, 2007, respectively. The August 2006 consulting agreement terminated in accordance with its term in June 2007, and the September 2006 consulting agreement continues through September 2011, unless terminated earlier in accordance with its terms.

13.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on the Company’s financial statements if it is involved in a business combination that occurs after January 1, 2009.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company has historically entered into collaborative arrangements in which this Issue would be applicable; however, the Company had no remaining joint operating activities under current collaborations at September 30, 2008. The Company will have to evaluate the impact of this Issue on future collaborations that the Company may enter into.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to create new medicines for cancer. In expanding our drug development efforts with respect to our targeted cancer programs, we are building upon our past experiences in targeting signaling pathways as we pursue the development of next generation targeted cancer therapies. We seek to conduct research programs both internally and through strategic collaborations.

Our Hedgehog Pathway Inhibitor Program under Collaboration with Genentech

Our most advanced program is our Hedgehog pathway inhibitor program that is the subject of a June 2003 collaboration agreement with Genentech. Our collaborator Genentech recently began recruiting for enrollment in a phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a maintenance therapy for ovarian cancer patients in second or third complete remission. Under our June 2003 collaboration agreement, we will receive a $3,000,000 cash payment from Genentech upon treatment of the first patient in this clinical trial. GDC-0449 was discovered by Genentech and jointly validated through a series of pre-clinical studies performed under a collaboration agreement between Genentech and Curis. Genentech is responsible for the clinical development and commercialization of GDC-0449. We would be eligible to receive additional cash payments assuming successful achievement of certain clinical development and regulatory approval milestones and royalties upon commercialization, if ever, of GDC-0449.

GDC-0449 will be evaluated in approximately 100 patients with ovarian cancer in second or third complete remission in a randomized, placebo-controlled, double-blind, multi-center phase II trial. Patients will be randomized in a 1:1 ratio to receive either GDC-0449 or a placebo comparator and will be stratified based on whether their cancer is in a second or third complete remission. The primary endpoint of the trial is progression-free survival. Secondary outcome measures include overall survival, measurement of Hedgehog protein expression in archival tissue and number and attribution of adverse events.

In May 2008, Genentech initiated a separate phase II clinical trial of GDC-0449 in first-line metastatic colorectal cancer for which we received a $3,000,000 cash payment under the agreement. The study is designed to evaluate GDC-0449 in approximately 150 patients with metastatic colorectal cancer in combination with the current standard of care as first-line therapy in a randomized, placebo-controlled, double-blind phase II trial. Patients will receive either FOLFOX or FOLFIRI chemotherapy regimens in combination with bevacizumab and will be randomized to receive GDC-0449 or placebo. They will be stratified based on the chemotherapy regimen chosen and whether or not RECIST measurable disease is present at baseline. The primary objective of the phase II clinical trial is progression-free survival from randomization to disease progression or death. Secondary outcome measures include the measurement of Hedgehog protein expression in archival tissue and tracking of adverse events.

Genentech has also indicated that it plans to initiate an additional phase II clinical trial of GDC-0449 in advanced basal cell carcinoma during the first half of 2009. Genentech scientists recently presented data from the ongoing Phase I clinical trial at the 20th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, including promising safety and efficacy data in advanced basal cell carcinoma patients. The data presented included 10 patients with locally advanced or metastatic BCC receiving continuous once-daily dosing at 150 mgs per day. As confirmed by an Independent Review Facility, two patients from this BCC cohort have experienced partial responses per the Response Evaluation Criteria in Solid Tumors (RECIST). The responses are ongoing with durations of 9.2+ and 5.6+ months (data cutoff was June 1, 2008). In addition, four patients have experienced partial responses assessed by clinical examination, with observations of shrinkage or resolution of subcutaneous masses, re-epithelialization and/or cessation of bleeding or discharge of ulcerated tumors and/or flattening of nodular tumors. Of the remaining BCC patients enrolled, one patient experienced progressive disease as best response, four patients have stable disease, and two are too early to evaluate.

Our Internal Research and Development Programs

Our internal drug development efforts are focused on our proprietary targeted cancer programs, under which we are seeking to develop a number of proprietary, small molecule, single agent, multi-targeted inhibitor drug compounds as potential cancer therapeutics. Each proprietary compound is being designed to inhibit clinically or biologically validated cancer targets, including targets such as the epidermal growth factor receptor (EGFR), human epidermal growth factor receptor 2 (Her2), Bcr-Abl, CDK, vascular endothelial growth factor receptor 2 (VEGFR2), and heat shock protein 90 (Hsp90), among others, and in combination with inhibition of histone deacetylase, or HDAC, which is a validated non-kinase cancer target. We are also seeking to develop proprietary single agent, single target drug candidates for cancer indications, including CUDC-305, an orally available, synthetic small molecule inhibitor of Hsp90.

CUDC-101 is the first compound selected as a drug candidate from our targeted cancer programs. CUDC-101 is being designed as a first-in-class therapeutic to simultaneously inhibit HDAC, EGFR and Her2. In preclinical studies, CUDC-101 demonstrated the potential to inhibit all three molecular targets resulting in the potent killing of a wide range of cancer cell lines that are representative of a variety of human cancer types, many of which have demonstrated resistance to various approved targeted agents. In August 2008, we treated the first patient in a phase I trial of CUDC-101. The phase I trial is designed as an open-label study of CUDC-101 in patients with advanced, refractory solid tumors. The primary objectives of the phase I trial are to evaluate the safety and tolerability of escalating doses of the phase I molecule and to establish the maximum tolerated dose and dose limiting toxicities. Secondary objectives will assess the pharmacokinetics, efficacy and ability of CUDC-101 to inhibit EGFR, HER2 and HDAC in this patient population. The study will be conducted at two sites within the United States and is expected to enroll between 18 and 40 patients spread across several dose-escalating cohorts.

In July 2008, we selected CUDC-305 as a development candidate. In addition to demonstrating potent efficacy across a broad range of cancers in preclinical cancer models, CUDC-305 exhibited promising pharmacological features in preclinical testing, particularly its high oral bioavailability, high tumor penetration and extended tumor retention. Most notably, Curis scientists observed complete tumor regression following oral administration of CUDC-305 in a mouse xenograft model of acute myelogenous leukemia (AML). Tumor regression has also been observed after treatment of CUDC-305 in mouse xenograft models of breast, non-small cell lung, gastric and colon cancers and glioblastoma brain cancers. In this preclinical testing, the compound also demonstrated an ability to effectively cross the blood brain barrier, and demonstrated an ability to extend survival in a preclinical intracranial glioblastoma model. Early stage preclinical toxicity studies suggest that CUDC-305 appears to have a higher maximum tolerated dose than several leading Hsp90 inhibitors in clinical development. We initiated IND-enabling studies in October 2008 and anticipate that, assuming the outcome of those studies is favorable, we will file an IND application for CUDC-305 in mid-2009.

We plan to continue to seek corporate collaborators for the further development and commercialization of at least one class of small molecules from our proprietary pipeline of targeted cancer programs but have not reached advanced stages of negotiation with any party. When evaluating potential collaborative opportunities, we plan to seek to retain significant rights and involvement or control in at least the early stages of clinical development.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our strategic collaborators, the private and public placement of our equity securities and debt financings. We have never been profitable and have incurred an accumulated deficit of $705,814,000 as of September 30, 2008. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-305 and/or CUDC-101;

•	our ability to continue to successfully enroll and treat patients in our phase I clinical trial for CUDC-101 and achieve the primary and secondary endpoints of the trial;

•	our ability to successfully advance CUDC-305 through preclinical IND-enabling studies and file an IND application for this compound in 2009;

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs; and

•	Genentech’s ability to commence and successfully complete clinical trials for GDC-0449.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog signaling pathway inhibitor technologies and to an April 2005 collaboration with Genentech relating to the Wnt signaling pathway. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments principally if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future. We currently expect to incur only nominal research and development costs under these collaborations related to the maintenance of licenses.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at September 30, 2008, should enable us to maintain current and planned operations into the first half of 2010. Our ability to continue funding our planned operations is dependent upon the success of our collaborations with Genentech, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

In October 2008, we implemented a plan to reduce our spending in various general and administrative and research and development expense areas, particularly costs associated with preclinical research. Spending reductions include decreases in contract medicinal chemistry and biology work that is being performed in China, and in personnel, legal and occupancy costs. As we seek to reduce administrative expenses and our preclinical and discovery research costs, we expect that our expenses associated with the clinical development of CUDC-101 and the IND-enabling studies underway for CUDC-305 will increase, resulting in an overall increase in our research and development expenses for the remainder of 2008 and future periods as compared to prior years. We expect that our reductions in general and administrative expenses will result in modest decreases in such expenses in future periods.

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

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense. Research and development expenses also include the costs of supplies and reagents, outside service costs including medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. Although we have historically incurred research and development expenses under our collaborations with Genentech, we are currently incurring only nominal research and development expenses for these programs which are limited to the maintenance of third-party licenses. For each contingent payment, if any, received under our collaborations with Genentech, we would be obligated to make payments to these third parties and recognize the related expense. Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Indication(s)	Collaborator/Licensee	Status
Hedgehog pathway inhibitor
• GDC-0449	Metastatic colorectal cancer	Genentech	Phase II

	Advanced basal cell carcinoma		Phase I expansion cohort (1)

	Advanced ovarian cancer		(1)

Targeted cancer programs
• CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
• CUDC-305 (Hsp90 inhibitor)	Cancer	Internal development	Development candidate
• Other targeted cancer programs	Cancer	Internal development	Preclinical

(1)	Genentech has publicly stated that it plans to initiate phase II clinical trials of GDC-0449 in advanced ovarian cancer during the fourth quarter of 2008 and in advanced basal cell carcinoma during the first half of 2009.

In the chart above, “Phase II” means that our collaborator, Genentech, is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I expansion cohort” means that our collaborator is currently treating human patients in an expanded phase I clinical trial, the principal purpose of which is to evaluate the safety and biological activity of the compound being tested in a specific solid tumor type at a defined dose. “Phase I” means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Because of the early stages of development of these programs, our ability and that of our collaborator to successfully complete preclinical and clinical studies of these drug candidates, and the timing of completion of such programs, is highly uncertain. There are numerous risks and uncertainties associated with developing drugs which may affect our and our collaborators’ future results, including:

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

•	the results of future preclinical and clinical trials;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our drug candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our drug candidates. Any failure to complete the development of our drug candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity.

A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth below in “Part II, Item 1A – Risk Factors.”

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by Curis. In October 2008, we extended previously-initiated efforts to reduce our spending in various general and administrative expense areas, including personnel, occupancy and legal services, among others. As a result of these changes, we expect that our general and administration expenses will decline modestly in future periods.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the collectibility of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2007, which is on file with the SEC. The following sets forth material changes in our critical accounting policies and estimates described therein.

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

Our cash, cash equivalents and marketable securities have been classified as Level 1 assets. We do not hold any asset-backed or auction rate securities. Short-term accounts receivable and accounts payable are reflected in the consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include unobservable parameters. Any such valuation adjustments would then be applied consistently over time. As of September 30, 2008, we do not have any Level 2 assets and no material Level 3 assets. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on our financial statements if we are involved in a business combination that occurs after January 1, 2009.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have historically entered into collaborative arrangements in which this Issue would be applicable; however, we had no remaining joint operating activities under current collaborations at September 30, 2008. Management will have to evaluate the impact of this Issue on future collaborations that we may enter into.

Results of Operations

Three-Month Periods Ended September 30, 2008 and September 30, 2007

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$46,000	$142,000	(68)%
Wyeth	33,000	362,000	(91)%
Procter & Gamble	—	242,000	(100)%
Other	8,000	20,000	(60)%

Subtotal	87,000	766,000	(89)%

License fees
Wyeth	—	63,000	(100)%
Procter & Gamble	—	483,000	(100)%

Subtotal	—	546,000	(100)%
Total revenues	$87,000	$1,312,000	(93)%

Total revenues decreased by $1,225,000, or 93%, to $87,000 for the three months ended September 30, 2008 from $1,312,000 for the same period in the prior year. Research and development contracts decreased by $679,000 because all research funding for programs under collaboration concluded at various times beginning in March 2007. The conclusion of research funding under our Hedgehog agonist collaboration with Wyeth in February 2008 and under our collaboration with Procter & Gamble in November 2007 accounted for $571,000 of the decrease. We currently receive no research funding for our programs under past or current collaborations. As a result of the foregoing changes, we expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborators for which the collaborator is obligated to reimburse us.

License revenues under our collaborations with Wyeth and Procter & Gamble were $546,000 for the three months ended September 30, 2007. We did not recognize any license revenues during the three months ended September 30, 2008 as a result of the conclusion of these collaborations in prior periods.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Three Months Ended September 30,		Percentage Increase/
Research and Development Program	Primary Indication	Collaborator	2008	2007	(Decrease)
Hh pathway inhibitor	Cancer	Genentech	$48,000	$19,000	153%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	645,000	1,433,000	(55)%
CUDC-305 (Hsp90 inhibitor)	Cancer	Internal	1,144,000	—	100%
Other targeted cancer programs	Cancer	Internal	847,000	1,170,000	(28)%
Other targeted programs	Nervous system disorders/cardiovascular disease	Internal	118,000	—	100%
Hh agonist	Nervous system disorders/cardiovascular disease	Wyeth (1)	13,000	360,000	(96)%
Discovery research	Various	Various/internal	—	12,000	(100)%
Impairment of assets, net	N/A		—	10,000	(100)%
Stock-based compensation	N/A		185,000	199,000	(7)%

Total research and development expense			$3,000,000	$3,203,000	(6)%

(1)	Our collaboration with Wyeth terminated effective May 6, 2008.

Our research and development expenses decreased by $203,000, or 6%, to $3,000,000 for the three months ended September 30, 2008 as compared to $3,203,000 for the same period in the prior year primarily due to decreased spending of $347,000 on our program with Wyeth for the Hedgehog agonist as a result of the February 2008 conclusion of the research funding. Certain of these resources were reallocated to our internal targeted cancer programs.

Offsetting this decrease, spending on our targeted programs increased $151,000, or 6%, during the three months ended September 30, 2008 as compared to the same period in the prior year. Our lead targeted drug development candidate, CUDC-101, was selected for planned clinical development in March 2007 and we began treating patients in a phase I clinical trial in August 2008. We selected CUDC-305 as a development candidate in July 2008 and initiated IND-enabling toxicology studies during October 2008. In October 2008, we implemented a plan to reduce our spending in various research and development expense areas, particularly in our costs associated with preclinical research. Spending reductions include decreases in contract medicinal chemistry and biology work that is being performed in China, and in personnel, and occupancy costs. As we seek to reduce our preclinical and discovery research costs, we expect that our expenses associated with the clinical development of CUDC-101 and the IND-enabling studies underway for CUDC-305 will increase, resulting in an overall increase in our research and development expenses for the remainder of 2008 and future periods as compared to prior years.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2008	2007
	(unaudited)	(unaudited)
Personnel	$332,000	$571,000	(42)%
Occupancy and depreciation	98,000	67,000	46%
Legal services	552,000	573,000	(4)%
Consulting and professional services	297,000	241,000	23%
Insurance costs	85,000	107,000	(21)%
Other general and administrative expenses	190,000	236,000	(19)%
Stock-based compensation	308,000	436,000	(29)%

Total general and administrative expenses	$1,862,000	$2,231,000	(17)%

General and administrative expenses decreased by $369,000, or 17%, to $1,862,000 for the three months ended September 30, 2008 as compared to $2,231,000 for the same period in the prior year primarily due to a decrease in personnel costs. Personnel costs decreased $239,000 due to the reversal of accrued expenses for employee and officer bonuses as well as our 401(k) matching contribution for the 2008 fiscal year. We currently estimate that we will not incur such costs prior to our entry into a material licensing or collaboration agreement for one or more of our targeted cancer programs, if at all. In addition, stock-based compensation decreased $128,000 for the three months ended September 30, 2008 as a result of fewer stock options, and related expense, awarded during 2008 as compared to the prior year period.

Nine-Month Periods Ended September 30, 2008 and September 30, 2007

Revenues. Total revenues are summarized as follows:

	For the Nine Months Ended September 30		Percentage Increase/ (Decrease)
	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Research and development contracts
Genentech	$182,000	$905,000	(80)%
Wyeth	196,000	1,189,000	(84)%
Procter & Gamble	—	516,000	(100)%
Other	32,000	121,000	(74)%

Subtotal	410,000	2,731,000	(85)%

License fees
Genentech	3,000,000	938,000	220%
Wyeth	102,000	203,000	(50)%
Stryker	1,750,000	—	100%
Procter & Gamble	—	1,032,000	(100)%

Subtotal	4,852,000	2,173,000	123%

Total revenues	$5,262,000	$4,904,000	7%

Total revenues increased by $358,000, or 7%, to $5,262,000 for the nine months ended September 30, 2008 from $4,904,000 for the same period in the prior year. Research and development contracts decreased by $2,321,000 because all research funding for programs under collaboration concluded at various times beginning in March 2007, and we currently receive no research funding for our programs under past or current collaborations. We expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborators for which the collaborator is obligated to reimburse us.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $2,679,000, or 123%, to $4,852,000 for the nine months ended September 30, 2008 from $2,173,000 for the same period in 2007. The increase is due to our receipt of a $3,000,000 contingent cash payment from Genentech under our June 2003 Hedgehog pathway inhibitor collaboration and $1,750,000 in license revenue recognized for the sale and assignment of our remaining BMP assets to Stryker Corporation during the nine months ended September 30, 2008. These increases were offset by decreases of $938,000 and $1,032,000 in license revenue recognized under our Wnt collaboration with Genentech and our collaboration with Procter & Gamble, respectively, as a result of the conclusion of these collaborations in prior periods.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	Collaborator	2008	2007
Hh pathway inhibitor	Cancer	Genentech	$259,000	$75,000	245%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	3,417,000	2,499,000	37%
CUDC-305 (Hsp90 inhibitor)	Cancer	Internal	1,144,000	—	100%
Other targeted cancer programs	Cancer	Internal	3,536,000	3,837,000	(8)%
Other targeted programs	Nervous system disorders/cardiovascular disease	Internal	416,000	—	100%
Hh agonist	Nervous system disorders/cardiovascular disease	Wyeth (1)	199,000	1,201,000	(83)%
Wnt signaling pathway	Cancer	Genentech	—	637,000	(100)%
Discovery research	Various	Various/internal	124,000	509,000	(76)%
Impairment of assets, net	N/A		—	260,000	(100)%
Stock-based compensation	N/A		582,000	528,000	10%

Total research and development expense			$9,677,000	$9,546,000	1%

(1)	Our collaboration with Wyeth terminated effective May 6, 2008.

Our research and development expenses increased by $131,000, or 1%, to $9,677,000 for the nine months ended September 30, 2008 as compared to $9,546,000 for the same period in the prior year due to increased spending on our targeted programs offset by decreased spending on programs under collaborations. Our lead targeted drug development candidate, CUDC-101, which was selected for clinical development in March 2007 and for which we initiated a phase I clinical trial in August 2008, accounted for an increase in spending of $918,000; and CUDC-305, which was selected as a development candidate in July 2008, accounted for $1,144,000 when compared to the same prior year period. Our spending on other targeted programs also increased by $115,000 from the prior year period as we continued to progress drug candidates in preclinical testing in an effort to select additional development candidates. During the nine months ended September 30, 2008, we also incurred expenses of $259,000, an increase of $184,000 over the same prior year period, related to sublicense payments we were required to make under our Hedgehog systemic small molecule pathway inhibitor program as a result of the $3,000,000 payment received from Genentech for the achievement of a clinical development objective in the second quarter of 2008. We expect that future research and development expenses related to our Hedgehog systemic small molecule pathway inhibitor program will be nominal.

Offsetting these increases, spending on our collaborator-funded programs with (i) Genentech for the Wnt signaling pathway; (ii) Wyeth for the Hedgehog agonist; and (iii) Centocor for BMP-7 small molecule agonists decreased by an aggregate amount of $2,075,000 as a result of the conclusion of the research funding for each of these programs at various times between March 2007 and February 2008. Certain of these resources were reallocated to our internal targeted cancer programs. In addition, we recognized a net impairment on certain of our assets of $260,000 during the nine months ended September 30, 2007. No such impairment costs were recorded during 2008.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2008	2007
	(unaudited)	(unaudited)
Personnel	$1,780,000	$1,999,000	(11)%
Occupancy and depreciation	287,000	48,000	498%
Legal services	1,247,000	1,624,000	(23)%
Consulting and professional services	893,000	924,000	(3)%
Insurance costs	279,000	352,000	(21)%
Other general and administrative expenses	724,000	689,000	5%
Stock-based compensation	1,192,000	1,906,000	(37)%

Total general and administrative expenses	$6,402,000	$7,542,000	(15)%

General and administrative expenses decreased by $1,140,000, or 15%, to $6,402,000 for the nine months ended September 30, 2008 as compared to $7,542,000 for the same period in the prior year due to decreased spending in several areas. Stock-based compensation decreased $714,000 for the nine months ended September 30, 2008 as a result of fewer stock options, and related expense, awarded during 2008 compared to the prior year period. In addition, legal services decreased $377,000, primarily due to costs associated with foreign patent applications in the prior year period, and employee costs decreased $219,000 due to our current estimate that we will not incur bonus or 401(k) matching contribution costs prior to our entry into a material licensing or collaboration agreement for one or more of our targeted cancer programs.

Offsetting these decreases, occupancy and depreciation costs increased $239,000 as a result of proceeds received under a settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility during the nine months ended September 30, 2007.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $29,929,000, excluding restricted long-term investments of $210,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities. Our marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. We do not hold any asset-backed or auction rate securities.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During the third quarter of 2008, we began incurring clinical costs associated with our phase I trial of CUDC-101, which began in August 2008. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our targeted cancer drug candidates reach clinical trials.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. As a result of the conclusion of all research funding, the majority of our research and development effort and expense has shifted from our programs that were funded under collaborations relating to the Hedgehog pathway and various discovery and preclinical programs to the development of our targeted cancer programs, particularly for our lead targeted cancer drug candidate, CUDC-101, which is currently being tested in patients in a phase I clinical trial and CUDC-305, which we selected as a development candidate in July 2008 and is currently being tested in IND-enabling studies.

While we are seeking a corporate collaborator for one or more of our targeted cancer programs, we are currently progressing the research and development of these programs on our own. We believe that our research and development expenses will increase for the remainder of 2008 and in future years in connection with our plans to continue phase I clinical testing for CUDC-101 and to progress CUDC-305 in preclinical testing toward an anticipated IND filing in mid-2009. We are actively seeking collaborators for our targeted cancer drug candidates, particularly CUDC-305, but have not reached advanced stages of negotiation with any party. Our intention is to enter into a license or collaboration agreement with CUDC-305 prior to initiation of phase I clinical testing. If we are unable to consummate such a transaction, we would consider suspending further development of CUDC-305, at least temporarily. Our decision would be based on a number of factors including, phase I data generated by CUDC-101, our future cash position and the overall financial markets, among others.

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

Net cash used in operating activities was $11,186,000 for the nine-month period ended September 30, 2008 as compared to $9,176,000 for the nine-month period ended September 30, 2007. Cash used in operating activities during the nine-month period ended September 30, 2008 was primarily the result of our net loss of $9,967,000. In addition, changes in certain operating assets and liabilities affected operating cash during the nine-month period ended September 30, 2008, including a decrease in deferred revenue of $1,853,000 as a result of the recognition of the $1,750,000 license fee that we received in December 2007 under our BMP transaction with Stryker Corporation and a decrease of $1,967,000 in our accounts payable and accrued liabilities. Offsetting these decreases were noncash items stock-based compensation expense of $1,774,000 and depreciation of $763,000.

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

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $621,000 for the nine-month period ended September 30, 2008 as compared to cash of $5,092,000 generated in the nine-month period ended September 30, 2007. Cash used by investing activities resulted principally from $561,000 in net investment purchases for the nine months ended September 30, 2008. Cash used by investing activities resulted principally from $5,334,000 in net investment purchases for the nine months ended September 30, 2007 primarily related to investment of funds received from our August 2007 private placement. In addition, for the nine months ended September 30, 2007, we received $316,000 in net proceeds from the sale of certain of our assets. We currently do not expect to undertake any significant capital projects during 2008.

Financing activities used cash of approximately $221,000 for the nine-month period ended September 30, 2008, resulting from repayment of $401,000 on our notes with the Boston Private Bank & Trust Company. This decrease in cash was offset by cash received of $181,000 upon the exercise of stock options and purchases under our employee stock purchase plan. Financing activities provided cash of $13,320,000 for the nine-month period ended September 30, 2007, resulting primarily from $14,578,000 received in issuances of common stock, including net proceeds of $14,422,000 from our August 2007 private placement of common stock and $156,000 received upon the exercise of stock options. Offsetting these increases in cash, we repaid $1,257,000 on our term debt with the Boston Private Bank & Trust Company.

We anticipate that existing capital resources at September 30, 2008, should enable us to maintain current and planned operations into the first half of 2010. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond the first half of 2010 is dependent upon, among other things, the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Additional financing may not be available or, if available, it may not be available on favorable terms. In addition, the sale of additional debt or equity securities could result in dilution to our stockholders. If substantial additional funding is not available, our ability to fund research and development and other operations will be significantly affected and, accordingly, our business will be materially and adversely affected. See “Part II, Item 1A—Risk Factors,” for a further discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2008.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

As of September 30, 2008, we had an accumulated deficit of approximately $705,814,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our drug candidates are in early stages of development. As a result, for the foreseeable future, we will need to spend significant capital, particularly on our internally funded targeted cancer programs, in an effort to develop products that we can commercialize. As such, we expect to incur substantial operating losses for the foreseeable future. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We will require substantial additional capital, which is likely to be difficult to obtain.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101, CUDC-305 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

We anticipate that existing cash, cash equivalents and working capital at September 30, 2008, should enable us to maintain current and planned operations into the first half of 2010. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, is highly volatile. Due to this and various other factors, including the currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of such a financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

We may face fluctuations in our operating results from period to period, which may result in a drop in our stock price.

Our operating results have fluctuated significantly from period to period in the past and may rise or fall significantly from period to period in the future as a result of many factors, including:

•	the cost of research and development that we engage in;

•

a failure to successfully complete preclinical studies and clinical trials in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the entry into, or termination of, collaboration agreements;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the ability to operate without infringing upon the proprietary rights of others;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	general and industry-specific adverse economic conditions that may affect, among other things, our and our collaborators’ operations and financial results;

•	revenue recognition policies;

•	changes in accounting estimates, policies or principles; and

•	the introduction of competitive products and technologies by third parties.

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

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

We depend on our collaborative relationship with Genentech and if Genentech fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule pathway inhibitor of the hedgehog signaling pathway. Genentech is currently testing GDC-0449 in a phase II clinical trial and has stated that it plans to initiate a phase II trial in advanced ovarian cancer in the fourth quarter of 2008 and a phase II trial in advanced basal cell carcinoma in the first half of 2009. Our collaborations with Genentech are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech has significant discretion in determining the efforts and resources that it will apply to each collaboration. The timing and amount of any cash payments related to future royalties and the achievement of development objectives that we may receive under such collaborative arrangements will depend on, among other things, Genentech’s efforts, allocation of resources and successful development and commercialization of our drug candidates.

•

Our strategic collaboration agreements with Genentech permit Genentech wide discretion in deciding which drug candidates to advance through the clinical trial process. It is possible for Genentech to reject drug candidates at any point in the research, development and clinical trial process, without triggering a termination of the collaboration agreement with us. In the event of any such decision, our business and prospects may be adversely affected due to our inability to progress drug candidates ourselves.

•	Genentech may develop and commercialize, either alone or with others, products that are similar to or competitive with the drug candidates that are the subject of its collaborations with us.

•

Genentech may change the focus of its development and commercialization efforts or pursue higher-priority programs. Our ability to successfully commercialize drug candidates under collaboration with Genentech could be limited if Genentech decreases or fails to increase spending related to such drug candidates.

•

Genentech may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. For example, in July 2008, Roche Holdings Ltd made an offer to acquire the remaining approximately 44% of Genentech outstanding common stock not then owned by Roche. Any such third-party transaction, including a merger with Roche, could: divert the attention of Genentech’s management and adversely affect Genentech’s ability to retain and motivate key personnel who are important to the continued development of the programs under our collaboration. In addition, the third-party could determine to reprioritize Genentech’s development programs such that it ceases to diligently pursue the development of our programs; and/or cause the collaboration with us to terminate.

•

Genentech may, under specified circumstances, terminate its collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific and financial communities.

If Genentech fails to successfully develop and commercialize our drug candidates under collaboration, we may not be able to develop and commercialize these candidates independently or successfully enter into one or more alternative collaborations, in which event our financial condition, results of operations and stock price may be adversely affected.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more of drug candidates under our targeted cancer drug programs. For example, we are currently seeking corporate collaborations for CUDC-101 and CUDC-305, the first two drug candidates we have selected from these programs. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101, CUDC-305 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101, CUDC-305 or any future programs, the clinical development of these programs could be significantly delayed and our future prospects may be adversely affected and our stock price could decline.

The therapeutic efficacy of drug candidates under our targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101, CUDC-305 or any other future drug candidates that we may select from this program.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop proprietary single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from this program for further development: CUDC-101, which is being designed to simultaneously inhibit HDAC, EGFR and Her2, and CUDC-305, an orally available, synthetic small molecule inhibitor of Hsp90. In August 2008, we treated the first patient in a phase I trial of CUDC-101. We initiated IND-enabling studies of CUDC-305 in October 2008.

CUDC-101 and CUDC-305 are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the validated cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical trials. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, CUDC-305, or any other drug candidates under our targeted cancer drug development platform, in which case we will not achieve profitability and the value of our stock will decline.

If preclinical studies and clinical trials of our drug candidates are not successful then our future profitability and success could be adversely affected.

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead product candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a phase II clinical trial and Genentech has stated that it plans to initiate two additional phase II clinical trials of GDC-0449, including a phase II trial in advanced ovarian cancer in the fourth quarter of 2008 and a phase II trial in advanced basal cell carcinoma in the first half of 2009. In addition, in August 2008 we treated our first patient in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our drug candidates under development may not be successful. We, Genentech and any future collaborators could experience delays or failures in preclinical or clinical trials of any of our drug candidates for a number of reasons. For example:

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

•

the timing and completion of clinical trials of our drug candidates depend on, among other factors, the number of patients required to be enrolled in the clinical trials and the rate at which those patients are enrolled, and any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or program termination;

•

our products under development may not be effective in treating any of our targeted cancer indications or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

•

institutional review boards or regulators, including the FDA, or any collaborators may hold, suspend or terminate our clinical research or the clinical trials of our drug candidates for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks; and

•

we, along with any of our current or potential future collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person may result in delays in FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s).

If the preclinical studies and/or clinical trials for any of our drug candidates that we, Genentech, and any future collaborators pursue are not successful, then our ability to successfully develop and commercialize products on the basis of the respective technologies will be materially adversely affected, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock price is likely to decline.

We expect to rely primarily on third parties for the performance and management of clinical trials and if such third parties fail to perform then we will not be able to successfully develop and commercialize drug candidates and grow our business.

We have very limited experience in conducting later-stage clinical trials. We expect to rely primarily on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech under our existing collaboration agreements with Genentech and we expect that any future collaboration partners may similarly be fully responsible for conducting at least the later-stage clinical trials of drug candidates. In the near term, we expect to rely primarily on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, create and submit IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with the trial design. In addition, the FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we may in the future rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

If we and our current and potential future collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock could substantially decline.

We, Genentech and any potential future collaborative partners will be required to obtain regulatory approval in order to successfully advance our drug candidates through the clinic and prior to marketing and selling such products. The process of obtaining FDA and other required regulatory approvals is expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

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

We are subject to, and our current and potential future collaborative partners are, or will be, subject to, numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

In addition, regulatory agencies may change existing requirements or adopt new requirements or policies. We and any collaborative partners may be slow to adapt or may not be able to adapt to these changes or new requirements.

As a result of these factors, we and any collaborators may not successfully begin or complete clinical trials and/or obtain regulatory approval to market and sell our drug candidates in the time periods estimated, if at all. Moreover, if we or any collaborators incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our drug candidates and to produce, market and distribute products after approval.

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

Even if marketing approval is obtained, any products we or any current or potential future collaborators develop will be subject to ongoing regulatory oversight, which may affect the successful commercialization of such products.

Even if we or any current or potential future collaborators obtain regulatory approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After marketing approval for any product is obtained, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

If there is a failure to comply with applicable regulatory requirements, we or any collaborator may be subject to fines, refusal to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal to permit the import or export of our products and criminal prosecution.

We and Genentech are, and any potential future collaborators will be, subject to governmental regulations in connection with the research, development and commercialization of our drug candidates in addition to those imposed by the FDA. We and any such collaborators may not be able to comply with these regulations, which could subject us, or such collaborators, to penalties and otherwise result in the limitation of our or such collaborators’ operations.

In addition to regulations imposed by the FDA, we, our current collaborator, Genentech, and any potential future collaborators are subject to regulation under, among other laws, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of pharmaceutical and biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We, our current collaborator, Genentech, and any potential future collaborators, may not achieve projected research and development goals in the time frames we or they announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech has also made public statements regarding its expectations for the clinical development of GDC-0449 and may in the future make additional statements about its goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the Hedgehog signaling pathway is increasingly competitive. We are developing Hedgehog-based therapies under our collaborations with Genentech in the field of cancer. Competitors may discover, characterize and develop Hedgehog pathway inhibitor drug candidates before we do or may compete with us in the same market sector.

In addition, our small molecule targeted cancer drug development candidates, which are focused primarily on clinically validated cancer targets, face significant competition from marketed drugs and drugs under development that seek to inhibit the same targets as our drug candidates.

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

We expect competition to intensify in cancer generally and, specifically, in targeted approaches to develop potential cancer therapies as technical advances in the field are made and become more widely known. If we are not able to compete effectively, then we may not be able, either alone or with others, to advance the development and commercialization of our drug candidates, which would adversely affect our ability to grow our business and become profitable.

We could be exposed to significant monetary damages and business harm if we are unable to obtain or maintain adequate product liability insurance at acceptable costs or otherwise protect ourselves against potential product liability claims.

Product liability claims inherent in the process of researching, developing and commercializing human health care products could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our future products or result in reputational harm and could result in the payment of a significant damage award. We currently have product liability insurance for our phase I clinical trial of CUDC-101. However, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. If any of our drug candidates advance in clinical trials and/or are approved for marketing, we may seek additional insurance coverage. Product liability insurance is expensive and may be difficult to procure. As such, it is possible that we will not be able to obtain product liability insurance on acceptable terms, if at all, or that our product liability insurance coverage will prove to be adequate to protect us from all potential claims, which may harm our business.

If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

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

Any business that we conduct in China will expose us to the risk of adverse changes in political, legal and economic policies of the Chinese government, which changes could impede our preclinical efforts in China and materially and adversely affect the development of our Targeted Cancer Programs.

We currently engage medicinal chemists in Shanghai, China pursuant to an agreement with a medicinal chemistry provider in Shanghai. We also currently engage biologists at another third-party provider in Beijing, China. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

We in-license certain of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, or fail to secure any required new licenses, we could lose license rights that are necessary to commercializing our drug candidates.

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog pathway technologies, and to use technologies in our research and development processes. Our most significant in-license agreements are with Harvard University, Columbia University, the Johns Hopkins University both alone and with the University of Washington, and Leland Stanford Junior University. Some of these license agreements impose various development, commercialization, funding, royalty, diligence, and other obligations on us, which provide that our failure to meet any agreed upon requirements may allow the licensor to terminate the agreement. Some of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our drug candidates. In addition, continued development and commercialization of our drug candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

We may not have rights under patents that may cover one or more of our drug candidates. In some cases, these patents may be owned or controlled by third-party competitors and may prevent or impair our ability to exploit our technology. As a result, we or our current or potential future collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our drug candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners may not be able to develop and commercialize the affected product candidate or candidates.

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

Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:

•

initiation of litigation or other proceedings against third parties to enforce our patent rights, to seek to invalidate the patents held by these third parties or to obtain a judgment that our drug candidates do not infringe the third parties’ patents;

•	participation in interference proceedings to determine the priority of invention if our competitors file U.S. patent applications that claim technology also claimed by us;

•	initiation of foreign opposition proceedings by third parties that seek to limit or eliminate the scope of our patent protection in a foreign jurisdiction;

•	initiation of litigation by third parties claiming that our processes or drug candidates or the intended use of our drug candidates infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property that may be important to our business.

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

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize our products under development, we or any collaborators must be able to manufacture products in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our drug candidates or related materials become unavailable or are not delivered on a timely basis or at all, or are contaminated or otherwise lost, certain preclinical studies and/or clinical trials by us and any collaborators could be seriously delayed. This is due to the fact that such materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

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

Any contract manufacturers with which we enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Any failure by our contract manufacturers, any collaborators or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

•	we and any collaborators may not be able to initiate or continue certain preclinical and/or clinical trials of products that are under development;

•	we and any collaborators may be delayed in submitting applications for regulatory approvals for our drug candidates; and

•	we and any collaborators may not be able to meet commercial demands for any approved products.

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

Our ability to collect significant royalties from our products may depend on our ability, and the ability of any current or potential future collaboration partners or customers, to obtain adequate levels of coverage for our products and reimbursement from third-party payers such as:

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $2.35 and as low as $0.75 per share for the period January 1, 2007 through October 24, 2008. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	announcements regarding new technologies by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our competitors;

•	litigation or public concern about the safety of our potential products;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions; and

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets.

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

As of September 30, 2008, we had outstanding approximately 63.4 million shares of common stock, most of which can be traded without restriction at any time. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of September 30, 2008, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

PART II—OTHER INFORMATION

Item 5.	OTHER INFORMATION

Reduction in Base Salaries of Executive Officers

On October 24, 2008, the compensation committee of our board of directors approved reductions to the annual base salaries paid to our executive officers, effective October 27, 2008, as follows:

Name	Old Annual Base Salary	New Annual Base Salary

Daniel R. Passeri	$400,000	$300,000

Michael P. Gray	$300,000	$250,000

Changgeng Qian	$250,000	$225,000

Mark W. Noel	$210,000	$189,000

Equity Grants to Executive Officers

On October 24, 2008, in consideration for the reduction of annual base salaries described herein, the compensation committee of our board of directors authorized the grant to each executive officer listed below, pursuant to our 2000 Stock Incentive Plan, as amended, of an incentive stock option or, to the extent that the applicable provisions of the Internal Revenue Code do not permit such grants to be treated as incentive stock options, then non-qualified stock options, to purchase the number of shares of our common stock set forth next to such executive officer’s name below, at an exercise price equal to the closing price of our common stock on the NASDAQ Global Stock Market on October 24, 2008. Each option shall be evidenced by our standard form of stock option agreement and shall vest as to one twelfth of the shares underlying such option on November 24, 2008 and at the end of each month thereafter until all the shares underlying such option shall become vested on October 24, 2009, subject to the executive officer’s continued employment with us.

Name	Number of Shares Underlying Option

Daniel R. Passeri	202,000

Changgeng Qian, Ph.D., M.D.	51,000

Mark W. Noel	43,000

On October 24, 2008, in consideration for the reduction of Mr. Gray’s annual base salary described herein, the compensation committee of our board of directors authorized the grant to Mr. Gray, pursuant to our 2000 Stock Incentive Plan, as amended, of 79,113 shares of our restricted common stock, at a purchase price of $0.01 per share, which shares shall be evidenced by our standard form of restricted stock agreement and shall become vested as to one twelfth of the shares on November 24, 2008 and at the end of each month thereafter until all such shares shall become vested on October 24, 2009, subject to Mr. Gray’s continued employment with us.

Letter Agreements with Executive Officers

On October 27, 2008, we entered into a letter agreement with each of our executive officers (each, a “Letter Agreement” and collectively, the “Letter Agreements”) to, among other things:

•	reflect the reductions in annual base salaries paid to the executive officers as described herein; and

•	reflect the grants of equity to the executive officers as described herein.

In addition, the Letter Agreements amend the offer letters, as amended, by and between us and Changgeng Qian, Michael P. Gray and Mark W. Noel and the employment agreement by and between us and Daniel R. Passeri to provide that:

•

certain severance amounts to be paid to the executive officer as a result of his termination for Good Reason (as defined in the applicable employment agreement or offer letter) or without Cause (as defined in the applicable employment agreement or offer letter) be changed from twelve (for Mr. Passeri) or six (for the other executive officers) monthly payments each equal in amount to one twelfth of his then base salary to twelve (for Mr. Passeri) or six (for the other executive officers) monthly payments each equal in amount to one twelfth of the greater of (x) his salary in effect on September 30, 2008 and (y) his then base salary;

•

certain severance amounts to be paid to the executive officer as a result of his termination for Good Reason or without Cause within twelve months following a Change in Control Event (as defined in the applicable employment agreement or offer letter) be changed from twelve (for Mr. Passeri) or six (for the other Executive Officers) monthly payments each equal in amount to one twelfth of his then base salary to twelve (for Mr. Passeri) or six (for the other executive officers) monthly payments each equal in amount to one twelfth of the greater of (x) his salary in effect on September 30, 2008 and (y) his then base salary;

•

the definition of “base salary” used to calculate certain severance amounts to be paid to the executive officer in connection with a Change in Control Event be changed from the greater of the amount in effect either immediately prior to the Change in Control Event or his employment termination date to the greater of the amount in effect (x) on September 30, 2008, (y) immediately prior to the Change in Control Event or (z) on his employment termination date; and

•	for Mr. Passeri, we pay fees for the preparation of such executive officer’s tax return by a tax professional.

The foregoing summary of the Letter Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of such Letter Agreements, copies of which are attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4 and are incorporated into this Item 5 by reference.

Item 6.	EXHIBITS

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: October 28, 2008	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated as of October 27, 2008, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri

10.2	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray

10.3	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian

10.4	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350