Form 10-K
period 2008-12-31
CURIS INC
filed 2009-02-26
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2008 was approximately $62,390,000.

As of February 24, 2009, there were 63,653,698 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 3, 2009, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2008 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. In expanding our drug development efforts with respect to these targeted cancer programs, we are building upon our past experiences in targeting signaling pathways, including the Hedgehog pathway. We seek to conduct research programs both internally and through strategic collaborations.

Our cancer programs include a Hedgehog pathway inhibitor program for which our collaborator Genentech is conducting clinical trials on the lead molecule, GDC-0449. These trials include a pivotal Phase II clinical trial in advanced basal cell carcinoma patients, as well as Phase II clinical trials in first-line metastatic colorectal cancer and in advanced ovarian cancer patients. In addition to these trials, a Phase I clinical trial to treat medulloblastoma patients was initiated by a third-party investigator under a Cooperative Research and Development Agreement (CRADA) between Genentech and the National Cancer Institute (NCI). We anticipate that additional clinical trials will be initiated in the future, including Phase II clinical trials in small cell lung and pancreatic cancers, among others. While the initiation of future trials conducted under the CRADA will not result in cash payments to us, we believe that such trials are important to the overall development of GDC-0449 since they may provide a greater opportunity to generate additional data in tumor types other than those currently under investigation by Genentech. We believe that GDC-0449 is the first Hedgehog pathway inhibitor to advance to Phase II clinical testing. Moreover, we and our collaborator Genentech have substantial intellectual property rights in the Hedgehog signaling pathway.

In addition to our Hedgehog pathway inhibitor program, since 2006 we have been applying our signaling pathway-based preclinical drug development experience to develop cancer drug candidates that target biological signaling pathways other than the Hedgehog pathway. However, unlike the Hedgehog pathway, a majority of these targeted pathways have been clinically validated by others in various cancer indications. By directing our efforts toward validated targets, we believe that we can expedite the drug development process by taking advantage of the accumulated scientific knowledge base relating to these targets and the molecules that have been developed to act on them. Our targeted cancer programs primarily consist of several proprietary drug programs through which we have produced single small molecules that target one or more signaling pathways. We believe that this approach of using a single small molecule to target critical nodes in various signaling pathway networks may provide for a better therapeutic effect than many of the targeted cancer drugs currently marketed or in development. Our lead candidate from these programs is CUDC-101, a small molecule that is currently in Phase I clinical testing and is designed to target histone deacetylase (HDAC), epidermal growth factor receptor (EGFR) and epidermal growth factor receptor 2 (Her2). In addition, we expect to file an Investigational Drug Application (IND) for CUDC-305, a Heat Shock Protein 90 (Hsp90) inhibitor, in mid-2009, and provided that we have adequate capital resources, begin clinical testing on this candidate during the second half of 2009.

Product Development Programs

We are developing drug candidates to treat cancer. These product development initiatives, described in the chart below, are being pursued using our internal resources or through collaboration with Genentech. We believe that Genentech provides significant additional resources and clinical development expertise to our Hedgehog pathway inhibitor program through our collaboration. In addition, this collaboration provides us with potential future contingent cash payments upon the achievement of development and regulatory objectives and royalties on future product sales, if any. Our product development initiatives are derived primarily from our intellectual property portfolio related to the Hedgehog signaling pathway as well as to our other targeted cancer programs.

The table below summarizes our current research and development programs, including the current development status of each program.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449 - GDC-0449 - GDC-0449	Advanced basal cell carcinoma Metastatic colorectal cancer Advanced ovarian cancer	Genentech Genentech Genentech	Pivotal Phase II Phase II Phase II

Targeted cancer programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
- CUDC-305 (Hsp90 inhibitor)	Cancer	Internal development	Development candidate
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that our collaborator Genentech is currently treating human patients in a pivotal Phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future New Drug Application (NDA) submission by Genentech. “Phase II” means that our collaborator Genentech is currently treating human patients in a Phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I” means that we are currently treating human patients in a Phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that based on in vitro and in vivo in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the Food & Drug Administration (FDA) seeking to commence a Phase I clinical trial. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the year ended December 31, 2008, Genentech, which is our only current collaborator, and Stryker Corporation, the assignee of our Bone Morphogenetic Protein (BMP) assets, accounted for substantially all of our revenue, as follows: Genentech, $6,282,000, or 75%, and Stryker, $1,750,000, or 21%.

Hedgehog Pathway Inhibitor Program

Our Hedgehog pathway inhibitor technologies represent our most advanced program and are being developed in various cancer indications under a June 2003 collaboration agreement with Genentech. Genentech is a biotechnology company with broad expertise in the development and commercialization of cancer therapeutics.

The Hedgehog signaling pathway controls the development and growth of many kinds of tissues in the body by directly promoting cell division in specific cell types, and by activating other secondary signaling pathways that control the synthesis of growth factors and angiogenic (blood vessel-forming) factors.

In recent years, it has been widely published that abnormal Hedgehog signaling may also contribute to the growth of certain cancers, including basal cell carcinoma, breast, colorectal, esophageal, ovarian, pancreatic, prostrate and small cell lung cancers, among others. Preclinical evidence suggests that Hedgehog protein produced by tumor cells may signal adjacent stromal cells within the tumor environment to produce various growth and angiogenic factors that can enhance tumor maintenance and growth. Systemic administration of our Hedgehog signaling pathway inhibitors has been shown to slow or halt the progression of various types of tumors in our preclinical models of cancer. We believe that Hedgehog pathway inhibitors selectively target fundamental mechanisms involved in the maintenance and progression of tumor growth and, as such, may represent a new generation of cancer therapeutics.

This preclinical scientific data, combined with strong Phase I efficacy data in advanced basal cell carcinoma patients, has resulted in a broad clinical development effort by our collaborator Genentech. Genentech is currently conducting three clinical trials of GDC-0449, an orally administered first-in-class Hedgehog pathway inhibitor, as follows:

•

Pivotal Phase II advanced basal cell carcinoma clinical trial:    In February 2009, Genentech initiated a pivotal Phase II clinical trial of GDC-0449 as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma (BCC). Genentech expects to evaluate GDC-0449 in approximately 100 patients with metastatic or locally advanced BCC in a global single-arm, two-cohort clinical trial. One cohort includes all patients with histologically-confirmed, RECIST measurable metastatic BCC. RECIST provides standard parameters to be used when documenting patient response for solid tumors. The second cohort includes histologically-confirmed locally advanced BCC that is considered inoperable by the treating physician. All patients will receive a daily oral dose of GDC-0449. This Phase II pivotal study builds upon the Phase I safety and efficacy data demonstrated by GDC-0449, which showed clinical benefit in a substantial proportion of advanced BCC patients. There is currently no standard of care for patients with these types of BCC and Genentech has indicated that it designed this pivotal trial so that its data, if positive, may serve as the basis for NDA submission by Genentech.

Upon initiation of this pivotal Phase II clinical trial, we earned $6,000,000 from Genentech, which we expect to be paid during the first quarter of 2009.

•

Phase II first-line metastatic colorectal cancer clinical trial:    In May 2008, Genentech initiated a Phase II clinical trial of GDC-0449 in metastatic colorectal cancer. GDC-0449 is being evaluated in approximately 150 patients with metastatic colorectal cancer in combination with the current standard of care in a randomized, placebo-controlled, double-blind Phase II trial. Patients receive either FOLFOX or FOLFIRI chemotherapy in combination with Avastin and are randomized to receive GDC-0449 or placebo. The primary objective of the trial is progression-free survival from randomization to disease progression or death. Secondary outcome measures include the measurement of Hedgehog protein expression in archival tissue and tracking of adverse events.

Genentech made a $3,000,000 cash payment to us in May 2008 for the initiation of this Phase II clinical trial.

•

Phase II advanced ovarian cancer clinical trial:    In December 2008, Genentech initiated a Phase II clinical trial of GDC-0449 as a maintenance therapy for advanced ovarian cancer patients. GDC-0449 is being evaluated in approximately 100 patients with ovarian cancer in second or third complete remission in a randomized, placebo-controlled, double-blind, multi-center Phase II trial. Patients are randomized in a 1:1 ratio to receive either GDC-0449 or a placebo comparator and are stratified based on whether their cancer is in a second or third complete remission. The primary endpoint of the trial is progression-free survival. Secondary outcome measures include overall survival, measurement of Hedgehog ligand expression in archival tissue and number and attribution of adverse events. We believe that there is a significant unmet treatment need for patients with relapsed ovarian cancer. While many advanced ovarian cancer patients initially experience clinical remission with current therapies, the disease recurs for most patients. Genentech designed this Phase II trial to investigate if GDC-0449 may help delay tumor re-growth following clinical remission of cancer after second-line chemotherapy treatment for recurrent disease.

Curis received a $3,000,000 cash payment from Genentech in December 2008 for the initiation of this Phase II clinical trial. This is the final Phase II development objective under this collaboration for which we are eligible for compensation.

In addition to GDC-0449, which is a small molecule, Genentech has also conducted preclinical research on antibody-based Hedgehog pathway inhibitors. We expect to provide further updates on this program only if Genentech determines to pursue clinical development of an antibody candidate from this program, as we currently cannot predict whether Genentech will pursue the further development of Hedgehog antibody pathway inhibitors.

Under the terms of the June 2003 agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors for human therapeutic applications, including cancer therapy. We had responsibilities to perform certain funded preclinical research activities and, from January 2005 through August 2006, co-funded clinical development costs for certain products. In November 2008, Genentech granted a license to F. Hoffmann-LaRoche, Ltd (Roche) for ex-U.S. rights to GDC-0449. Roche received this license pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. We believe that the collaborative worldwide development activities of Genentech and Roche could expand the potential value of this compound since Roche brings significant additional clinical development and commercialization experience to advance and market GDC-0449 outside of the U.S. Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are not a party to this agreement between Genentech and Roche but we are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech.

Pursuant to the collaboration agreement, in June 2003 Genentech made up-front payments of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and a payment of $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration. We entered into three amendments to the June 2003 collaboration agreement. Pursuant to the amendments, Genentech increased its funded research commitment and extended its funding obligation through December 2006. As part of these amendments, Genentech provided us with $5,846,000 in incremental research funding over the period from December 2004 to December 2006 at which time, all research funding ended. We do not expect to receive additional future research funding from Genentech or incur any material research costs related to this program. The achievement of certain development objectives as outlined in the agreement provides us with an important source of financing, resulting in a total of $18,000,000, including the $6,000,000 we will receive in the first quarter of 2009 for the initiation of the pivotal Phase II trial initiated in February. In addition to these payments, we will be eligible to receive additional future cash payments from Genentech only upon the achievement of additional specified clinical development and regulatory approval objectives, as well as royalties on product sales if any Hedgehog pathway inhibitor products are successfully developed and commercialized.

Unless terminated earlier, the agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. The agreement may be terminated earlier, by either party for cause, upon sixty days prior written notice. In addition, Genentech may terminate the agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to receive clinical development and regulatory approval milestones and royalties on product sales for such licensed compound.

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

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of December 31, 2008, we have incurred expenses of an aggregate of $600,000 related to such payments.

Our Proprietary Targeted Cancer Programs

Over the past several years, targeted cancer drugs have been considered among the most promising cancer treatments for obtaining better therapeutic effect with less toxicity when compared with traditional chemotherapy, which, in addition to attacking cancerous cells, also tends to attack a broad range of healthy cells. A large body of published data shows cancers to have multiple, intersecting signaling pathways that support survival, growth, and invasion. Targeting only one or two of these pathways with single-targeted agents has generally only led to modest improvements to existing standards-of-care and most cancer patients with solid tumors do not respond in a clinically meaningful manner. Identifying the correct combination of critical targets within the network of cancer cell signaling pathways wherein simultaneous blockade could provide a major improvement in outcomes for cancer patients is an area of intense research and development.

In 2006, we utilized medicinal chemistry and our biological expertise to initiate a series of proprietary targeted cancer drug programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within the signaling pathways associated with certain cancers. These programs are primarily focused on developing a number of proprietary, small molecule, single agent, multi-targeted inhibitor drug compounds, including CUDC-101, the first drug candidate from these programs to reach human clinical testing. Each proprietary compound is being designed to inhibit validated cancer targets, including among others EGFR, Her2, Bcr-Abl tyrosine kinase and phosphatidylinositol-3-kinase (PI3k), and in combination with inhibition of HDAC, which is a validated non-kinase cancer target. We are also seeking to use this platform to develop proprietary single agent, single target drug candidates for cancer indications, including CUDC-305, an Hsp90 inhibitor.

HDAC inhibition is a core component in each of our multi-targeted inhibitors. We believe that HDAC inhibition is a very promising non-kinase target for cancer therapy, particularly when combined with simultaneous inhibition of certain other targets. There is substantial preclinical evidence of synergistic induction of cancer cell death when HDAC inhibitors are combined with a diverse range of other targeted therapies or standard chemotherapeutic agents, demonstrating that HDAC inhibition may be more broadly effective in the treatment of cancer when integrated with other inhibitory activities. Currently, there is one FDA-approved HDAC inhibitor and several other HDAC-targeted drug candidates in clinical trials for cancer.

In furtherance of the development of our targeted cancer programs, since May 2006, we have outsourced certain medicinal chemistry functions to a leading provider in Shanghai, China. We have developed these relationships with Chinese providers to support our U.S. operations and we are currently engaging 17 chemists in China. We believe that this relationship has been important to our efforts to create a broad portfolio of proprietary cancer drugs.

We have filed a number of patents including a broad omnibus patent application that covers the drug design concept that is the basis for our multi-targeted cancer programs, as well as numerous species filings relating to specific classes of compounds which we believe will constitute novel compositions from a patentability standpoint. We expect that we will continue to file additional patent applications covering new compositions in the future.

We are concurrently engaged in collaboration discussions with several pharmaceutical and biotechnology companies and are seeking to consummate a collaboration for one of our targeted inhibitors during 2009, although we cannot be certain that such a collaboration will occur in the time frame expected, if at all.

CUDC-101

CUDC-101 is the first compound selected as a drug candidate from our targeted cancer programs. CUDC-101 is designed as a first-in-class therapeutic to simultaneously inhibit HDAC, EGFR and Her2. In preclinical studies, CUDC-101 demonstrated the potential to inhibit all three molecular targets resulting in the potent killing of a wide range of cancer cell lines that are representative of a variety of human cancer types, many of which have demonstrated resistance to various approved targeted agents.

While CUDC-101’s mechanism of action is not known, our data suggest that CUDC-101’s mechanism of action involves the sensitization of cancer cells to EGFR and Her2 inhibition through HDAC inhibition. CUDC-101 simultaneously inhibits both EGFR and Her2 at the receptor level while blocking downstream HDAC inhibition within the cancer cells. Despite the existence of other multi-targeted inhibitors, CUDC-101 is unique in its choice of targets which we believe enables a synergistic attack on multiple nodes or points in the overall pathway network that are used by tumors to survive, grow, and invade surrounding tissue. Utilizing the same targeted strategy with other currently available drugs would require combining two or three separate agents, which typically have mismatched dosing schedules and tend to display additive dose limiting toxicities. In contrast, we believe that CUDC-101, as a single small molecule, has the potential to act in the same cancer cells at the same time with fewer toxic side effects and thus potentially represents an important advance in targeted agent cancer therapy.

In August 2008, we initiated a Phase I trial of CUDC-101in patients with advanced, refractory solid tumors. The primary objectives of this open-label Phase I trial are to evaluate the safety and tolerability of escalating doses of CUDC-101 and to establish the maximum tolerated dose and dose limiting toxicities. Secondary objectives are to assess the pharmacokinetics, efficacy and ability of CUDC-101 to inhibit HDAC, EGFR and HER2 in this patient population. The study is being conducted at two sites within the United States and is expected to enroll between 18 and 40 patients spread across several dose-escalating cohorts.

We currently expect to complete this Phase I trial in mid-2009.

CUDC-305

In July 2008, we selected CUDC-305 as a development candidate. In addition to demonstrating potent efficacy across a broad range of cancers in preclinical cancer models, CUDC-305 exhibited promising pharmacological features in preclinical testing, particularly its high oral bioavailability, high tumor penetration and extended tumor retention. Most notably, Curis scientists observed complete tumor regression following oral administration of CUDC-305 in a mouse xenograft model of acute myelogenous leukemia (AML). Tumor regression has also been observed after treatment of CUDC-305 in mouse xenograft models of breast, non-small cell lung, gastric and colon cancers as well as in glioblastoma brain cancers. In this preclinical testing, the compound also demonstrated an ability to effectively cross the blood brain barrier, and demonstrated an ability to extend survival in a preclinical intracranial glioblastoma model. We initiated IND-enabling studies during the second half of 2008 and anticipate that, assuming the outcome of those studies is favorable and that we have adequate capital resources, we will file an IND application for CUDC-305 in mid-2009.

Other Targeted Cancer Programs

We are also seeking to advance several other small molecule drug candidates from our targeted cancer programs. Provided that we have adequate capital resources, we anticipate that we will select a compound from one of these programs as a development candidate in the second half of 2009. Assuming that we meet this selection timeline and that subsequent preclinical studies are successful, we anticipate that we would submit an IND application for this additional development candidate during the second half of 2010.

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

Intellectual Property

Our policy is to obtain and enforce the patents and proprietary technology rights that are key to our business. We intend to continue to file U.S. and foreign patent applications to protect technology, inventions and improvements that are considered important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

In the U.S., we have issued patents expiring on various dates between 2013 and 2023 as well as pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents relating to our proprietary technologies.

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

Hedgehog Pathway.    We have issued U.S. patents and allowed U.S. applications expiring on various dates between 2013 and 2023, which relate to the Hedgehog pathway. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

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

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog pathway technologies, and to use technologies in our research and development processes. Our most significant license agreements include our license agreements dated February 9, 1995 and September 1, 2000 with the President and Fellows of Harvard University, each of which were amended and restated effective June 10, 2003; a license agreement dated January 1, 1995 and as subsequently amended with The Trustees of the Columbia University; a license agreement dated September 26, 1996, which was amended and restated effective June 1, 2003, with the Johns Hopkins University and the University of Washington School of Medicine; a license agreement dated May 3, 2000 with the Johns Hopkins University; and a February 12, 1996 license agreement with the Leland Stanford Junior University. The consideration payable in exchange for these licenses includes up-front fees, issuances of shares of common stock, annual royalties, milestone payments and royalties on net sales by our sub-licensees and us. The licensors may terminate these agreements if we fail to meet certain diligence requirements, fail to make payments or otherwise commit a material breach that is not cured after notice.

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

Research and Development Program

We have a research group that seeks to identify and develop new therapeutic applications for our existing patent portfolio and seeks to identify new signaling pathways that may have therapeutic potential. As of December 31, 2008, our research group consists of 21 employees, consisting of molecular biologists, cell biologists, pharmacologists and other scientific disciplines. In an effort to expand our research capabilities in a fiscally prudent manner, we have also engaged 17 chemists on a contract basis at a leading preclinical service provider in Shanghai, China.

During the years ended December 31, 2008, 2007 and 2006, our total company-sponsored research and development expenses were approximately $13,092,000, $12,260,000 and $6,340,000, respectively, and our collaborator-sponsored research and development expenses were approximately $134,000, $2,519,000 and $8,250,000, respectively.

Regulatory Matters

FDA Requirements for New Drug Compounds

Numerous governmental authorities in the U.S. and other countries extensively regulate, among other things, the research, testing, manufacture, import and export and marketing of drug products. In the U.S., drugs are subject to rigorous regulation by the Food and Drug Administration, or FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion, sampling and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

The steps ordinarily required before a new pharmaceutical product may be marketed in the U.S. include preclinical laboratory tests, animal tests and formulation studies under the FDA’s good laboratory practice, or GLP, regulations; the submission to the FDA of a notice of claimed investigational exemption or an IND application, which must become effective before clinical testing may commence; adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought; submission to the FDA of a new drug application, or NDA, seeking approval to market the drug product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements; and FDA review and approval of the new drug application. Satisfaction of FDA pre-market approval requirements typically takes years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements, including the FDA’s GLP regulations. Preclinical testing is highly uncertain and may not be completed successfully within any specified time period, if at all. Further, the successful completion of preclinical trials does not assure success in human clinical trials. The results of preclinical testing are submitted to the FDA as part of an IND application, together with manufacturing information and analytical and stability data of the drug formulation. The IND application must become effective before clinical trials can begin in the United States. An IND application becomes effective 30 days after receipt by the FDA unless before that time the FDA places a clinical hold on the trials. In that case, the IND application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, including good clinical practices, under protocols detailing, among other things, the objectives of the trial, the parameters to be used in assessing safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the IND application. The study protocol and informed consent information for patients in clinical trials must be submitted to institutional review boards, or IRBs, for approval.

Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In phase I, the initial introduction of the drug into human subjects, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase I, phase II or phase III testing of any product candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. The FDA may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject. The FDA, an institutional review board, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil money penalties and other civil and criminal sanctions for failing to meet these obligations.

After successful completion of the required clinical testing, generally a new drug application, or NDA, is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The new drug application must include the results of extensive preclinical and clinical testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. In most cases, a substantial user fee must accompany the NDA.

If the FDA’s evaluation of the NDA and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval testing, including phase IV trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions and restrictions on distribution and use of the drug, which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once the new drug application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting, submission of periodic reports, and drug sampling and distribution requirements. If new safety issues arise after approval, FDA may require the company to conduct additional post-market studies to assess the risk, change the labeling to address the risk, or impose distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. Additionally, the FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling.

Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs for unapproved uses, based on the Federal Food, Drug, and Cosmetic Act, the False Claims Act and other federal laws governing reimbursement for drugs under the Medicare and Medicaid laws. Monetary penalties in such cases have often been in excess of $100 million and in some cases have exceeded $1 billion. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well-controlled head-to-head clinical trials. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to FDA review and approval of a new NDA or NDA supplement before the change can be implemented. Manufacturing operations must continue to conform to cGMPs after approval. Drug manufacturers are required to register their facilities with the FDA and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a complete response letter. The complete response letter outlines the deficiencies in the submission and may require additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, FDA may withhold approval of a NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

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

Competition

Our product candidates, if approved, will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics that target signaling pathways to treat cancers, is intense. Our competitors may include many large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology firms. There are several companies developing drug candidates that target the same cancer pathways that we are also targeting utilizing our proprietary targeted cancer programs. We believe that our competitive advantage over these companies is our strategy of developing drug candidates to target unique combinations of these cancer pathways to achieve synergistic effect. In addition to these competitors, we have identified biotechnology and pharmaceutical companies that claim to have intellectual property rights and drug development programs relating to compounds that modulate the Hedgehog pathway. Two of these companies, Infinity Pharmaceuticals, Inc. and Exelixis, Inc., filed IND applications in 2008 for molecules in their respective Hedgehog pathway inhibitor programs.

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

For certain of our programs, we rely on, or intend to rely on, strategic collaborators for support in our research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Our strategic collaborators may conduct multiple product development efforts within each disease area that is the subject of our strategic collaboration with them. Our strategic collaboration agreements may not restrict the strategic collaborator from pursuing competing internal development efforts. Any of our product candidates, therefore, may be subject to competition with a product candidate under development by a strategic collaborator.

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

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop sales, marketing and distribution capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.

Scientific Governance

We have established a scientific advisory board as well as a clinical advisory board, each made up of leading scientists and physicians in the field of cancer research and drug development. Members of these boards consult with us on matters relating to our research and development programs, including clinical trial designs, new technologies relevant to our research and development programs and other scientific and technical issues relevant to our business.

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

Director, Multiple Sclerosis Research Center of New York

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
Kenneth Pienta, M.D

Professor, Internal Medicine and Urology and Co-director, Urologic Oncology Program, The University of Michigan Comprehensive Cancer Center

Director, Translational Medicine Committee of the Southwest Oncology Group (SWOG)

Principal investigator, The University of Michigan’s Specialized Program of Research Excellence (SPORE) in prostate cancer awarded from the National Cancer Institute

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

Employees

As of December 31, 2008, we had 34 full-time employees, of whom 15 hold a Ph.D. or other advanced degree. Of these employees, 21 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

As of December 31, 2008, we had an accumulated deficit of approximately $707,971,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop products that we can commercialize and we expect to incur substantial operating losses for the foreseeable future. Our failure to become and remain profitable is likely to depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We may not be able to generate substantial revenue from existing or future collaborations.

We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations.

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

We anticipate that existing cash, cash equivalents and working capital at December 31, 2008, together with the $6,000,000 we will receive from Genentech in the first quarter of 2009, should enable us to maintain current and planned operations into mid-2010. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing many of which are outside our control, including the following:

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

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2008, we had $28,853,000 of cash equivalents and marketable securities consisting of commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

We depend on our collaborative relationship with Genentech and if Genentech fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule pathway inhibitor of the hedgehog signaling pathway. Genentech is currently testing GDC-0449 in two phase II clinical trials and a pivotal phase II trial in advanced basal cell carcinoma. Our collaborations with Genentech are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

•

Genentech may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. For example, in February 2009, Roche Holdings Ltd announced that it is commencing a cash tender offer for all outstanding publicly-held shares of Genentech for $86.50 per share that will expire on March 12, 2009, unless the offer is extended. Any such third-party transaction, including a merger with Roche, could: divert the attention of Genentech’s management and adversely affect Genentech’s ability to retain and motivate key personnel who are important to the continued development of the programs under our collaboration. In addition, the third-party could determine to reprioritize Genentech’s development programs such that it ceases to diligently pursue the development of our programs; and/or cause the collaboration with us to terminate.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our targeted cancer drug programs. For example, we are currently seeking corporate collaborations for CUDC-101 and CUDC-305, the first two drug candidates we have selected from these programs. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101, CUDC-305 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101, CUDC-305 or any future programs, the clinical development of these programs could be significantly delayed and our future prospects may be adversely affected and our stock price could decline.

The therapeutic efficacy of drug candidates under our targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101, CUDC-305 or any other future drug candidates that we may select from this program.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop proprietary single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from this program for further development: CUDC-101, which is being designed to simultaneously inhibit HDAC, EGFR and Her2, and CUDC-305, an orally available, synthetic small molecule inhibitor of Hsp90. In August 2008, we treated the first patient in a phase I trial of CUDC-101, and we initiated IND-enabling studies of CUDC-305 in the second half of 2008.

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead product candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced basal cell carcinoma and two phase II clinical trials in other cancer indications. In addition, in August 2008 we treated our first patient in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs.

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

The trend towards consolidation in the pharmaceutical and biotechnology industries may adversely affect us.

There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies having greater financial resources and discovery technological capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our therapeutic product candidates. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation.

This trend may adversely affect our ability to enter into agreements for the development and commercialization of our product candidates, and as a result may harm our business.

We could be exposed to significant monetary damages and business harm if we are unable to obtain or maintain adequate product liability insurance at acceptable costs or otherwise protect ourselves against potential product liability claims.

Product liability claims inherent in the process of researching, developing and commercializing human health care products could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our future products or result in reputational harm and could result in the payment of a significant damage award. We currently have product liability insurance for our phase I clinical trial of CUDC-101. However, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. If any of our drug candidates advance in clinical trials and/or are approved for marketing, we may seek additional insurance coverage. Product liability insurance is expensive and may be difficult to procure. As such, it is possible that we will not be able to obtain product liability insurance on acceptable terms, if at all, or that our product liability insurance coverage will prove to be inadequate to protect us from all potential claims, which may harm our business.

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

While we have no current plans, in the future, we may seek to acquire complementary businesses and technologies in the future or otherwise seek to expand our operations to grow our business, which may divert management resources and adversely affect our financial condition and operating results.

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

We currently engage medicinal chemists in Shanghai, China, pursuant to an agreement with a medicinal chemistry provider in Shanghai. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog pathway technologies, and to use technologies in our research and development processes. Our most significant in-license agreements are with Harvard University, Columbia University, the Johns Hopkins University both alone and with the University of Washington, and Leland Stanford Junior University. Some of these license agreements impose various development, commercialization, funding, royalty, diligence, and other obligations on us, which provide that our failure to meet any agreed upon requirements may allow the licensor to terminate the agreement. Some of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize certain of our drug candidates. In addition, continued development and commercialization of our drug candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property, which covers inventions which may have been subject to chemistry or biology related work performed by contract research organizations in China.

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

RISKS RELATING TO MANUFACTURING AND SALES

We will depend on collaborators and third-party manufacturers to produce most, if not all, of our products under development, and if these third parties do not successfully formulate or manufacture these products, our business will be harmed.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices that are below the minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. Given the continued extraordinary market conditions, however, NASDAQ has suspended the rules requiring a minimum $1.00 closing bid price of publicly held shares. Enforcement of these rules is scheduled to resume on Monday, April 20, 2009. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $2.35 and as low as $0.68 per share for the period January 1, 2007 through February 20, 2009. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

The limited liquidity for our common stock could affect an investor’s ability to sell our shares at a satisfactory price and makes the trading price of our common stock more volatile.

Our common stock is relatively illiquid. As of December 31, 2008, we had approximately 63.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on December 31, 2008 was 120,000 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

Future sales of shares of our common stock, including upon the exercise of currently outstanding options and warrants or pursuant to our universal shelf registration statement could negatively affect our stock price.

Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We currently have the ability to offer and sell common stock, preferred stock and warrants under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.

We do not intend to pay dividends on our common stock, and any return to investors will come, if at all, only from potential increases in the price of our common stock.

At the present time, we intend to use available funds to finance our operations. Accordingly, while payment of dividends rests within the discretion of our board of directors, no common stock dividends have been declared or paid by us and we have no intention of paying any common stock dividends in the foreseeable future.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2008, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri, MSc., J.D.	48	President and Chief Executive Officer

Michael P. Gray	38	Chief Operating Officer and Chief Financial Officer

Mark W. Noel	50	Vice President, Technology Management and Intellectual Property

Changgeng Qian, Ph.D., M.D.	53	Vice President, Discovery and Preclinical Research

Daniel R. Passeri, MSc., J.D.	Mr. Passeri has served as our President and Chief Executive Officer and as a director since September 2001. From November 2000 to September 2001, Mr. Passeri served as Senior Vice President, Corporate Development and Strategic Planning of the Company. From March 1997 to November 2000, Mr. Passeri was employed by GeneLogic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri is a graduate of the National Law Center at George Washington University, with a J.D., of the Imperial College of Science, Technology and Medicine at the University of London, with an M.Sc. in biotechnology, and of Northeastern University, with a B.S. in biology.

Michael P. Gray	Mr. Gray has served as our Chief Operating Officer and Chief Financial Officer since December 2006. From December 2003 until December 2006, Mr. Gray served as our Vice President of Finance and Chief Financial Officer and served as our Senior Director of Finance and Controller from August 2000 until December 2003. From January 1998 to July 2000, Mr. Gray was Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray is a certified public accountant, holds an M.B.A. from the F.W. Olin Graduate School of Business at Babson College, and has a B.S. in accounting from Bryant College.

Mark W. Noel	Mr. Noel has served as our Vice President, Technology Management and Intellectual Property since September 2008. From March 2001 until September 2008, Mr. Noel has served as our Vice President, Technology Management and Business Development. From March 2000 to February 2001, Mr. Noel was employed by GeneLogic, as Vice President of Customer Relations. From January 1998 to February 2000, Mr. Noel was employed by GeneLogic as Senior Director of Program Management. From December 1993 to January 1998, Mr. Noel was employed by the National Cancer Institute’s Office of Technology Development (now the NCI Technology Transfer Center), where from July 1997 to January 1998, he served as Acting Deputy Director. From February 1989 to November 1993, Mr. Noel worked as a patent agent at Gist Brocades NV, a supplier of ingredients to the pharmaceutical and food sectors. Mr. Noel holds a B.S. from the University of Maryland.

Changgeng Qian, Ph.D., M.D.	Dr. Qian has served as our Vice President, Discovery and Preclinical Research since September 2006. From May 2005 to September 2006, Dr. Qian served as our Senior Director, Pharmacology. From May 2002 to May 2005, Dr. Qian served as our Director, Pharmacology, and from May 2001 to May 2002, Dr. Qian served as our Associate Director, Pharmacology. From November 1999 to May 2001, Dr. Qian was Senior Scientist II at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. From October 1996 to November 1999, Dr. Qian was Senior Research Scientist III at LeukoSite, Inc., a biopharmaceutical company that was acquired by Millennium Pharmaceuticals in December 1999. From January 1992 to December 1995, Dr. Qian was Head of Pharmacology at CytoMed, Inc., a biopharmaceutical company. Dr. Qian holds a Ph.D. in Pharmacology and an M.D. from the Hunan Medical University in Changsha, China and has served as a professor of the Hunan Medical University since 1992.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2007	High	Low
First Quarter	$1.72	$1.15
Second Quarter	$2.35	$1.13
Third Quarter	$1.31	$0.93
Fourth Quarter	$1.20	$0.86

Year ended December 31, 2008
First Quarter	$1.63	$0.91
Second Quarter	$1.58	$1.13
Third Quarter	$1.94	$1.08
Fourth Quarter	$1.21	$0.68

(b) Holders.    On February 24, 2009, the last reported sale price of our common stock on the NASDAQ Global Market was $1.26 and there were 301 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

(e) Performance Graph.    The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2003 through December 31, 2008, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Market Index—U.S. Companies and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2003 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. Prior to August 1, 2000, our common stock was not publicly traded.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CURIS INCORPORATED	100.00	116.00	79.11	28.00	21.78	16.67
NASDAQ PHARMACEUTICAL INDEX	100.00	108.08	119.19	119.53	116.69	106.89
NASDAQ MARKET INDEX-U.S. COS.	100.00	109.04	112.97	126.73	138.98	81.17
NASDAQ BIOTECHNOLOGY INDEX	100.00	112.31	131.52	130.42	129.36	122.91

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development contracts	$514	$3,262	$9,340	$10,493	$3,407
License and maintenance fees(1)	7,853	13,127	4,324	2,258	242
Substantive milestones(2)	—	—	3,000	250	50
Contra-revenues	—	—	(1,728)	(6,999)	—

Net revenues	8,367	16,389	14,936	6,002	3,699

Costs and expenses:
Research and development	13,226	14,779	14,590	13,705	12,662
General and administrative	8,260	9,984	10,374	8,090	7,757
Amortization of intangible assets	—	—	27	75	75

Total costs and expenses	21,486	24,763	24,991	21,870	20,494

Loss from operations	(13,119)	(8,374)	(10,055)	(15,868)	(16,795)

Other income (expense):
Interest and other income	1,000	1,495	1,422	1,321	2,131
Interest expense	(4)	(85)	(196)	(308)	(411)

Total other income, net	996	1,410	1,226	1,013	1,720

Net loss applicable to common stockholders	$(12,123)	$(6,964)	$(8,829)	$(14,855)	$(15,075)

Basic and diluted net loss per common share	$(0.19)	$(0.13)	$(0.18)	$(0.31)	$(0.35)

Weighted average common shares (basic and diluted)	63,378	54,915	49,067	48,074	42,686

	(in thousands) As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$28,853	$41,459	$36,656	$44,209	$49,514
Working capital	26,748	35,410	32,521	36,010	46,854
Long-term investment—restricted	210	210	202	196	193
Total assets	39,982	53,817	52,268	60,914	67,332
Debt and lease obligations	—	404	1,980	3,227	—
Convertible notes payable	—	—	—	2,605	5,710
Accumulated deficit	(707,971)	(695,848)	(688,883)	(680,054)	(665,199)
Total stockholders’ equity	37,225	46,845	35,897	38,000	48,312

(1)	During the year ended December 31, 2008, we recognized $6,000,000 of revenue for contingent cash payments that we received during 2008 under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. During the year ended December 31, 2007, we recognized $10,509,000 of revenue under this collaboration, which included $7,509,000 in previously deferred revenue and $3,000,000 for a contingent cash payment that we received during 2007.

(2)	During the year ended December 31, 2006, we recognized $3,000,000 as substantive milestone revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. In 2005, we recognized $250,000 under our January 2004 Hedgehog agonist collaboration with Wyeth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. In expanding our drug development efforts with respect to these targeted cancer programs, we are building upon our past experiences in targeting signaling pathways, including the Hedgehog pathway. We seek to conduct research programs both internally and through strategic collaborations.

Our most advanced program is a first-in-class orally administered Hedgehog pathway inhibitor program for which our collaborator Genentech is conducting clinical trials on the lead molecule, GDC-0449, including a pivotal Phase II clinical trial in advanced basal cell carcinoma patients as well as Phase II clinical trials in first-line metastatic colorectal cancer and in advanced ovarian cancer patients. We believe that GDC-0449 is the first Hedgehog pathway inhibitor to advance to Phase II clinical testing. The initiation of these clinical trials has provided us with an important source of financing, resulting in a total of $18,000,000, including the $6,000,000 we will receive in the first quarter of 2009 for the initiation of the pivotal Phase II trial. In addition to these three clinical trials, a Phase I clinical trial to treat medulloblastoma patients was initiated by a third-party investigator under a Cooperative Research and Development Agreement (CRADA) between Genentech and the National Cancer Institute (NCI). We anticipate that additional clinical trials will be initiated in the future including Phase II clinical trials in small cell lung and pancreatic cancers, among others. The initiation of trials conducted under the CRADA do not result in cash payments to us. We believe, however, that such trials are important to the overall development of GDC-0449 since they may provide a greater opportunity to generate additional data in tumor types other than those currently under investigation by Genentech.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. However, unlike the Hedgehog pathway, a majority of these targeted pathways have been clinically validated by others in various cancer indications. By directing our efforts toward validated targets, we believe that we can expedite the drug development process by taking advantage of the accumulated scientific knowledge base relating to these targets and the molecules that have been developed to act on them. These targeted cancer programs primarily consist of several proprietary drug programs that target multiple signaling pathways. We believe that this approach of targeting multiple nodes in various signaling pathway networks may provide for a better therapeutic effect than many of the targeted cancer drugs currently marketed or in development. Our lead candidate from these programs is CUDC-101, a small molecule that is currently in Phase I clinical testing and is designed to target histone deacetylase (HDAC), epidermal growth factor receptor (EGFR) and epidermal growth factor 2 (Her2). In addition, we expect to file an Investigational Drug Application (IND) for CUDC-305, a Heat Shock Protein 90 (Hsp90) inhibitor, in mid-2009 and provided that we have adequate capital resources, begin clinical testing on this candidate shortly thereafter.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our strategic collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $707,971,000 as of December 31, 2008. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to continue to successfully advance its clinical trials for GDC-0449;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-305 and/or CUDC-101;

•	our ability to continue to successfully enroll and treat patients in our phase I clinical trial for CUDC-101 and achieve the primary and secondary endpoints of the trial;

•	our ability to successfully advance CUDC-305 through preclinical IND-enabling studies and file an IND application for this compound in 2009; and

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies and to an April 2005 collaboration with Genentech relating to the Wnt signaling pathway. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments principally if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from our current collaborator, Genentech. We currently expect to incur only nominal research and development costs under these collaborations related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of December 31, 2008, we have incurred an aggregate of $600,000 in expenses related to such payments. We also expect to incur general and administrative costs associated with our Hedgehog pathway inhibitor program related to our share of intellectual property costs.

Our current collaboration agreements are summarized as follows:

Genentech Hedgehog Pathway Inhibitor Collaboration.    Under the terms of the June 2003 agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors. We had responsibilities to perform certain funded preclinical research activities and, from January 2005 through August 2006, co-funded clinical development costs for certain products. In November 2008, Genentech granted a license to F. Hoffmann-LaRoche, Ltd (Roche) for ex-U.S. rights to GDC-0449. Roche received this license pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. We believe that the collaborative worldwide development activities of Genentech and Roche could expand the potential value of this compound since Roche brings significant additional clinical development and commercialization experience to advance and market GDC-0449 outside of the U.S. Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are not a party to this agreement between Genentech and Roche but we are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech.

Pursuant to the collaboration agreement, in June 2003 Genentech made up-front payments of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and a payment of $4,991,000 in exchange for 1,323,835 shares of our common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration. We have entered into three amendments to the June 2003 collaboration agreement. Pursuant to the amendments, Genentech increased its funded research commitment and extended its funding obligation through December 2006. As part of these amendments, Genentech provided us with $5,846,000 in incremental research funding over the period from December 2004 to December 2006 at which time, all research funding ended. We do not expect to receive additional future research funding from Genentech or incur any material research costs related to this program. To date, we have received $12,000,000 in cash payments for the achievement of certain development objectives under the terms of the agreement, and we will receive an additional $6,000,000 during the first quarter of 2009 for the February 2009 initiation of the pivotal Phase II clinical trial in advanced basal cell carcinoma. In addition to these payments, we will be eligible to receive additional future cash payments from Genentech only upon the achievement of additional specified clinical development and regulatory approval objectives as well as royalties on product sales if any Hedgehog pathway inhibitor products are successfully developed and commercialized.

Genentech Wnt Pathway Collaboration.    In April 2005, we entered into a collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate the Wnt signaling pathway. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell the small molecule compounds that are modulators of the Wnt pathway. Genentech paid us an up-front license fee of $3,000,000 and funded $5,270,000 for research and development activities during the two-year research term, which ended in March 2007, at which time, Genentech assumed further responsibility for any future development of this program. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain research, development, clinical and drug approval objectives, as well as royalties on net product sales if product candidates derived from the collaboration are successfully commercialized. If Genentech does not advance drug candidates generated under this collaboration beyond the discovery research stage, we are not entitled to receive any future cash payments under this collaboration. We can not predict whether Genentech will continue to pursue the development of drug candidates under the agreement or whether any development objectives for which we may be entitled to a cash payment will be achieved.

Stryker Corporation BMP Assignment and Sale

In December 2007, we sold and assigned our bone morphogenetic protein, or BMP, technologies to Stryker Corporation. Under the agreement, Stryker paid us $1,750,000 in exchange for the sale and assignment of all of our remaining BMP assets. As a result of the transaction, Stryker assumed all future costs subsequent to the December 26, 2007 effective date related to future development activities, as well as to the maintenance and prosecution of the patent portfolio. Under the terms of the agreements, we are entitled to contingent cash payments related to certain clinical development and sales objectives, if achieved. We can not predict whether any development objectives under this agreement for which we may be entitled to a contingent cash payment will be achieved.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at December 31, 2008, together with the $6,000,000 we have earned and will receive from Genentech during the first quarter of 2009 for the February 2009 initiation of a pivotal phase II clinical trial in advanced basal cell carcinoma, should enable us to maintain current and planned operations into mid-2010. Our ability to continue funding our planned operations is dependent upon the success of our collaborations with Genentech, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

In October 2008, we implemented a plan to reduce our spending in various general and administrative and research and development expense areas, particularly costs associated with preclinical research. Spending reductions include decreases in contract medicinal chemistry and biology work that was being performed in China, and in personnel, legal and occupancy costs. As we seek to reduce administrative expenses and our preclinical and discovery research costs, we expect that our expenses associated with the clinical development of CUDC-101 and the IND-enabling studies underway for CUDC-305 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years. We expect that our reductions in general and administrative expenses will result in modest decreases in such expenses in future periods.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part I, Item 1A—Risk Factors.”

Revenue.    We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees. For the year ended December 31, 2008, each of the following parties accounted for a portion of our total revenue as follows: Genentech, $6,282,000, or 75%; Stryker Corporation, $1,750,000, or 21%; and Wyeth, $299,000, or 4%.

We currently have two collaborations, both of which are with Genentech. We currently receive no research funding for our programs under collaboration with Genentech and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and royalty payments that are contingent upon the successful commercialization of any products based upon collaborations. The timing of our entrance into any new collaboration agreements and any contingent cash payments under our existing collaboration agreements with Genentech are not assured, cannot be easily predicted and may vary significantly from quarter to quarter. Except for the $6,000,000 we will receive in the first quarter of 2009 under our Hedgehog pathway inhibitor collaboration with Genentech, we do not expect to receive additional contingent cash payments in 2009 under our ongoing collaborations based on our current estimates of these development programs.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense. Research and development expenses also include the costs of supplies and reagents, outside service costs including clinical research organizations and medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. Although we have historically incurred research and development expenses under our collaborations with Genentech, we are currently incurring only nominal research and development expenses for these programs which are limited to the maintenance of third-party licenses. For each contingent payment, if any, received under our collaborations with Genentech, we would be obligated to make payments to these third parties and recognize the related expense. Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449	Advanced basal cell carcinoma	Genentech	Pivotal Phase II
- GDC-0449	Metastatic colorectal cancer	Genentech	Phase II
- GDC-0449	Advanced ovarian cancer	Genentech	Phase II

Targeted cancer programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
- CUDC-305 (Hsp90 inhibitor)	Cancer	Internal development	Development candidate
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that our collaborator Genentech is currently treating human patients in a pivotal Phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for future New Drug Application (NDA) submission by Genentech. “Phase II” means that our collaborator Genentech is currently treating human patients in a Phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I” means that we are currently treating human patients in a Phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a Phase I clinical trial. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

Substantive Milestone Payments.    Our collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort on our part is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

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

Royalty Revenue.    Royalty revenue is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore would be recognized as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above. We did not recognize any royalty revenues for the years ended December 31, 2008, 2007 or 2006.

Payments from Curis as a Vendor to a Collaborator as a Customer.    For revenue generating arrangements where we, as a vendor, provide consideration to a licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to-date and of probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Significant judgments are required in the application of revenue recognition guidance. For example, in connection with our existing and former collaboration agreements, we have historically recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue would be recognized. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that we expect will not be recognized in the next fiscal year would be classified as long-term deferred revenue. However, this estimate would be based on our operating plan as of the balance sheet date and on our estimated performance periods under the collaboration in which we have recorded deferred revenues. If our operating plan or our estimated performance period would change, we could recognize a different amount of deferred revenue over the reporting period. As of December 31, 2008, we had no remaining short- or long-term deferred revenue related to our collaborations.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations have consisted of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates could change. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments were to change over the course of these agreements, it could affect the timing and amount of revenue that we would recognize and record in future periods.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (SFAS 123(R)) which generally requires that such transactions be accounted for using a fair-value-based method.

We have recorded employee stock-based compensation expense of $2,182,000, $3,105,000 and $3,820,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For the options outstanding as of December 31, 2008, we estimate that we will record approximately $1,200,000 to $1,600,000, in stock-based compensation expense under SFAS 123(R) in 2009. We expect that we will issue additional options in 2009 that will increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2009 employee stock options will depend primarily on the number of stock options issued to employees in 2009, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.

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

Upon adoption of SFAS 123(R), we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that we ultimately expect will vest. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and recorded total stock option expense that reflected this estimated forfeiture rate for each of the quarterly periods in 2008, 2007 and 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary to reflect the actual forfeitures for the reporting period. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Fair Value Measurements

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

Our cash equivalents and marketable securities have been classified as Level 1 assets. We do not hold any asset-backed or auction rate securities. Short-term accounts receivable and accounts payable are reflected in the consolidated financial statements at net realizable value, which approximates fair value due to the short-term nature of these instruments. In general, fair value is based upon quoted market prices, where available. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Long-lived Assets

Long-lived assets consist primarily of property and equipment and goodwill. In the ordinary course of our business, we incur costs that at times have been substantial related to property and equipment. Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results. If it were determined that the carrying value of our other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure an impairment based on application of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

In March 2007, our BMP-7 small molecule screening agreement with Centocor (a Johnson & Johnson subsidiary) concluded in accordance with the terms of the agreement. The BMP-7 small molecule screening program was the only remaining program utilizing the majority of our existing discovery screening equipment. We determined that we would not fund the BMP small molecule program internally. As a result, during the year ended December 31, 2007, we recorded additional property and equipment impairment charges of $352,000, because this discovery equipment could not be used on other ongoing programs.

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we perform a goodwill impairment test annually. Since January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangibles. SFAS No. 142 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment tests in December 2008, 2007 and 2006, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2008, 2007 and 2006.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2008	2007
Revenues:
Research and development contracts
Genentech	$282,000	$962,000	(71%)
Wyeth	196,000	1,529,000	(87%)
Procter & Gamble	—	636,000	(100%)
Centocor	—	73,000	(100%)
Other	36,000	62,000	(42%)

Subtotal	514,000	3,262,000	(84%)
License fees
Genentech	6,000,000	11,446,000	(48%)
Wyeth	103,000	439,000	(77%)
Stryker	1,750,000	—	100%
Procter & Gamble	—	1,242,000	(100%)

Subtotal	7,853,000	13,127,000	(40%)

Total Revenues	$8,367,000	$16,389,000	(49%)

Total revenues decreased by $8,022,000, or 49%, to $8,367,000 for the year ended December 31, 2008 from $16,389,000 for the prior year. Research and development contracts decreased by $2,748,000 because all research funding for programs under collaboration concluded at various times beginning in March 2007, and we currently receive no research funding for our programs under past or current collaborations. We expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborator, Genentech, for which Genentech is obligated to reimburse us.

In addition, our license revenues decreased by $5,274,000, or 40%, to $7,853,000 for the year ended December 31, 2008 from $13,127,000 for the prior year. The decrease is primarily due to the recognition of $7,509,000 revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech during 2007 resulting from changed facts and circumstances related to our joint steering committee performance obligations. This amount had been previously deferred indefinitely. In addition, we recorded $3,000,000 in license fee revenues received from Genentech as a contingent cash payment during the year ended December 31, 2007, and we recorded $6,000,000 in license fee revenues received from Genentech related to contingent cash payments received during the year ended December 31, 2008. License revenues recognized under our collaborations with Procter & Gamble and Wyeth decreased $1,242,000 and $336,000, respectively, as a result of the conclusion of these collaborations. These decreases were offset by $1,750,000 in license revenue recognized for the sale and assignment of our remaining BMP assets to Stryker Corporation during the year ended December 31, 2008.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	Collaborator	For the Year Ended December 31,		Percentage Increase/ (Decrease)
			2008	2007
Hedgehog pathway inhibitor	Cancer	Genentech	$457,000	$245,000	87%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	4,002,000	5,056,000	(21%)
CUDC-305 (Hsp90 inhibitor)	Cancer	Internal	2,693,000	—	100%
Other targeted cancer programs	Cancer	Internal	4,402,000	4,893,000	(10%)
Other targeted programs	Nervous system disorders/ cardiovascular disease	Internal	416,000	—	100%
Hedgehog small molecule agonist or protein	Nervous system disorders/ cardiovascular disease	Wyeth	199,000	1,593,000	(88%)
Wnt signaling pathway	Cancer	Genentech	—	638,000	(100%)
Hedgehog small molecule agonist	Hair loss	Procter & Gamble	—	23,000	(100%)
Discovery research	Various	Various/internal	123,000	1,265,000	(90%)
Net impairment of assets	N/A		191,000	263,000	(27%)
Stock-based compensation	N/A		743,000	803,000	(7%)

Total research and development expense			$13,226,000	$14,779,000	(11%)

Our research and development expenses decreased by $1,553,000, or 11%, to $13,226,000 for the year ended December 31, 2008, as compared to $14,779,000 for the prior year period. This decrease was due to decreased spending on programs under collaborations offset by increased spending on our targeted programs, specifically CUDC-305, which was selected as a development candidate in July 2008. Spending on our collaborator-funded programs with (i) Genentech for the Wnt signaling pathway; (ii) Wyeth for the Hedgehog agonist; and (iii) Centocor for BMP-7 small molecule agonists decreased by an aggregate amount of $2,472,000 as a result of the conclusion of the research funding for each of these programs at various times between March 2007 and February 2008. Certain of these resources were reallocated across our internal targeted cancer programs. Our lead targeted drug development candidate, CUDC-101, which was selected for clinical development in March 2007 and for which we initiated a phase I clinical trial in August 2008, accounted for a decrease in spending of $1,054,000. Offsetting these decreases, spending on our second development candidate, CUDC-305, accounted for an increase in spending of $2,693,000. We expect that our targeted cancer programs will consist of a majority of our ongoing future research and development expenses for the foreseeable future.

During the year ended December 31, 2008, we also incurred expenses of $457,000, an increase of $212,000 over the same prior year period, related to $300,000 in sublicense payments we were required to make under our Hedgehog pathway inhibitor program as a result of the $6,000,000 in contingent payments received from Genentech for the achievement of clinical development objectives during 2008. During 2007, we incurred sublicense payments of $150,000 related to this program. We expect that future research and development expenses related to our Hedgehog pathway inhibitor program will be nominal.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2008	2007
Personnel	$2,298,000	$2,697,000	(15%)
Occupancy and depreciation	376,000	138,000	172%
Legal services	1,672,000	2,220,000	(25%)
Consulting and professional services	1,177,000	1,122,000	5%
Insurance costs	352,000	443,000	(21%)
Other general and administrative expenses	922,000	977,000	(6%)
Stock-based compensation	1,463,000	2,387,000	(39%)

Total general and administrative expenses	$8,260,000	$9,984,000	(17%)

General and administrative expenses decreased $1,724,000, or 17%, for the year ended December 31, 2008 as compared to 2007 as a result of expense reductions in most cost categories, offset by increases in spending for occupancy-related expenses. Stock-based compensation decreased $924,000 for the year ended December 31, 2008 as a result of the grant of stock options for a smaller number of shares, and related expense, awarded during 2008 compared to the prior year period. In addition, legal services decreased $548,000, primarily due to costs associated with foreign patent applications in the prior year period, and employee costs decreased $399,000. For the year ended December 31, 2007, employee costs related to bonuses and 401(k) matching contribution costs were $260,000. We did not incur such costs during 2008 due to spending reductions taken in an effort to conserve cash. In furtherance of these efforts, our executive officers reduced their respective salaries in October 2008 in exchange for stock options and restricted stock.

Offsetting these decreases, occupancy and depreciation costs increased $238,000 as a result of proceeds received under a settlement agreement entered into with a former subtenant that had defaulted on a sublease of our 61 Moulton Street facility during the year ended December 31, 2007.

Other Income (Expense)

For the year ended December 31, 2008, interest income was $990,000 as compared to $1,609,000 for the year ended December 31, 2007, a decrease of $619,000, or 38%. The decrease in interest income resulted primarily from lower average cash and investment balances as well as lower interest rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

For the year ended December 31, 2008, other income was $10,000 as compared to other expense of $114,000 for the year ended December 31, 2007, an increase of $124,000, or 109%. During the year ended December 31, 2007, we wrote down the carrying value of our investment in ES Cell International equity securities, recognizing a charge of $145,000.

For the year ended December 31, 2008, interest expense was $4,000, as compared to $85,000 for the year ended December 31, 2007, a decrease of $81,000, or 95%. The decrease resulted from lower outstanding debt obligations during the year ended December 31, 2008 under our notes with the Boston Private Bank & Trust Company which were fully repaid in April 2008.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $12,123,000 for the year ended December 31, 2008, as compared to $6,964,000 for the year ended December 31, 2007.

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

Gross revenues decreased by $274,000, or 2%, to $16,389,000 for the year ended December 31, 2007 from $16,663,000 for the prior year. The net decrease was due to decreases in research funding and substantive milestone revenues offset by an increase in license revenues. The decrease in research and development contracts of $6,077,000 was the result of the conclusion of research funding in the fourth quarter of 2006 and first quarter of 2007 under four collaborations, including the conclusion of the research funding portion of our Hedgehog pathway inhibitor and Wnt collaborations with Genentech, a sponsored research agreement with the SMA Foundation and a screening agreement with Centocor. The termination of research funding under these arrangements accounted for $5,314,000 of the decrease in research and development contract revenues. In addition, during the first quarter of 2007 Wyeth decreased from eight to five the number of our researchers supported by Wyeth under our Hedgehog agonist program.

License revenues increased $8,803,000, or 204%, for the year ended December 31, 2007 as compared to the prior year, primarily due to the recognition of $10,509,000 in revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. Prior to the fourth quarter of 2007, we could not estimate the performance period related to our ongoing joint steering committee obligation under this collaboration and therefore deferred $7,509,000 in payments that we had received from Genentech in prior years. During the fourth quarter of 2007, as a result of changed facts and circumstances, we concluded that our joint steering committee performance obligation had become inconsequential and perfunctory to the agreement. Accordingly, during the fourth quarter of 2007 we recorded as licensing revenues the $7,509,000 in previously deferred revenues as well as $3,000,000 from a contingent cash payment that we received in October 2007. In addition, we accelerated recognition of license fee revenue related to our September 2005 collaboration with Procter & Gamble, since

Procter & Gamble terminated this collaboration effective November 2007. This termination resulted in a decrease in our estimated performance period under this collaboration, resulting in additional revenue of $1,008,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

The increase in license fee revenues under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech and our September 2005 collaboration with Procter & Gamble were partially offset by decreases in license fee revenues for two of our other research programs. We recorded $937,500 in license revenue during 2007 under our April 2005 Wnt collaboration with Genentech, as compared to $1,500,000 for the prior year period. In addition, during the year ended December 31, 2006, we recognized $2,284,000 in license fee revenue as part of a settlement agreement with a former collaborator, Micromet. We did not record any license fee revenue under this agreement in 2007.

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

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	Primary Indication	Collaborator	For the Year Ended December 31,		Percentage Increase/ (Decrease)
			2007	2006
Hh pathway inhibitor	Cancer	Genentech	$245,000	$1,695,000	(86%)
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	5,056,000	—	100%
Single and multi-target inhibitors	Cancer	Internal	4,893,000	2,124,000	130%
Hh small molecule agonist or protein	Nervous system disorders/ cardiovascular disease	Wyeth	1,593,000	2,409,000	(34%)
Wnt signaling pathway	Cancer	Genentech	638,000	2,763,000	(77%)
Hh small molecule agonist	Hair loss	Procter & Gamble	23,000	835,000	(97%)
Discovery research	Various	Various/internal	1,265,000	3,511,000	(64%)
Net impairment of assets	N/A		263,000	148,000	78%
Stock-based compensation	N/A		803,000	1,105,000	(27%)

Total research and development expense			$14,779,000	$14,590,000	1%

Our research and development expenses increased by $189,000, or 1%, to $14,779,000 for the year ended December 31, 2007 as compared to $14,590,000 for the prior year period. This is due to the result of several offsetting variances within our various programs. We increased spending by $7,825,000 for the internal development of our targeted cancer drug development programs, including CUDC-101, as we shifted spending from several previously funded programs that have concluded. These previously funded programs decreased by $6,633,000 from the prior year period and included (i) the conclusion in the fourth quarter of 2006 and first quarter of 2007 of the research funding under our ongoing Hedgehog pathway inhibitor and our Wnt signaling pathway collaborations with Genentech, (ii) the termination by Procter & Gamble of a September 2005 Hedgehog agonist collaboration agreement for hair loss, and (iii) the conclusion of a sponsored research agreement with the SMA Foundation and a BMP-7 small molecule screening agreement with Centocor, both to conduct discovery research activities.

Spending on our collaborator-funded program with Wyeth decreased $816,000 as a result of fewer researchers supporting the respective program. Funding on this program concluded in February 2008 in accordance with the terms of the agreement.

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

At December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $28,853,000, excluding restricted long-term investments of $210,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During the third quarter of 2008, we began incurring clinical costs associated with our phase I trial of CUDC-101. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our targeted cancer drug candidates reach clinical trials.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. As a result of the conclusion of all research funding, the majority of our research and development effort and expense has shifted from our programs that were funded under collaborations relating to the Hedgehog pathway and various discovery and preclinical programs to the development of our targeted cancer programs, particularly for our lead targeted cancer drug candidate, CUDC-101, and CUDC-305, which we selected as a development candidate in July 2008 and is currently being evaluated in IND-enabling studies.

While we are seeking a corporate collaborator for one or more of our targeted cancer programs, we are currently progressing the research and development of these programs on our own. We believe that our research and development expenses will increase in future years in connection with our plans to continue phase I clinical testing for CUDC-101 and to progress CUDC-305 in preclinical testing toward an anticipated IND filing in mid-2009. We are actively seeking collaborators for our targeted cancer drug candidates, particularly CUDC-305, but have not reached advanced stages of negotiation with any party. Our intention is to enter into a license or collaboration agreement with CUDC-305 prior to initiation of phase I clinical testing. If we are unable to consummate such a transaction, we would consider our further development options for CUDC-305. Our ability to progress CUDC-305 would depend on a number of factors including, our future cash position and the overall financial markets, and phase I data generated by CUDC-101, among others.

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

Net cash used in operating activities was $12,441,000 for the year ended December 31, 2008, compared to $8,594,000 for the year ended December 31, 2007. Cash used in operating activities during the year ended December 31, 2008 was primarily the result of our net loss for the period of $12,123,000. In addition, changes in certain operating assets and liabilities affected operating cash during the year ended December 31, 2008, including a decrease in deferred revenue of $1,853,000 as a result of the recognition of the $1,750,000 license fee that we received in December 2007 under our BMP transaction with Stryker Corporation and a decrease of $1,961,000 in our accounts payable and accrued liabilities. Offsetting these decreases were noncash items stock-based compensation expense of $2,206,000 and depreciation of $999,000.

Cash used in operating activities during the years ended December 31, 2007 was primarily the result of our net loss for the period of $6,964,000. In addition, changes in certain operating assets and liabilities offset these increases in operating cash during year ended December 31, 2007. Specifically, our deferred revenue decreased $9,034,000 as a result of accelerated license fee amortization under our Genentech and Procter & Gamble collaborations. Offsetting this decrease, our accounts receivables decreased $1,112,000 primarily related to our Microment settlement, and our accounts payable and accrued liabilities increased $1,201,000. Finally, several noncash items further offset our net loss, including stock-based compensation expense of $3,190,000, depreciation of $1,302,000 and impairment of assets of $497,000.

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities provided cash of $5,316,000 for the year ended December 31, 2008, resulting from $5,376,000 in net investment sales to fund ongoing operations. Investing activities used $5,919,000 of cash for the year ended December 31, 2007, resulting from $6,160,000 in net investment purchases primarily related to investment of funds received from our August 2007 private placement. In addition, for the year ended December 31, 2007, we received $316,000 in net proceeds from the sale of certain of our assets used to pay down our outstanding principal obligations to the Boston Private Bank & Trust Company. We currently do not expect to undertake any significant capital projects during 2009.

Financing activities used cash of approximately $112,000 for the year ended December 31, 2008, resulting from repayment of $401,000 on our notes with the Boston Private Bank & Trust Company, which were canceled in April 2008. This decrease in cash was offset by cash received of $289,000 upon the exercise of stock options and purchases under our employee stock purchase plan. Financing activities provided cash of $13,080,000 for the year ended December 31, 2007, resulting primarily from $14,646,000 received in issuances of common stock, including net proceeds of $14,422,000 from our August 2007 private placement of common stock and $224,000 received upon the exercise of stock options and purchases under our employee stock purchase plan. Offsetting these increases in cash, we repaid $1,565,000 of our term debt with the Boston Private Bank & Trust Company.

Contractual Obligations

As of December 31, 2008, we had future payments required under contractual obligations and other commitments, including an operating lease related to our facility, research services agreements, consulting agreements, and license agreements, as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$1,896	$948	$948	$—	$—
Outside service obligations(1)	1,475	1,470	5	—	—
Licensing obligations(2)	230	230	—	—	—

Total future obligations	$3,601	$2,648	$953	$—	$—

(1)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(2)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

We anticipate that existing capital resources at December 31, 2008, together with the $6,000,000 we will receive from Genentech in the first quarter of 2009, should enable us to maintain current and planned operations into mid-2010. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond mid-2010 is dependent upon, among other things, the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult or impossible, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. See “Part I, Item 1A—Risk Factors,” for a further discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2008.

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

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We have historically entered into collaborative arrangements in which this Issue would be applicable; however, we do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements as it relates to joint operating activities under current collaborations. Management will have to evaluate the impact of this Issue on future collaborations that we may enter into.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents and short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 26, 2009

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$10,158,795	$17,396,599
Marketable securities	18,694,200	24,062,577
Accounts receivable	107,341	230,467
Prepaid expenses and other current assets	373,373	349,453

Total current assets	29,333,709	42,039,096

Property and equipment, net	1,448,176	2,577,602
Long-term investment—restricted	210,007	210,007
Goodwill	8,982,000	8,982,000
Other assets	7,980	7,980

	$39,981,872	$53,816,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt, current portion	$—	$403,832
Accounts payable	1,961,439	3,222,091
Accrued liabilities	624,462	1,150,931
Deferred revenue, current portion	—	1,852,518

Total current liabilities	2,585,901	6,629,372
Other long-term liabilities	171,375	342,750

Total liabilities	2,757,276	6,972,122

Commitments (Notes 8 and 9)
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 64,701,405 and 63,653,698 shares issued and outstanding, respectively, at December 31, 2008 and 64,288,793 and 63,241,086 shares issued and outstanding, respectively, at December 31, 2007	647,014	642,888
Additional paid-in capital	745,360,736	742,903,399
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(12,550)	(46,286)
Accumulated deficit	(707,970,836)	(695,847,738)
Accumulated other comprehensive income	91,506	83,574

Total stockholders’ equity	37,224,596	46,844,563

	$39,981,872	$53,816,685

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2008	2007	2006
Revenues:
Research and development contracts	$514,099	$3,261,643	$9,339,191
License fees	7,852,518	13,126,911	4,324,173
Substantive milestones	—	—	3,000,000

Gross revenues	8,366,617	16,388,554	16,663,364
Contra-revenues from co-development with Genentech	—	—	(1,727,727)

Net revenues	8,366,617	16,388,554	14,935,637

Costs and Expenses:
Research and development	13,226,449	14,779,184	14,589,647
General and administrative	8,259,812	9,983,931	10,373,883
Amortization related to intangible assets	—	—	27,050

Total costs and expenses	21,486,261	24,763,115	24,990,580

Loss from operations	(13,119,644)	(8,374,561)	(10,054,943)

Other Income (Expense):
Interest income	990,263	1,608,805	1,576,949
Other income (expense)	10,137	(113,644)	(155,124)
Interest expense	(3,854)	(84,843)	(196,204)

Total other income	996,546	1,410,318	1,225,621

Net loss applicable to common stockholders	$(12,123,098)	$(6,964,243)	$(8,829,322)

Net Loss per Common Share (Basic and Diluted)	$(0.19)	$(0.13)	$(0.18)

Weighted Average Common Shares (Basic and Diluted)	63,378,159	54,914,666	49,066,680

Net Loss	$(12,123,098)	$(6,964,243)	$(8,829,322)
Unrealized Gain on Marketable Securities	7,932	75,780	47,196

Comprehensive loss	$(12,115,166)	$(6,888,463)	$(8,782,126)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	49,374,345	$493,743	$718,732,982	$(891,274)	$(242,297)	$(680,054,173)	$(39,402)	$37,999,579
Issuance of common stock in connection with conversion of note payable to Becton Dickinson (Note 8)	669,656	6,697	2,598,583	—	—	—	—	2,605,280
Other issuances of common stock	337,560	3,376	309,015	—	—	—	—	312,391
Issuance of stock options to non-employees for services	—	—	61,320	—	—	—	—	61,320
Recognition of employee stock-based compensation under SFAS 123(R)	—	—	3,814,516	—	—	—	—	3,814,516
Mark-to-market on stock options to non-employees	—	—	(244,728)	—	244,728	—	—	—
Amortization of deferred compensation	—	—	—	—	(113,821)	—	—	(113,821)
Unrealized gain on marketable securities	—	—	—	—	—	—	47,196	47,196
Net loss	—	—	—	—	—	(8,829,322)	—	(8,829,322)

Balance, December 31, 2006	50,381,561	503,816	725,271,688	(891,274)	(111,390)	(688,883,495)	7,794	35,897,139
Issuance of common stock and warrants, net of issuance costs of $78,000	13,631,022	136,310	14,285,472	—	—	—	—	14,421,782
Other issuances of common stock	270,210	2,702	221,048	—	—	—	—	223,750
Issuance of stock to non-employees for services	6,000	60	—	—	—	—	—	60
Recognition of employee stock-based compensation under SFAS 123(R)	—	—	3,110,071	—	—	—	—	3,110,071
Mark-to-market on stock options to non-employees	—	—	15,120	—	(15,120)	—	—	—
Amortization of deferred compensation	—	—	—	—	80,224	—	—	80,224
Unrealized gain on marketable securities	—	—	—	—	—	—	75,780	75,780
Net loss	—	—	—	—	—	(6,964,243)	—	(6,964,243)

Balance, December 31, 2007	64,288,793	642,888	742,903,399	(891,274)	(46,286)	(695,847,738)	83,574	46,844,563
Issuances of common stock	412,612	4,126	284,601	—	—	—	—	288,727
Recognition of employee stock-based compensation under SFAS 123(R)	—	—	2,182,100	—	—	—	—	2,182,100
Mark-to-market on stock options to non-employees	—	—	(9,364)	—	9,364	—	—	—
Amortization of deferred compensation	—	—	—	—	24,372	—	—	24,372
Unrealized gain on marketable securities	—	—	—	—	—	—	7,932	7,932
Net loss	—	—	—	—	—	(12,123,098)	—	(12,123,098)

Balance, December 31, 2008	64,701,405	$647,014	$745,360,736	$(891,274)	$(12,550)	$(707,970,836)	$91,506	$37,224,596

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(12,123,098)	$(6,964,243)	$(8,829,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998,596	1,302,102	1,407,620
Stock-based compensation expense	2,206,472	3,190,295	3,762,015
Reserve on loss of subtenant income	—	—	98,000
Amortization of intangible assets	—	—	27,050
Impairment on property and equipment	191,376	352,009	147,531
Gain on sale of assets	—	(87,761)	—
Impairment of investment	—	145,000	164,020
Unrealized foreign currency exchange gain	—	(26,935)	(40,280)
Changes in operating assets and liabilities:
Accounts receivable	123,126	1,111,880	(272,621)
Prepaid expenses and other assets	(23,920)	216,953	266,327
Accounts payable and accrued and other liabilities	(1,961,115)	1,200,778	(1,603,100)
Deferred revenue	(1,852,518)	(9,034,315)	(1,106,851)

Total adjustments	(317,983)	(1,629,994)	2,849,711

Net cash used in operating activities	(12,441,081)	(8,594,237)	(5,979,611)

Cash Flows from Investing Activities:
Purchase of marketable securities	(35,377,459)	(37,558,691)	(47,076,284)
Sale of marketable securities	40,753,768	31,398,569	51,195,829
Increase in restricted cash/restricted long-term investments	—	(8,163)	(5,846)
Expenditures for property and equipment	(60,546)	(66,469)	(694,111)
Net proceeds from sale of assets	—	316,121	—

Net cash provided by (used in) investing activities	5,315,763	(5,918,633)	3,419,588

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	14,421,782	—
Proceeds from other issuances of common stock	288,727	223,810	312,391
Repayments of notes payable and capital leases	(401,213)	(1,565,455)	(1,233,334)

Net cash provided by (used in) financing activities	(112,486)	13,080,137	(920,943)

Net decrease in Cash and Cash Equivalents	(7,237,804)	(1,432,733)	(3,480,966)
Cash and Cash Equivalents, beginning of period	17,396,599	18,829,332	22,310,298

Cash and Cash Equivalents, end of period	$10,158,795	$17,396,599	$18,829,332

Supplemental cash flow data
Cash paid during the year for:
Interest	$6,365	$95,080	$209,086

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock in connection with conversion of note payable to Becton Dickinson (Note 8)	$—	$—	$2,605,280

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. In expanding the Company’s drug development efforts with respect to these targeted cancer programs, Curis is building upon its past experiences in targeting signaling pathways, including the Hedgehog pathway. Curis seeks to conduct research programs both internally and through strategic collaborations.

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at December 31, 2008, together with the $6,000,000 to be received from Genentech in the first quarter of 2009 for the initiation of the pivotal phase II clinical trial in advanced basal cell carcinoma (see Note 16), should enable it to maintain current and planned operations into mid-2010. The Company’s ability to continue funding its planned operations is dependent upon, among other things, the success of its collaborations with Genentech, its ability to control the cash burn rate and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

Substantive Milestone Payments.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive Company effort is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

For revenue-generating arrangements where the Company, as a vendor, provides consideration to a licensor or collaborator, as a customer, the Company applies the provisions of EITF 01-9. A payment to a customer is presumed to be a reduction of the selling price unless the Company receives an identifiable benefit for the payment and the Company can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to-date and of probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Deferred Revenue.

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2008 would be classified as long-term deferred revenue. As of December 31, 2008, the Company had no remaining short- or long-term deferred revenue.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Summary.

During the years ended December 31, 2008, 2007 and 2006, total gross revenues from major customers as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2008	2007	2006
Genentech	75%	76%	56%
Wyeth Pharmaceuticals	4%	12%	16%
Stryker Corporation	21%	—%	—%
Spinal Muscular Atrophy Foundation	—%	—%	7%
Procter & Gamble	—%	11%	5%
Micromet AG	—%	—%	14%
Centocor	—%	—%	2%

(d)	RESEARCH AND DEVELOPMENT

Research and development costs, including internal and external costs, are charged to operations as incurred. Research and development costs include personnel costs, lab supplies, outside services including clinical research organizations, medicinal chemistry, consulting agreements, allocations of facility costs and fringe benefits, and other costs.

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

The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2008, with maturity dates ranging between one and twelve months and with a weighted average maturity of 3.3 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
U.S. Government obligations	$9,449,000	$50,000	$9,499,000
Corporate bonds and notes	9,157,000	38,000	9,195,000

Total marketable securities	$18,606,000	$88,000	$18,694,000

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company has a restricted long-term investment in the amount of $210,000 at December 31, 2008 and 2007. This restricted long-term investment is comprised of a certificate of deposit pledged as collateral in connection with a facility lease agreement. The restriction expires on December 31, 2010 unless the Company elects to extend its lease. The Company had no other long-term investments as of December 31, 2008 or 2007.

(f)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash and cash equivalents, investments in marketable securities, and a long-term restricted investment. As of December 31, 2008, the Company held cash equivalents and marketable securities of $8,967,000 and $18,694,000, respectively. The Company’s marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities, U.S. Treasury money market funds and interest bearing bank accounts.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at December 31, 2008.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at December 31, 2008.

(g)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of property and equipment and long-term deposits. The aggregate balances for these long-lived assets were $1,666,000 and $2,796,000 as of December 31, 2008 and 2007, respectively. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on application of SFAS No. 144 (see Note 6). During the years ended December 31, 2008, 2007 and 2006, the Company recognized an impairment charge of $191,000, $352,000 and $148,000, respectively, related to certain equipment with no current or planned future use.

Purchased equipment is recorded at cost. The Company does not currently hold any leased equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment, computers and software	3-5 years
Leasehold improvements	Lesser of life of the lease or the life of the asset
Office furniture and equipment	5 years

(h)	GOODWILL

As of December 31, 2008 and 2007, the Company had recorded goodwill of $8,982,000. Effective January 1, 2002, the Company applied the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. During each of December 2008, 2007 and 2006, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit under SFAS 142 and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2008, 2007 and 2006.

(i)	TREASURY STOCK

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan; all of which are weighted based on the number of days outstanding during the respective reporting period. Antidilutive securities were 15,887,602, 15,371,793 and 9,561,899 as of December 31, 2008, 2007 and 2006, respectively, consisting of the following:

	For the years ended December 31,
	2008	2007	2006
Stock options outstanding	9,861,811	8,969,102	7,913,407
Warrants outstanding	5,987,338	6,399,271	1,630,976
Shares issuable under ESPP	38,453	3,420	17,516

Total antidilutive securities	15,887,602	15,371,793	9,561,899

(k)	STOCK-BASED COMPENSATION

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

The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 includes (i) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested at that date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

(l)	OPERATING LEASES

As of December 31, 2008, the Company has one facility located at 45 Moulton Street in Cambridge, Massachusetts under a noncancellable operating lease agreement for office and laboratory space. The rent payments for this facility escalate over the lease term and the Company expenses its obligations under this lease agreement on a straight-line basis over the term of the lease (see Note 9(a)).

(m)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date that include a joint operating activity (i.e., co-development) and that are operated as a “virtual joint venture.” This Issue includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. This Issue also requires that transactions with third parties (i.e., parties that do not participate in the collaborative arrangement) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company has historically entered into collaborative arrangements in which this Issue would be applicable; however, the Company does not expect the adoption of EITF 07-1 to have a material impact on its consolidated financial statements as it relates to joint operating activities under current collaborations. The Company will have to evaluate the impact of this Issue on future collaborations that the Company may enter into.

(3)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Agreement Summary

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration consists of two programs: the development of a small molecule Hedgehog pathway inhibitor formulated for the topical treatment for basal cell carcinoma; and the development of systemically administered small molecule and antibody Hedgehog pathway inhibitors for the treatment of certain other solid tumor cancers. Under this second program, Genentech is currently conducting three clinical trials with GDC-0449, the lead molecule from the systemically administered Hedgehog pathway inhibitor program.

Pursuant to the agreement, Genentech made an up-front payment of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and $4,991,000 in exchange for shares of the Company’s common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and agreed to pay additional contingent cash, assuming specified clinical development and regulatory approval objectives are met. To date, the Company has received a total of $12,000,000 in such contingent cash payments for the achievement of development objectives under the agreement (see Note 16). In addition, Genentech agreed to pay a royalty on potential future net product sales, which increases with increasing sales volume.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech. As of

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2008, we have incurred aggregate expenses of $600,000 in connection with the Company’s receipt of contingent cash payments from Genentech related to such licensing agreements.

The collaboration agreement provides the Company with the option to co-develop topically administered Hedgehog pathway inhibitor products in the field of basal cell carcinoma in the U.S. In January 2005, the Company exercised this co-development option and, until August 31, 2006, the Company shared equally in the U.S. development costs of this product candidate. Development of this topically administered basal cell carcinoma product candidate was governed by a co-development steering committee. The co-development steering committee terminated when the parties ended the co-development arrangement. In July 2006, the Company and Genentech elected to halt clinical development of this product candidate. Effective August 31, 2006, the Company elected to cease its co-development participation and Genentech became solely responsible for all future costs and development decisions regarding this program. Since the termination of its co-development participation, the Company has not incurred any additional co-development or internal costs for a topically administered basal cell carcinoma product candidate. Should Genentech determine to develop a topically administered Hedgehog pathway inhibitor for the treatment of basal cell carcinoma, the Company would be eligible for cash payments on the achievement of certain future clinical development objectives as well as a royalty on future product sales, if any.

In addition to the co-development of a topically administered Hedgehog pathway inhibitor product in the field of basal cell carcinoma, the collaboration provides for the development of systemically administered small molecule and antibody Hedgehog pathway inhibitors for the treatment of cancer. The development of these programs is governed by a joint steering committee which is comprised of an equal number of representatives from both the Company and Genentech to oversee the research, development and commercialization and other efforts around these programs. Each member of the joint steering committee receives the right to cast one vote, but Genentech has the final decision making authority in most matters. The joint steering committee was required to meet on at least a quarterly basis until the filing of the first investigational new drug, or IND, application for a Hedgehog pathway inhibitor product candidate, which occurred in October 2006. After such filing, the joint steering committee shall meet as often as it deems necessary or at least semi-annually and shall exist as long as any compound under the collaboration is being developed or commercialized in accordance with the contract terms.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company considers its June 2003 arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on both the joint steering committee and the co-development steering committee. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration could be accounted for separately or should be accounted for as a single unit of accounting. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of accounting because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. In addition, objective and reliable evidence of the fair value of the Company’s research and development services and steering committee participation could not be determined.

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

Since submission of the IND application in October 2006, Genentech has independently pursued further clinical development of a lead compound and has not sought to involve the Company in the development of the systemically administered small molecule and antibody Hedgehog pathway inhibitor research and development efforts, all of which are being conducted exclusively by Genentech. Further, the Company terminated all internal research activities involving Hedgehog pathway inhibitors immediately upon the conclusion of the research funding in December 2006. Genentech manages all aspects of research and development of Hedgehog pathway inhibitors covered by this collaboration. Genentech designed, enrolled and continues to manage all aspects of the ongoing clinical trials of GDC-0449. The Company has not been involved in the development of this program subsequent to the IND submission in October 2006 and expects that it will not be involved in the development plans in the future.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

During the fourth quarter of 2007, in consideration of Genentech’s development progress without assistance from the Company, including limited participation by either party on the joint steering committee in 2007, the Company reassessed its participation on the joint steering committee. As a result of this reassessment, the Company concluded that its participation in the joint steering committee had become inconsequential and perfunctory. Specifically, the Company believes that its participation on the joint steering committee is no longer essential to the current or future development of Hedgehog pathway inhibitor compounds under collaboration with Genentech, and the fair value or cost, if any, of completing the Company’s obligation is insignificant in relation to the non-refundable up-front license fee and maintenance payments received from Genentech that have been allocated to the single unit of accounting. As a result, the Company recorded the $7,509,000 in up-front license fee and maintenance fee payments as license revenues for the year ended December 31, 2007.

In October 2006, Genentech filed an IND application with the FDA to initiate Phase I clinical testing of GDC-0449 for the treatment of cancer, which triggered a contingent cash payment of $3,000,000 by Genentech. The Company has recorded this amount as revenue in “Substantive milestones” in the Revenues section of its Consolidated Statement of Operations for the year ended December 31, 2006 since the successful achievement of these objectives met each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones.

In 2007, the Company received a payment of $3,000,000 from Genentech and, in 2008, the Company received additional payments totaling $6,000,000 from Genentech upon the achievement of Phase II clinical development objectives under the agreement. These payments did not meet the criteria to be classified as substantive milestones, and, therefore, the Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the years ended December 31, 2008 and 2007, respectively as the Company did not have any further performance obligations under the collaboration. During the years ended December 31, 2008, 2007 and 2006, the Company also recorded revenue within “Research and development contracts” of $282,000, $322,000 and $202,000, respectively, as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of EITF 99-19 are met. As of December 31, 2008, the Company had recorded $104,000 as amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

The Company’s right to co-develop the Hedgehog pathway inhibitor products in the field of basal cell carcinoma was not considered a deliverable under EITF 00-21, was exercisable only at the Company’s option and, therefore, did not impact the initial accounting for this arrangement. As a result of the Company’s decision to exercise its right to co-development the basal cell carcinoma product candidate, the Company made significant cash payments to Genentech through August 31, 2006, which is the date the Company ceased its participation in co-development. As of August 31, 2006, Genentech is solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. The Company has recorded $1,728,000 in co-development payments to Genentech for the year ended December 31, 2006 as contra-revenues in its Consolidated Statement of Operations. The Company does not expect to incur any additional costs related to co-development of this drug candidate.

(b)	GENENTECH, INC. APRIL 2005 AGREEMENT

(i)	Agreement Summary

Effective April 11, 2005, the Company entered into a second amendment to its June 2003 agreement with Genentech. Under the terms of the amendment, Genentech agreed to provide the Company with

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement, and a previous amendment entered into between the Company and Genentech in December 2004, since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to increase the number of full-time equivalent providing research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement were to provide research services and xenograft tumor samples to Genentech through June 11, 2006. Since Genentech elected to exercise its option and extend the research services, the Company’s performance obligations extended for an additional period from December 2005 through June 2006. The Company has applied the provisions of SAB No. 104 and recognized the research funding as revenues under this collaboration as such research services were performed. The amount payable to the Company and, accordingly, the amount of revenue recognized was based on the actual number of full-time equivalents providing research services under this agreement through June 2006. During the year ended December 31, 2006, the Company recorded $898,000 related to its research and development services under this agreement as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. No revenues were recognized under this agreement with Genentech in 2007 or 2008. As of December 31, 2008, the Company had no amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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

The Company considered the provisions of EITF 00-21 and determined that this agreement is a separate contract from its June 2003 agreement, and previous amendments entered into between the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Company and Genentech in December 2004 and April 2005, since it was not contemplated at the time of the June 2003 arrangement, was separately negotiated in order to extend the term in which full-time equivalents would provide research and development services and to provide xenograft tumor samples to Genentech, and was not entered into at or near the time of the June 2003 agreement. The Company’s performance obligations under this agreement were to provide research services and xenograft tumor samples to Genentech through December 11, 2006. The Company applied the provisions of SAB No. 104 and recognized the research funding as revenues under this collaboration as such research services were performed. The amount payable to the Company and, accordingly, the amount of revenue recognized was based on the actual number of full-time equivalents providing research services under this agreement through December 2006. During the year ended December 31, 2006, the Company recorded $842,000 related to its research and development services under this agreement as revenue in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. No revenues were recognized under this agreement with Genentech in 2008 or 2007. As of December 31, 2008, the Company had no amounts receivable from Genentech under this collaboration.

(d)	GENENTECH APRIL 2005 WNT DRUG DISCOVERY COLLABORATION

(i)	Collaboration Summary

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

Under the terms of the agreement, the Company had primary responsibility for research and development activities through March 2007 and Genentech is primarily responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-front license fee of $3,000,000 and paid the Company $5,270,000 for research and development activities during the initial two-year research term. Genentech will also make cash payments to the Company that are contingent upon the successful achievement of certain preclinical and clinical development objectives and drug approval objectives. Genentech had an option to extend the initial two-year research term for up to two additional years in one-year increments. In January 2007, Genentech informed the Company that it would not extend the research term beyond the initial two-year term ending on March 31, 2007. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed. If Genentech does not advance drug candidates generated under this collaboration beyond the discovery research stage, the Company is not entitled to receive any future cash payments under this collaboration. The Company can not predict whether Genentech will pursue the further development of drug candidates under the agreement and/or whether any development objectives for which the Company may be entitled to a cash payment will be achieved.

(ii)	Accounting Summary

The Company considers this arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its technologies in this signaling pathway and certain performance obligations, including research services

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company recorded revenue under this collaboration of $1,577,000 and $4,316,000 during the years ended December 31, 2007 and 2006, respectively. Of this amount, approximately $938,000 and $1,500,000 was attributed to the amortization of the up-front license fee and is included in “License fees” within the Revenue section of the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, respectively. In addition, the Company recorded $639,000 and $2,811,000 related to research services performed by the Company’s full-time equivalent researchers for the years ended December 31, 2007 and 2006, respectively, and is included within “Research and development contracts” within the Revenues section of the Company’s Consolidated Statement of Operations. During the year ended December 31, 2006, the Company also recorded revenue within “Research and development contracts” of $5,000 as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. No revenues were recognized under this agreement with Genentech in 2008.

The Company believes that contingent payments tied to preclinical, clinical development and drug approval objectives under this collaboration would not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Company’s revenue recognition policy related to substantive milestones. For any future contingent payments received by the Company, the Company would have no future deliverables under the agreement because its performance period ended on March 31, 2007. The Company therefore expects that it would record any such contingent payments as revenue in “License Fees” in the Company’s Revenues section of its Consolidated Statement of Operations when the milestones are met.

As of December 31, 2006, the Company had provided cash consideration to Genentech in the form of co-development payments for the Company’s equal share of U.S. development costs of a basal cell carcinoma product candidate that is being developed under a separate collaboration with Genentech. Effective August 31, 2006, the Company elected to cease its participation in the co-development of this drug candidate and, as of August 31, 2006, Genentech will be solely responsible for all future costs and development decisions regarding the basal cell carcinoma program. As of December 31, 2008, the Company had no amounts receivable from Genentech under this collaboration.

(e)	STRYKER

On December 27, 2007, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $1,750,000 in cash in exchange for the sale and assignment of all of the Company’s remaining BMP assets. As a result of the transaction, Stryker assumed all future costs subsequent to the December 27, 2007 effective date related to maintenance and prosecution of the patent portfolio. As of December 31, 2007, the Company recorded the $1,750,000 received as short-term deferred revenue because the Company had not delivered all of the assets to Stryker as required by the agreement as of that date. The Company completed the transfer of all assets during the first quarter of 2008, at which time no material ongoing performance obligations remained under the agreement. Accordingly, the Company recorded $1,750,000 as license revenue within the Revenues section of the Consolidated Statement of Operations for the year ended December 31, 2008.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(4)	FORMER COLLABORATIONS

(a)	WYETH PHARMACEUTICALS

(i)	Agreement Summary

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

In addition, as part of a termination agreement entered into between the Company and Elan Corporation, the Company paid Elan royalty payments related to any revenues in excess of the first $1,500,000 received by the Company from Wyeth, other than revenues received as direct reimbursement for research, development and other expenses that the Company receive from Wyeth. The Company was also obligated to make payments to various university licensors when certain payments were received from Wyeth. These obligations totaled $163,000 in payments to Elan and university licensors for the up-front license fee and substantive milestone payment received through December 31, 2008.

(ii)	Accounting Summary

The Company considered its arrangement with Wyeth to be a revenue arrangement with multiple deliverables, or performance obligations. The Company’s performance obligations under this collaboration included an exclusive license to its Hedgehog agonist technologies and performing services, including research and development services for at least two years and participation on a steering committee. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this collaboration could be accounted for separately or as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting, research and steering committee services, since the Company believed that the license did not have stand-alone value to Wyeth without its research services and steering committee participation and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The $1,362,000 up-front license fee plus $7,250,000, the total amount of research funding which the Company will be entitled to for providing an average of 7.25 full-time equivalents over the four-year performance period at a rate of $250,000 each (eight full-time equivalents over the first three years and five full-time equivalents over the last year), is therefore being attributed to the research services. Revenue was recognized as the research services were provided over the remaining performance period through February 2008 at a rate of $297,000 per full-time equivalent.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded revenue of $299,000, $1,968,000 and $2,604,000, respectively, related to the Company’s research efforts under the Wyeth arrangement, of which $103,000, $439,000 and $306,000, respectively, were recorded in “License Fees” and $196,000, $1,332,000 and $2,298,000, respectively, were recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. Included within “Research and development contracts”, the Company recorded $62,000, $197,000 and $298,000 for the years ended December 31, 2008, 2007 and 2006, respectively, as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. As of December 31, 2008, the Company had no amounts recorded as amounts receivable from Wyeth.

As of December 31, 2008, the Company has not provided any consideration to Wyeth.

(b)	PROCTER & GAMBLE

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

On May 9, 2007, Procter & Gamble notified the Company of Procter & Gamble’s decision to terminate the collaboration effective November 9, 2007.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company recorded revenue under this collaboration of $1,878,000 and $898,000 during the years ended December 31, 2007 and 2006, respectively. Of these amounts, $1,242,000 and $235,000 were attributed to the amortization of (i) the up-front license fee and (ii) a contingent cash payment that did not constitute a substantive milestone since the successful achievement of these objectives did not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. These amounts are included in the “License fees” line item within the Revenues section of the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006. Of the remaining amounts, $548,000 and $107,000 were related to research services performed by the Company’s two full-time equivalents for the years ended December 31, 2007 and 2006, respectively, and $88,000 and $556,000 for the years ended December 31, 2007 and 2006, respectively, related to expenses incurred on behalf of Procter & Gamble by the Company for which Procter & Gamble is obligated to reimburse the Company, and for which the Company believes that the revenue recognition provisions of EITF 99-19 have been met. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations. The Company did not record any revenues under this agreement for the year ended December 31, 2008. As of December 31, 2008, the Company had no amounts receivable from Procter & Gamble.

As of December 31, 2008, the Company has not provided any consideration, such as payments under co-development arrangements, to Procter & Gamble.

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

The Company’s sole deliverable under this sponsored research agreement was to provide research services. The Company has applied the provisions of SAB No. 104 for recognizing revenue under this collaboration. The Company recognized revenues under this collaboration as the services were performed, since payment was reasonably assured under the terms of the grant. For the year ended December 31, 2006, the Company recognized $1,191,000 related to its research and development efforts under this sponsored research agreement. These amounts are included in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. The Company did not record any revenues under this agreement for the years ended December 31, 2008 or 2007.

(d)	MICROMET AG

In 2001, the Company entered into three agreements with Micromet including: (i) a purchase and sale agreement pursuant to which the Company assigned its single-chain-polypeptide technology to Micromet in exchange for up-front consideration of $12,146,000, consisting of $8,000,000 in cash,

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

On October 21, 2004, the Company amended its note receivable with Micromet, and, under the amended note, Micromet was obligated to pay the Company a total amount of €4,500,000, subject to certain conditions. As a result of Micromet’s financing in October 2004, the Company received a €1,250,000 payment in 2004, resulting in a gain of $1,604,000 based on the EURO-to-US dollar foreign exchange rate on the date of payment. The gain was recorded in other income as it related to a recovery of previously written-off interest income and foreign exchange gains related to the note.

As a result of completing additional financings in 2005, Micromet made a second payment of €1,250,000 on October 27, 2005, which resulted in a gain of $1,500,000 based on the EUR-to-US dollar foreign exchange rate on such date. $1,400,000 of the gain was recorded as license fee revenue for the year ended December 31, 2005 because it represented the recovery of a previously written-off note that the Company had received from Micromet in exchange for the assignment of technology. The remaining $100,000 was recorded in other income as it is related to a recovery of previously written-off interest income and foreign exchange gains related to the note.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Plan is automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year. As of December 31, 2008, the number of shares of common stock reserved for issuance under the 2000 Plan is 18,000,000 and 4,331,856 shares are available for grant under the 2000 Plan.

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

During the year ended December 31, 2008, the Company’s Board of Directors granted stock options to purchase 1,826,000 shares of common stock to the Company’s employees, executive officers and non-employee directors under the 2000 Plan. Of these stock options, 1,211,000 shares of common stock will vest over a four-year period. Stock options to purchase 204,000 shares of common stock were issued to non-officer employees of the Company with a performance condition and will vest on April 24, 2014 or upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s targeted cancer programs that includes an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company, whichever occurs first, subject to the employee’s continued employment. In consideration for the reduction of annual base salaries of the Company’s executive officers, the Board of Directors granted stock options to purchase 296,000 shares of common stock to three of the Company’s four executive officers, which will vest monthly over a twelve-month period beginning November 24, 2008, subject to the executive officer’s continued employment. The remaining stock options to purchase 115,000 shares of common stock were issued to the Company’s non-employee directors and vested on the date of grant. All of these stock options were issued with exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

On October 24, 2008, in consideration for the reduction of his annual base salary, the Board of Directors granted to the Chief Operating and Chief Financial Officer a restricted stock award under the 2000 Plan for 79,113 shares of common stock at a purchase price of $0.01 per share which will vest monthly over a twelve-month period beginning November 24, 2008. The only substantive restriction on the award relates to a one-year service condition to achieve full vesting of the award. The restricted common stock is subject to a right of repurchase by the Company, which lapses after this one-year period, or October 24, 2009. The Company does not intend to exercise its repurchase right to these shares. The closing price of the common stock on October 24, 2008 was $0.79 per share, which is also the weighted average grant date fair value of the restricted stock. Accordingly, the Company will recognize $62,000 in compensation expense over a one-year period, assuming a 0% forfeiture rate. For the year ended December 31, 2008, the Company recognized $10,000 related to this award and 65,928 of the 79,113 shares of common stock granted remained unvested at December 31, 2008.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

During the year ended December 31, 2008, the Company’s Board of Directors granted options to its Board of Directors to purchase 35,000 shares of common stock under the 2000 Director Plan, which fully vested on the grant date of January 25, 2008. The exercise price of each of these options is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. As of December 31, 2008, the number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000 and there are 45,000 shares available for grant.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan (the ESPP). The Company has reserved 1,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. During the year ended December 31, 2008, 224,424 shares were issued under the ESPP and there are 192,677 shares available for future purchase under the ESPP.

A summary of stock option activity under the 2000 Plan and the 2000 Director Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2007 (6,207,111 exercisable at weighted average price of $3.51 per share)	9,240,966	$2.93
Granted—employees	1,861,000	1.25
Exercised	(109,075)	1.00
Cancelled	(542,132)	2.60

Outstanding, December 31, 2008 (7,218,825 exercisable at weighted average price of $3.23 per share)	10,450,759	$2.67

Vested and unvested expected to vest	10,253,375	$2.69

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The table below summarizes options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.56 - $1.35	1,264,844	7.62	$1.04	520,075	$1.10
1.39 - 1.39	1,832,875	8.43	1.39	770,999	1.39
1.43 - 1.50	1,780,907	6.97	1.46	798,907	1.49
1.57 - 2.43	2,423,126	6.11	1.96	2,076,499	2.02
2.48 - 4.03	1,750,086	4.39	3.74	1,654,049	3.72
4.05 - 29.26	1,398,921	3.83	7.23	1,398,296	7.23

	10,450,759	6.25	$2.67	7,218,825	$3.23

The aggregate intrinsic value of options outstanding at December 31, 2008 was $6,000, of which all related to exercisable options, and the weighted average remaining contractual life of vested stock options at December 31, 2008 was 6.04 years. The weighted average grant-date fair values of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $0.91, $1.10 and $1.62, respectively. As of December 31, 2008, there was approximately $2,991,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.7 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $38,000, $13,000 and $45,000, respectively. The total fair value of vested stock options for the years ended December 31, 2008, 2007 and 2006 were $2,003,000, $3,300,000 and $3,423,000, respectively.

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with a market performance condition, the Company uses a lattice-based option valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee option grants issued in each of the following years:

	For the Year Ended December 31,
	2008	2007	2006
Expected term (years)—Employees	3.0-6.0	5.5-7.0	5.5-6.25
Expected term (years)—Directors	7.0	7.0	5.0
Risk-free interest rate	1.7-3.4%	3.6-4.9%	4.5-5.2%
Expected volatility	71-93%	90-97%	95-102%
Expected dividend yield	None	None	None

For the years ended December 31, 2007 and 2006, the expected terms of the options granted were calculated using the “simplified approach,” as outlined in Staff Accounting Bulletin (SAB) No. 107, Share-Based Payments. Using this approach, for grants issued during the years ended December 31, 2007 and 2006, the Company assigned an expected term of 6.25 years for grants with four-year graded vesting and 5.5 years for grants with one-and two-year vesting. As of January 1, 2008, the “simplified approach” could no longer be used for estimating expected terms.

The expected volatility is based on the annualized daily historical volatility of the Company’s stock price through the end of the reporting period for a time period consistent with the expected term of a grant. Management believes that the historical volatility of the Company’s stock price best represents

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

the volatility of the stock price. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future.

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

Under SFAS 123(R), the lattice-based model was used to value a limited number of stock options issued in June 2002 that remained unvested as of January 1, 2006, and that contain a market condition. These awards accounted for $40,000 and $70,000 of the employee stock-based compensation expense recorded by the Company for the years ended December 31, 2007 and 2006, respectively. The lattice model utilized assumptions including a 7-year expected life, 2.10% risk-free rate, 116% volatility, and a 0% dividend rate. These awards became fully vested during 2007 and no additional expense related to these options was recognized in subsequent periods.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the Year Ended December 31,
	2008	2007	2006
Compensation expense recognized under ESPP	$73,000	$64,000	$80,000
Expected term	6 months	6 months	6 months
Risk-free interest rate	0-1.9%	3.3-5.0%	4.6-5.3%
Volatility	75-86%	64-71%	70-85%
Dividends	None	None	None

Stock-based compensation for employees for the years ended December 31, 2008, 2007 and 2006 of $2,182,000, $3,105,000 and $3,820,000, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized (see Note 12). Based on basic and diluted weighted average shares outstanding of 63,378,159, 54,914,666 and 49,066,680 for the years ended December 31, 2008, 2007 and 2006, respectively, the effect on the Company’s net loss per share of stock-based compensation expense recorded under SFAS 123(R) was approximately $0.03, $0.06 and $0.08 per share.

Non-Employee Grants

During the years ended December 31, 2007 and 2006, the Company granted stock options and unrestricted stock awards to consultants for services. The options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 9 months to 4 years. In addition, certain non-employee options vested only upon the achievement of performance objectives. Should the Company terminate the consulting agreements, any unvested

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

options will be cancelled. Options issued to non-employees are marked-to-market liabilities, which means that as the Company’s stock price fluctuates, the liability and related expense either increases or decreases. The Company recognized expense of $24,000 and $85,000 related to non-employee stock options and stock awards for the years ended December 31, 2008 and 2007, respectively. The Company reversed expense of $58,000 related to non-employee stock options for the year ended December 31, 2006 as a result of a decline in the Company’s stock price throughout 2006. As of December 31, 2008, the Company had recorded $13,000 in deferred compensation related to unvested non-employee options.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year ended December 31,
	2008	2007	2006
Research and development expenses	$743,000	$803,000	$1,105,000
General and administrative expenses	1,463,000	2,387,000	2,657,000

Total stock-based compensation expense	$2,206,000	$3,190,000	$3,762,000

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Laboratory equipment, computers and software	$3,971,000	$3,647,000
Laboratory equipment and computers under notes payable	—	777,000
Leasehold improvements	6,254,000	4,619,000
Leasehold improvements under notes payable	—	1,623,000
Office furniture and equipment	380,000	368,000

	10,605,000	11,034,000
Less—Accumulated depreciation and amortization	(9,157,000)	(8,456,000)

Total	$1,448,000	$2,578,000

The Company recorded depreciation and amortization expense of $999,000, $1,302,000 and $1,408,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

During the year ended December 31, 2007, the Company’s BMP-7 small molecule screening agreement with Centocor (a Johnson & Johnson subsidiary) concluded in accordance with the terms of

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

the contract and was the only remaining discovery research program. The Company determined that it would not fund the program internally and, as a result, during the year ended December 31, 2007, recorded property and equipment impairment charges of $352,000, net of estimated proceeds from the sale of these assets, because this discovery equipment could not be used on other ongoing programs. These impairment charges have been reported within the “Research and development” line item within the Expenses section of the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006.

The Company will continue to review its estimate of remaining useful lives related to assets currently being used on the Company’s remaining programs. Any future changes to the estimated useful lives of the Company’s assets could have a material impact on its financial statements.

(7)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued compensation	$111,000	$708,000
Professional fees	137,000	73,000
Facility-related costs	262,000	192,000
Other	114,000	178,000

Total	$624,000	$1,151,000

(8)	DEBT OBLIGATIONS

Boston Private Bank & Trust Company.    Short-term debt, including accrued interest, was $404,000 at December 31, 2007. This debt related to two separate 36-month term notes that the Company entered into loan agreements with the Boston Private Bank & Trust Company, one for $2,250,000 at a fixed rate of 7.36% and the other for $1,450,000 at a fixed rate of 7.95% for the respective repayment periods. On April 1, 2008, the Company made the final repayments related to these notes and the Company has no further obligations under these notes.

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

The Company has noncancellable operating lease agreements for office and laboratory space. The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2009	$948,000
2010	948,000
Thereafter	—

Total minimum payments	$1,896,000

Rent expense for all operating leases was $776,000, $541,000 and $863,000 for the years ended December 31, 2008, 2007 and 2006, respectively, net of settlement proceeds received during 2007 and facility sublease income of $262,000 and $185,000 in 2007 and 2006, respectively.

(b)	LICENSE AGREEMENTS

The Company licenses a significant portion of its technology from several universities and foundations. In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pays an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, development milestones and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses license fee payments as incurred and expects to expense royalty payments as related future product sales, if any, are recorded. The Company accrues expenses for scientific and clinical milestones over the period that the work required to meet the milestone is completed, provided that the Company believes that the achievement of the milestone is probable. The Company incurred license fee expenses of $165,000, $199,000 and $295,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(10)	WARRANTS

The Company has warrants to purchase an aggregate of 5,322,361 shares of its common stock outstanding as of December 31, 2008. These warrants are summarized as follows:

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

The warrants are exercisable for cash until August 8, 2012. In the event that the closing price of the Company’s common stock as listed on NASDAQ equals or exceeds $2.50 per share for thirty consecutive days, then for a period of thirty days thereafter the Company may require the mandatory exercise of the warrants by providing at least twenty business days’ prior written notice to the holder; provided that the Company simultaneously requires the mandatory exercise of all warrants then outstanding under this private placement. As of December 31, 2008, none of these warrants have been exercised.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(b)	In connection with the registered direct offering of 5,476,559 shares of its common stock on October 14, 2004, the Company issued warrants to purchase 547,656 shares of its common at an exercise price of $4.59 per share. The warrants expire on October 14, 2009. As of December 31, 2008, none of these warrants have been exercised.

(c)	At December 31, 2008, other warrants to purchase 3,846 shares of common stock at an exercise price of $19.51 per share are outstanding. These warrants expire at various dates, ranging from September 2009 until December 2009.

(11)	CURIS SHANGHAI

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

As of December 31, 2008, Curis Shanghai was not operational. There were only nominal transactions related to administrative expenses at Curis Shanghai for the years ended December 31, 2008, 2007 and 2006. There were no intercompany transactions during the years ended December 31, 2008, 2007 and 2006. Curis Shanghai currently has no employees and the Company does not plan to hire any subsidiary employees for the foreseeable future. The Company currently expects that certain operational aspects, including oversight of the third party chemistry provider, will be managed from the Company’s Cambridge, Massachusetts’ location.

(12)	INCOME TAXES

For the years ended December 31, 2008, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.7%	5.2%	5.0%
Research and development tax credits	3.3%	7.4%	9.0%
Deferred compensation	(3.2%)	(6.9%)	(6.5%)
NOL expirations	(53.7%)	(70.3%)	(19.5%)
Other	(2.6%)	(0.2%)	(0.6%)
Net increase (decrease) in valuation allowance	16.5%	30.8%	(21.4%)

Effective income tax rate	—%	—%	—%

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The principle components of the Company’s deferred tax assets at December 31, 2008 and 2007, respectively are as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$69,826,000	$71,296,000
Research and development tax credit carryforwards	9,814,000	9,586,000
Depreciation and amortization	1,819,000	2,663,000
Capitalized research and development expenditures	24,295,000	23,725,000
Deferred revenue	—	746,000
Impairment of investments	124,000	124,000
Stock options	1,864,000	1,482,000
Accrued expenses and other	140,000	257,000

Total Gross Deferred Tax Asset	107,882,000	109,879,000
Valuation Allowance	(107,882,000)	(109,879,000)

Net Deferred Tax Asset	$—	$—

The classification of the above deferred tax assets is as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Current deferred tax assets	$127,000	$996,000
Non-current deferred tax assets	107,755,000	108,883,000
Valuation Allowance	(107,882,000)	(109,879,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2008, the Company had federal and state net operating losses (“NOLs”) of $195,974,000 and $50,952,000, respectively, and federal and state research and experimentation credit carryforwards of approximately $8,028,000 and $2,706,000, respectively, which will expire at various dates starting in 2009 through 2028. The Company had $17,355,000 of federal net operating losses generated in 1993 and $9,631,000 of Massachusetts net operating losses generated in 2003 that expired in 2008. As required by SFAS No. 109, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $107,882,000 has been established at December 31, 2008. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2008, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 1994 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States (“U.S.”), as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

(13)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. For the years ended December 31, 2007 and 2006, the Board of Directors authorized matching contributions of $129,000 and $139,000, respectively. The Board of Directors did not authorize matching contributions for the year ended December 31, 2008 as the Company continues to reduce costs.

(14)	RELATED PARTY TRANSACTIONS

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

hour for portions thereof. For the years ended December 31, 2007 and 2006, the Company had incurred $8,000 and $53,000, respectively, in related consulting expenses in its Consolidated Statement of Operations.

On September 14, 2006, the Company and Dr. Davie entered into a Scientific Advisory and Consulting Agreement pursuant to which Dr. Davie agreed to serve as Chairman of the Company’s Scientific Advisory Board. The term of this agreement is for a period of five years. Either party may terminate this agreement by providing thirty days’ written notice to the other party. In consideration for the services rendered by Dr. Davie to the Company, the Company agreed to pay Dr. Davie an annual retainer of $25,000. Such retainer became effective upon the expiration of the consulting agreement for services as interim Chief Scientific Officer on June 19, 2007. For the years ended December 31, 2008 and 2007, the Company incurred $25,000 and $13,000, respectively, in Scientific Advisory Board services provided by Dr. Davie. As of December 31, 2008, $6,000 was included in “Accounts payable” in the Company’s Consolidated Balance Sheet. For the year ended December 31, 2006, the Company did not incur costs for Dr. Davie in his role as Chairman of the Scientific Advisory Board because this retainer did not become effective until June 19, 2007.

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

(15)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,067,583	$3,107,810	$86,721	$3,104,503
Loss from operations	(3,823,723)	(2,217,682)	(4,775,516)	(2,302,723)
Loss applicable to common stockholders	(3,430,667)	(1,964,556)	(4,571,451)	(2,156,424)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.07)	$(0.03)
Shares used in computing basic and diluted net loss per share	63,245,538	63,337,647	63,435,070	63,492,498

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$2,362,786	$1,228,724	$1,312,202	$11,484,842
Income (loss) from operations	(3,884,414)	(4,177,286)	(4,122,660)	3,809,799
Net income (loss) applicable to common stockholders	(3,540,773)	(3,997,544)	(3,718,300)	4,292,374
Basic net income (loss) per share	$(0.07)	$(0.08)	$(0.06)	$0.07
Diluted net income (loss) per share	$(0.07)	$(0.08)	$(0.06)	$0.07
Shares used in computing basic net income (loss) per share	49,354,125	49,408,100	57,534,767	63,180,451
Shares used in computing diluted net income (loss) per share	49,354,125	49,408,100	57,534,767	63,206,837

The net loss amounts presented above for the quarter ending December 31, 2008 include $3,000,000 of license revenue recognized under the Genentech June 2003 collaboration.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The net loss amounts presented above for the quarter ending December 31, 2007 include $10,509,000 of revenue recognized under the Genentech June 2003 collaboration, which includes $3,000,000 for a contingent cash payment that the Company received in October 2007 (see Note 3(a)).

(16)	Subsequent Events

In February 2009, Genentech notified the Company that it had initiated a pivotal Phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma. As a result, the Company will receive a $6,000,000 cash payment from Genentech under the parties’ June 2003 collaboration agreement during the first quarter of 2009. Genentech is obligated to make the payment because it determined that the pivotal classification satisfied the criteria for a Phase III clinical trial under the parties’ collaboration agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors that is required by this Item 10 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ MICHAEL P. GRAY Michael P. Gray	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	February 26, 2009

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 26, 2009

/s/ JOSEPH M. DAVIE Joseph M. Davie	Director	February 26, 2009

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 26, 2009

/s/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	February 26, 2009

/s/ JAMES R. TOBIN James R. Tobin	Director	February 26, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

3.4	Amendment to Amended and Restated By-laws of Curis, Inc.	8-K	09/24/07	3.1

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, dated as of September 18, 2007, between Curis and Daniel R. Passeri	8-K	09/24/07	10.1

#10.2	Amendment to Employment Agreement, dated as of October 31, 2006, to the employment agreement dated September 20, 2001, by and between Curis and Daniel R. Passeri	8-K	11/02/06	10.2

#10.3	Amendment to Employment Agreement, dated as of October 27, 2008, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri	10-Q	10/28/08	10.1

#10.4	Offer Letter, dated as December 10, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.5	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	8-K	11/02/06	10.3

#10.6	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	10-Q	10/28/08	10.2

#10.7	Offer Letter, dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.5

#10.8	Amendment to Offer Letter, dated as of May 10, 2002, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.6

#10.9	Amendment to Offer Letter, dated as of December 14, 2006, to the offer letter dated May 2, 2001, as amended on May 10, 2002, by and between Curis and Changgeng Qian	10-K	3/14/08	10.7

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.10	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-Q	10/28/08	10.3

#10.11	Offer Letter, dated January 11, 2001, by and between Curis and Mark W. Noel	10-K	03/02/07	10.6

#10.12	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	8-K	11/02/06	10.4

#10.13	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	10-Q	10/28/08	10.4

#10.14	Offer Letter, dated as of July 25, 2002, between Curis and Mary Elizabeth Potthoff	10-K	03/01/04	10.5

#10.15	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated July 25, 2002, by and between Curis and Mary Elizabeth Potthoff	8-K	11/02/06	10.5

#10.16	Agreement and General Release, dated as of June 25, 2007, by and between Curis and Mary Elizabeth Potthoff	10-Q	07/31/07	10.1

#10.17	Consulting Agreement dated June 19, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	08/29/06	10.1

#10.18	First Amendment to Consulting Agreement, dated as of October 30, 2006, between Curis and Joseph M. Davie, Ph.D., M.D.	8-K	11/02/06	10.1

#10.19	Scientific Advisory Agreement dated September 14, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	09/19/06	10.2

#10.20	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.21	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors named on Schedule I thereto	10-Q	08/09/05	10.5

#10.22	Indemnification Agreement between Curis, Inc. and Dr. Stephen Carter, dated January 29, 2008	8-K	1/31/08	10.1

#10.23	Consulting Agreement dated May 11, 2007 by and between Curis and Dr. Stephen Carter.	10-K	3/14/08	10.19

#10.24	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.25	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.26	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.27	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.28	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.29	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

	Material contracts—Leases

10.30	Lease, dated November 16, 1995, as amended, between Ontogeny, Inc., Moulton Realty Corporation and the trustees of Moulton Realty Trust relating to the premises at 33 and 45 Moulton Street, Cambridge, Massachusetts	S-4 (333-32446)	03/14/00	10.42

10.31	Lease, dated March 15, 2001, between Curis and Moulton Realty Company relating to the premises at 61 Moulton Street, Cambridge, Massachusetts	10-K	03/30/01	10.3

10.32	Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	11/12/02	10.1

10.33	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	10/26/04	10.1

	Material contracts—Financing Agreements

10.34	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.18

10.35	Security Agreement, dated restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.19

10.36	Secured Non-Revolving Time Note, dated restated on September 23, 2004, made by Curis in favor of Boston Private Bank & Trust Company	10-K	03/15/05	10.20

10.37	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, between Curis, Inc. and Boston Private Bank & Trust Company, dated as of June 9, 2005	8-K	06/15/05	10.1

			Incorporated by Reference
Exhibit No.		Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	10.38	Secured Non-Revolving Time Note, issued by Curis, Inc. to Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.2

	10.39	Security Agreement (Equipment), between Curis, Inc. and Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.3

		Material contracts—License and Collaboration Agreements

†	10.40	License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior University	S-4/A (333-32446)	06/02/00	10.43

†	10.41	License Agreement, dated as of January 1, 1995 as amended on July 19, 1995 and August 30, 1996, between Ontogeny and The Trustees of Columbia University in the City of New York	S-4/A (333-32446)	04/03/00	10.45

†	10.42	Amended and Restated License Agreement, dated June 1, 2003, between Curis, The Johns Hopkins University and University of Washington School of Medicine	10-K	03/01/04	10.23

†	10.43	Amended and Restated License Agreement (2000), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.24

†	10.44	Amended and Restated License Agreement (1995), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.25

†	10.45	Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P.	8-K	12/09/02	10.1

†	10.46	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

	10.47	First Amendment to Collaborative Research, Development and License Agreement, effective December 10, 2004, between Curis and Genentech, Inc.	10-K	03/15/05	10.33

	10.48	Second Amendment to Collaborative Research, Development and License Agreement between Curis and Genentech effective as of April 11, 2005	8-K	04/19/05	99.1

†	10.49	Drug Discovery and Collaboration Agreement dated April 1, 2005 by and between Curis, Inc. and Genentech, Inc.	10-Q	4/29/05	10.1

†	10.50	Collaboration, Research and License Agreement, dated January 12, 2004, between Curis and Wyeth	10-K	03/01/04	10.29

			Incorporated by Reference
Exhibit No.		Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

†	10.51	Collaboration, Research and License Agreement dated September 18, 2005 by and between Curis, Inc. and Procter & Gamble Company	10-Q	11/14/05	10.1

		Material contracts—Miscellaneous

	10.52	Termination Agreement and Amendments to Finance Documents, dated May 16, 2003, between Elan Corporation, PLC, Neuralab Limited, Elan International Services, LTD, Elan Pharma International Limited, Curis, Inc. and Curis Newco, LTD	8-K	06/03/03	10.1

	10.53	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

	10.54	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

	10.55	Common Stock Purchase and Registration Rights Agreement, dated January 9, 2004, between Curis and Wyeth	10-K	03/01/04	10.34

	10.56	Form of Common Stock and Warrant Purchase Agreement, dated August 11, 2003, entered into by Curis and certain investors, together with a schedule of such investors and the material details of each such agreement	10-Q	11/12/03	10.1

	10.57	Form of Stock Purchase Agreement, dated as of October 12, 2004, entered into by Curis and each of the purchasers, together with a schedule of purchasers who are parties thereto	8-K	10/14/04	10.1

	10.58	Common Stock Purchase Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Common Stock Purchase Agreement and Waiver, dated August 7, 2007	8-K	08/09/07	10.1

	10.59	Common Stock Purchase Agreement, dated as of August 7, 2007, by and among the Company and the Purchasers (as defined therein)	8-K	08/09/07	10.2

	10.60	Registration Rights Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Registration Rights Agreement, dated August 7, 2007	8-K	08/09/07	10.3

	10.61	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 6, 2007, as amended on August 7, 2007	8-K	08/09/07	10.4

	10.62	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 7, 2007	8-K	08/09/07	10.5

		Code of Conduct

	14	Code of Business Conduct and Ethics	10-K	03/01/04	14

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.