Form 10-Q
period 2009-03-31
CURIS INC
filed 2009-05-05
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 28, 2009, there were 63,653,698 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,790,497	$10,158,795
Marketable securities	20,212,139	18,694,200
Accounts receivable	37,127	107,341
Prepaid expenses and other current assets	482,600	373,373

Total current assets	30,522,363	29,333,709

Property and equipment, net	1,264,479	1,448,176
Long-term investment—restricted	210,007	210,007
Goodwill	8,982,000	8,982,000
Other assets	7,980	7,980

	$40,986,829	$39,981,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,275,119	$1,961,439
Accrued liabilities	677,993	624,462

Total current liabilities	1,953,112	2,585,901
Other long-term liabilities	128,531	171,375

Total liabilities	2,081,643	2,757,276

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 64,701,405 and 63,653,698 shares issued and outstanding at March 31, 2009 and at December 31, 2008	647,014	647,014
Additional paid-in capital	745,966,031	745,360,736
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(18,607)	(12,550)
Accumulated deficit	(706,845,777)	(707,970,836)
Accumulated other comprehensive income	47,799	91,506

Total stockholders’ equity	38,905,186	37,224,596

	$40,986,829	$39,981,872

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Research and development contracts	$37,127	$215,065
License fees	6,000,000	1,852,518

Total Revenues	6,037,127	2,067,583

COSTS AND EXPENSES:
Research and development	2,916,059	3,475,812
General and administrative	2,095,074	2,415,494

Total costs and expenses	5,011,133	5,891,306

Income (loss) from operations	1,025,994	(3,823,723)

OTHER INCOME (EXPENSE):
Interest income	99,065	390,735
Other income	—	6,131
Interest expense	—	(3,810)

Total other income, net	99,065	393,056

Net income (loss)	$1,125,059	$(3,430,667)

Net income (loss) per common share (basic and diluted)	$0.02	$(0.05)

Basic weighted average common shares	63,595,755	63,245,538
Diluted weighted average common shares	68,455,453	63,245,538

Net income (loss)	$1,125,059	$(3,430,667)
Unrealized (loss) gain on marketable securities	(43,707)	24,007

Comprehensive gain (loss)	$1,081,352	$(3,406,660)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,125,059	$(3,430,667)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	191,168	256,091
Stock-based compensation expense	599,238	752,304
Changes in operating assets and liabilities:
Accounts receivable	70,214	9,335
Prepaid expenses and other assets	(109,227)	(66,047)
Accounts payable and accrued liabilities	(675,633)	(1,645,248)
Deferred revenue	—	(1,852,518)

Total adjustments	75,760	(2,546,083)

Net cash provided by (used in) operating activities	1,200,819	(5,976,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(12,242,875)	(5,004,484)
Sale of marketable securities	10,681,229	10,100,860
Purchases of property and equipment	(7,471)	(34,153)

Net cash provided by (used in) investing activities	(1,569,117)	5,062,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	67,700
Repayments of obligations under notes payable	—	(308,333)

Net cash used in financing activities	—	(240,633)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(368,298)	(1,155,160)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,158,795	17,396,599

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,790,497	$16,241,439

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at March 31, 2009 should enable it to maintain current and planned operations into the second half of 2010. The Company’s ability to continue funding its planned operations is dependent upon, among other things, the success of its collaborations with Genentech, its ability to control the cash burn rate and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

2.	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 26, 2009.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure in the financial statements. Such estimates include revenue recognition, the collectability of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, contingent cash payments based upon achievement of clinical development and regulatory objectives and royalties on product sales. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on February 26, 2009.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the twelve-month period ended March 31, 2009 are classified as long-term deferred revenue. As of March 31, 2009 and December 31, 2008, the Company had no deferred revenue related to its collaborations.

4.	Genentech, Inc. Hedgehog Pathway Inhibitor Collaboration

In the first quarter of 2009, the Company received a payment of $6,000,000 from Genentech under the parties’ June 2003 Hedgehog pathway inhibitor collaboration upon Genentech’s initiation of a pivotal Phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma. GDC-0449 is the lead drug candidate in development under this collaboration. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the three months ended March 31, 2009 because the Company has no ongoing material performance obligations under the collaboration.

5.	Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS No. 157) for its financial assets and liabilities. The adoption of SFAS No. 157 has not had a material impact on the Company’s financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and a long-term restricted investment. As of March 31, 2009, the Company held cash equivalents and marketable securities of $7,494,000 and $20,136,000, respectively. The Company’s marketable securities are investments with expected maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities, U.S. Treasury money market funds and interest bearing bank accounts.

The long-term restricted investment of $210,000 as of March 31, 2009 was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at March 31, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at March 31, 2009.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accrued compensation	$225,000	$111,000
Professional fees	111,000	137,000
Facility-related costs	234,000	262,000
Other	108,000	114,000

Total	$678,000	$624,000

7.	Accounting for Stock-Based Compensation

As of March 31, 2009, the Company had three shareholder-approved, share-based compensation plans: the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Director Stock Option Plan (the 2000 Director Plan) and the 2000 Employee Stock Purchase Plan (the ESPP). For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission on February 26, 2009.

During the quarter ended March 31, 2009, the Company’s board of directors granted options to purchase 1,010,000 shares of the Company’s common stock to officers and employees of the Company under the 2000 Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the quarter ended March 31, 2009, the Company’s board of directors also granted options to its non-employee directors to purchase 175,000 shares of common stock under the 2000 Plan and options to purchase 45,000 shares of common stock under the 2000 Director Plan. All of these options were fully vested on the February 5, 2009 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on this date of grant.

Employee and Director Grants

The Company recorded a total of $539,000 and $711,000 in compensation expense for the quarters ended March 31, 2009 and 2008, respectively, related to the employee and director stock option grants. In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model when applying the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)). The Company calculated the Black-Scholes value of employee options awarded during the quarters ended March 31, 2009 and 2008 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2009	2008
Expected life (years) - employees	6	6
Expected life (years) - directors	6	7
Risk-free interest rate	2.1-2.3%	2.97-3.2%
Volatility	82%	90.4-93.4%
Dividends	None	None

The stock price volatility and expected terms utilized in the calculation involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, accordingly, the expense that is to be recognized over the life of the option. In determining the expense recorded in the Company’s Consolidated Statements of Operations, the Company has applied an estimated forfeiture rate to the remaining unvested awards based on historical experience, as adjusted. This estimate is evaluated quarterly and the forfeiture rate is adjusted as necessary. If the actual number of forfeitures differs from management’s estimates, additional adjustments to compensation expense may be required in future periods.

The aggregate intrinsic value of employee options outstanding at March 31, 2009 was $797,000, of which $252,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2009 and 2008 were $0.76 and $1.09, respectively. As of March 31, 2009, there was approximately $3,198,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.93 years. The intrinsic values of employee stock options exercised during the quarter ended March 31, 2008 was $34,000. No stock options were exercised during the quarter ended March 31, 2009. The total fair values of vested stock options for the quarters ended March 31, 2009 and 2008 were $716,000 and $543,000, respectively.

The Company recorded a total of $17,000 and $13,000 in compensation expense for the quarters ended March 31, 2009 and 2008, respectively, related to the ESPP. The Company calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the three months ended March 31,
	2009	2008
Expected term	6 months	6 months
Risk-free interest rate	0%	3.28%
Volatility	85.5%	63.5%
Dividends	None	None

The Company also recorded $15,000 in compensation expense for the quarter ended March 31, 2009, related to a restricted stock award that was issued in October 2008 and which is vesting over a one-year period ending in October 2009. The Company did not incur compensation expense related to restricted stock awards in the first quarter of 2008.

Stock-based compensation for employees, including expense related to the ESPP, for the three months ended March 31, 2009 and 2008 was calculated using the above assumptions and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not probable that the net deferred tax asset will be realized.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultants terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market until they vest, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $28,000 related to non-employee stock options for each of the quarters ended March 31, 2009 and 2008. As of March 31, 2009, the Company had recorded $19,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2009 and 2008, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended March 31,
	2009	2008
Research and development expenses	$177,000	$227,000
General and administrative expenses	422,000	525,000

Total stock-based compensation expense	$599,000	$752,000

The table below summarizes options outstanding and exercisable under the 2000 Plan and the 2000 Director Plan at March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.09	2,030,844	8.82	$1.00	653,113	$1.00
1.20 - 1.39	2,280,875	8.07	1.38	998,965	1.38
1.43 - 1.57	2,852,907	6.91	1.50	1,865,782	1.52
1.67 - 3.85	2,320,671	3.96	2.83	2,280,233	2.85
3.90 - 14.50	1,973,627	4.50	5.94	1,916,497	6.00
15.19 - 29.26	37,564	1.46	17.43	37,564	17.43

	11,496,488	6.45	$2.47	7,752,154	$3.03

8.	Income (Loss) Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic income (loss) per common share is computed using the weighted-average number of shares outstanding during the period. Diluted income per common share is computed using the weighted-average number of shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and outstanding warrants.

The following summarizes the effect of dilutive securities on diluted income per common share for the three months ended March 31, 2009:

Weighted average shares for basic EPS	63,595,755

Stock options and shares issuable under ESPP	42,689
Restricted stock awards	46,150
Warrants outstanding	4,770,859

Subtotal: total dilutive securities	4,859,698

Weighted average shares for diluted EPS	68,455,453

The weighted-average diluted shares outstanding for the quarter ended March 31, 2009 excludes the dilutive effect of approximately 11,467,928 stock options and 551,502 warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

Diluted net loss per common share was the same as basic net loss per common share for the quarter ended March 31, 2008, as the effect of the potential common stock equivalents was antidilutive due to the Company’s net loss position for the period. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan; all of which are weighted based on the number of days outstanding during the respective reporting period. Antidilutive securities as of March 31, 2008 were as follows.

Weighted average stock options outstanding	9,637,151
Weighted average warrants outstanding	6,399,271
Shares issuable under ESPP	13,319

Total antidilutive securities excluded	16,049,741

9.	Related Party Transactions

Under its September 14, 2006 scientific advisory and consulting agreement with Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, the Company incurred $6,000 in related consulting expenses in its consolidated statement of operations for each of the three-month periods ended March 31, 2009 and 2008, respectively. The September 2006 consulting agreement extends through September 2011, unless terminated earlier in accordance with its terms.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. In expanding our drug development efforts with respect to these targeted cancer programs, we are building upon our past experience in targeting signaling pathways, including the Hedgehog pathway. We seek to conduct research programs both internally and through strategic collaborations.

Our most advanced program is a first-in-class orally administered Hedgehog pathway inhibitor program for which our collaborator Genentech is conducting clinical trials on the lead molecule, GDC-0449, including a pivotal Phase II clinical trial in advanced basal cell carcinoma patients as well as Phase II clinical trials in first-line metastatic colorectal cancer and in advanced ovarian cancer patients. The initiation of these Phase II clinical trials has provided us with an important source of financing, resulting in cash payments totaling $12,000,000, including $6,000,000 that we received in the first quarter of 2009 following Genentech’s initiation of the pivotal Phase II trial. We had previously received an additional $6,000,000 for GDC-0449’s achievement of earlier clinical development objectives, bringing the aggregate amount of such payments to $18,000,000.

We believe that the advanced basal cell carcinoma indication represents a potential fast-to-market opportunity for GDC-0449. Genentech has indicated that it has designed the Phase II trial so that the data, if positive, may serve as the basis for a New Drug Application (NDA) by Genentech. Genentech has also stated that, assuming a positive outcome from this trial and from a subsequent FDA review, GDC-0449 for the treatment of advanced basal cell carcinoma could be launched in the U.S. market in late 2011. We are eligible for additional regulatory milestones and royalties on Genentech’s net sales of GDC-04499.

Genentech also stated during the first quarter of 2009 that the Phase II data for the colorectal and advanced ovarian cancer trials could be available in late 2010. Genentech further indicated that if the results of these trials are positive, that such results would result in the potential expansion into additional cancers including small cell lung, pancreatic, prostate, multiple myeoloma, non-small cell lung cancer and glioma, among others.

In addition to the three clinical trials that Genentech is conducting directly, a Phase I clinical trial to treat medulloblastoma patients was initiated by a third-party investigator under a Cooperative Research and Development Agreement (CRADA) between Genentech and the National Cancer Institute (NCI). We anticipate that additional clinical trials will be initiated in the future including Phase II clinical trials in small cell lung and pancreatic cancers, among others. The initiation of trials conducted under the CRADA does not result in cash payments to us. We believe, however, that such trials are important to the overall development of GDC-0449 since they may provide a greater opportunity to generate additional data in tumor types other than those currently under investigation by Genentech.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These targeted cancer programs primarily consist of several proprietary drug programs that target multiple signaling pathways. We believe that this approach of targeting multiple nodes in various signaling pathway networks may provide for a better therapeutic effect than many of the targeted cancer drugs currently marketed or in development. Our lead candidate from these programs is CUDC-101, a small molecule that is currently in Phase I clinical testing and is designed to target histone deacetylase (HDAC), epidermal growth factor receptor (EGFR) and human epidermal growth factor receptor 2 (Her2). In addition, we expect to file an Investigational New Drug Application (IND) for CUDC-305, a Heat Shock Protein 90 (Hsp90) inhibitor, in mid-2009 and provided that we have adequate capital resources, begin clinical testing on this candidate shortly thereafter.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our strategic collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have incurred an accumulated deficit of $706,846,000 as of March 31, 2009. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

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

Our Research and Development Programs under Collaboration

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies and to an April 2005 collaboration with Genentech relating to the Wnt signaling pathway. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments principally if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from our current collaborator, Genentech. We currently expect to incur only nominal research and development costs under these collaborations related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech, such as payments for the achievement of contractually defined clinical development and regulatory objectives and royalties on product sales, should they occur. For the quarter ended March 31, 2009, we have incurred an aggregate of $300,000 in expenses related to such payments. We also expect to incur general and administrative costs associated with our Hedgehog pathway inhibitor program related to our share of intellectual property costs.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2009 should enable us to maintain current and planned operations into the second half of 2010. Our ability to continue funding our planned operations is dependent upon the success of our collaborations with Genentech, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. As we seek to reduce administrative expenses and our preclinical and discovery research costs, we expect that our expenses associated with the clinical development of CUDC-101 and the IND-enabling studies underway for CUDC-305 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years. We expect that our reductions in general and administrative expenses will result in modest decreases in such expenses in future periods.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. We do not expect to generate any revenue from the sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, contingent cash payments on the achievement of development objectives and other amounts that we have received from our strategic collaborators and licensees.

We currently have two collaborations, both of which are with Genentech. We currently receive no research funding for our programs under collaboration with Genentech and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and royalty payments that are contingent upon the successful commercialization of any products based upon collaborations. The timing of our entrance into any new collaboration agreements and any contingent cash payments under our existing collaboration agreements with Genentech are not assured, cannot be easily predicted and may vary significantly from quarter to quarter. Except for the $6,000,000 we received in the first quarter of 2009 under our Hedgehog pathway inhibitor collaboration with Genentech, we do not expect to receive additional contingent cash payments in 2009 under our ongoing collaborations with Genentech.

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

A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth below in “Part II, Item 1A—Risk Factors.”

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under our Hedgehog pathway inhibitor collaboration with Genentech, a portion of which is reimbursed by collaborators and a portion of which is borne by Curis. As a result of previously-initiated efforts to reduce our spending in various general and administrative expense areas, including personnel, occupancy and legal services, among others, we expect that our general and administration expenses will decline modestly in future periods.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2008, which is on file with the SEC. There have been no material changes at March 31, 2009.

Results of Operations

Three Months Ended March 31, 2009 and March 31, 2008

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2009	2008
REVENUES:
Research and development contracts
Genentech	$37,000	$54,000	(32)%
Wyeth	—	149,000	(100)%
Other	—	12,000	(100)%

Subtotal	37,000	215,000	(83)%

License fees
Genentech	6,000,000	—	100%
Wyeth	—	103,000	(100)%
Stryker	—	1,750,000	(100)%

Subtotal	6,000,000	1,853,000	224%

Total revenues	$6,037,000	$2,068,000	192%

Total revenues increased by $3,969,000 to $6,037,000 for the three months ended March 31, 2009 from $2,068,000 for the same period in 2008. Research and development contracts decreased $178,000 as all research funding for programs under collaboration concluded at various times beginning in March 2007. The conclusion of research funding under our Hedgehog agonist collaboration with Wyeth in February 2008 accounted for $149,000 of the decrease. We currently receive no research funding for our programs under past or current collaborations. As a result of the foregoing changes, we expect that our future research and development contract revenues will be limited to expenses that we incur on behalf of our collaborators for which the collaborator is obligated to reimburse us.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $4,147,000 to $6,000,000 in the three months ended March 31, 2009 from $1,853,000 for the same period in 2008. The increase is due to $6,000,000 in license revenue recognized for Genentech’s initiation of a pivotal Phase II basal cell carcinoma trial during the three months ended March 31, 2009, offset in part by a decrease of $1,750,000 in license revenue recognized from the sale and assignment of our remaining BMP assets to Stryker Corporation for the same prior year period.

Research and Development Expenses. Research and development expenses are summarized as follows:

			For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
Research and Development Program	Primary Indication	Collaborator	2009	2008
Hedgehog pathway inhibitor	Cancer	Genentech	$349,000	$20,000	1,645%

CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal	256,000	1,716,000	(85)%
CUDC-305 (Hsp90 inhibitor)	Cancer	Internal	1,106,000	—	100%
Other targeted cancer programs	Cancer	Internal	1,028,000	1,204,000	(15)%
Hedgehog agonist	Nervous system disorders/ cardiovascular disease	Wyeth	—	186,000	(100)%
Discovery research	Various	Various/internal	—	123,000	(100)%
Stock-based compensation	N/A		177,000	227,000	(22)%

Total research and development expense			$2,916,000	$3,476,000	(16)%

Our research and development expenses decreased by $560,000, or 16%, to $2,916,000 for the three months ended March 31, 2009 as compared to $3,476,000 for the same period in the prior year. This decrease is due to decreased spending on our targeted cancer drug development platform programs as well as on our Hedgehog agonist program with Wyeth, which terminated in February 2008. Our spending on our lead targeted cancer development candidate, CUDC-101, which was selected in March 2007 has decreased by $1,460,000 when compared to the same prior year period. Offsetting this decrease was an increase in spending on our CUDC-305 targeted cancer program from the prior year period as we continue to allocate resources to CUDC-305 in an effort to move this candidate toward an IND filing and clinical development. We expect that our targeted cancer programs will consist of a majority of our ongoing research and development expenses for the foreseeable future.

During the three months ended March 31, 2009, we also incurred expenses of $349,000 related to our Hedgehog pathway inhibitor program as compared to $20,000 during the three months ended March 31, 2008, an increase of $329,000. The first quarter 2009 expenses were primarily related to $300,000 in sublicense payments that we were required to make as a result of the $6,000,000 that we received from Genentech for the achievement of a clinical development objective during the quarter. We did not incur such expenses during the same prior year period. We expect that future research and development expenses related to our Hedgehog pathway inhibitor program will continue to fluctuate and be incurred primarily as a result of our receipt of future payments under this collaboration.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2009	2008
Personnel	$518,000	$719,000	(28)%
Occupancy and depreciation	90,000	91,000	(1)%
Legal services	538,000	371,000	45%
Professional and consulting services	312,000	325,000	(4)%
Insurance costs	75,000	98,000	(23)%
Other general and administrative expenses	140,000	286,000	(51)%
Stock-based compensation	422,000	525,000	(20)%

Total general and administrative expenses	$2,095,000	$2,415,000	(13)%

General and administrative expenses decreased by $320,000, or 13%, to $2,095,000 for the three months ended March 31, 2009 as compared to $2,415,000 for the same period in the prior year primarily due to decreased spending for personnel, insurance and other administrative expenses. Offsetting these decreases, fees for legal services increased $167,000 during the three months ended March 31, 2009 as compared to the same period in the prior year, primarily due to costs associated with foreign patent applications. We expect that our patent costs will continue to fluctuate from quarter-to-quarter in the future. In addition, stock-based compensation expense decreased by $103,000 in the three months ended March 31, 2009 as compared to the same period in the prior year as a result of a decline in the grant date fair values of stock options expensed in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $30,003,000, excluding restricted long-term investments of $210,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During 2008, we began incurring clinical costs associated with our phase I trial of CUDC-101. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our targeted cancer drug candidates reach clinical trials.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. As a result of the conclusion of all research funding, the majority of our research and development effort and expense has shifted from our programs that were funded under collaborations relating to the Hedgehog pathway and various discovery and preclinical programs to the development of our targeted cancer programs, particularly for our lead targeted cancer drug candidate, CUDC-101, and CUDC-305, which is currently being evaluated in IND-enabling studies.

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

In general, our only source of cash flows from operations for the foreseeable future will be from up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and royalty payments that are contingent upon the successful commercialization of any products based upon collaborations. The timing of or entrance into any new collaboration agreements and any contingent cash payments under our existing collaboration agreements with Genentech are not assured, cannot be easily predicted and may vary significantly from quarter to quarter.

Net cash provided by operating activities was $1,201,000 for the three-month period ended March 31, 2009 as compared to net cash used of $5,977,000 for the three-month period ended March 31, 2008. Cash provided by operating activities during the three-month period ended March 31, 2009 was primarily the result of our net income for the period of $1,125,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2009, including a decrease of $676,000 in our accounts payable and accrued liabilities and an increase of $109,000 in prepaids and other assets. Offsetting these uses of operating cash was noncash stock-based compensation expense of $599,000 and depreciation of $191,000.

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $1,569,000 for the three-month period ended March 31, 2009 resulting principally from $1,562,000 in net investment purchases for the period. Investing activities provided cash of $5,062,000 for the three-month period ended March 31, 2008 principally from $5,096,000 in net investment sales during the period. We currently do not expect to undertake any significant capital projects during 2009.

There were no cash flows from financing activities for the three-month period ended March 31, 2009. Financing activities used cash of approximately $241,000 for the three-month period ended March 31, 2008, resulting from repayment of $308,000 on our notes with the Boston Private Bank & Trust Company, which were fully repaid and canceled in April 2008.

We anticipate that existing capital resources at March 31, 2009 should enable us to maintain current and planned operations into the second half of 2010. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond into the second half of 2010 is dependent upon, among other things, the success of our collaborations, our ability to control our cash burn rate and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. Due to our significant long-term capital requirements, we intend to seek to raise funds through the sale of debt or equity securities when conditions are favorable, even if we do not have an immediate need for additional capital at such time. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult or impossible, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. See “Part II, Item 1A—Risk Factors,” for a further discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2009.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” set forth in our Annual Report on form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

As of March 31, 2009, we had an accumulated deficit of approximately $706,846,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop products that we can commercialize and we expect to incur substantial operating losses for the foreseeable future. Our failure to become and remain profitable would be likely to depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2009 should enable us to maintain current and planned operations into the second half of 2010. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including the currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of such a financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

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

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2009, we had $30,003,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

•

Genentech may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. For example, during the first quarter of 2009, Roche Holdings Ltd. completed its acquisition of Genentech. This merger with Roche could divert the attention of Genentech’s management and adversely affect Genentech’s ability to retain and motivate key personnel who are important to the continued development of the programs under our collaboration. In addition, the third-party could determine to reprioritize Genentech’s development programs such that it ceases to diligently pursue the development of our programs; and/or cause the collaboration with us to terminate.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our targeted cancer drug programs. For example, we are currently seeking to enter into corporate collaborations for CUDC-101 and CUDC-305, the most advanced drug candidates from these programs. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101, CUDC-305 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101, CUDC-305 or any future programs, the clinical development of these programs could be significantly delayed and our future prospects may be adversely affected and our stock price could decline.

The therapeutic efficacy of drug candidates under our targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101, CUDC-305 or any other future drug candidates that we may select from this program.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop proprietary single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from this program for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, and CUDC-305, an orally available, synthetic small molecule inhibitor of Hsp90. In August 2008, we treated the first patient in a phase I trial of CUDC-101, and we initiated IND-enabling studies of CUDC-305 in the second half of 2008.

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead product candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced basal cell carcinoma and two phase II clinical trials in other cancer indications. In addition, we are currently treating patients in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our drug candidates under development may not be successful. We, Genentech and any future collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

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

We expect to rely primarily on third parties for the performance and management of later-stage clinical trials and if such third parties fail to perform then we will not be able to successfully develop and commercialize drug candidates and grow our business.

We have very limited experience in conducting later-stage clinical trials. We expect to rely primarily on third parties to conduct at least our later-stage clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech under our existing collaboration agreements with Genentech and we expect that any future collaboration partners may similarly be fully responsible for conducting at least the later-stage clinical trials of drug candidates. In the near term, we expect to rely primarily on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, create and submit IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with the trial design. In addition, the FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we may in the future rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

If we and our current and potential future collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock could substantially decline.

We, Genentech and any potential future collaborative partners will be required to obtain regulatory approval in order to successfully advance our drug candidates through the clinic and prior to marketing and selling such products. The process of obtaining FDA and other required regulatory approvals is expensive and the time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We, our current collaborator, Genentech, and any potential future collaborators, may not achieve projected research and development goals in the time frames that we or they announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech has also made public statements regarding its expectations for the clinical development and potential commercial launch of GDC-0449 and may in the future make additional statements about its goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

We currently engage medicinal chemists in Shanghai, China, pursuant to a contract research agreement with a medicinal chemistry provider in Shanghai. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this quarterly report on Form 10-Q and as included in our annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on February 26, 2009.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices that are below the minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. Given the continued extraordinary market conditions, however, NASDAQ has suspended the rules requiring a minimum $1.00 closing bid price of publicly held shares. Enforcement of these rules is scheduled to resume on July 20, 2009. If in the future we fail to satisfy the NASDAQ Global

Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $1.94 and as low as $0.68 per share for the period January 1, 2008 through April 16, 2009. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of March 31, 2009, we had approximately 63.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on March 31, 2009 was 207,000 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of March 31, 2009, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

CURIS, INC.

Dated: May 5, 2009	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350