Form 10-Q
period 2009-06-30
CURIS INC
filed 2009-07-30
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 24, 2009, there were 66,440,444 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,465,922	$10,158,795
Marketable securities	20,374,274	18,694,200
Accounts receivable	39,643	107,341
Prepaid expenses and other current assets	340,335	373,373

Total current assets	27,220,174	29,333,709

Property and equipment, net	1,076,460	1,448,176
Long-term investment—restricted	210,007	210,007
Goodwill	8,982,000	8,982,000
Other assets	7,980	7,980

	$37,496,621	$39,981,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,477,484	$1,961,439
Accrued liabilities	694,299	624,462

Total current liabilities	2,171,783	2,585,901
Other long-term liabilities	85,687	171,375

Total liabilities	2,257,470	2,757,276

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 63,808,246 shares outstanding at June 30, 2009 and 63,653,698 shares outstanding at December 31, 2008	648,560	647,014
Additional paid-in capital	746,505,531	745,360,736
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(15,982)	(12,550)
Accumulated deficit	(711,027,163)	(707,970,836)
Accumulated other comprehensive income	19,479	91,506

Total stockholders’ equity	35,239,151	37,224,596

	$37,496,621	$39,981,872

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Research and development contracts	$63,263	$107,810	$100,390	$322,875
License fees	—	3,000,000	6,000,000	4,852,518

Total revenues	63,263	3,107,810	6,100,390	5,175,393

COSTS AND EXPENSES:
Research and development	2,281,067	3,200,683	5,197,126	6,676,495
General and administrative	2,029,854	2,124,809	4,124,928	4,540,303

Total costs and expenses	4,310,921	5,325,492	9,322,054	11,216,798

Loss from operations	(4,247,658)	(2,217,682)	(3,221,664)	(6,041,405)

OTHER INCOME (EXPENSE):
Interest income	66,272	250,374	165,337	641,109
Other income	—	2,796	—	8,927
Interest expense	—	(44)	—	(3,854)

Total other income, net	66,272	253,126	165,337	646,182

Net loss	$(4,181,386)	$(1,964,556)	$(3,056,327)	$(5,395,223)

Net loss per common share (basic and diluted)	$(0.07)	$(0.03)	$(0.05)	$(0.09)

Weighted average common shares (basic and diluted)	63,654,519	63,337,647	63,625,299	63,291,592

Net loss	$(4,181,386)	$(1,964,556)	$(3,056,327)	$(5,395,223)
Unrealized loss on marketable securities	(28,320)	(104,984)	(72,027)	(80,977)

Comprehensive loss	$(4,209,706)	$(2,069,540)	$(3,128,354)	$(5,476,200)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,056,327)	$(5,395,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,187	509,831
Stock-based compensation expense	1,015,706	1,280,403
Changes in operating assets and liabilities:
Accounts receivable	67,698	20,953
Prepaid expenses and other assets	33,038	159,379
Accounts payable and accrued liabilities	(499,806)	(1,905,107)
Deferred revenue	—	(1,852,518)

Total adjustments	(995,823)	(1,787,059)

Net cash used in operating activities	(2,060,504)	(7,182,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(19,054,967)	(19,432,567)
Sales of marketable securities	17,302,866	18,798,194
Purchases of property and equipment	(7,471)	(49,491)

Net cash used in investing activities	(1,759,572)	(683,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	127,203	169,186
Repayments of principal obligations under note payable	—	(401,213)

Net cash provided by (used in) financing activities	127,203	(232,027)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,692,873)	(8,098,173)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,158,795	17,396,599

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,465,922	$9,298,426

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new or better technological innovations, dependence on key personnel, its ability to protect proprietary technology, its ability to successfully advance discovery and preclinical stage drug candidates in its internally funded programs, unproven technologies and drug development approaches, reliance on its corporate collaborator Genentech to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations through corporate collaborations, sales of equity or otherwise.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at June 30, 2009, together with $2,700,000 in proceeds received by the Company from the exercise by a warrant holder of two warrants on July 7, 2009 (see Note 10), should enable it to maintain current and planned operations into the fourth quarter of 2010. The Company’s ability to continue funding its planned operations is dependent upon, among other things, payments it may receive from Genentech upon the achievement of development objectives, if any, its ability to manage its expenses and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2009 and the results of operations and cash flows for the three- and six-month periods ended June 30, 2009 and 2008. The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically provide for the Company’s licensees and collaborators to agree to make non-refundable license fees, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives and royalties on product sales if any products are successfully commercialized. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on February 26, 2009.

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the accompanying Consolidated Balance Sheets. Amounts not expected to be recognized during the twelve-month period ended June 30, 2010 would be classified as long-term deferred revenue. As of June 30, 2009 and December 31, 2008, the Company had no deferred revenue related to its collaborations.

4.	Genentech, Inc. Hedgehog Pathway Inhibitor Collaboration

In March 2009 and in May 2008, the Company received payments of $6,000,000 and $3,000,000, respectively, from Genentech under the parties’ June 2003 Hedgehog pathway inhibitor collaboration for the achievement of certain clinical development objectives related to GDC-0449, which is the lead drug candidate in development under this collaboration. The Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the six months ended June 30, 2009 and 2008, respectively, because the Company has no ongoing material performance obligations under the collaboration.

5.	Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS No. 157) for its financial assets and liabilities. On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (FSP No. 157-2), which permitted the deferral of the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company also adopted FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP No. 107-1), which amends SFAS No. 157 to require disclosures about fair value of financial instruments for interim reporting periods as of June 30, 2009. The adoption of SFAS No. 157, FSP No. 157-2 and FSP No. 107-1 has not had a material impact on the Company’s financial position or results of operations.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash and cash equivalents, investments in marketable securities, and a long-term restricted investment. As of June 30, 2009, the Company held cash equivalents and marketable securities of $5,359,000 and $20,331,000, respectively. The Company’s marketable securities are investments with original maturities of greater than three months, but less than twelve months, and consist of commercial paper, corporate debt securities, and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

The long-term restricted investment of $210,000 as of June 30, 2009 was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at June 30, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at June 30, 2009.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Accrued compensation	$276,000	$111,000
Professional fees	118,000	137,000
Facility-related costs	193,000	262,000
Other	107,000	114,000

Total	$694,000	$624,000

7.	Accounting for Stock-Based Compensation

As of June 30, 2009, the Company had three shareholder-approved, share-based compensation plans: the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Director Stock Option Plan (the 2000 Director Plan) and the 2000 Employee Stock Purchase Plan (the ESPP). For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission on February 26, 2009.

During the six months ended June 30, 2009, the Company’s board of directors granted options to purchase 1,010,000 shares of the Company’s common stock to officers and employees of the Company under the 2000 Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the six months ended June 30, 2009, the Company’s board of directors also granted options to its non-employee directors to purchase 175,000 shares of common stock under the 2000 Plan and options to purchase 45,000 shares of common stock under the 2000 Director Plan. All of these options were fully vested on the grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market for the grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model when applying the provisions of SFAS 123(R), Share-Based Payment (SFAS 123(R)). The Company calculated the value of employee options awarded during the six months ended June 30, 2009 and 2008 using the Black-Scholes valuation model based on the assumptions noted in the following table:

	For the six months ended June 30,
	2009	2008
Expected term (years)—Employees	6	6
Expected term (years)—Directors	6	7
Risk-free interest rate	2.1-2.3%	3.0-3.4%
Volatility	82%	87-93%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2009 was $1,990,000, of which $834,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2009 and 2008 were $0.76 and $1.08, respectively. As of June 30, 2009, there was approximately $2,700,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 Plan and 2000 Director Plan that is expected to be recognized as expense over a weighted average period of 2.83 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2009 and 2008 were $6,000 and $34,000, respectively. The total fair values of vested stock options for the six months ended June 30, 2009 and 2008 were $1,061,000 and $1,424,000, respectively.

During the six-month periods ended June 30, 2009 and 2008, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model based on the following assumptions:

	For the six months ended June 30,
	2009	2008
Compensation expense recognized under ESPP	$42,000	$41,000
Expected term	6 months	6 months
Risk-free interest rate	0.3%	1.91%
Volatility	70%	75%
Dividends	None	None

Stock-based compensation for employees, including expense related to the ESPP, for the three and six months ended June 30, 2009 and 2008 was calculated using the above assumptions and has been included in the Company’s results of operations. The Company recorded $403,000 and $975,000 in compensation expense for the three and six months ended June 30, 2009, respectively, and $515,000 and $1,239,000 in compensation expense for the three and six months ended June 30, 2008, respectively, related to employee stock-based compensation. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreement, any unvested options will be cancelled. Options issued to non-employees are marked-to-market until they vest, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $13,000 and $41,000 related to non-employee stock options for each of the three and six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had recorded $16,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2009 and 2008, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Research and development expenses	$161,000	$171,000	$338,000	$397,000
General and administrative expenses	255,000	357,000	678,000	883,000

Total stock-based compensation expense	$416,000	$528,000	$1,016,000	$1,280,000

The table below summarizes options outstanding and exercisable under the 2000 Plan and the 2000 Director Plan at June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.56 - $ 1.09	2,029,844	8.58	$1.00	727,988	$0.98
1.20 - 1.39	2,261,001	7.82	1.38	1,095,336	1.38
1.43 - 1.57	2,840,907	6.66	1.50	1,921,462	1.52
1.67 - 3.85	2,317,671	3.71	2.83	2,284,358	2.85
3.90 - 14.50	1,957,502	4.25	5.93	1,935,840	5.95
15.19 - 29.26	37,564	1.21	17.43	37,564	17.43

	11,444,489	6.20	$2.47	8,002,548	$2.98

8.	Basic and Diluted Loss Per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan; all of which are weighted based on the number of days outstanding during the respective reporting period. Antidilutive securities as of June 30, 2009 and 2008, respectively, are as follows.

	For the six months ended June 30,
	2009	2008
Weighted average stock options outstanding	10,492,877	9,781,806
Weighted average warrants outstanding	5,322,361	6,399,271

Total antidilutive securities	15,815,238	16,181,077

9.	Related Party Transactions

Pursuant to a scientific advisory and consulting agreement dated September 14, 2006 with Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, the Company incurred $6,000 and $13,000 in related consulting expenses in its Consolidated Statement of Operations for each of the three- and six-month periods ended June 30, 2009 and 2008, respectively. The consulting agreement extends through September 2011, unless terminated earlier in accordance with its terms.

10.	Subsequent Events

In May 2009, FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued,” and is applicable to the accounting for and disclosure of subsequent events not addressed in other GAAP. Subsequent events are either recognized or nonrecognized. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before the financial statements are issued or are available to be issued.

The Company evaluated subsequent events through the issuance date of its financial statements, or July 30, 2009. The following subsequent event was not recognized in the financial statements as of June 30, 2009:

On July 7, 2009, a warrant holder exercised two warrants to purchase an aggregate of 2,632,198 shares of the Company’s common stock at a purchase price of $1.02 per share, providing approximately $2,700,000 in cash proceeds to the Company. These warrants were originally issued in connection with the Company’s August 2007 private placement of 13,631,022 shares of its common stock and warrants to purchase 4,770,859 shares of its common stock.

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

Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a wholly-owned member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are responsible for the clinical development and commercialization of GDC-0449, and we are eligible to receive payments under the collaboration assuming the successful achievement by Genentech of specified regulatory objectives, and we are also eligible for a royalty on product sales of any products that are successfully commercialized and sold by Genentech.

Genentech is currently directly overseeing three ongoing clinical trials of GDC-0449, including a pivotal Phase II trial in advanced basal cell carcinoma, or BCC, that Genentech initiated in February 2009. In addition, Genentech initiated Phase II clinical trials in metastatic colorectal cancer and in advanced ovarian cancer in 2008. The progression of this molecule represents an important source of non-dilutive capital for us, as we have received a total of $12,000,000 for the initiation of these clinical trials.

In the pivotal Phase II clinical trial of GDC-0449, Genentech and Roche will evaluate approximately 100 patients with locally advanced or metastatic BCC in a global trial. This trial represents a significant development milestone for GDC-0449 in locally advanced and metastatic BCC and builds upon the strong phase I safety and efficacy data demonstrated by the drug, which showed clinical benefit in a substantial proportion of advanced BCC patients. We believe that advanced BCC represents a fast-to-market opportunity that could enable first market entry for a compound that inhibits the Hedgehog signaling pathway.

In July 2009, Roche provided an update on GDC-0449 in which it stated that GDC-0449 was one of 10 new molecular entities that is in registrational studies within Roche. Roche further indicated that, pending the successful outcome of the ongoing pivotal study, it expected to file for regulatory approvals in the U.S. and Europe for GDC-0449 in advanced basal cell carcinoma in 2011.

GDC-0449 also is undergoing phase II clinical testing in colorectal and advanced ovarian cancer indications. Genentech has indicated that if the proof-of-concept data from the colorectal or ovarian cancer trials are positive, Genentech and Roche could consider a rapid expansion of development for the compound in several additional cancer indications. Genentech previously indicated that these data are expected in late 2010. In July, Roche provided further updates on this program including that Genentech had completed enrollment of the GDC-0449 Phase II clinical trial in metastatic colorectal cancer during the second quarter of 2009. Roche further stated that, pending the successful outcome of current and future clinical trials, it would file for regulatory approval in the U.S. and Europe in 2012 for the metastatic colorectal cancer and advanced ovarian indications.

In addition to the three ongoing clinical trials that Genentech is conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship during the first quarter of 2009 that allows the NCI to explore GDC-0449 in additional cancer indications that are not presently being evaluated by Genentech. Under this arrangement with NCI, third-party investigators began enrolling patients in separate phase I clinical trials that are designed to evaluate dose and safety of GDC-0449 in pediatric and adult patients with medulloblastoma. In addition to this trial, a Phase I clinical trial in pancreatic cancer patients was also initiated and a randomized Phase II clinical trial in small cell lung cancer patients is planned for future initiation under this NCI arrangement.

Our internal drug development efforts are focused on our proprietary targeted cancer programs that target multiple signaling pathways. We believe that this approach of targeting multiple nodes in various signaling pathway networks may provide a better therapeutic effect than many of the targeted cancer drugs currently marketed or in development.

Our lead candidate from these programs is CUDC-101, a small molecule that is currently in a dose escalating phase I clinical trial and is designed to target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR and human epidermal growth factor receptor 2, or Her2. We have treated 17 patients to-date in this study and estimate that we will establish our maximum tolerated dose and complete this dose escalation study during the second half of 2009.

In addition to CUDC-101, we are progressing our preclinical development of CUDC-305, a Heat Shock Protein 90, or Hsp90, inhibitor. We are involved in collaboration discussions regarding this molecule and anticipate that we will enter into a collaboration or license agreement for CUDC-305 in 2009. We expect that either we or a collaborator would file an investigational new drug application, or IND, for this molecule during the second half of 2009.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our strategic collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have an accumulated deficit of $711,027,000 as of June 30, 2009. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

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

Our Research and Development Programs under Collaboration

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies and to an April 2005 collaboration with Genentech relating to the Wnt signaling pathway. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from our current collaborator, Genentech. We currently expect to incur only nominal research and development costs under our collaborations with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech, such as payments for the achievement of contractually defined clinical development and regulatory objectives and royalties on product sales, should they occur. For the six months ended June 30, 2009, we have incurred an aggregate of $300,000 in expenses related to such payments. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our collaboration of the Hedgehog pathway inhibitor program.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of June 30, 2009, together with the $2,700,000 in proceeds that we received upon a warrant holder’s exercise of two warrants in July 2009, should enable us to maintain our current and planned operations into the fourth quarter of 2010. Our ability to continue funding our planned operations is dependent upon the payments we may receive from Genentech upon the achievement of development objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We expect that our expenses associated with the clinical development of CUDC-101 and the IND-enabling studies underway for CUDC-305 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years. We expect that our reductions in general and administrative expenses will result in modest decreases in such expenses in future periods.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. We do not expect to generate any revenue from our sale of products for several years, if ever. Substantially all of our gross revenues to date have been derived from license fees, research and development payments, contingent cash payments on the achievement of development objectives and other amounts that we have received from our strategic collaborators and licensees.

We currently receive no research funding for our programs under collaboration with Genentech and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and royalty payments that are contingent upon the successful commercialization of any products based upon collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech can not be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense. Research and development expenses also include the costs of supplies and reagents, outside service costs including clinical research organizations and medicinal chemistry, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring only nominal research and development expenses under our collaborations with Genentech related to the maintenance of third-party licenses. For each contingent payment, if any, received under our collaborations with Genentech, we would be obligated to make payments to these third parties and recognize the related expense. Our research and development programs, both internal and under collaboration, are summarized in the following table:

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

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future NDA submission by Genentech. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I” means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under our Hedgehog pathway inhibitor collaboration with Genentech, a portion of which is reimbursed by Genentech and a portion of which is borne by us. As a result of previously-initiated efforts to reduce our spending in various general and administrative expense areas, including personnel, occupancy and legal services, among others, we expect that our general and administration expenses will decline modestly in future periods.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2008, which is on file with the Securities and Exchange Commission, or SEC. There have been no material changes to these critical accounting policies and estimates at June 30, 2009.

Results of Operations

Three-Month Periods Ended June 30, 2009 and June 30, 2008

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2009	2008
REVENUES:
Research and development contracts
Genentech	$59,000	$82,000	(28)%
Wyeth	—	14,000	(100)%
Other	4,000	12,000	(67)%

Subtotal	63,000	108,000	(42)%

License fees
Genentech	—	3,000,000	(100)%

Subtotal	—	3,000,000	(100)%

Total revenues	$63,000	$3,108,000	(98)%

Total revenues decreased by $3,045,000, or 98%, to $63,000 for the three months ended June 30, 2009 as compared to $3,108,000 for the same period in the prior year as a result of a decrease in recognized license fees. We recognized $3,000,000 in license fee revenue during the three months ended June 30, 2008 relating to the achievement of a developmental objective under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. We received no such payments during the quarter ended June 30, 2009.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2009	2008

Hedgehog pathway inhibitor	$50,000	$191,000	(74)%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	389,000	1,056,000	(63)%
CUDC-305 (Hsp90 inhibitor)	630,000	—	100%
Other targeted cancer programs	1,051,000	1,485,000	(29)%
Other targeted programs	—	298,000	(100)%
Stock-based compensation	161,000	171,000	(6)%

Total research and development expense	$2,281,000	$3,201,000	(29)%

Our research and development expenses decreased by $920,000, or 29%, to $2,281,000 for the three months ended June 30, 2009 as compared to $3,201,000 for the same period in the prior year. This decrease is due to our implementation of a plan to decrease spending in various research and development expense areas, particularly preclinical research. Spending reductions included decreases in contract medicinal chemistry and biology work that was being performed in China, and in personnel and occupancy costs.

Our spending relating to CUDC-101 has decreased by $667,000 when compared to the same prior year period. In addition, we reduced spending on other targeted programs by $732,000. Offsetting these decreases was an increase in spending relating to CUDC-305 from the prior year period, which was attributed to our selection of CUDC-305 as a development candidate in July 2008. We continue to allocate resources to CUDC-305 in an effort to move this candidate toward an IND filing in the third quarter of 2009. We expect that our targeted cancer programs will constitute a majority of our ongoing research and development expenses for the foreseeable future.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2009	2008
Personnel	$492,000	$729,000	(33)%
Occupancy and depreciation	87,000	99,000	(12)%
Legal services	705,000	324,000	118%
Consulting and professional services	229,000	270,000	(15)%
Insurance costs	75,000	96,000	(22)%
Other general and administrative expenses	187,000	249,000	(25)%
Stock-based compensation	255,000	358,000	(29)%

Total general and administrative expenses	$2,030,000	$2,125,000	(4)%

General and administrative expenses decreased by $95,000, or 4%, to $2,030,000 for the three months ended June 30, 2009 as compared to $2,125,000 for the same period in the prior year. This decrease was primarily due to decreased spending for personnel, consulting and stock-based compensation. Personnel costs decreased $237,000 for the three months ended June 30, 2009 as compared to the prior year period primarily due to amounts accrued in the 2008 period for bonuses and our 401(k) matching contribution that we have not accrued in the 2009 period. In the fourth quarter of 2008, we extended previously-initiated efforts to reduce our spending in various general and administrative expense areas, including personnel and occupancy costs. Stock-based compensation expense also decreased by $103,000 in the three months ended June 30, 2009 as compared to the same period in the prior year as a result of a decline in the grant date fair values of stock options expensed in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Offsetting these decreases, fees for legal services increased $381,000 during the three months ended June 30, 2009 as compared to the same period in the prior year, due to costs associated with foreign patent applications as well as corporate matters We expect that our corporate legal and patent costs will continue to fluctuate from quarter-to-quarter in the future.

Six-Month Periods Ended June 30, 2009 and June 30, 2008

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2009	2008
REVENUES:
Research and development contracts
Genentech	$96,000	$136,000	(29)%
Wyeth	—	163,000	(100)%
Other	4,000	24,000	(83)%

Subtotal	100,000	323,000	(69)%

License fees
Genentech	6,000,000	3,000,000	100%
Wyeth	—	102,000	(100)%
Stryker	—	1,750,000	(100)%

Subtotal	6,000,000	4,852,000	24%

Total revenues	$6,100,000	$5,175,000	18%

Total revenues increased by $925,000, or 18%, to $6,100,000 for the six months ended June 30, 2009 as compared to $5,175,000 for the same period in the prior year. Research and development contracts decreased $223,000 as research funding concluded under our Hedgehog agonist collaboration with Wyeth in February 2008. We currently receive no research funding for our programs under past or current collaborations. We expect that our future research and development contract revenues under our current collaborations with Genentech will be limited to expenses that we incur on behalf of Genentech for which Genentech is obligated to reimburse us.

Offsetting the decrease in research and development contract revenue, our license revenues increased by $1,148,000 to $6,000,000 for the six months ended June 30, 2009 from $4,852,000 for the same period in 2008. The increase is due to

$6,000,000 in license revenue recognized upon the achievement of certain development objectives under our June 2003 collaboration with Genentech during the six months ended June 30, 2009, compared to $3,000,000 recognized during the same prior year period. This increase in license fees was offset in part by a decrease of $1,750,000 in license revenue recognized from the sale and assignment of our remaining bone morphogenetic protein assets to Stryker Corporation during the first quarter of 2008.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2009	2008

Hedgehog pathway inhibitor	$399,000	$211,000	89%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	645,000	2,772,000	(77)%
CUDC-305 (Hsp90 inhibitor)	1,736,000	—	100%
Other targeted cancer programs	2,079,000	2,688,000	(23)%
Other targeted programs	—	298,000	(100)%
Hedgehog agonist	—	186,000	(100)%
Discovery research	—	123,000	(100)%
Stock-based compensation	338,000	398,000	(15)%

Total research and development expense	$5,197,000	$6,676,000	(22)%

Our research and development expenses decreased by $1,479,000, or 22%, to $5,197,000 for the six months ended June 30, 2009 as compared to $6,676,000 for the same period in the prior year. This decrease is due to our implementation of a plan to decrease spending in various research and development expense areas, particularly preclinical research. Spending reductions included decreases in contract medicinal chemistry and biology work that was being performed in China, and in personnel and occupancy costs. In addition, our Hedgehog agonist program under collaboration with Wyeth concluded in February 2008.

Our spending relating to CUDC-101 has decreased by $2,127,000 when compared to the same prior year period. We incurred significant consulting and outside costs during the six months ended June 30, 2008 as we prepared the IND application for CUDC-101. These costs were not incurred during the first half of 2009. In addition, we reduced spending on other targeted programs by $907,000. Offsetting these decreases was an increase in spending relating to CUDC-305 from the prior year period. We selected CUDC-305 as a development candidate in July 2008 and expect to move this candidate toward an IND filing in the third quarter of 2009. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance our targeted cancer programs.

During the six months ended June 30, 2009, we also incurred expenses of $399,000 related to our Hedgehog pathway inhibitor program as compared to $211,000 during the same period in the prior year, an increase of $188,000. We paid $300,000 in sublicense payments relating to the $6,000,000 we received from Genentech for the achievement of a clinical development objective during the six months ended June 30, 2009, as compared to sublicense payments of $150,000 for the prior year period. We expect that future sublicense payment obligations related to our Hedgehog pathway inhibitor program will continue to fluctuate in relation to future payments under this collaboration.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2009	2008
Personnel	$1,009,000	$1,449,000	(30)%
Occupancy and depreciation	177,000	190,000	(7)%
Legal services	1,243,000	695,000	79%
Consulting and professional services	541,000	595,000	(9)%
Insurance costs	150,000	194,000	(23)%
Other general and administrative expenses	327,000	534,000	(39)%
Stock-based compensation	678,000	883,000	(23)%

Total general and administrative expenses	$4,125,000	$4,540,000	(9)%

General and administrative expenses decreased by $415,000, or 9%, to $4,125,000 for the six months ended June 30, 2009 as compared to $4,540,000 for the same period in the prior year. This decrease was primarily due to a decrease of $440,000 in personnel costs in the 2009 period as compared to the prior year period due to amounts accrued in the 2008 period for bonuses and our 401(k) matching contribution that we have not accrued in the 2009 period, as well as pay decreases for executive officers implemented in the fourth quarter of 2008. In addition, other general and administrative costs decreased by $207,000 as a result of lower travel costs and stock-based compensation decreased by $205,000 as a result of a decline in the grant date fair values of stock options expensed as well as fewer stock options, and related expense, awarded in the first half of 2009 compared to the prior year period.

Offsetting this decrease, legal services increased $548,000, primarily due to costs associated with foreign patent applications and corporate matters in the current year period.

Liquidity and Capital Resources

We have financed our operations primarily through receipt of license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $26,840,000, excluding restricted long-term investments of $210,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During 2008, we began incurring clinical costs associated with our phase I clinical trial of CUDC-101. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our targeted cancer drug candidates reach clinical trials.

To date, the primary source of our cash flows from operations has been payments received from our collaborators and licensors. As a result of the conclusion of all research funding commitments under our past and current collaborations, the majority of our research and development effort and expense has shifted from such programs to our targeted cancer programs, particularly CUDC-101 and CUDC-305.

We believe that our research and development expenses will increase in future periods in connection with our plans to continue phase I clinical testing of CUDC-101 and to progress CUDC-305 in preclinical testing toward an anticipated IND filing in the third quarter of 2009. We are actively seeking collaborators for our targeted cancer drug candidates, particularly CUDC-305, but have not yet consummated a transaction with any party. Our intention is to enter into a license or collaboration agreement with respect to CUDC-305 prior to initiation of phase I clinical testing. If we are unable to consummate such a transaction, we will consider our further development options for CUDC-305. Our ability to progress CUDC-305 would depend on a number of factors including our cash position and our ability to raise capital required to develop the program internally, among others.

In general, our only source of cash flows from operations for the foreseeable future is expected to be from:

•	up-front license payments and funded research and development that we may receive under new collaboration agreements, if any;

•	contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech; and

•	royalty payments that are contingent upon the successful commercialization of any products based upon such collaborations.

Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech can not be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Net cash used in operating activities was $2,060,000 for the six-month period ended June 30, 2009 as compared to $7,182,000 for the six-month period ended June 30, 2008. Cash used in operating activities during the six-month period ended June 30, 2009 was primarily the result of our net loss for the period of $3,056,000. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2009, including a decrease of $500,000 in our accounts payable and accrued liabilities. Offsetting these decreases were noncash items, including stock-based compensation expense of $1,016,000 and depreciation expense of $379,000.

Cash used in operating activities during the six-month period ended June 30, 2008 was primarily the result of our net loss for the period of $5,395,000. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2008, including a decrease in deferred revenue of $1,853,000 as a result of the recognition of the $1,750,000 license fee that we received in December 2007 under our BMP transaction with Stryker Corporation and a decrease of $1,905,000 in our accounts payable and accrued liabilities. Offsetting these decreases were noncash items, including stock-based compensation expense of $1,280,000 and depreciation expense of $510,000.

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $1,760,000 for the six-month period ended June 30, 2009 as compared to $684,000 in the six-month period ended June 30, 2008. Cash used by investing activities resulted principally from $1,752,000 in net investment purchases for the six months ended June 30, 2009 and $634,000 in net investment purchases for the six months ended June 30, 2008.

Financing activities provided cash of approximately $127,000 for the six-month period ended June 30, 2009, resulting from the exercise of stock options and purchases of common stock under our employee stock purchase plan. Financing activities used cash of approximately $232,000 for the six-month period ended June 30, 2008, resulting from repayment of $401,000 on our notes with the Boston Private Bank & Trust Company. This decrease in cash was offset by cash received of $169,000 upon the exercise of stock options and purchases under our employee stock purchase plan.

We anticipate that existing capital resources at June 30, 2009 together with the $2,700,000 in proceeds that we received upon exercise of warrants in July 2009 should fund our current and planned operations into the fourth quarter of 2010. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials, for the foreseeable future. Our ability to continue funding planned operations beyond the fourth quarter of 2010 is dependent upon, among other things, the receipt of further payments under our collaborations with Genentech, our ability to manage our expenses and our ability to raise additional funds through corporate collaborations, equity or debt financings, or from other sources of financing. We are seeking additional collaborative arrangements and also anticipate that we will seek to raise funds through one or more financing transactions, if conditions permit. If the current equity and credit markets deteriorate further, or do not improve, it may make our ability to successfully raise debt or equity financing more difficult, more costly, and the terms of any such transaction could result in significant dilution for our existing shareholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may experience a failure of its business, which could directly affect our ability to attain our operating goals. See “Part II, Item 1A—Risk Factors,” for a further discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2009.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, we expect to continue to incur substantial losses for the foreseeable future and we may never generate significant revenue or achieve profitability.

As of June 30, 2009, we had an accumulated deficit of approximately $711,027,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, whether alone or with a collaborator, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop products that we can commercialize and we expect to incur substantial operating losses for the foreseeable future. Our failure to become and remain profitable would be likely to depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at June 30, 2009 together with the $2,700,000 in proceeds that we received upon a warrant holder’s exercise of warrants to purchase shares of our common stock in July 2009 should enable us to maintain current and planned operations into the fourth quarter of 2010. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

At June 30, 2009, we had $26,840,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this quarterly report on Form 10-Q and as included in our annual report on Form 10-K, as previously filed with the SEC on February 26, 2009.

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

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog pathway technologies, and to use technologies in our research and development processes. Our most significant in-license agreements are with Harvard University and the Johns Hopkins University both alone and with the University of Washington, and Leland Stanford Junior University. Some of these license agreements impose various development, commercialization, funding, royalty, diligence, and other obligations on us, which provide that our failure to meet any agreed upon requirements may allow the licensor to terminate the agreement. Some of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize certain of our drug candidates. In addition, continued development and commercialization of our drug candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices that are below the minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. Given the continued extraordinary market conditions, however, NASDAQ has suspended the rules requiring a minimum $1.00 closing bid price of publicly held shares. Enforcement of these rules is scheduled to resume on August 3, 2009. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $1.94 and a low price of $0.68 per share for the period January 1, 2008 through July 24, 2009. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of June 30, 2009, we had approximately 63.8 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on June 30, 2009 was 544,000 shares. A more active public market for our common stock, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of June 30, 2009, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 37% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

At our annual meeting of stockholders held on June 3, 2009, the following matters were acted upon by our stockholders:

1.	The election of two Class I directors for the ensuing three years; and

2.	The ratification of our appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the annual meeting was 49,938,704. The results of the votes on each of the matters presented to the stockholders at our annual meeting are set forth below:

Matter	Votes for	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes

Election of Directors:
James R. McNab, Jr.	49,320,964	617,740	—	—	—
James R. Tobin	43,419,442	6,519,262	—	—	—

Ratification of PricewaterhouseCoopers LLP	49,494,404	—	187,397	256,903	—

Our other directors, whose terms of office as directors continued after the annual meeting, are Susan B. Bayh, Joseph M. Davie, Martyn D. Greenacre, Kenneth I. Kaitin and Daniel R. Passeri.

Item 6.	EXHIBITS

The exhibits filed herewith or incorporated by reference are set forth on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: July 30, 2009	By:	/S/ MICHAEL P. GRAY
Michael P. Gray
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350