Form 10-K/A
period 2008-12-31
CURIS INC
filed 2009-11-13
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has filed a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, 14 of Part III of the Annual Report on Form 10-K, as amended.

EXPLANATORY NOTE

Curis, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the SEC on February 26, 2009 (the “Original 10-K”), for the purpose of: (1) amending Part III Item 12 thereof to include disclosure regarding securities authorized for issuance under equity compensation plans; and (2) amending and restating Part III Item 15(a)(3) “List of Exhibits” to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act, which are filed as exhibits with this 10-K/A.

This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosure contained in the Original 10-K.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,450,759	$2.67	4,376,856
Equity compensation plans not approved by security holders	—	—	—

Total	10,450,759	$2.67	4,376,856

Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Stock Incentive Plan is automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year.

The other information required by this Item 12 is set forth in our proxy statement for our 2009 annual meeting of stockholders under the heading Security Ownership of Certain Beneficial Owners and Management, which information is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) List of Exhibits. The list of Exhibits filed as a part of this annual report on Form 10-K as amended by this Amendment No. 1 is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

/S/ DANIEL R. PASSERI
Name:	Daniel R. Passeri
Title:	President and Chief Executive Officer

Date: November 13, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

3.4	Amendment to Amended and Restated By-laws of Curis, Inc.	8-K	09/24/07	3.1

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, dated as of September 18, 2007, between Curis and Daniel R. Passeri	8-K	09/24/07	10.1

#10.2	Amendment to Employment Agreement, dated as of October 31, 2006, to the employment agreement dated September 20, 2001, by and between Curis and Daniel R. Passeri	8-K	11/02/06	10.2

#10.3	Amendment to Employment Agreement, dated as of October 27, 2008, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri	10-Q	10/28/08	10.1

#10.4	Offer Letter, dated as December 10, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.5	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	8-K	11/02/06	10.3

#10.6	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	10-Q	10/28/08	10.2

#10.7	Offer Letter, dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.5

#10.8	Amendment to Offer Letter, dated as of May 10, 2002, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.6

#10.9	Amendment to Offer Letter, dated as of December 14, 2006, to the offer letter dated May 2, 2001, as amended on May 10, 2002, by and between Curis and Changgeng Qian	10-K	3/14/08	10.7

#10.10	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-Q	10/28/08	10.3

#10.11	Offer Letter, dated January 11, 2001, by and between Curis and Mark W. Noel	10-K	03/02/07	10.6

#10.12	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	8-K	11/02/06	10.4

#10.13	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	10-Q	10/28/08	10.4

#10.14	Offer Letter, dated as of July 25, 2002, between Curis and Mary Elizabeth Potthoff	10-K	03/01/04	10.5

#10.15	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated July 25, 2002, by and between Curis and Mary Elizabeth Potthoff	8-K	11/02/06	10.5

#10.16	Agreement and General Release, dated as of June 25, 2007, by and between Curis and Mary Elizabeth Potthoff	10-Q	07/31/07	10.1

#10.17	Consulting Agreement dated June 19, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	08/29/06	10.1

#10.18	First Amendment to Consulting Agreement, dated as of October 30, 2006, between Curis and Joseph M. Davie, Ph.D., M.D.	8-K	11/02/06	10.1

#10.19	Scientific Advisory Agreement dated September 14, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	09/19/06	10.2

#10.20	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.21	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors named on Schedule I thereto	10-Q	08/09/05	10.5

#10.22	Indemnification Agreement between Curis, Inc. and Dr. Stephen Carter, dated January 29, 2008	8-K	1/31/08	10.1

#10.23	Consulting Agreement dated May 11, 2007 by and between Curis and Dr. Stephen Carter.	10-K	3/14/08	10.19

#10.24	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.25	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.26	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.27	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.28	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.29	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

	Material contracts—Leases

10.30	Lease, dated November 16, 1995, as amended, between Ontogeny, Inc., Moulton Realty Corporation and the trustees of Moulton Realty Trust relating to the premises at 33 and 45 Moulton Street, Cambridge, Massachusetts	S-4 (333-32446)	03/14/00	10.42

10.31	Lease, dated March 15, 2001, between Curis and Moulton Realty Company relating to the premises at 61 Moulton Street, Cambridge, Massachusetts	10-K	03/30/01	10.3

10.32	Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	11/12/02	10.1

10.33	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	10/26/04	10.1

	Material contracts—Financing Agreements

10.34	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.18

10.35	Security Agreement, dated restated on September 23, 2004, between Curis and Boston Private Bank & Trust Company	10-K	03/15/05	10.19

10.36	Secured Non-Revolving Time Note, dated restated on September 23, 2004, made by Curis in favor of Boston Private Bank & Trust Company	10-K	03/15/05	10.20

10.37	Line of Credit Agreement for the Acquisition of Equipment and Leasehold Improvements, between Curis, Inc. and Boston Private Bank & Trust Company, dated as of June 9, 2005	8-K	06/15/05	10.1

10.38	Secured Non-Revolving Time Note, issued by Curis, Inc. to Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.2

10.39	Security Agreement (Equipment), between Curis, Inc. and Boston Private Bank & Trust Company, dated June 9, 2005	8-K	06/15/05	10.3

	Material contracts—License and Collaboration Agreements

†10.40	License Agreement, dated as of February 12, 1996, between Curis and Leland Stanford Junior University	S-4/A (333-32446)	06/02/00	10.43

†10.41	License Agreement, dated as of January 1, 1995 as amended on July 19, 1995 and August 30, 1996, between Ontogeny and The Trustees of Columbia University in the City of New York	S-4/A (333-32446)	04/03/00	10.45

†10.42	Amended and Restated License Agreement, dated June 1, 2003, between Curis, The Johns Hopkins University and University of Washington School of Medicine	10-K	03/01/04	10.23

†10.43	Amended and Restated License Agreement (2000), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.24

†10.44	Amended and Restated License Agreement (1995), dated June 10, 2003, between Curis and the President and Fellows of Harvard University	10-K	03/01/04	10.25

†10.45	Agreement, dated as of November 27, 2002, by and between Curis and Ortho Biotech Products, L.P.	8-K	12/09/02	10.1

†10.46	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

10.47	First Amendment to Collaborative Research, Development and License Agreement, effective December 10, 2004, between Curis and Genentech, Inc.	10-K	03/15/05	10.33

10.48	Second Amendment to Collaborative Research, Development and License Agreement between Curis and Genentech effective as of April 11, 2005	8-K	04/19/05	99.1

†10.49	Drug Discovery and Collaboration Agreement dated April 1, 2005 by and between Curis, Inc. and Genentech, Inc.	10-Q	4/29/05	10.1

†10.50	Collaboration, Research and License Agreement, dated January 12, 2004, between Curis and Wyeth	10-K	03/01/04	10.29

†10.51	Collaboration, Research and License Agreement dated September 18, 2005 by and between Curis, Inc. and Procter & Gamble Company	10-Q	11/14/05	10.1

	Material contracts—Miscellaneous

10.52	Termination Agreement and Amendments to Finance Documents, dated May 16, 2003, between Elan Corporation, PLC, Neuralab Limited, Elan International Services, LTD, Elan Pharma International Limited, Curis, Inc. and Curis Newco, LTD	8-K	06/03/03	10.1

10.53	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

10.54	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

10.55	Common Stock Purchase and Registration Rights Agreement, dated January 9, 2004, between Curis and Wyeth	10-K	03/01/04	10.34

10.56	Form of Common Stock and Warrant Purchase Agreement, dated August 11, 2003, entered into by Curis and certain investors, together with a schedule of such investors and the material details of each such agreement	10-Q	11/12/03	10.1

10.57	Form of Stock Purchase Agreement, dated as of October 12, 2004, entered into by Curis and each of the purchasers, together with a schedule of purchasers who are parties thereto	8-K	10/14/04	10.1

10.58	Common Stock Purchase Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Common Stock Purchase Agreement and Waiver, dated August 7, 2007	8-K	08/09/07	10.1

10.59	Common Stock Purchase Agreement, dated as of August 7, 2007, by and among the Company and the Purchasers (as defined therein)	8-K	08/09/07	10.2

10.60	Registration Rights Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Registration Rights Agreement, dated August 7, 2007	8-K	08/09/07	10.3

10.61	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 6, 2007, as amended on August 7, 2007	8-K	08/09/07	10.4

10.62	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 7, 2007	8-K	08/09/07	10.5

	Code of Conduct

14	Code of Business Conduct and Ethics	10-K	03/01/04	14

	Additional Exhibits

21	Subsidiaries of Curis	10-K	02/26/09

23.1	Consent of PricewaterhouseCoopers LLP	10-K	02/26/09

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	10-K	02/26/09

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	10-K	02/26/09

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	10-K	02/26/09

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	10-K	02/26/09

32.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350			X

32.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350			X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.