Form 10-K
period 2009-12-31
CURIS INC
filed 2010-03-03
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2009 was approximately $68,506,000.

As of February 26, 2010, there were 75,559,319 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 3, 2010, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2009 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause Curis’ financial, operating and business results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation any expectations of revenue, expenses, earnings or losses from operations, or other financial results; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans, timelines and anticipated results; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Item 1A-Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. Biological signaling pathways, also referred to as signaling pathways, are prominent regulators of specific tissue and organ formation during prenatal development and are used by the body throughout life to repair and regulate human tissue. The ability to modulate certain signaling pathways is of great interest to biotechnology and pharmaceutical companies as many diseases and disorders, including many cancers, are now known to be associated with components of these signaling pathways. We are building upon our experience in modulating signaling pathways, including the Hedgehog signaling pathway, in our effort to develop our targeted cancer therapies. We conduct our research programs both internally and through strategic collaborations.

Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a wholly-owned member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. The Hedgehog pathway is normally active during embroyonic development and regulates tissue and organ formation. Malignant activation of the hedgehog pathway is believed to play a central role in the proliferation and survival of certain cancer cells, including in basal cell carcinoma, or BCC, as well as colorectal, ovarian, small cell lung, pancreatic and breast cancers among others. Genentech and Roche are currently conducting three clinical trials of GDC-0449, including a pivotal phase II trial in advanced BCC that was initiated in February 2009 and two phase II clinical trials of GDC-0449, in metastatic colorectal cancer and in advanced ovarian cancer, which were initiated in 2008.

In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional potential cancer indications. Under this arrangement with NCI, third-party investigators began enrolling patients in a phase I clinical trial that is designed to evaluate dose and safety of GDC-0449 in young patients with medulloblastoma and a phase II clinical trial to test the molecule in adult medulloblastoma patients. A phase I clinical trial in pancreatic cancer patients and randomized phase II clinical trials in small cell lung cancer and advanced stomach or gastroesophageal junction cancer patients were also initiated and an additional phase II study is planned in glioblastoma multiforme patients under this NCI arrangement.

Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome has been initiated.

Our internal drug development efforts are focused on our targeted cancer programs that seek to inhibit multiple signaling pathways simultaneously. We believe that this approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since we believe that we are disrupting the cancer network environment in several additional important targets when compared to other cancer drugs.

Our lead candidate from these programs is CUDC-101, a small molecule compound that is currently in a dose escalation phase I clinical trial and is the first-in-class compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. We have treated 25 patients to date in this study and estimate that we will establish and confirm our maximum tolerated dose and complete this dose escalation study in the first half of 2010. We also expect that we will select another molecule from our preclinical portfolio as a development candidate in 2010.

In July 2008, we selected CUDC-305 as a development candidate from our targeted cancer programs. CUDC-305 was developed as a heat shock protein 90, or Hsp90, inhibitor. Hsp90 is a molecular chaperone protein that plays a role in cell signaling and it is believed that Hsp90 plays a significant role in the proliferation of cancer cells. In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm S.A., a Swiss pharmaceutical development company, or Debiopharm. CUDC-305 has been renamed Debio 0932 by Debiopharm. Debiopharm assumed all future development responsibility and will incur all future costs related to the development, registration and commercialization of products under the agreement, including Debio 0932. Debiopharm plans to open a phase I clinical trial evaluating the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma during the second quarter of 2010.

Product Development Programs

We are developing drug candidates designed to treat cancer. Our product development initiatives, described in the chart below, are being pursued using our internal resources or through our collaborations with Genentech and Debiopharm. We believe that our collaborators provide significant additional resources and clinical development expertise to our programs. In addition, under these collaborations our collaborators have agreed to pay us contingent cash payments assuming the achievement of development and regulatory objectives and royalties on future product sales, if any.

The table below summarizes our current research and development programs, including the current development status of each program.

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor Program
- GDC-0449 - GDC-0449 - GDC-0449	Advanced BCC Metastatic colorectal cancer Advanced ovarian cancer	Genentech Genentech Genentech	Pivotal Phase II Phase II Phase II

Targeted Cancer Programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	CTA Accepted
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future new drug application, or NDA, submission by

Genentech, or Roche. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I” means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “CTA Accepted” means that French regulatory authorities have accepted the clinical trial application filed by Debiopharm to begin phase I clinical trials in Europe. “Preclinical” means we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the year ended December 31, 2009, Genentech and Debiopharm accounted for substantially all of our revenue, as follows: Genentech, $6,229,000, or 73%, and Debiopharm, $2,199,000, or 26%. For the year ended December 31, 2008, Genentech and Stryker Corporation, the assignee of our Bone Morphogenetic Protein assets, accounted for substantially all of our revenue, as follows: Genentech, $6,282,000, or 75%, and Stryker, $1,750,000, or 21%. For the year ended December 31, 2007, Genentech and our former collaborators Wyeth Pharmaceuticals and Procter & Gamble, accounted for substantially all of our revenue, as follows: Genentech, $12,408,000, or 76%; Wyeth, $1,968,000, or 12%; and Procter & Gamble, $1,878,000, or 11%.

Hedgehog Pathway Inhibitor Program

The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation by directly promoting cell division in specific cell types, and by activating other secondary signaling pathways that control the synthesis of growth factors and angiogenic (blood vessel-forming) factors. Malignant activation of the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of cancer cells, including basal cell carcinoma and medulloblastoma as well as colorectal, ovarian, pancreatic, small cell lung and breast cancers, among others.

Our Hedgehog pathway inhibitor technologies represent our most advanced program and are being developed in various cancer indications under a June 2003 collaboration agreement with Genentech. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are responsible for the clinical development and commercialization of GDC-0449 and are currently conducting three clinical trials of GDC-0449, including a pivotal phase II trial in advanced BCC that was initiated in February 2009.

Advanced Basal Cell Carcinoma. In the pivotal phase II clinical trial of GDC-0449, approximately 100 patients with locally advanced or metastatic BCC will be evaluated in a single-arm, two-cohort global clinical trial. One cohort includes all patients with histologically-confirmed, RECIST measurable metastatic BCC. The second cohort includes histologically-confirmed locally advanced BCC that is considered inoperable by the treating physician. All patients will receive a daily oral dose of GDC-0449. The primary endpoint in this study is to measure patient response to GDC-0449 therapy. There is currently no standard of care for patients with these types of BCC and, pending a successful outcome of the ongoing pivotal study, Roche projects that an NDA submission for GDC-0449 in advanced BCC could occur in 2011.

Standard Response Evaluation Criteria in Solid Tumors, or RECIST, defines disease progression and tumor response based on the sum of the longest diameters of a set of target tumor lesions identified when the patient enters the trial, which we refer to as baseline. A 20% or greater increase in the sum of diameters in target lesions, or unequivocal progression in non-target lesions, or the appearance of a new lesion, is defined as disease progression. A reduction in the sum of the diameters of at least 30% as compared to baseline is defined as a partial response. A complete disappearance of target and non-target lesions, and the normalization of any tumor markers, constitutes a complete response. Both partial and complete responses must be confirmed by repeat assessments at least four weeks after the partial or complete response was first documented. Stable disease refers to patients who exhibit neither response nor disease progression. Objective response rate is typically defined as the sum of the partial and complete response rates.

This pivotal phase II clinical trial represents a significant development milestone for GDC-0449 in locally advanced and metastatic BCC and seeks to build upon the encouraging phase I safety and efficacy data demonstrated by the drug, which was highlighted in a September 2009 New England Journal of Medicine article published by the phase I study investigators. This article reported data on 33 advanced BCC patients that were treated in the phase I clinical trial. Of these patients, 18, or 55%, responded to GDC-0449 including two complete responses and 16 partial responses. Of the remaining 15 patients, 11 patients had stable disease as a best response and four patients had progressive disease. At the time of the data cut-off for the article, the median time on study and the median duration of response for these patients was 9.8 and 8.8 months, respectively, with 19 patients still on study.

GDC-0449 demonstrated good tolerability in the phase I patients, with no dose limiting toxicities and no Grade 5, or fatal, adverse events observed. There also were no Grade 4, or life threatening, adverse events observed related to the study drug. There were several Grade 3, or severe, adverse events observed including, fatigue (n=4), hyponatremia (n=2), weight loss (n=2) and dyspnea (n=2). In addition, single instances of Grade 3 adverse events included muscles spasm, atrial fibrillation, aspiration, back pain, corneal abrasian, dehydration, keratitis, lymphopenia, pneumonia, urinary tract infection, a prolonged QT interval, increased serum alkaline phosphatase and increased serum potassium. Grade 1, or mild, and Grade 2, or moderate, adverse events included muscle spasms, dysguesia (altered taste sensation), anorexia, weight decrease, hypocalcemia and dyspepsia. GDC-0449 demonstrated a favorable pharmacokinetic and pharmacodynamic profile with a median steady-state plasma concentration of 16.1 micromole. The median time to reach this steady-state level was 14 days. Dose escalation from 150 mg to 270 mg did not result in higher total plasma concentrations of GDC-0449 and as a result, Genentech has selected a daily dose of 150 mg for the ongoing phase II clinical trials.

Genentech is also conducting phase II clinical trials of GDC-0449 in colorectal and advanced ovarian cancer.

Metastatic Colorectal Cancer.    In May 2008, Genentech initiated a phase II clinical trial of GDC-0449 in metastatic colorectal cancer. GDC-0449 is being evaluated in this study in approximately 150 patients with metastatic colorectal cancer in combination with the current standard of care in a randomized, placebo-controlled, double-blind phase II trial. Patients receive either a FOLFOX or FOLFIRI chemotherapy regimen in combination with Avastin and are randomized to receive GDC-0449 or a placebo. The primary objective of the trial is to measure the period of progression-free survival from randomization to disease progression or death. Secondary outcome measures include the measurement of Hedgehog protein expression in archival tissue and tracking of adverse events. This study completed enrollment in the second quarter of 2009.

Advanced Ovarian Cancer.    In December 2008, Genentech initiated a phase II clinical trial of GDC-0449 as a maintenance therapy for advanced ovarian cancer patients. GDC-0449 is being evaluated in this study in approximately 100 patients with ovarian cancer in second or third complete remission in a randomized, placebo-controlled, double-blind, multi-center phase II clinical trial. Patients are randomized in a 1:1 ratio to receive either GDC-0449 or placebo and are stratified based on whether their cancer is in a second or third complete remission. The primary endpoint of the trial is progression-free survival. Secondary outcome measures include overall survival, measurement of Hedgehog ligand expression in archival tissue and number and attribution of adverse events. We believe that there is a significant unmet treatment need for patients with relapsed ovarian cancer. While many advanced ovarian cancer patients initially experience clinical remission with current therapies, the disease recurs for most patients. Genentech designed this phase II clinical trial to investigate if GDC-0449 may help delay tumor re-growth following clinical remission of cancer after second-line chemotherapy treatment for recurrent disease. This study completed enrollment in the fourth quarter of 2009. This is the final phase II development objective under this collaboration for which we are eligible for compensation.

Other GDC-0449 Clinical Studies.    In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional potential cancer indications. Under this arrangement with NCI, third-party investigators began enrolling patients in a phase I clinical trial that is designed to evaluate dose and safety of GDC-0449 in young patients with medulloblastoma and a phase II trial to test the molecule in adult medulloblastoma patients. A phase I clinical trial in pancreatic cancer patients and randomized phase II clinical trials in small cell lung cancer and advanced stomach or gastroesophageal junction cancer patients were also initiated and an additional phase II study is planned in glioblastoma multiforme patients under this NCI arrangement. Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome has been initiated.

Under the terms of the June 2003 agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors for human therapeutic applications, including cancer therapy. We had responsibilities to perform certain funded preclinical research activities through December 2006. In November 2008, Genentech granted a sublicense to F. Hoffmann-LaRoche, Ltd (Roche) for non-U.S. rights to GDC-0449. Roche received this sublicense pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. In February 2010, we announced that Chugai Pharmaceutical Co., Ltd. had exercised its right of first refusal for the development and commercialization in Japan of GDC-0449 under an existing agreement with Roche.

Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech. We are eligible to receive up to $115,000,000 in contingent cash payments under the terms of our June 2003 collaboration for the development of GDC-0449 or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $18,000,000 to date, including $6,000,000 in 2009 upon Genentech’s initiation of its pivotal phase II clinical trial in advanced BCC and an aggregate of $6,000,000 in 2008 upon Genentech’s initiation of phase II clinical trials in metastatic colorectal cancer and metastatic ovarian cancer. We are also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, we are entitled to a mid-to-high single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low-to-mid single digit royalty.

Unless terminated earlier, the agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. The agreement may be terminated earlier, by either party for cause, upon sixty days prior written notice. In addition, Genentech may terminate the agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to have the right to receive clinical development and regulatory approval milestones and royalties on product sales for such licensed compound, if any. If we terminate the agreement for cause or Genentech terminates the agreement without cause, all licenses granted to Genentech automatically terminate and revert to us. In addition, Genentech has agreed that it will no longer conduct any development or commercialization activities on any compounds identified during the course of the agreement for so long as such compounds continue to be covered by valid patent claims.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. From the inception of our Genentech collaboration through December 31, 2009, we have made $900,000 in such payments.

Our Proprietary Targeted Cancer Programs

Over the past several years, targeted cancer drugs have been considered among the most promising cancer treatments for obtaining a therapeutic effect with less toxicity when compared with traditional chemotherapy, which, in addition to attacking cancerous cells, also tends to attack a broad range of healthy cells. A large body of published data shows cancers to have multiple, intersecting signaling pathways that support survival, growth, and invasion. Targeting only one or two of these pathways with single-targeted agents has generally only led to modest improvements to existing standards-of-care and most cancer patients with solid tumors do not respond in a clinically meaningful manner. Targeting the correct combination of critical signaling pathways within the network of cancer cell signaling pathways could provide a major improvement in outcomes for cancer patients and is an area of intense research and development.

We are utilizing medicinal chemistry and our biological expertise to develop a series of proprietary targeted cancer drug programs. These programs focus on the development of single-agent drug candidates targeting one or more molecular components within the signaling pathways associated with certain cancers. These programs are primarily focused on developing a number of proprietary, small molecule, single-agent, multi-targeted inhibitor drug compounds. Each proprietary compound is being designed to inhibit validated cancer targets, including, among others, EGFR, Her2, Bcr-Abl tyrosine kinase and phosphatidylinositol-3-kinase (PI3k), in combination with inhibition of HDAC, which is a validated non-kinase cancer target. We are also seeking to use this platform to develop proprietary, differentiated, single-agent, single-target drug candidates for cancer indications.

HDAC inhibition is a core component in each of our multi-targeted inhibitors. We believe that HDAC is a very promising non-kinase target for cancer therapy, particularly when combined with simultaneous inhibition of certain other targets. There is substantial preclinical evidence of synergistic induction of cancer cell death when HDAC inhibitors are combined with a diverse range of other targeted therapies or standard chemotherapeutic agents, demonstrating that HDAC inhibition may be more broadly effective in the treatment of cancer when integrated with other inhibitory activities. Currently, there are two Food and Drug Administration, or FDA, approved HDAC inhibitors and several other HDAC-targeted drug candidates in clinical trials for cancer.

In furtherance of the development of our targeted cancer programs, we outsource certain medicinal chemistry functions with contract research organizations in China. We have developed these relationships with Chinese providers to support our U.S. operations and we are currently engaging approximately 20 chemists in China. Our drug discovery efforts utilize significant medicinal chemistry resources. We believe that these relationships have been important to our efforts to create a broad portfolio of proprietary cancer drugs by generating several classes of compounds for further development in a cost-effective manner.

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

CUDC-101, our first drug candidate from our targeted cancer programs, is being designed as a multi-target inhibitor of HDAC, EGFR and Her2 and is currently the subject of a phase I clinical trial. In August, 2009 we licensed our first single-agent, single-target inhibitor drug candidate, CUDC-305 (now Debio 0932), an Hsp90 inhibitor to Debiopharm.

CUDC-101

CUDC-101 is the first compound we have selected as a drug candidate from our targeted cancer programs. CUDC-101 is designed as a first-in-class therapeutic to simultaneously inhibit HDAC, EGFR and Her2. In preclinical studies, CUDC-101 demonstrated the potential to inhibit all three molecular targets resulting in the potent killing of a wide range of cancer cell lines that are representative of a variety of human cancer types, many of which have demonstrated resistance to various approved targeted agents.

Our data suggest that CUDC-101’s mechanism of action involves the sensitization of cancer cells to EGFR and Her2 inhibition through HDAC inhibition. CUDC-101 simultaneously inhibits both EGFR and Her2 at the receptor level while blocking downstream HDAC inhibition within the cancer cells. Despite the existence of other multi-targeted inhibitors, CUDC-101 is unique in its choice of targets which we believe enables a synergistic attack on multiple nodes or points in the overall pathway network that are used by tumors to survive, grow, and invade surrounding tissue. Utilizing the same targeted strategy with other currently available drugs would require combining two or three separate agents, which typically have mismatched dosing schedules and may display additive dose limiting toxicities. In contrast, we believe that CUDC-101, as a single small molecule, has the potential to act in the same cancer cells at the same time with fewer toxic side effects and thus potentially represents an important advance in targeted agent cancer therapy.

In August 2008, we initiated a phase I trial of CUDC-101 in patients with advanced, refractory solid tumors. The primary objectives of this phase I trial are to evaluate the safety and tolerability of escalating doses of CUDC-101 and to establish the maximum tolerated dose and dose limiting toxicities. Secondary objectives are to assess the pharmacokinetics, efficacy and ability of CUDC-101 to inhibit HDAC, EGFR and Her2 in this patient population. The study is being conducted at two sites within the United States and is expected to enroll between 18 and 40 patients spread across several dose-escalating cohorts.

To date, we have enrolled 25 patients in this study at five dose levels. The drug was well tolerated at the 75,150,225 and 275 milligrams per metered-square dose levels, with most common side effects including mild to moderate dry skin, nausea, vomiting, fatigue, fever, constipation, dyspnea, decreased hemoglobin, hyperglycemia and mild to moderate rash at the 275 milligrams per metered-square dose level. Dry skin and rash are indicative of EGFR inhibition and decreased hemoglobin and hyperglycemia are suggestive of HDAC inhibition indicating that the drug appears to be inhibiting its intended EGFR and HDAC targets in human patients.

We observed a dose-limiting toxicity of transient moderate elevated creatinine at the 300 milligrams per meter squared dosing level, in which some patients treated at this dosing level encountered transient Grade 2 adverse events of elevated creatinine levels which were deemed related to the study drug. These adverse events were reversible upon discontinuation of the drug.

We are also encouraged that CUDC-101 exhibited signs of biological activity in the patients treated to-date, including one confirmed partial response in an advanced gastrointestinal cancer patient dosed at 275 milligrams per meter squared. This patient remained on study for a total of seven cycles, or 14 weeks, prior to disease progression. In addition, we observed one mixed response in one head and neck cancer patient in which one target lesion appears to have been significantly reduced in size by greater than 30%, while other metastatic tumors progressed. We also observed one metastatic breast cancer patient that showed evidence of stabilization of disease and remained for a total of six cycles, or 12 weeks until disease progression.

We anticipate that we will complete this phase I trial in the first half of 2010.

Debio 0932 (formerly CUDC-305)

In July 2008, we selected CUDC-305, an Hsp90 inhibitor, as a development candidate from our targeted cancer programs. Hsp90 is a member of a class of proteins called molecular chaperones that play a fundamental role in the folding, stabilization and degradation of other cellular proteins, or clients, under normal or stressful conditions. Hsp90, in particular, has become an attractive therapeutic target for the treatment of cancer because a majority of its client proteins are involved in cellular signaling transduction and have been identified as potential contributors to various aspects of cancer cell growth and survival. Inhibitors of Hsp90 activity may be of therapeutic value if they can prevent Hsp90 proteins from protecting the particular client proteins involved in cancer and allow them to be degraded, thereby inducing cancer cell death. In our preclinical studies, CUDC-305 demonstrated potent efficacy across a broad range of cancers in preclinical cancer models and exhibited promising pharmacological features in preclinical testing, particularly its high oral bioavailability, high tumor penetration and extended tumor retention. Tumor regression was also observed after treatment of CUDC-305 in mouse xenograft models of acute myelogenous leukemia (AML), breast, non-small cell lung, gastric and colon cancers as well as in glioblastoma brain cancers. In our preclinical testing, the compound also demonstrated an ability to effectively cross the blood brain barrier, and demonstrated an ability to extend survival in a preclinical intracranial glioblastoma and brain mestastasis models.

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our Hsp90 inhibitor technology, including our preclinical development candidate, CUDC-305, to Debiopharm. CUDC-305 has been renamed Debio 0932 by Debiopharm. Debiopharm has assumed all future development responsibility and will incur all future costs related to the development, registration and commercialization of products under the agreement. In February 2010, Debiopharm notified us that French regulatory authorities had accepted its clinical trial application, or CTA, for Debio 0932. Debiopharm plans to open a phase I clinical trial evaluating the safety of Debio 0932 during the second quarter of 2010. The study will be an open label, multi-center dose escalation trial evaluating the safety and maximum tolerated dose of multiple doses of Debio 0932 in patients suffering from advanced solid tumors or lymphoma. As part of the consideration under the agreement, Debiopharm paid us an up-front license fee of $2,000,000. In addition, in February 2010, we earned $8,000,000 upon the acceptance by the French regulatory authorities of Debiopharm’s CTA. We are eligible to receive up to an additional $80,000,000 if specified clinical development and regulatory approval objectives are met. Included in these future payments is a payment for Debiopharm’s treatment of the fifth patient in the corresponding phase I clinical trial. We are also eligible to receive royalties if any products under the license agreement are successfully developed and commercialized.

The agreement is effective as of August 5, 2009, and unless terminated earlier will expire, on a country-by-country basis, on the later of (i) the expiration of the last-to-expire valid claim of the Curis patents and joint patents relating to the products, and (ii) the 10th anniversary of the first commercial sale of the product in such country. Debiopharm may terminate the agreement prior to its expiration at any time for any scientific, technical, administrative or commercial reasons upon 90 days’ prior written notice to us. If Debiopharm is permanently enjoined from exercising its license under the agreement pursuant to a patent infringement action brought by a third party, or if neither Debiopharm nor we undertake the defense or settlement of a third party suit alleging infringement within the six-month period after notice of such suit, then Debiopharm may terminate the agreement in the country where such suit was filed upon thirty days’ prior written notice to us. If Debiopharm does not correct a failure to use reasonable commercial efforts as set forth in the agreement, we may terminate the agreement on thirty days’ written notice to Debiopharm unless Debiopharm cures such failure before the end of such thirty day period. Either party may terminate the agreement prior to its expiration subject to certain conditions, upon ninety days’ (or forty-five days’ in the case of failure to make payment of amounts due under the agreement) prior written notice to the other party in the event of the material breach of any term or condition of the agreement by the other party, unless the breaching party has cured such breach by the end of the applicable cure period; and immediately upon written notice to the other party if the other party or its affiliate directly, or through assistance granted to a third party, challenges, whether as a claim, a cross-claim, counterclaim, or defense, the validity or enforceability of any of such party’s patents before any court, arbitrator, or other tribunal or administrative agency in any jurisdiction.

Other Targeted Cancer Programs

We are also seeking to advance several other small molecule drug candidates from our targeted cancer programs and we anticipate that we will select a compound from one of these programs as a development candidate in 2010.

Corporate Information

We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 45 Moulton Street, Cambridge, Massachusetts, 02138 and our telephone number is (617) 503-6500.

Curis™ is our trademark. This annual report on Form 10-K may also contain trademarks and trade names of others.

Website Access to Reports

We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive textual reference only. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition, we provide paper copies of our filings free of charge upon request. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Curis who requests it.

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

In the U.S., we have 74 issued or allowed patents expiring on various dates between 2013 and 2027 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.

Hedgehog Pathway.    We have 71 issued U.S. patents or allowed U.S. applications expiring on various dates between 2013 and 2025, which relate to the Hedgehog pathway. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

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

Targeted Cancer Drug Development Platform.    We have one issued U.S. patent that expires in 2027 and several U.S. provisional patent applications and U.S. and foreign utility patent applications directed to our targeted inhibitor classes of novel small molecules, as well as U.S. and foreign patent applications which generically claim the platform concept itself. This patent and patent applications claim compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.

In April 2005, we entered into a collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate the Wnt signaling pathway. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell small molecule compounds that are modulators of the Wnt pathway. Genentech paid us an up-front license fee of $3,000,000 and funded $5,270,000 for research and development activities during the two-year research term, which ended in March 2007, at which time, Genentech assumed further responsibility for any future development of this program. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain research, development, clinical and drug approval objectives, as well as royalties on net product sales if product candidates derived from the collaboration are successfully commercialized. If Genentech does not advance drug candidates generated under this collaboration beyond the discovery research stage, we are not entitled to receive any future cash payments under this collaboration. We can not predict whether Genentech will continue to pursue the development of drug candidates under the agreement or whether any development objectives for which we may be entitled to a cash payment will be achieved.

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

Research and Development Program

We have a research group that seeks to identify and develop new therapeutic products and applications thereof for our existing proprietary portfolio and seeks to identify novel compounds able to modulate additional signaling pathways that may have therapeutic potential. As of December 31, 2009, our research and development group consists of 21 employees, consisting of molecular biologists, cell biologists, pharmacologists and other scientific disciplines. We have also engaged approximately 20 medicinal chemists on a contract basis at a contract research organization in China.

We had no collaborator-sponsored research and development for the year ended December 31, 2009 as all research funding under collaborations concluded in 2008. During the years ended December 31, 2008 and 2007, our total company-sponsored research and development expenses were approximately $13,092,000 and $12,260,000, respectively, and our collaborator-sponsored research and development expenses were approximately $134,000 and $2,519,000, respectively.

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the U.S. include preclinical laboratory tests, animal tests and formulation studies under the FDA’s good laboratory practice, or GLP, regulations; the submission to the FDA of a notice of claimed investigational exemption or an IND application, which must become effective before clinical testing may commence; adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought; submission to the FDA of an NDA seeking approval to market the drug product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements; and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In phase I, the initial introduction of the drug into human subjects, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase I, phase II or phase III testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. The FDA may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject. The FDA, an IRB, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil money penalties and other civil and criminal sanctions for failing to meet these obligations.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive preclinical and clinical testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. In most cases, a substantial user fee must accompany the NDA.

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

Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting, submission of periodic reports, and drug sampling and distribution requirements. If new safety issues arise after approval, the FDA may require the company to conduct additional post-market studies to assess the risk, change the labeling to address the risk, or impose distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. Additionally, the FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs for unapproved uses, based on the Federal Food, Drug, and Cosmetic Act, the False Claims Act and other federal laws governing reimbursement for drugs under the Medicare and Medicaid laws. Monetary penalties in such cases have often been in excess of $100 million and in some cases have exceeded $1 billion. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well-controlled head-to-head clinical trials. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to FDA review and approval of a new NDA or NDA supplement before the change can be implemented. Manufacturing operations must continue to conform to cGMPs after approval. Drug manufacturers are required to register their facilities with the FDA and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a complete response letter. The complete response letter outlines the deficiencies in the submission and may require additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

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

Competition

Our drug candidates, if approved, will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics that target signaling pathways to treat cancers, is intense. Our competitors include large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology firms, that are developing cancer therapies in the same indications as we are.

Hedgehog Pathway Inhibitor Program.    We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently four other companies that have progressed Hedgehog pathway inhibitors into clinical development: Infinity Pharmaceuticals, Inc.; Exelixis, Inc.; Pfizer Inc.; and Novartis International AG.

Targeted Cancer Programs.    There are several companies developing drug candidates that target the same cancer pathways that we are also targeting or that are testing drug candidates in the same cancer indications that we are testing through our proprietary targeted cancer programs. We believe that our competitive advantage over these companies is our strategy of developing drug candidates to target unique combinations of these cancer pathways to achieve synergistic effect. Several companies are investigating Hsp90 inhibitors in clinical testing, including, among others Bristol-Myers Squibb Company, Biogen Idec Inc., Novartis International AG, Pfizer Inc., Astex Therapeutics Ltd., Infinity Pharmaceuticals, Inc., Myriad Pharmaceuticals Inc., Kyowa Hakko Kirin Co, Ltd., and Synta Pharmaceuticals Corp. There are no other known molecules targeting HDAC, EGFR and Her2 simultaneously in clinical testing.

Many of the companies competing against us have financial, marketing and human resource capacities that are substantially greater than our own, which may provide these competitors with significant competitive advantages over us. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products, in manufacturing products on a large scale and in effectively promoting products to healthcare providers, health plans and consumers which may enhance their competitive position relative to ours. In addition to competing with pharmaceutical and biotechnology companies, the products we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies that are competitive with our products and technologies.

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

For certain of our programs, we rely on, or intend to rely on, strategic collaborators for support in our research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Our strategic collaborators may conduct multiple product development efforts within each disease area that is the subject of our strategic collaboration with them. Our strategic collaboration agreements may not restrict the strategic collaborator from pursuing competing internal development efforts. Any of our drug candidates, therefore, may be subject to competition with a drug candidate under development by a strategic collaborator.

Manufacturing

We have no experience or capabilities in manufacturing. We currently rely on collaborators or subcontractors, and we have no plans to develop our own manufacturing capability. We instead plan to continue to rely on corporate collaborators or subcontractors to manufacture products. If any of our current or planned collaborators or subcontractors encounters regulatory compliance problems or enforcement actions for their own or a collaborative product, it could have a material adverse effect on our business prospects.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop sales, marketing and distribution capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.

Employees

As of December 31, 2009, we had 33 full-time employees, of whom 14 hold a Ph.D. or other advanced degree. Of these employees, 21 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

The current members of our scientific advisory board are as follows:

Name	Position/Institutional Affiliation
Joseph M. Davie, Ph.D., M.D. (Chairman)	Director, Curis, Inc. Director, Ocera, Inc. Director, Stratatech Corporation Director, MemoryLink Corporation Director, Multiple Sclerosis Research Center of New York Member, Institute of Medicine
Stuart Aaronson, M.D	Jane B. and Jack R. Aron Professor and Chairman of the Department of Oncological Sciences, Mount Sinai School of Medicine
Kenneth Pienta, M.D

Professor, Internal Medicine and Urology, American Cancer Society

Clinical Research Professor Associate Dean for Clinical and Translational Research, University of Michigan School of Medicine

Director, Michigan Institute for Clinical and Translational Research, University of Michigan

Director, Experimental Therapeutics, Michigan Center for Translational Pathology, University of Michigan School of Medicine

Principal investigator, The University of Michigan’s Specialized Program of Research Excellence (SPORE) in prostate cancer awarded from the National Cancer Institute

George Vande Woude, Ph.D	Distinguished Scientific Fellow, Van Andel Research Institute Co-editor, Advances in Cancer Research

The current members of our clinical advisory board are as follows:

Name	Position/Institutional Affiliation
Kenneth Pienta, M.D (Chairman)	See scientific advisory board table

Philip A. Philip, M.D.

Professor of Medicine, Wayne State University School of Medicine

Professor of Oncology, Barbara Ann Karmanos Cancer Institute

Director of GI Oncology, Chair of Protocol review and Monitoring Committee, Member of Intergroup Task Force on Pancreas Cancer, Pancreas Cancer Sub-Committee Chair, Southwest Oncology Group

Editorial Board Member, Internet Journal of Oncology and Community Oncology

Member of American Pancreatic Association Member, American Society of Clinical Oncology American Board Certified in Internal Medicine and Medical Oncology

Samir Witta, M.D., Ph.D.	President, Mountain Blue Cancer Center Assistant Clinical Professor, University of Colorado Cancer Center

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

As of December 31, 2009, we had an accumulated deficit of approximately $717,793,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop products that we can commercialize and we expect to incur substantial operating losses. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech and Debiopharm; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure you that we will attain any further revenue under any collaborations or licensing arrangements.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at December 31, 2009, together with the $15,000,000 in net proceeds from the registered direct offering we received in January 2010 and the $8,000,000 we will receive from Debiopharm in the first quarter of 2010, should enable us to maintain current and planned operations into the first half of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates;

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

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

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the entry into, or termination of, collaboration agreements;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the ability to operate without infringing upon the proprietary rights of others;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	general and industry-specific adverse economic conditions that may affect, among other things, our and our collaborators’ operations and financial results;

•	changes in accounting estimates, policies or principles, including changes in revenue recognition policies; and

•	the introduction of competitive products and technologies by third parties.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Our general business strategy may be adversely affected by the current volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets do not sustain improvement or begin to deteriorate again, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2009, we had $25,035,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2009, no assurance can be given that unsustained improvement or further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

Our success depends substantially on our most advanced product candidate, GDC-0449, which is still in clinical development. If Genentech is unable to complete the clinical development of GDC-0449 in a timely manner, our ability to earn milestone payments or royalty revenue and our likelihood of success will be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials of our lead product candidate, GDC-0449. Genentech is currently testing GDC-0449 in two phase II clinical trials in metastatic colorectal cancer and advanced ovarian cancer and a pivotal phase II clinical trial in advanced BCC. We expect to receive the results of the ongoing phase II colorectal cancer clinical trial and of the ongoing pivotal phase II BCC clinical trial in the second half of 2010 and results of the ovarian cancer clinical trial in the first half of 2011. In August 2008, we initiated a phase I clinical trial of CUDC-101 in patients with advanced, refractory solid tumors. Under our license agreement with Debiopharm, Debiopharm has only recently received approval from European regulatory authorities of Debiopharm’s clinical trial application to begin a phase I clinical trial of Debio 0932. We expect Debiopharm to begin treatment of the first patient in the phase I clinical trial in the second quarter of 2010. All of our other potential product candidates are in the preclinical research stage. Our ability to finance our company and to generate revenues will depend heavily on the successful development and commercialization of GDC-0449. GDC-0449 could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in its phase II clinical trials or in its pivotal phase II clinical trial, or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the cancer indications for which it is being tested;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors.

We expect that GDC-0449 could be commercially available in late 2011 to treat advanced BCC, provided that the ongoing pivotal phase II clinical trial is successful and the regulatory submissions are filed by Genentech and approved by FDA. We do not expect GDC-0449 to be commercially available in other indications for at least the next several years, if at all. If Genentech is not successful in commercializing GDC-0449 or is significantly delayed in doing so, our business will be materially harmed and the value of your investment could substantially decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule pathway inhibitor of the hedgehog signaling pathway. Genentech is currently testing GDC-0449 in two phase II clinical trials and a pivotal phase II trial in advanced BCC. In addition, we entered into a license agreement with Debiopharm in August 2009 related to our Hsp90 technologies. Our collaborations with Genentech and our license agreement with Debiopharm are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech and Debiopharm each have significant discretion in determining the efforts and resources that it will apply to its collaboration with us. The timing and amount of any cash payments related to future royalties and the achievement of development objectives that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under the respective agreement.

•

Our strategic collaboration agreements with Genentech and our license agreement with Debiopharm permit such parties wide discretion in deciding which drug candidates to advance through the clinical trial process. It is possible for Genentech or Debiopharm to reject drug candidates at any point in the research, development and clinical trial process, without triggering a termination of the collaboration or license agreement, as applicable. In the event of any such decision, our business and prospects may be adversely affected due to our inability to progress drug candidates ourselves.

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

•

Genentech or Debiopharm may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. For example, during the first quarter of 2009, Roche Holdings Ltd. completed its acquisition of Genentech. This merger with Roche could divert the attention of Genentech’s management and adversely affect Genentech’s ability to retain and motivate key personnel who are important to the continued development of the programs under our collaboration. In addition, an acquirer could determine to reprioritize Genentech’s or Debiopharm’s development programs such that Genentech or Debiopharm ceases to diligently pursue the development of our programs, and/or cause the respective collaborations with us to terminate.

•

Genentech or Debiopharm may, under specified circumstances, terminate its collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific and financial communities.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our targeted cancer drug programs. For example, we expect that in the future we will seek to enter into a corporate collaboration for CUDC-101 or another drug candidate from these programs. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101 or any future programs, the clinical development of these programs could be significantly delayed and, as a result, our future prospects may be adversely affected and our stock price could decline.

The therapeutic efficacy of drug candidates under our targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101 or any other future drug candidates that we may select from this program.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from this program for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, and CUDC-305 (renamed Debio 0932), an orally available, synthetic small molecule inhibitor of Hsp90 that was licensed to Debiopharm in August 2009. Since August 2008, we have treated 25 patients in our phase I trial of CUDC-101 We also expect Debiopharm to initiate a phase I clinical trial for Debio 0932, which we anticipate will begin in the second quarter of 2010.

Our drug candidates in our targeted cancer program, including CUDC-101 and Debio 0932, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the validated cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical trials. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, Debio 0932, or any other drug candidates under our targeted cancer drug development platform, in which case we will not achieve profitability and the value of our stock will decline.

If preclinical studies and clinical trials of our drug candidates are not successful then our future profitability and success could be adversely affected.

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced BCC and two phase II clinical trials in other cancer indications. In addition, we are currently treating patients in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials of our drug candidates under development may not be successful. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•

preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or any collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular drug candidate;

•	the results from preclinical studies and early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	we may encounter difficulties or delays in manufacturing sufficient quantities of the drug candidate used in any preclinical study or clinical trial;

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

•

institutional review boards, regulators, including the FDA or its foreign equivalents, or any collaborators may hold, suspend or terminate our clinical research or the clinical trials of our drug candidates for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks; and

•

we, along with any of our current or potential future collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy, or similar policy under foreign regulatory authorities. Employment of such a debarred person may result in delays in FDA’s or foreign equivalent’s review or approval of our products, or the rejection of data developed with the involvement of such person(s).

If the preclinical studies and/or clinical trials for any of our drug candidates that we and any collaborators pursue are not successful, then our ability to successfully develop and commercialize products on the basis of the respective technologies will be materially adversely affected, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock price is likely to decline.

We expect to rely primarily on third parties for the conduct of clinical trials, and if such third parties perform inadequately then we will not be able to successfully develop and commercialize drug candidates and grow our business.

We have very limited experience in conducting clinical trials. We expect to rely primarily on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech under our existing collaboration agreements with Genentech and we expect that any future collaboration partners may similarly be fully responsible for conducting at least the later-stage clinical trials of drug candidates. In the near term, we expect to rely primarily on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, create and submit IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we may in the future rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

If we and our collaborative partners do not obtain necessary regulatory approvals, then our business will be unsuccessful and the market price of our common stock could substantially decline.

We and our collaborators will be required to obtain regulatory approval in order to successfully advance our drug candidates through the clinic and prior to marketing and selling such products. The process of obtaining required regulatory approvals is expensive and the time required for these approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

Any regulatory approval to market a product may be subject to limitations on the approved indicated uses for which we or our collaborative partners may market the product. These limitations may restrict the size of the market for the product and affect reimbursement by third-party payors. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals.

We and our collaborators are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA or a foreign equivalent does not ensure approval by regulatory authorities in other countries, and vice versa.

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

Even if marketing approval is obtained, any products we or any collaborators develop will be subject to ongoing regulatory oversight, which may affect the successful commercialization of such products.

Even if we or any collaborators obtain regulatory approval of a drug candidate, the approval may be subject to limitations on the approved indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After marketing approval for any product is obtained, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA, or foreign equivalent, and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

If we or a collaborator fail to comply with applicable regulatory requirements, we or they may be subject to fines, refusal to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal to permit the import or export of our products and criminal prosecution.

We and our current collaborator are, and any potential future collaborators will be, subject to governmental regulations in connection with the research, development and commercialization of our drug candidates. We and our collaborators may not be able to comply with these regulations, which could subject us or such collaborators to penalties and result in the imposition of limitations on our or such collaborators’ operations.

In addition to regulations imposed by the FDA or foreign equivalents, we, our current collaborators, and any potential future collaborators are subject to regulation under, among other laws, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of pharmaceutical and biotechnology companies. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We and our collaborators may not achieve projected research and development goals in the time frames that we or they announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech and Debiopharm have also made public statements regarding their expectations for the clinical development and potential commercial launch of GDC-0449 and Debio 0932, respectively, if approved, and may in the future make additional statements about their goals and expectations for these collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies in these industries having greater financial resources and technological capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our therapeutic drug candidates. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation. This trend may adversely affect our ability to enter into agreements for the development and commercialization of our drug candidates, and as a result may harm our business.

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

We currently engage approximately 20 medicinal chemists in China, pursuant to a contract research agreement with a medicinal chemistry provider in China. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

If we or any of our licensees or assignees breach any of the agreements under which we or they license or transfer our intellectual property to others, we could be deprived of important intellectual property rights and future revenue.

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

We may not have rights under patents that may cover one or more of our drug candidates. In some cases, these patents may be owned or controlled by third-party competitors and may prevent or impair our ability to exploit our technology. As a result, we or our current or potential future collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our drug candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners may not be able to develop and commercialize the affected drug candidate or candidates.

We may become involved in expensive and unpredictable patent litigation or other intellectual property proceedings, which could result in liability for damages or require us to cease our development and commercialization efforts.

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

We have no sales or marketing experience and, as such, plan to depend significantly on third parties who may not successfully market and sell any products we develop.

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Debiopharm, we have granted Genentech and Debiopharm the exclusive rights to distribute certain products resulting from such collaborations, if any are ever successfully developed. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

Even if we successfully commercialize any products under development, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could affect our future profitability.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. During 2009, our common stock closed at prices that are below the minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $3.70 and a low price of $0.68 per share for the period January 1, 2008 through February 26, 2010. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of December 31, 2009, we had approximately 67.3 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on December 31, 2009 was 515,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants or pursuant to our universal shelf registration statement could negatively affect our stock price.

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

As of December 31, 2009, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 22% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We currently lease a facility for our administrative, research and development requirements located at 45 Moulton Street in Cambridge, Massachusetts consisting of 35,095 square feet pursuant to a lease that expires on December 31, 2010. We currently expect that we will enter into a new lease agreement during the first half of 2010 at either our current location or for new facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri, MSc., J.D.	49	President and Chief Executive Officer

Michael P. Gray	39	Chief Operating Officer and Chief Financial Officer

Mitchell Keegan, Ph.D	38	Vice President, Development

Mark W. Noel	51	Vice President, Technology Management and Intellectual Property

Changgeng Qian, Ph.D., M.D.	54	Vice President, Discovery and Preclinical Research

Daniel R. Passeri, MSc., J.D.	Mr. Passeri has served as our President and Chief Executive Officer and as a director since September 2001. From November 2000 to September 2001, Mr. Passeri served as Senior Vice President, Corporate Development and Strategic Planning of the Company. From March 1997 to November 2000, Mr. Passeri was employed by GeneLogic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri is a graduate of the National Law Center at George Washington University, with a J.D., of the Imperial College of Science, Technology and Medicine at the University of London, with an M.Sc. in biotechnology, and of Northeastern University, with a B.S. in biology.

Michael P. Gray	Mr. Gray has served as our Chief Operating Officer and Chief Financial Officer since December 2006. From December 2003 until December 2006, Mr. Gray served as our Vice President of Finance and Chief Financial Officer and served as our Senior Director of Finance and Controller from August 2000 until December 2003. From January 1998 to July 2000, Mr. Gray was Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray is a certified public accountant, holds an M.B.A. from the F.W. Olin Graduate School of Business at Babson College, and has a B.S. in accounting from Bryant College.

Mitchell Keegan, Ph.D.	Dr. Keegan has served as our Vice President, Drug Development since September 2009. From April 2008 until September 2009, Dr. Keegan served as our Executive Director, Drug Development. From April 2005 to March 2008, Dr. Keegan was employed by Gloucester Pharmaceuticals, Inc., a biotechnology company, as Senior Director, Drug Development. From December 2001 to April 2005, Dr. Keegan was employed by CombinatoRx, Incorporated, a biotechnology company, where from December 2001 to December 2003 he served as Team Leader, Pharmacology and from December 2003 to April 2005 as Director, Pharmacology. From January 2001 to December 2001, Dr. Keegan worked as a Study Director, employed by Toxikon Corporation, a life science company and contract research organization. From October 1998 to January 2001, Dr Keegan served as Research Fellow in Medicine at Harvard Medical School/Joslin Diabetes Center. Dr. Keegan holds a Ph.D. from the University of Western Sydney, Australia and a B.S (Hons) from the University of Sydney, Australia.

Mark W. Noel	Mr. Noel has served as our Vice President, Technology Management and Intellectual Property since September 2008. From March 2001 until September 2008, Mr. Noel has served as our Vice President, Technology Management and Business Development. From March 2000 to February 2001, Mr. Noel was employed by GeneLogic, as Vice President of Customer Relations. From January 1998 to February 2000, Mr. Noel was employed by GeneLogic as Senior Director of Program Management. From December 1993 to January 1998, Mr. Noel was employed by the U.S. Department of Human Services National Cancer Institute Office of Technology Development (now the NCI Technology Transfer Center), where from July 1997 to January 1998, he served as Acting Deputy Director. From February 1989 to November 1993, Mr. Noel worked as a patent agent at Gist Brocades NV, a supplier of ingredients to the pharmaceutical and food sectors. Mr. Noel holds a B.S. from the University of Maryland.

Changgeng Qian, Ph.D., M.D.	Dr. Qian has served as our Vice President, Discovery and Preclinical Research since September 2006. From May 2005 to September 2006, Dr. Qian served as our Senior Director, Pharmacology. From May 2002 to May 2005, Dr. Qian served as our Director, Pharmacology, and from May 2001 to May 2002, Dr. Qian served as our Associate Director, Pharmacology. From November 1999 to May 2001, Dr. Qian was Senior Scientist II at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. From October 1996 to November 1999, Dr. Qian was Senior Research Scientist III at LeukoSite, Inc., a biopharmaceutical company that was acquired by Millennium Pharmaceuticals in December 1999. From January 1992 to December 1995, Dr. Qian was Head of Pharmacology at CytoMed, Inc., a biopharmaceutical company. Dr. Qian holds a Ph.D. in Pharmacology and an M.D. from the Hunan Medical University in Changsha, China and has served as a professor of the Hunan Medical University since 1992.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2008	High	Low
First Quarter	$1.63	$0.91
Second Quarter	$1.58	$1.13
Third Quarter	$1.94	$1.08
Fourth Quarter	$1.21	$0.68

Year ended December 31, 2009
First Quarter	$1.41	$0.74
Second Quarter	$1.82	$1.11
Third Quarter	$2.61	$1.28
Fourth Quarter	$3.68	$1.93

(b) Holders.    On February 26, 2010, the last reported sale price of our common stock on the NASDAQ Global Market was $2.86 and there were 293 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,141,831	$2.50	4,247,982
Equity compensation plans not approved by security holders	—	—	—

Total	11,141,831	$2.50	4,247,982

Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Stock Incentive Plan has automatically increased by the lesser of 1,000,000 shares or 4% of the outstanding common stock on January 1 of each year through January 1, 2010. The 2000 Stock Incentive Plan will expire in March 2010 and we intend to seek shareholder approval to implement a new equity compensation plan in 2010.

(e) Performance Graph.    The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2004 through December 31, 2009, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Market Index—U.S. Companies and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2004 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
CURIS INC.	100.00	68.20	24.14	18.77	14.37	62.26
NASDAQ PHARMACEUTICAL INDEX	100.00	102.23	105.16	99.56	91.99	98.21
NASDAQ MARKET INDEX-U.S. COS.	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ BIOTECHNOLOGY INDEX	100.00	117.54	117.37	121.37	113.41	124.58

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development	$781	$514	$3,262	$9,340	$10,493
License and maintenance fees(1)	7,809	7,853	13,127	4,324	2,258
Substantive milestones(2)	—	—	—	3,000	250
Contra-revenues	—	—	—	(1,728)	(6,999)

Net revenues	8,590	8,367	16,389	14,936	6,002

Costs and expenses:
Research and development	9,933	13,226	14,779	14,590	13,705
General and administrative	8,702	8,260	9,984	10,374	8,090
Amortization of intangible assets	—	—	—	27	75

Total costs and expenses	18,635	21,486	24,763	24,991	21,870

Loss from operations	(10,045)	(13,119)	(8,374)	(10,055)	(15,868)

Other income (expense):
Interest and other income	222	1,000	1,495	1,422	1,321
Interest expense	—	(4)	(85)	(196)	(308)

Total other income, net	222	996	1,410	1,226	1,013

Net loss	$(9,823)	$(12,123)	$(6,964)	$(8,829)	$(14,855)

Basic and diluted net loss per common share	$(0.15)	$(0.19)	$(0.13)	$(0.18)	$(0.31)

Weighted average common shares (basic and diluted)	65,061	63,378	54,915	49,067	48,074

	(in thousands) As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$25,035	$28,853	$41,459	$36,656	$44,209
Working capital	23,347	26,748	35,410	32,521	36,010
Investment—restricted	216	210	210	202	196
Total assets	36,099	39,982	53,817	52,268	60,914
Debt and lease obligations	—	—	404	1,980	3,227
Convertible notes payable	—	—	—	—	2,605
Accumulated deficit	(717,793)	(707,971)	(695,848)	(688,883)	(680,054)
Total stockholders’ equity	33,052	37,225	46,845	35,897	38,000

(1)	During the years ended December 31, 2009 and 2008, we recognized $6,000,000 of revenue for contingent cash payments that we received during each of 2009 and 2008 under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. During the year ended December 31, 2007, we recognized $10,509,000 of revenue under this collaboration, which included $7,509,000 in previously deferred revenue and $3,000,000 for a contingent cash payment that we received during 2007.

(2)	During the year ended December 31, 2006, we recognized $3,000,000 as substantive milestone revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. In 2005, we recognized $250,000 under our January 2004 Hedgehog agonist collaboration with Wyeth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. We are building upon our experience in modulating signaling pathways, including the Hedgehog signaling pathway, in our effort to develop our targeted cancer therapies. We conduct our research programs both internally and through strategic collaborations.

Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a wholly-owned member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are currently conducting three clinical trials of GDC-0449, including a pivotal phase II trial in advanced basal cell carcinoma, or BCC, that was initiated in February 2009 and two phase II clinical trials of GDC-0449, in metastatic colorectal cancer and in advanced ovarian cancer, which were initiated in 2008.

In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional potential cancer indications. Under this arrangement with NCI, third-party investigators began enrolling patients in a phase I clinical trial that is designed to evaluate dose and safety of GDC-0449 in young patients with medulloblastoma and a phase II clinical trial to test the molecule in adult medulloblastoma patients. A phase I clinical trial in pancreatic cancer patients and randomized phase II clinical trials in small cell lung cancer and advanced stomach or gastroesophageal junction cancer patients were also initiated and an additional phase II study is planned in glioblastoma multiforme patients under this NCI arrangement. Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome also has been initiated.

Our internal drug development efforts are focused on our targeted cancer programs that seek to inhibit multiple signaling pathways. We believe that this approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since we believe that we are disrupting the cancer network environment in several additional important targets when compared to other cancer drugs.

Our lead candidate from these programs is CUDC-101, a small molecule compound that is currently in a dose escalation phase I clinical trial and is the first-in-class compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. We have treated 25 patients to date in this study and estimate that we will establish our maximum tolerated dose and complete this dose escalation study in the first half of 2010. We also expect that we will select another molecule from our preclinical portfolio in 2010.

In July 2008, we selected CUDC-305, an Hsp90 inhibitor, as a development candidate from our targeted cancer programs. In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm S.A., a Swiss pharmaceutical development company, or Debiopharm. CUDC-305 has been renamed Debio 0932 by Debiopharm. Debiopharm will assume all future development responsibility and incur all future costs related to the development, registration and commercialization of products under the agreement. Debiopharm plans to open a phase I clinical trial evaluating the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma during the second quarter of 2010.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have an accumulated deficit of $717,793,000 as of December 31, 2009. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to continue to successfully advance its clinical trials for GDC-0449;

•	Debiopharm’s ability to initiate phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to continue to successfully enroll and treat patients in our phase I clinical trial for CUDC-101;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-101 or other of our proprietary drug candidates; and

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, an April 2005 collaboration with Genentech relating to the Wnt signaling pathway, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our collaborations with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of December 31, 2009, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our collaboration of the Hedgehog pathway inhibitor program. We do not expect to incur any material costs related to our Hsp90 technologies subsequent to our entry into the August 2009 license agreement with Debiopharm for these technologies.

Our current collaboration agreements are summarized as follows:

Genentech Hedgehog Pathway Inhibitor Collaboration.    Under the terms of the June 2003 agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors. In November 2008, Genentech granted a sublicense to F. Hoffmann-LaRoche, Ltd (Roche) for non-U.S. rights to GDC-0449. Roche received this sublicense pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are not a party to this agreement between Genentech and Roche but we are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech.

The lead drug candidate being developed under our Hedgehog pathway inhibitor collaboration with Genentech is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are responsible for the clinical development and commercialization of GDC-0449. We are eligible to receive up to $115,000,000 in contingent cash payments under the collaboration for the development of GDC-0449 or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $18,000,000 to date. In addition to these payments, we are also eligible for a royalty on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, we are entitled to a mid- to high-single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low- to mid-single digit royalty.

Genentech Wnt Pathway Collaboration.    In April 2005, we entered into a collaboration agreement with Genentech for discovery and development of small molecule compounds that modulate the Wnt signaling pathway. Under the terms of the agreement, we granted Genentech an exclusive royalty-bearing license to make, use and sell small molecule compounds that are modulators of the Wnt pathway. Genentech paid us an up-front license fee of $3,000,000 and funded $5,270,000 for research and development activities during the two-year research term, which ended in March 2007, at which time, Genentech assumed responsibility for any future development of this program. Genentech has also agreed to make cash payments to us that are contingent upon the successful achievement of certain research, development, clinical and drug approval objectives, as well as royalties on net product sales if product candidates derived from the collaboration are successfully commercialized. If Genentech does not advance drug candidates generated under this collaboration beyond the discovery research stage, we are not entitled to receive any future cash payments under this collaboration. We can not predict whether Genentech will continue to pursue the development of drug candidates under the agreement or whether any development objectives for which we may be entitled to a cash payment will be achieved.

Debiopharm Hsp90 Collaboration.    In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm. Debiopharm has since renamed this candidate Debio 0932 and will assume all future development responsibility and incur all future costs related to the development, registration and commercialization of products under the agreement. As part of the consideration under the agreement, Debiopharm paid us an up-front license fee of $2,000,000. In addition, in February 2010, we earned $8,000,000 upon approval from French regulatory authorities of Debiopharm’s clinical trial application, or CTA, to begin phase I clinical trials. We are eligible to receive up to an additional $80,000,000 if specified clinical development and regulatory approval objectives are met. Included in these future payments is a payment for Debiopharm’s treatment of the fifth patient in the corresponding phase I clinical trial, which we anticipate will begin in the second quarter of 2010. We are also eligible to receive royalties if any products under the license agreement are successfully developed and commercialized. The license agreement also provides certain provisions for termination as it relates to both parties.

Recent Developments

Registered Direct Offering.    On January 22, 2010, we entered into a placement agent agreement with RBC Capital Markets Corporation and Rodman & Renshaw, LLC relating to our registered direct offering, issuance and sale to a select group of investors of 6,449,288 units with each unit consisting of (i) one share of our common stock, par value $0.01 per share and (ii) one warrant to purchase 0.25 of a share of common stock at a price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $15,000,000.

CTA Accepted for Debio 0932,    In February 2010, Debiopharm notified us that French regulatory authorities had accepted its clinical trial application for Debio 0932. As a result, we have earned an $8,000,000 payment from Debiopharm under our August 2009 license agreement. We expect that we will receive this payment during the first quarter of 2010.

Chugai to Expand GDC-0449 Development into Japan Market.    In February 2010, we announced that Chugai Pharmaceutical Co., Ltd. had exercised its right of first refusal for the development and commercialization in Japan of GDC-0449 under an existing agreement with F. Hoffmann-La Roche, Ltd. GDC-0449 is being developed by Genentech, Inc., a wholly owned member of the Roche Group, under our 2003 collaboration agreement with Genentech. We believe that the combined development efforts of Genentech, Roche and Chugai will provide significant opportunities for the development of GDC-0449 in the majority of the significant global pharmaceutical markets.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at December 31, 2009, together with the approximately $15,000,000 in net proceeds that we received under our January 2010 registered direct offering and the $8,000,000 that we earned upon Debiopharm’s February 2010 approval from European regulatory authorities of Debiopharm’s CTA to begin phase I clinical trials, should enable us to maintain current and planned operations into the first half of 2012. Our ability to continue funding our planned operations beyond the first half of 2012 is dependent on payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We expect to end 2010 with cash, cash equivalents and marketable securities of $30 to $35 million, excluding any other potential payments from existing or new collaborators; for example, we are also is eligible to receive an additional payment from Debiopharm upon the treatment of the fifth patient in its phase I clinical trial. We expect that our expenses associated with the clinical development of CUDC-101 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years. We expect that research and development expenses for the year ended December 31, 2010 will be $13 to $17 million and that general and administrative expenses will be $8 to $9 million. These expense estimates include $500,000 to $700,000 and $1.2 to $1.4 million of stock-based compensation expense for research and development and general and administrative expense, respectively. Actual stock-based compensation expense for fiscal 2010 may be higher as the result of our issuance of additional awards as part of our planned compensation programs, consistent with past practices.

Revenue.    We do not expect to generate any revenue from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees. For the year ended December 31, 2009, each of the following parties accounted for a portion of our total revenue as follows: Genentech, $6,229,000, or 73%; and Debiopharm, $2,199,000, or 26%.

We currently receive no research funding for our programs under our collaborations with Genentech and Debiopharm and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and Debiopharm, and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and Debiopharm cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense as well as outside service costs including clinical research organizations and medicinal chemistry. Research and development expenses also include the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring only nominal research and development expenses under our Hedgehog Pathway Inhibitor collaboration with Genentech related to the prosecution and maintenance of our intellectual property portfolio and the maintenance of third-party licenses to certain background technologies. For each contingent payment, if any, received under the Hedgehog Pathway Inhibitor collaboration, we would be obligated to make payments to certain third-party licensors and recognize the related expense.

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449 - GDC-0449 - GDC-0449	Advanced BCC Metastatic colorectal cancer Advanced ovarian cancer	Genentech Genentech Genentech	Pivotal Phase II Phase II Phase II

Targeted cancer programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	CTA Accepted
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future NDA submission by Genentech, or Roche. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response (i.e., for the metastatic colorectal cancer trial, progression-free survival from randomization to disease progression or death). “Phase I” means that we are currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “CTA Accepted” means that French regulatory authorities have accepted the clinical trial application filed by Debiopharm to begin phase I clinical trials in Europe. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

General and Administrative.    General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by Curis. We incurred what we believe to be nonrecurring general and administrative expenses in 2009, specifically as it related to an arbitration proceeding that we initiated against Micromet, a former collaborator. We entered into a settlement and release agreement with Micromet in February 2010, whereby Micromet made a final payment of $4,000,000 to us in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 collaboration agreement. During 2010, we incurred approximately $1,500,000 in legal fees and expenses through the settlement date which will be applied against these proceeds.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development milestones and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 605, Revenue Recognition.

License Fees and Multiple Element Arrangements.    Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with U.S. generally accepted accounting principles, or GAAP. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Substantive Milestone Payments.    Our collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included our revenue model until the performance conditions are met.

Reimbursement of Costs.    Reimbursement of costs is recognized as revenue provided the provisions of FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Consideration, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    Royalty revenue is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore would be recognized as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above. We did not recognize any royalty revenues for the years ended December 31, 2009, 2008 or 2007.

Deferred Revenue.    Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Significant judgments are required in the application of revenue recognition guidance. For example, in connection with our existing and former collaboration agreements, we have historically recorded on our balance sheet short- and long-term deferred revenue based on our best estimate of when such revenue would be recognized. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that we expect will not be recognized in the next fiscal year would be classified as long-term deferred revenue. However, this estimate would be based on our operating plan as of the balance sheet date and on our estimated performance periods under the collaboration in which we have recorded deferred revenues. If our operating plan or our estimated performance period would change, we could recognize a different amount of deferred revenue over the reporting period. As of December 31, 2009, we had $476,000 in short-term deferred revenue and no long-term deferred revenue related to our collaborations.

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

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(revised 2004), Share-Based Payment, which generally requires that such transactions be accounted for using a fair-value-based method and is now referred to as FASB Codification Topic 718, Compensation – Stock Compensation.

We have recorded employee stock-based compensation expense of $1,750,000, $2,182,000 and $3,105,000 for the years ended December 31, 2009, 2008 and 2007, respectively. We estimate that we will record approximately $1,700,000 to $1,900,000, in stock-based compensation expense in 2010, which includes approximately $467,000 in expense related to accelerated vesting of certain performance condition options. These options immediately vest upon the consummation of a collaboration, licensing or other similar agreement regarding programs under our targeted cancer programs that includes an up-front cash payment of at least $10,000,000, excluding any equity investment, subject to the employee’s continued employment. The Compensation Committee of our Board of Directors has determined that the $8,000,000 payment from Debiopharm expected in the first quarter of 2010, in addition to the $2,000,000 license fee paid in August 2009, will satisfy the performance condition underlying these options as the total cash consideration received will equal $10,000,000. We have granted and expect that we may grant additional options in 2010 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2010 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option-pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes pricing model. This model requires the consideration of the following six variables for purposes of estimating fair value:

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

Upon adoption, we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that we ultimately expect will vest. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and recorded total stock option expense that reflected this estimated forfeiture rate for each of the quarterly periods in 2009, 2008 and 2007. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary to reflect the actual forfeitures for the reporting period. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements for our financial assets and financial liabilities, which is now referred to as FASB Codification Topic 820, Fair Value Measurements and Disclosures. Topic 820 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

GAAP requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Long-lived Assets

Long-lived assets consist primarily of property and equipment and goodwill. In the ordinary course of our business, we incur costs that at times have been substantial related to property and equipment. Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results. If it were determined that the carrying value of our other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure an impairment based on application of FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2006, we initiated a realignment of our research programs to focus on later-stage preclinical drug development programs and de-emphasize our earlier discovery research programs. We revised our estimates of the depreciable lives on the remaining equipment currently being used in our discovery research programs as a result of two of our discovery programs ending. In March 2007, our BMP-7 small molecule screening agreement with Centocor (a Johnson & Johnson subsidiary) concluded in accordance with the terms of the agreement. The BMP-7 small molecule screening program was the only remaining program utilizing the majority of our existing discovery screening equipment. We determined that we would not fund the BMP small molecule program internally. As a result, during the year ended December 31, 2007, we recorded additional property and equipment impairment charges of $352,000, because this discovery equipment could not be used on other ongoing programs.

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we perform a goodwill impairment test annually. Since January 1, 2002, we have applied FASB Codification Topic 350, Intangibles – Goodwill and Other. Topic 350 requires us to perform an impairment assessment annually or whenever events or changes in circumstances indicate that our goodwill may be impaired. We completed our annual goodwill impairment tests in December 2009, 2008 and 2007, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2009, 2008 and 2007.

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

Results of Operations

Years Ended December 31, 2009 and 2008

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2009	2008
Revenues:
Research and development
Genentech	$229,000	$282,000	(19%)
Debiopharm	532,000	—	100%
Wyeth	—	196,000	(100%)
Other	20,000	36,000	(44%)

Subtotal	781,000	514,000	52%
License fees
Genentech	6,000,000	6,000,000	—
Debiopharm	1,667,000	—	100%
Wyeth	—	103,000	(100%)
Stryker	—	1,750,000	(100%)
Other	142,000	—	100%

Subtotal	7,809,000	7,853,000	(1%)

Total Revenues	$8,590,000	$8,367,000	3%

Total revenues increased by $223,000, or 3%, to $8,590,000 for the year ended December 31, 2009 as compared to $8,367,000 for the prior year. Our license revenues decreased slightly to $7,809,000 for the year ended December 31, 2009 as compared to $7,853,000 for the prior year due to offsetting variances among our current and former licensees and collaborators. We recognized $1,667,000 under our August 2009 license agreement with Debiopharm related to our Hsp90 technology. This increase was offset by a decrease of $1,750,000 in license revenue recognized from the sale and assignment of our remaining bone morphogenetic protein assets to Stryker Corporation during the first quarter of 2008. In addition, we recognized license revenues of $6,000,000 in each of 2009 and 2008 upon the achievement of certain development objectives under our June 2003 collaboration with Genentech.

Offsetting the decrease in license revenues, research and development revenues increased by $267,000, or 52%, to $781,000 for the year ended December 31, 2009 as compared to $514,000 for the prior year primarily related to our license agreement with Debiopharm, as we provided certain clinical materials in 2009. We currently receive no research funding for our programs under past or current collaborations as research funding concluded under our Hedgehog agonist collaboration with Wyeth in February 2008. We expect that our future research and development revenues under our current collaborations with Genentech and Debiopharm will be limited to expenses that we incur on their behalf for which each is obligated to reimburse us.

Operating Expenses

Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
Research and Development Program	2009	2008
Hedgehog pathway inhibitor	$495,000	$457,000	8%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	1,568,000	4,002,000	(61%)
Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	2,083,000	2,693,000	(23%)
Other targeted cancer programs	5,084,000	4,402,000	15%
Hedgehog small molecule agonist or protein	14,000	199,000	(93%)
Discovery research	—	539,000	(100%)
Net impairment of assets	1,000	191,000	(99%)
Stock-based compensation	688,000	743,000	(7%)

Total research and development expenses	$9,933,000	$13,226,000	(25%)

Our research and development expenses decreased by $3,293,000, or 25%, to $9,933,000 for the year ended December 31, 2009, as compared to $13,226,000 for the prior year. The decrease in research and development expenses was primarily the result of a $2,434,000 decrease in spending related to CUDC-101 when compared to the same prior year period. We incurred significant consulting and outside costs during the year ended December 31, 2008 as we prepared and filed the investigational new drug application for CUDC-101 with the FDA. Costs incurred during the year ended December 31, 2009 were primarily comprised of costs associated with our ongoing phase I trial. In addition, spending related to CUDC-305 decreased by $610,000 as a result of the license agreement entered into with Debiopharm in August 2009. Debiopharm has assumed all future costs related to this program as of the August 2009 effective date of our agreement.

The decrease in research and development expenses is also due to our implementation of a plan to decrease spending in various research and development expense areas, particularly preclinical research in areas other than in our targeted cancer programs. Spending reductions included decreases in contract medicinal chemistry and biology work that was being performed in China, and in personnel and occupancy costs. In addition, our Hedgehog agonist program under collaboration with Wyeth concluded in February 2008. As a result of these decreases we decreased spending in our Hedgehog agonist and discovery research programs by $724,000 to $14,000 during the year ended December 31, 2009 as compared to spending of $738,000 on these programs during 2008.

Offsetting these decreases was an increase of $682,000 in spending relating to our other targeted cancer programs from the prior year as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future development. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-101 and our other targeted cancer programs.

During the year ended December 31, 2009, we also incurred expenses of $495,000 related to our Hedgehog pathway inhibitor program as compared to $457,000 during the same period in the prior year, an increase of $38,000. We made $300,000 in payments to our university licensors in each of the years ending December 31, 2009 and 2008 relating to the contingent payments we received from Genentech for the achievement of a clinical development objective during the respective periods. We expect that future payment obligations related to our Hedgehog pathway inhibitor program will continue to fluctuate in relation to future payments under this collaboration.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2009	2008
Personnel	$2,123,000	$2,298,000	(8%)
Occupancy and depreciation	344,000	376,000	(9%)
Legal services	2,543,000	1,672,000	52%
Consulting and professional services	1,548,000	1,177,000	32%
Insurance costs	282,000	352,000	(20%)
Other general and administrative expenses	696,000	922,000	(25%)
Stock-based compensation	1,166,000	1,463,000	(20%)

Total general and administrative expenses	$8,702,000	$8,260,000	5%

General and administrative expenses increased by $442,000, or 5%, to $8,702,000 for the year ended December 31, 2009 as compared to $8,260,000 for the prior year. This increase was primarily due to increased spending for consulting and legal services. Fees for legal services increased $871,000 during the year ended December 31, 2009 as compared to the prior year primarily due to costs associated with various matters, including $731,000 in preparation for an arbitration proceeding that we filed against a former collaborator in August 2009. In 2010, we incurred approximately $1,500,000 in expenses related to this matter that will be net against the settlement proceeds of $4,000,000 that we received in February 2010. Consulting services increased $371,000 primarily as the result of business development efforts used to facilitate the licensing agreement with Debiopharm.

Offsetting these increases, personnel costs decreased $175,000 due to pay decreases for executive officers implemented in the fourth quarter of 2008. In addition, other general and administrative costs decreased by $226,000 as a result of lower travel costs and stock-based compensation, which decreased by $297,000 as a result of a decline in the grant date fair values of stock options awarded in 2009 compared to 2008.

Other Income

For the year ended December 31, 2009, interest income was $222,000 as compared to $990,000 for the year ended December 31, 2008, a decrease of $768,000, or 78%. The decrease in interest income resulted primarily from lower interest rates as well as lower average cash and investment balances for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $9,823,000 for the year ended December 31, 2009, as compared to $12,123,000 for the year ended December 31, 2008.

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

Total revenues decreased by $8,022,000, or 49%, to $8,367,000 for the year ended December 31, 2008 from $16,389,000 for the prior year. Research and development revenues decreased by $2,748,000 because all research funding for programs under collaboration concluded at various times beginning in March 2007.

In addition, our license revenues decreased by $5,274,000, or 40%, to $7,853,000 for the year ended December 31, 2008 from $13,127,000 for the prior year. The decrease is primarily due to the recognition of $7,509,000 in revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech during 2007 resulting from changed facts and circumstances related to our joint steering committee performance obligations. This amount had been previously deferred indefinitely. In addition, we recorded $3,000,000 in license fee revenues received from Genentech as a contingent cash payment during the year ended December 31, 2007, and we recorded $6,000,000 in license fee revenues received from Genentech related to contingent cash payments received during the year ended December 31, 2008. License revenues recognized under our collaborations with Procter & Gamble and Wyeth decreased $1,242,000 and $336,000, respectively, as a result of the conclusion of these collaborations. These decreases were offset by $1,750,000 in license revenue recognized for the sale and assignment of our remaining BMP assets to Stryker Corporation during the year ended December 31, 2008.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2008	2007
Hedgehog pathway inhibitor	$457,000	$245,000	87%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	4,002,000	5,056,000	(21%)
Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	2,693,000	—	100%
Other targeted cancer programs	4,402,000	4,893,000	(10%)
Hedgehog small molecule agonist or protein	199,000	1,593,000	(88%)
Wnt signaling pathway	—	638,000	(100%)
Hedgehog small molecule agonist	—	23,000	(100%)
Discovery research	539,000	1,265,000	(57%)
Net impairment of assets	191,000	263,000	(27%)
Stock-based compensation	743,000	803,000	(7%)

Total research and development expense	$13,226,000	$14,779,000	(11%)

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

During the year ended December 31, 2008, we also incurred expenses of $457,000, an increase of $212,000 over the same prior year period, related to $300,000 in payments that we were required to make to our university licensors under our Hedgehog pathway inhibitor program as a result of the $6,000,000 in contingent payments received from Genentech for the achievement of clinical development objectives during 2008. During 2007, we incurred payments to these university licensors of $150,000 related to this program.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $25,035,000, excluding restricted investments of $216,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

On January 22, 2010, we entered into a placement agent agreement with RBC Capital Markets Corporation and Rodman & Renshaw, LLC relating to our registered direct offering, issuance and sale to a select group of investors of 6,449,288 units with each unit consisting of (i) one share of our common stock, par value $0.01 per share and (ii) one warrant to purchase 0.25 of a share of common stock at a price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $15,000,000.

Cash Flows

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

Net cash used in operating activities was $7,589,000 for the year ended December 31, 2009, compared to $12,441,000 for the year ended December 31, 2008. Cash used in operating activities during the year ended December 31, 2009 was primarily the result of our net loss for the period of $9,823,000. In addition, changes in certain operating assets and liabilities decreased operating cash during the year ended December 31, 2009, including a decrease of $186,000 in our accounts payable and accrued liabilities, an increase of $408,000 in our accounts receivables and an increase of $254,000 in prepaid expenses and other current assets. Offsetting these decreases were an increase in our deferred revenue of $476,000 as a result of our August 2009 license agreement with Debiopharm and noncash items, including stock-based compensation expense of $1,854,000 and depreciation expense of $751,000.

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

Investing activities provided cash of $818,000 for the year ended December 31, 2009, as compared to $5,316,000 for the year ended December 31, 2008. Cash provided by investing activities resulted principally from $844,000 and $5,376,000 in net investment sales to fund ongoing operations for the years ended December 31, 2009 and 2008, respectively.

Financing activities provided cash of approximately $3,887,000 for the year ended December 31, 2009, resulting principally from the exercise of warrants for an aggregate of 3,028,188 shares of common stock under our August 2007 private placement providing approximately $3,089,000 in proceeds. The remaining cash of $798,000 was provided by the exercise of stock options and purchases of common stock under our employee stock purchase plan. Financing activities used cash of approximately $112,000 for the year ended December 31, 2008, resulting from repayment of $401,000 on our notes with the Boston Private Bank & Trust Company, which were canceled in April 2008. This decrease in cash was offset by cash received of $289,000 upon the exercise of stock options and purchases under our employee stock purchase plan.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $717,793,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech and Debiopharm; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure you that we will attain any further revenue under any collaborations or licensing arrangements.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at December 31, 2009, together with the $15,000,000 in net proceeds from the registered direct offering we received in January 2010 and the $8,000,000 we expect to receive from Debiopharm in March 2010, should enable us to maintain current and planned operations into the first half of 2012. We currently have no planned material capital expenditures for 2010. Our current facility lease expires December 2010 and we may choose to move to another facility in 2010. Such a move may require that we make certain material capital expenditures for equipment and leasehold improvements to ensure that the facility meets our operating requirements. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates;

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Contractual Obligations

As of December 31, 2009, we had future payments required under contractual obligations and other commitments, including an operating lease related to our facility, research services agreements, consulting agreements, and license agreements, as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$948	$948	$—	$—	$—
Outside service obligations(1)	2,620	1,683	937	—	—
Licensing obligations(2)	247	247	—	—	—

Total future obligations	$3,815	$2,878	$937	$—	$—

(1)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(2)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2009.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will have to evaluate the impact of this standard on future revenue arrangements that we may enter into.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents and short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 3, 2010

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,275,433	$10,158,795
Marketable securities	17,759,464	18,694,200
Short-term investment—restricted	216,002	—
Accounts receivable	515,758	107,341
Prepaid expenses and other current assets	627,183	373,373

Total current assets	26,393,840	29,333,709

Property and equipment, net	715,429	1,448,176
Long-term investment—restricted	—	210,007
Goodwill	8,982,000	8,982,000
Other assets	7,980	7,980

	$36,099,249	$39,981,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,561,914	$1,961,439
Accrued liabilities	1,009,244	624,462
Deferred revenue	475,833	—

Total current liabilities	3,046,991	2,585,901
Other long-term liabilities	—	171,375

Total liabilities	3,046,991	2,757,276

Commitments (Notes 8 and 9)
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 68,360,067 shares issued and 67,312,360 outstanding at December 31, 2009; and 64,701,405 shares issued and 63,653,698 shares outstanding at December 31, 2008	683,601	647,014
Additional paid-in capital	751,068,635	745,360,736
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(15,904)	(12,550)
Accumulated deficit	(717,793,437)	(707,970,836)
Accumulated other comprehensive income	637	91,506

Total stockholders’ equity	33,052,258	37,224,596

	$36,099,249	$39,981,872

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2009	2008	2007
Revenues:
Research and development	$780,773	$514,099	$3,261,643
License fees	7,809,167	7,852,518	13,126,911

Total revenues	8,589,940	8,366,617	16,388,554

Costs and Expenses:
Research and development	9,932,768	13,226,449	14,779,184
General and administrative	8,702,082	8,259,812	9,983,931

Total costs and expenses	18,634,850	21,486,261	24,763,115

Loss from operations	(10,044,910)	(13,119,644)	(8,374,561)

Other Income (Expense):
Interest income	222,309	990,263	1,608,805
Other income (expense)	—	10,137	(113,644)
Interest expense	—	(3,854)	(84,843)

Total other income	222,309	996,546	1,410,318

Net loss	$(9,822,601)	$(12,123,098)	$(6,964,243)

Net Loss per Common Share (Basic and Diluted)	$(0.15)	$(0.19)	$(0.13)

Weighted Average Common Shares (Basic and Diluted)	65,060,514	63,378,159	54,914,666

Net Loss	$(9,822,601)	$(12,123,098)	$(6,964,243)
Unrealized Gain (Loss) on Marketable Securities	(90,869)	7,932	75,780

Comprehensive loss	$(9,913,470)	$(12,115,166)	$(6,888,463)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	50,381,561	$503,816	$725,271,688	$(891,274)	$(111,390)	$(688,883,495)	$7,794	$35,897,139
Issuance of common stock and warrants, net of issuance costs of $78,000	13,631,022	136,310	14,285,472	—	—	—	—	14,421,782
Other issuances of common stock	270,210	2,702	221,048	—	—	—	—	223,750
Issuance of stock to non-employees for services	6,000	60	—	—	—	—	—	60
Recognition of employee stock-based compensation	—	—	3,110,071	—	—	—	—	3,110,071
Mark-to-market on stock options to non-employees	—	—	15,120	—	(15,120)	—	—	—
Amortization of deferred compensation	—	—	—	—	80,224	—	—	80,224
Unrealized gain on marketable securities	—	—	—	—	—	—	75,780	75,780
Net loss	—	—	—	—	—	(6,964,243)	—	(6,964,243)

Balance, December 31, 2007	64,288,793	642,888	742,903,399	(891,274)	(46,286)	(695,847,738)	83,574	46,844,563
Issuances of common stock	412,612	4,126	284,601	—	—	—	—	288,727
Recognition of employee stock-based compensation	—	—	2,182,100	—	—	—	—	2,182,100
Mark-to-market on stock options to non-employees	—	—	(9,364)	—	9,364	—	—	—
Amortization of deferred compensation	—	—	—	—	24,372	—	—	24,372
Unrealized gain on marketable securities	—	—	—	—	—	—	7,932	7,932
Net loss	—	—	—	—	—	(12,123,098)	—	(12,123,098)

Balance, December 31, 2008	64,701,405	647,014	745,360,736	(891,274)	(12,550)	(707,970,836)	91,506	37,224,596
Issuances of common stock upon the exercise of warrants	3,028,188	30,282	3,058,470	—	—	—	—	3,088,752
Other issuances of common stock	630,474	6,305	791,840	—	—	—	—	798,145
Recognition of employee stock-based compensation	—	—	1,749,798	—	—	—	—	1,749,798
Mark-to-market on stock options to non-employees	—	—	107,791	—	(107,791)	—	—	—
Amortization of deferred compensation	—	—	—	—	104,437	—	—	104,437
Unrealized loss on marketable securities	—	—	—	—	—	—	(90,869)	(90,869)
Net loss	—	—	—	—	—	(9,822,601)	—	(9,822,601)

Balance, December 31, 2009	68,360,067	$683,601	$751,068,635	$(891,274)	$(15,904)	$(717,793,437)	$637	$33,052,258

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(9,822,601)	$(12,123,098)	$(6,964,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	751,213	998,596	1,302,102
Stock-based compensation expense	1,854,235	2,206,472	3,190,295
Impairment on property and equipment	1,071	191,376	352,009
Gain on sale of assets	—	—	(87,761)
Impairment of investment	—	—	145,000
Unrealized foreign currency exchange gain	—	—	(26,935)
Changes in operating assets and liabilities:
Accounts receivable	(408,417)	123,126	1,111,880
Prepaid expenses and other assets	(253,810)	(23,920)	216,953
Accounts payable and accrued and other liabilities	(186,118)	(1,961,115)	1,200,778
Deferred revenue	475,833	(1,852,518)	(9,034,315)

Total adjustments	2,234,007	(317,983)	(1,629,994)

Net cash used in operating activities	(7,588,594)	(12,441,081)	(8,594,237)

Cash Flows from Investing Activities:
Purchase of marketable securities	(35,825,838)	(35,377,459)	(37,558,691)
Sale of marketable securities	36,669,705	40,753,768	31,398,569
Increase in restricted cash/investments	(5,995)	—	(8,163)
Expenditures for property and equipment	(19,537)	(60,546)	(66,469)
Net proceeds from sale of assets	—	—	316,121

Net cash provided by (used in) investing activities	818,335	5,315,763	(5,918,633)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	14,421,782
Proceeds from other issuances of common stock	3,886,897	288,727	223,810
Repayments of notes payable and capital leases	—	(401,213)	(1,565,455)

Net cash provided by (used in) financing activities	3,886,897	(112,486)	13,080,137

Net decrease in Cash and Cash Equivalents	(2,883,362)	(7,237,804)	(1,432,733)
Cash and Cash Equivalents, beginning of period	10,158,795	17,396,599	18,829,332

Cash and Cash Equivalents, end of period	$7,275,433	$10,158,795	$17,396,599

Supplemental cash flow data
Cash paid during the year for:
Interest	$—	$6,365	$95,080

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at December 31, 2009, together with the approximately $15,000,000 in net proceeds that the Company received under its January 2010 registered direct offering and the $8,000,000 contingent payment that the Company earned under its August 2009 license agreement with Debiopharm in February 2010 (see Note 14), should enable the Company to maintain its current and planned operations into the first half of 2012. The Company’s ability to continue funding its planned operations beyond the first half of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm, its ability to control the cash burn rate and its ability to raise additional funds through equity, debt, entry into new collaborations or other sources of financing.

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

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. The Company follows the provisions of FASB Codification Topic 605, Revenue Recognition.

License Fees and Multiple Element Arrangements

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with U.S. generally accepted accounting principles (GAAP). The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

Substantive Milestone Payments.

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

relative performance or straight-line methods, as applicable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company’s revenue model until the performance conditions are met.

Reimbursement of Costs.

Reimbursement of costs is recognized as revenue provided the Company has determined that it is acting primarily as a principal in the transaction according to the provisions outlined in FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Royalty Revenue

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2009 would be classified as long-term deferred revenue. As of December 31, 2009, the Company had $476,000 in short-term deferred revenue and no long-term deferred revenue.

Summary

During the years ended December 31, 2009, 2008 and 2007, total gross revenues from major customers as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2009	2008	2007
Genentech	73%	75%	76%
Debiopharm	26%	—%	—%
Wyeth Pharmaceuticals	—%	4%	12%
Stryker Corporation	—%	21%	—%
Procter & Gamble	—%	—%	11%

(d)	RESEARCH AND DEVELOPMENT

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

Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities. In accordance with GAAP, all of the Company’s marketable securities have been designated as available-for-sale and are stated at market value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period the securities are sold.

The amortized cost, unrealized gains or losses and fair value of marketable securities available-for-sale as of December 31, 2009, with maturity dates ranging between one and twelve months and with a weighted average maturity of 3.3 months are as follows:

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Government obligations	$14,262,000	$(1,000)	$14,261,000
Corporate bonds and notes	3,497,000	1,000	3,498,000

Total marketable securities	$17,759,000	$—	$17,759,000

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

The Company has a restricted short-term investment in the amount of $216,000 at December 31, 2009 and a restricted long-term investment $210,000 at December 31, 2008. This restricted investment is comprised of a certificate of deposit pledged as collateral in connection with a facility lease agreement. The restriction expires on December 31, 2010 unless the Company elects to extend its lease. The Company had no other long-term investments as of December 31, 2009 or 2008.

(f)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value measurements based on a framework outlined by GAAP which requires expanded disclosures regarding fair value measurements. GAAP also defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

FASB Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and a restricted investment. As of December 31, 2009, the Company held cash equivalents and marketable securities of $6,422,000 and $17,759,000, respectively. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

The short-term restricted investment of $216,000 as of December 31, 2009 was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at December 31, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities at December 31, 2009.

(g)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of property and equipment and long-term deposits. The aggregate balances for these long-lived assets were $723,000 and $1,666,000 as of December 31, 2009 and 2008, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on application of GAAP. During the years ended December 31, 2009, 2008 and 2007, the Company recognized an impairment charge of $1,000, $191,000 and $352,000, respectively, related to certain equipment with no current or planned future use.

Purchased equipment is recorded at cost. The Company does not currently hold any leased equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment, computers and software	3-5 years
Leasehold improvements	Lesser of life of the lease or the life of the asset
Office furniture and equipment	5 years

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(h)	GOODWILL

As of December 31, 2009 and 2008, the Company had recorded goodwill of $8,982,000. Effective January 1, 2002, the Company applied the guidance in FASB Codification Topic 350, Intangibles – Goodwill and Other. During each of December 2009, 2008 and 2007, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2009, 2008 and 2007.

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

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan outstanding as of the respective reporting period. Antidilutive securities were 12,884,502, 15,811,573 and 15,643,657 as of December 31, 2009, 2008 and 2007, respectively, consisting of the following:

	As of December 31,
	2009	2008	2007
Stock options outstanding	11,141,831	10,450,759	9,240,966
Warrants outstanding	1,742,671	5,322,361	6,399,271
Shares issuable under ESPP	—	38,453	3,420

Total antidilutive securities	12,884,502	15,811,573	15,643,657

(k)	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which established standards for the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

accounting of transactions in which an entity exchanges its equity instruments for goods or services, and is now referred to as FASB Codification Topic 718, Compensation – Stock Compensation. Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Topic 718 requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

(l)	OPERATING LEASES

As of December 31, 2009, the Company has one facility located at 45 Moulton Street in Cambridge, Massachusetts under a noncancellable operating lease agreement for office and laboratory space. The rent payments for this facility escalate over the lease term and the Company expenses its obligations under this lease agreement on a straight-line basis over the term of the lease (see Note 8(a)).

(m)	NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of GDC-0449, a small molecule Hedgehog pathway inhibitor for the treatment of certain other solid tumor cancers. Genentech is currently conducting three clinical trials with GDC-0449 and several additional clinical studies are ongoing by third parties under a collaboration agreement between Genentech and the National Cancer Institute.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Pursuant to the agreement, Genentech made an up-front payment of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and $4,991,000 in exchange for shares of the Company’s common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and agreed to make additional contingent cash payments, assuming specified clinical development and regulatory approval objectives are met. The Company is eligible to receive up to $115,000,000 in contingent cash payments under the collaboration for the development of GDC-0449 or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which it has received $18,000,000 to date. In addition to these payments, the Company is also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, Curis is entitled to a mid- to high-single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low- to mid-single digit royalty.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech. As of December 31, 2009, the Company has incurred aggregate expenses of $900,000 in connection with its receipt of contingent cash payments from Genentech related to such licensing agreements.

The collaboration provides for the development of small molecule and antibody Hedgehog pathway inhibitors for the treatment of cancer. The development of these programs is governed by a joint steering committee which is comprised of an equal number of representatives from both the Company and Genentech to oversee the research, development and commercialization and other efforts around these programs. Each member of the joint steering committee receives the right to cast one vote, but Genentech has the final decision making authority in most matters. The joint steering committee was required to meet on at least a quarterly basis until the filing of the first investigational new drug, or IND, application for a Hedgehog pathway inhibitor product candidate, which occurred in October 2006. After such filing, the joint steering committee shall meet as often as it deems necessary and shall exist as long as any compound under the collaboration is being developed or commercialized in accordance with the contract terms.

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months.

(ii)	Accounting Summary

The Company considers its June 2003 arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on the joint steering committee. The Company applied the provisions of FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangement to determine whether the performance obligations under this collaboration could be accounted for separately or should be accounted for as a single unit of accounting. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of accounting because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. In addition, objective and reliable evidence of the fair value of the Company’s research and development services and steering committee participation could not be determined.

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

During the fourth quarter of 2007, the Company reassessed its participation on the joint steering committee and concluded that its participation in the joint steering committee had become inconsequential and perfunctory. Specifically, the Company believed that its participation on the joint steering committee was no longer essential to the development of Hedgehog pathway inhibitor compounds under the collaboration with Genentech, and the fair value or cost, if any, of completing the Company’s obligation was insignificant in relation to the non-refundable up-front license fee and maintenance payments received from Genentech that have been allocated to the single unit of accounting. As a result, the Company recorded the $7,509,000 in up-front license fee and maintenance fee payments as license revenues for the year ended December 31, 2007.

The Company received payments from Genentech totaling $6,000,000 during 2009, $6,000,000 during 2008 and $3,000,000 during 2007 for the achievement of certain clinical development objectives related to GDC-0449. As the Company did not have any further performance obligations under the collaboration, the Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company also recorded revenue within “Research and development contracts” of $229,000, $282,000 and $322,000, respectively, as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of FASB Codification Topic 605-45 are met.

(b)	DEBIOPHARM AUGUST 2009 LICENSE AGREEMENT

(i)	Agreement Summary

In August 2009, the Company entered into a license agreement with Debiopharm, pursuant to which the Company has granted to Debiopharm a worldwide, exclusive royalty-bearing license, with the right to grant sublicenses, to develop, manufacture, market and sell any product containing Curis’ Hsp90 inhibitor technology, including its lead Hsp90 compound under development, CUDC-305, which Debiopharm has since renamed Debio 0932. Debiopharm has assumed all future development responsibility and all future costs related to the development, registration and commercialization of products under the agreement.

Pursuant to the terms of the agreement, the Company has agreed to use its reasonable commercial efforts to transfer to Debiopharm know how, information and clinical materials necessary for Debiopharm to continue the development of products in accordance with the development plan outlined in the agreement, all of which occurred as of December 31, 2009. Furthermore, at no cost to Debiopharm, the Company will provide a reasonable amount of technical, scientific and intellectual property support to the development plan, as requested by Debiopharm, during the first six months of the agreement.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

As consideration for the exclusive license rights provided in the agreement, and subject to the terms of the agreement, Debiopharm has agreed to pay the Company up to an aggregate of $90,000,000 comprised of the following:

•	a $2,000,000 up-front license fee, which the Company received in September 2009, upon the transfer to Debiopharm of certain information specified in the agreement;

•

an $8,000,000 payment upon the first regulatory approval in a major market country of an open investigational new drug application in the U.S. or a clinical trial application in Europe to initiate human clinical trials, which the Company earned in February 2010 (see Note 14);

•	a payment upon the administration of Debio 0932 in the fifth patient in the first phase I clinical trial; and

•	additional contingent payments assuming the successful achievement of additional specified clinical development and regulatory approval objectives.

In addition, Debiopharm will pay the Company:

•	up to $524,000 for certain clinical materials from the Company’s available stock, if and when requested by Debiopharm;

•	a specified percentage of all sublicensing payments received by Debiopharm and its affiliates from sublicensees;

•	a specified percentage of royalties Debiopharm and its affiliates receive from sublicensees; and

•	a specified percentage of royalties on net sales of products by Debiopharm or its affiliates.

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

The Company considers its arrangement with Debiopharm to be a revenue arrangement with multiple deliverables, or performance obligations. The Company’s substantive performance obligations under this collaboration included an exclusive license to its Hsp90 inhibitor technologies, a reasonable amount of technical, scientific and intellectual property support to the development plan, as requested by Debiopharm, during the first six months of the agreement and participation on a steering committee for which the Company received a $2,000,000 up-front, nonrefundable license fee. The Company applied the provisions of FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangements, to determine whether the performance obligations under this collaboration could be accounted for separately or as a single unit or multiple units of accounting. The Company determined

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

that these performance obligations represented a single unit of accounting, since, initially, the license does not have stand-alone value to Debiopharm without its technical expertise and steering committee participation during the initial six-month period. In addition, objective and reliable evidence of the fair value of the Company’s technical support and steering committee participation could not be determined.

The Company will also provide clinical materials to Debiopharm, if and when requested, for which the Company will receive additional consideration. The Company has determined that this deliverable is a separate unit of accounting from the license and related support, and consideration received would be recognized as revenue in accordance with our revenue policy. During the year ended December 31, 2009, the Company recorded revenue within “Research and development” of $532,000 related to clinical materials expensed by Curis and purchased by Debiopharm. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Considerations are met. As of December 31, 2009, the Company had recorded $313,000 as amounts receivable from Debiopharm under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

The Company’s ongoing substantive performance obligations for this single unit of accounting under this collaboration consist of support to Debiopharm during the initial six months of the agreement and participation on a joint steering committee. The joint steering committee is comprised of four members, two from each company. Debiopharm retains final decision making authority on all development, commercialization, marketing, manufacturing and regulatory matters relating to any product candidates. The joint steering committee’s function is limited to facilitation of the collaboration, including providing a contractual mechanism of information exchange related to the product candidates being developed. The joint steering committee has no authority to make changes to the development plan, which can only be revised by Debiopharm upon advance notice to the Company. The Company has determined that its joint steering committee obligation is participatory for the initial six-month period in which it is also required to provide technical support. The Company’s main contribution during this time is to support Debiopharm’s preparation of the clinical trial application filing with regulatory authorities, which was filed in the fourth quarter of 2009. After January 2010, substantially all activities around the implementation and management of the development plan become the sole responsibility of Debiopharm, at which time, the Company believes that its role on the joint steering committee becomes protective and inconsequential or perfunctory. The Company has therefore estimated that its participation on the joint steering committee should only factor into the performance period as it relates to the six-month period in which the Company has a participatory role. Because the Company estimates that its level of effort would be consistent over the six-month term of the arrangement, the Company is accounting for the arrangement under the proportional performance method.

The $2,000,000 up-front fee is being recognized ratably as the research and joint steering committee services are being provided over the estimated six-month performance period, through January 2010, at a rate of $333,000 per month. During the year ended December 31, 2009, the Company recorded revenue of $1,667,000 related to the Company’s efforts under the Debiopharm arrangement, which was recorded in “License Fees” in the Company’s Revenues section of its Consolidated Statement of Operations.

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

(c)	GENENTECH APRIL 2005 WNT DRUG DISCOVERY COLLABORATION

(i)	Collaboration Summary

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

Under the terms of the agreement, the Company had primary responsibility for research and development activities through March 2007 and Genentech is primarily responsible for clinical development, manufacturing, and commercialization of products that may result from the collaboration. Genentech paid the Company an up-front license fee of $3,000,000 and paid the Company $5,270,000 for research and development activities during the two-year research term which ended March 31, 2007. Genentech will make cash payments to the Company that are contingent upon the successful achievement of certain preclinical and clinical development objectives and drug approval objectives. Genentech will also pay the Company royalties on net product sales if product candidates derived from the collaboration are successfully developed. If Genentech does not advance drug candidates generated under this collaboration beyond the discovery research stage, the Company is not entitled to receive any future cash payments under this collaboration. The Company can not predict whether Genentech will pursue the further development of drug candidates under the agreement and/or whether any development objectives for which the Company may be entitled to a cash payment will be achieved.

(ii)	Accounting Summary

The Company considered this arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration included an exclusive license to its technologies in this signaling pathway and certain performance obligations, including research services and participation on a steering committee for two years. The Company applied the provisions of FASB Codification Topic 605-25 and determined that these deliverables represented a single unit of accounting, since the Company believed that the license did not have stand-alone value to Genentech without the Company’s research services and steering committee participation during certain phases of research and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The Company’s performance obligations under this collaboration consist of participation on a steering committee and the performance of research services. Because the Company believed that it could reasonably estimate its level of effort over the term of the arrangement, the Company accounted for the arrangement under the relative performance method. The $3,000,000 up-front fee plus $5,270,000, the total amount of research funding which the Company was entitled to for providing full-time equivalents during the two year research term, was attributed to the research services.

The Company recorded revenue under this collaboration of $1,577,000 during the year ended December 31, 2007. Of this amount, approximately $938,000 was attributed to the amortization of the up-front license fee and is included in “License fees” within the Revenues section of the Company’s Consolidated Statement of Operations for the year ended December 31, 2007. In addition, the Company recorded $639,000 related to research services performed by the Company’s full-time equivalent researchers for the year ended December 31, 2007, and is included within “Research and development contracts” within the Revenues section of the Company’s Consolidated Statement of Operations. No revenues were recognized under this agreement with Genentech in 2009 and 2008.

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

On December 27, 2007, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $1,750,000 in cash in exchange for the sale and assignment of all of the Company’s remaining BMP assets. As a result of the transaction, Stryker assumed all future costs subsequent to the December 27, 2007 effective date related to maintenance and prosecution of the patent portfolio. The Company completed the transfer of all assets during the first quarter of 2008, at which time no material ongoing performance obligations remained under the agreement. Accordingly, the Company recorded $1,750,000 as license revenue within the Revenues section of the Consolidated Statement of Operations for the year ended December 31, 2008. No revenues were recognized under this agreement in 2009.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

The Company considered its arrangement with Wyeth to be a revenue arrangement with multiple deliverables, or performance obligations. The Company’s performance obligations under this collaboration included an exclusive license to its Hedgehog agonist technologies and performing services, including research and development services for at least two years and participation on a steering committee. The Company applied the provisions of FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangements, to determine whether the performance obligations under this collaboration could be accounted for separately or as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting, since the Company believed that the license did not have stand-alone value to Wyeth without its research services and steering committee participation and because objective and reliable evidence of the fair value of the Company’s research and steering committee participation could not be determined. Because the Company believed that it could reasonably estimate its level of effort over the term of the arrangement, the Company accounted for the arrangement under the relative performance method.

The $1,362,000 up-front license fee plus $7,250,000, the total amount of research funding which the Company was entitled to for providing an average of 7.25 full-time equivalents over the four-year performance period at a rate of $250,000 each (eight full-time equivalents over the first three years and five full-time equivalents over the last year), was attributed to the research services.

During the years ended December 31, 2008 and 2007, the Company recorded revenue of $299,000 and $1,968,000, respectively, related to the Company’s research efforts under the Wyeth arrangement, of which $103,000 and $439,000, respectively, were recorded in “License Fees” and $196,000 and $1,332,000, respectively, were recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. Included within “Research and development contracts”, the Company recorded $62,000 and $197,000 for the years ended

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2008 and 2007, respectively, as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. No revenues were recognized under this agreement in 2009.

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

Under the agreement, Procter & Gamble paid the Company an up-front license fee of $500,000, $920,000 for research and development activities during the research term which ended November 2007 and a contingent cash payment of $1,000,000 related to achievement of a development objective outlined in the agreement.

The Company recorded revenue under this collaboration of $1,878,000 during the year ended December 31, 2007. Of this amount, $1,242,000 were attributed to the amortization of (i) the up-front license fee and (ii) a contingent cash payment that did not constitute a substantive milestone since the successful achievement of these objectives did not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. This amount is included in the “License fees” line item within the Revenues section of the Company’s Consolidated Statement of Operations for the year ended December 31, 2007. Of the remaining amounts for the year ended December 31, 2007, $548,000 was related to research services performed by the Company’s two full-time equivalents, and $88,000 related to expenses incurred on behalf of Procter & Gamble by the Company for which Procter & Gamble was obligated to reimburse the Company. These amounts are included within the “Research and development contracts” line item within the Revenues section of the Company’s Consolidated Statement of Operations. The Company did not record any revenues under this agreement for the years ended December 31, 2009 and 2008.

(5)	STOCK PLANS AND STOCK BASED COMPENSATION

2000 Stock Incentive Plan

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Stock Incentive Plan (the 2000 Plan), which permits the grant of incentive and non-qualified options to purchase the Company’s common stock as well as the issuance of restricted common stock and other stock-based awards. Beginning on January 1, 2001 and continuing through January 1, 2010, the number of shares of common stock reserved for issuance under the 2000 Plan was automatically increased by the lesser of 1,000,000 shares or 4% of outstanding stock on January 1 of each year. As of December 31, 2009, the number of shares of common stock reserved for issuance under the 2000 Plan is 19,000,000 and 4,247,982 shares are available for grant under the 2000 Plan, which terminates March 28, 2010. The Company intends to implement a new plan in 2010, subject to stockholder approval.

The 2000 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Awards of stock may be made to consultants, directors, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

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

During the year ended December 31, 2009, the Company’s Board of Directors granted options to purchase 1,160,000 shares of the Company’s common stock to officers and employees of the Company under the 2000 Plan. These options become exercisable or “vest” over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

During the year ended December 31, 2009, the Company’s Board of Directors also granted options to its non-employee directors to purchase 175,000 shares of common stock under the 2000 Plan. All of these options were fully vested on the grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market for the grant date.

On October 24, 2008, in consideration for the reduction of his annual base salary, the Board of Directors granted to the Chief Operating and Chief Financial Officer a restricted stock award under the 2000 Plan for 79,113 shares of common stock at a purchase price of $0.01 per share which vested monthly over a twelve-month period beginning November 24, 2008. The only substantive restriction on the award related to a one-year service condition to achieve full vesting of the award. The restricted common stock was subject to a right of repurchase by the Company, which lapsed on October 24, 2009. The closing price of the common stock on October 24, 2008 was $0.79 per share, which was also the weighted average grant date fair value of the restricted stock. Accordingly, the Company recognized $62,000 in compensation expense over the one-year period; $52,000 for the year ended December 31, 2009 and $10,000 for the year ended December 31, 2008. No shares of common stock granted under this award remained unvested at December 31, 2009.

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

During the year ended December 31, 2009, the Company’s Board of Directors granted options to its Board of Directors to purchase 45,000 shares of common stock under the 2000 Director Plan, which fully vested on the grant date of February 5, 2009. The exercise price of each of these options is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. As of December 31, 2009, the number of shares of common stock subject to issuance under the 2000 Director Plan is 500,000 and there are no shares available for future grant under this plan.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted and, in June 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan (the ESPP). The Company has reserved 1,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. During the year ended December 31, 2009, 192,672 shares were issued under the ESPP and there are no shares available for future purchase under the ESPP.

A summary of stock option activity under the 2000 Plan and the 2000 Director Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2008 (7,218,825 exercisable at weighted average price of $3.23 per share)	10,450,759	$2.67
Granted—employees	1,380,000	1.18
Exercised	(437,802)	1.43
Cancelled	(251,126)	4.24

Outstanding, December 31, 2009 (8,068,622 exercisable at weighted average price of $2.95 per share)	11,141,831	$2.50

Vested and unvested expected to vest	11,037,639	$2.51

The table below summarizes options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.79 - $1.09	1,963,125	8.25	$1.00	763,687	$0.97
1.20 - 1.39	2,087,979	7.31	1.38	1,048,315	1.38
1.43 - 1.57	2,702,220	6.27	1.50	2,044,400	1.51
1.67 - 3.63	1,862,671	4.04	2.49	1,693,608	2.53
3.75 - 4.90	1,869,000	3.93	4.15	1,861,776	4.15
4.95 - 29.26	656,836	1.84	9.96	656,836	9.96

	11,141,831	5.79	$2.50	8,068,622	$2.95

At December 31, 2009, the aggregate intrinsic value of employee options outstanding was $14,248,000, of which $8,293,000 related to exercisable options, and the weighted average remaining contractual life of vested stock options was 5.82 years. The weighted average grant-date fair values of stock options granted during the years ended December 31, 2009, 2008 and 2007 were $0.82, $0.91 and $1.10, respectively. As of December 31, 2009, there was approximately $2,171,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the 2000 Plan that is expected to be recognized as expense over a weighted average period of 2.6 years. The intrinsic value of employee stock options exercised during

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

the years ended December 31, 2009, 2008 and 2007 were $515,000, $38,000 and $13,000, respectively. The total fair value of vested stock options for the years ended December 31, 2009, 2008 and 2007 were $1,593,000, $2,003,000 and $3,300,000, respectively.

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee option grants issued in each of the following years:

	For the Year Ended December 31,
	2009	2008	2007
Expected term (years)—Employees	6.0	3.0-6.0	5.5-7.0
Expected term (years)—Directors	6.0	7.0	7.0
Risk-free interest rate	2.1-2.6%	1.7-3.4%	3.6-4.9%
Expected volatility	67-82%	71-93%	90-97%
Expected dividend yield	None	None	None

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

The stock price volatility and expected terms utilized in the calculation involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. GAAP also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management calculated an estimated annual pre-vesting forfeiture rate that is derived from historical employee termination behavior since the inception of the Company, as adjusted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Compensation expense recognized under ESPP	$72,000	$73,000	$64,000
Expected term	6 months	6 months	6 months
Risk-free interest rate	0-0.3%	0-1.9%	3.3-5.0%
Volatility	70-86%	75-86%	64-71%
Dividends	None	None	None

Stock-based compensation for employees for the years ended December 31, 2009, 2008 and 2007 of $1,750,000, $2,182,000 and $3,105,000, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized (see Note 10).

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services. The options are typically issued at their fair market value on the date of grant and have

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

various vesting dates from date of grant, ranging from several months up to four years. In addition, certain non-employee options may vest only upon the achievement of performance objectives. Should the Company terminate the consulting agreements, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $104,000, $24,000 and $85,000 related to non-employee stock options and stock awards for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had recorded $16,000 in deferred compensation related to unvested non-employee options.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year ended December 31,
	2009	2008	2007
Research and development expenses	$688,000	$743,000	$803,000
General and administrative expenses	1,166,000	1,463,000	2,387,000

Total stock-based compensation expense	$1,854,000	$2,206,000	$3,190,000

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Laboratory equipment, computers and software	$3,203,000	$3,971,000
Leasehold improvements	6,258,000	6,254,000
Office furniture and equipment	307,000	380,000

	9,768,000	10,605,000
Less—Accumulated depreciation and amortization	(9,053,000)	(9,157,000)

Total	$715,000	$1,448,000

The Company recorded depreciation and amortization expense of $751,000, $999,000 and $1,302,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, the Company identified certain of its fully depreciated assets that were no longer being used. As a result, the Company wrote off gross assets, and related accumulated depreciation, totaling $857,000.

The Company will continue to review its estimate of remaining useful lives related to assets currently being used on the Company’s remaining programs. Any future changes to the estimated useful lives of the Company’s assets could have a material impact on its financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(7)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued compensation	$501,000	$111,000
Professional fees	157,000	137,000
Facility-related costs	194,000	262,000
Other	157,000	114,000

Total	$1,009,000	$624,000

(8)	COMMITMENTS

(a)	OPERATING LEASES

The Company has a noncancellable operating lease agreement for office and laboratory space that expires on December 31, 2010. The Company’s remaining operating lease commitments for all leased facilities is $948,000 for the year ending December 31, 2010. The Company expects that it will enter into a new lease agreement during the first half of 2010 at either its current or a new location, but currently has no obligations beyond 2010.

Rent expense for all operating leases was $776,000, $776,000 and $541,000 for the years ended December 31, 2009, 2008 and 2007, respectively, net of settlement proceeds received during 2007 and facility sublease income of $262,000 in 2007.

(b)	LICENSE AGREEMENTS

The Company licenses a significant portion of its technology from several universities and foundations. In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pays an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as incurred and expects to expense royalty payments as related future product sales, if any, are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses of $193,000, $165,000 and $199,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(9)	WARRANTS

As of December 31, 2009, the Company has warrants to purchase an aggregate of 1,742,671 shares of its common stock outstanding. These warrants are issued in connection with an August 2007 private placement in which the Company issued warrants to purchase 4,770,859 shares of its common stock at an exercise price of $1.02 per share, all of which has been accounted for as equity in accordance with GAAP. The warrants are generally exercisable for cash until August 8, 2012. During the year ended

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

December 31, 2009, certain of these warrants were exercised to purchase an aggregate of 3,028,188 shares of the Company’s common stock, providing approximately $3,089,000 in cash proceeds to the Company.

The warrants include a mandatory conversion provision such that, in the event that the closing price of the Company’s common stock as listed on NASDAQ equals or exceeds $2.50 per share for thirty consecutive days, then the Company may require the mandatory exercise of the warrants provided that the Company simultaneously requires the mandatory exercise of all warrants then outstanding under this private placement. On the thirty-day period ending January 4, 2010, the closing price of the Company’s common stock had exceeded $2.50 per share for 30 consecutive days and the Company had provided notice of the mandatory exercise provision of the warrants. In February 2010, the Company received proceeds of $1,778,000 upon the exercise of the remaining warrants to purchase 1,742,671 shares of the Company’s common stock under this private placement.

(10)	INCOME TAXES

For the years ended December 31, 2009, 2008 and 2007, the Company did not record any federal or state income tax expense given its continued operating losses.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0%	5.7%	5.2%
Research and development tax credits	2.6%	3.3%	7.4%
Deferred compensation	(1.6%)	(3.2%)	(6.9%)
NOL expirations	(36.1%)	(53.7%)	(70.3%)
Effect of change in state rate	(11.9%)	—%	—%
Other	(1.5%)	(2.6%)	(0.2%)
Net increase (decrease) in valuation allowance	8.5%	16.5%	30.8%

Effective income tax rate	—%	—%	—%

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The principle components of the Company’s deferred tax assets at December 31, 2009 and 2008, respectively are as follows:

	December 31,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$69,825,000	$69,826,000
Research and development tax credit carryforwards	9,944,000	9,814,000
Depreciation and amortization	1,899,000	1,819,000
Capitalized research and development expenditures	22,837,000	24,295,000
Deferred revenue	187,000	—
Impairment of investments	121,000	124,000
Stock options	2,171,000	1,864,000
Accrued expenses and other	64,000	140,000

Total Gross Deferred Tax Asset	107,048,000	107,882,000
Valuation Allowance	(107,048,000)	(107,882,000)

Net Deferred Tax Asset	$—	$—

The classification of the above deferred tax assets is as follows:

	December 31,
	2009	2008
Deferred Tax Assets:
Current deferred tax assets	$245,000	$127,000
Non-current deferred tax assets	106,803,000	107,755,000
Valuation Allowance	(107,048,000)	(107,882,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2009, the Company had federal and state net operating losses (“NOLs”) of $197,880,000 and $48,218,000, respectively, and federal and state research and experimentation credit carryforwards of approximately $8,114,000 and $2,773,000, respectively, which will expire at various dates starting in 2010 through 2029. The Company had $8,082,000 of federal net operating losses generated in 1994 and $9,231,000 of Massachusetts net operating losses generated in 2004 that expired in 2009. As required by GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $107,048,000 has been established at December 31, 2009. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

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

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

because the Company continues to maintain a full valuation allowance on its NOL and R&D credit carryforwards. In addition, there could be additional ownership changes in the future, which may result in additional limitations in the utilization of the carryforward NOLs and credits, and the Company does not expect to have any taxable income for the foreseeable future.

In June 2006, the FASB Codification Topic 740, Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted Topic 740 on January 1, 2007. At the adoption date of January 1, 2007, and also at December 31, 2009, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 1995 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States (“U.S.”), as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

(11)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. For the years ended December 31, 2009 and 2007, the Board of Directors authorized matching contributions of $249,000 and $129,000, respectively. The Board of Directors did not authorize matching contributions for the year ended December 31, 2008.

(12)	RELATED PARTY TRANSACTIONS

The Company and Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, entered into a consulting agreement, which was approved by the Board of Directors on August 23, 2006 with an effective date of June 19, 2006, the date on which Dr. Davie commenced the performance of consulting services for the Company as the Interim Chief Scientific Officer, as amended on October 30, 2006. This agreement expired on June 19, 2007 in accordance with its terms. In consideration for the services rendered by Dr. Davie to the Company, the Company agreed to pay Dr. Davie compensation in the amount of $4,000 per day for each day of consulting work, or $500 per hour for portions thereof. For the year ended December 31, 2007, the Company had incurred $8,000 in related consulting expenses in its Consolidated Statement of Operations.

On September 14, 2006, the Company and Dr. Davie entered into a Scientific Advisory and Consulting Agreement pursuant to which Dr. Davie agreed to serve as Chairman of the Company’s Scientific Advisory Board. The term of this agreement is for a period of five years. Either party may terminate this agreement by providing thirty days’ written notice to the other party. In consideration for the

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

services rendered by Dr. Davie to the Company, the Company agreed to pay Dr. Davie an annual retainer of $25,000. Such retainer became effective upon the expiration of the consulting agreement for services as interim Chief Scientific Officer on June 19, 2007. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $25,000, $25,000 and $13,000, respectively, in Scientific Advisory Board services provided by Dr. Davie. As of December 31, 2009, $6,000 was included in “Accounts payable” in the Company’s Consolidated Balance Sheet.

In connection with the Scientific Advisory Board agreement, the Board also granted to Dr. Davie an option, pursuant to the 2000 Plan, to purchase 35,000 shares of common stock of the Company at an exercise price equal to $1.72, which was the closing price of the common stock of the Company on the NASDAQ Global Market on September 14, 2006, the date of grant. These options vest quarterly over a four-year period.

(13)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$6,037,127	$63,263	$765,313	$1,724,237
Income (loss) from operations	1,025,994	(4,247,658)	(4,097,159)	(2,726,087)
Income (loss) applicable to common stockholders	1,125,059	(4,181,386)	(4,060,296)	(2,705,978)
Basic and diluted net income (loss) per share	$0.02	$(0.07)	$(0.06)	$(0.04)
Shares used in computing basic net income (loss) per share	63,595,755	63,654,519	66,270,778	66,673,878
Shares used in computing diluted net income (loss) per share	68,455,453	63,654,519	66,270,778	66,673,878

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,067,583	$3,107,810	$86,721	$3,104,503
Loss from operations	(3,823,723)	(2,217,682)	(4,775,516)	(2,302,723)
Loss applicable to common stockholders	(3,430,667)	(1,964,556)	(4,571,451)	(2,156,424)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.07)	$(0.03)
Shares used in computing basic and diluted net loss per share	63,245,538	63,337,647	63,435,070	63,492,498

The net loss amount presented above for the quarter ending December 31, 2009 includes $1,000,000 of license revenue recognized under the Debiopharm August 2009 license agreement.

The net loss amount presented above for the quarter ending December 31, 2008 includes $3,000,000 of license revenue recognized under the Genentech June 2003 collaboration.

(14)	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The following subsequent events were not recognized in the financial statements as of December 31, 2009:

Registered Direct Offering

On January 22, 2010, the Company entered into a placement agent agreement with RBC Capital Markets Corporation and Rodman & Renshaw, LLC relating to the Company’s registered direct offering, issuance and sale to a select group of investors of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock, par value $0.01 per share and (ii) one warrant to purchase 0.25 of a share of common stock at a purchase price of $2.52 per unit. The initial per share exercise price of the warrants is $3.55. The warrants are exercisable at any time on or after the date of issuance and will be exercisable for a period of five years, ending January 27, 2015. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $15,000,000.

Contingent Payment under Debiopharm Agreement

In February 2010, Debiopharm notified the Company that French regulatory authorities had accepted its clinical trial application for Debio 0932, an Hsp90 inhibitor. As a result, the Company has earned an $8,000,000 payment from Debiopharm under the parties’ August 2009 license agreement. The Company expects that it will receive this payment during the first quarter of 2010.

Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting is tied to a performance condition. These options immediately vest upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s targeted cancer programs that includes an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company and subject to the employee’s continued employment. The Company’s Compensation Committee of its Board of Directors has determined that this $8,000,000 payment, in addition to the $2,000,000 license fee paid by Debiopharm in August 2009, met the performance condition underlying these options as the total cash consideration received will equal $10,000,000. Receipt of this payment will result in the acceleration of vesting of these options and the Company will record approximately $467,000 in additional stock compensation expense during the first quarter of 2010.

In February 2010, the Compensation Committee of the Company’s Board of Directors approved discretionary bonuses to its executive officers for an aggregate of $475,000. Payments of these bonuses are tied to the achievement of regulatory milestones by Debiopharm and the receipt of related contingent cash payments from Debiopharm, including two-thirds due from the acceptance of its clinical trial application noted above and one-third due upon treatment of the fifth patient in the phase I clinical trial. Because the payment from Debiopharm was contingent upon acceptance of its application by a regulatory authority and outside of the control of Debiopharm or the Company, regulatory approval and related payment of the $8,000,000 was not considered probable at December 31, 2009. As a result, none of the bonuses were accrued liabilities as of December 31, 2009. Since acceptance occurred during the first quarter of 2010, the Company expects that it will recognize the related expense in the three months ended March 31, 2010.

Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company with the American Arbitration Association, relating to a June 2001 Agreement for the Purchase and Sale of Single Chain Peptide

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Business between the Company and Micromet’s wholly owned subsidiary Micromet AG under which Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to this agreement, Micromet has made a final payment of $4,000,000 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 agreement. During 2010, the Company incurred approximately $1,500,000 in legal fees and expenses through the settlement date which will be applied against these proceeds for the quarter ended March 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information concerning directors that is required by this Item 10 is set forth in our proxy statement for our 2010 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in our proxy statement for our 2010 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is set forth in our proxy statement for our 2010 annual meeting of stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth in our proxy statement for our 2010 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth in our proxy statement for our 2010 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2010

/S/ MICHAEL P. GRAY Michael P. Gray	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

/S/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	March 3, 2010

/S/ SUSAN B. BAYH Susan B. Bayh	Director	March 3, 2010

/S/ JOSEPH M. DAVIE Joseph M. Davie	Director	March 3, 2010

/S/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 3, 2010

/S/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	March 3, 2010

/S/ JAMES R. TOBIN James R. Tobin	Director	March 3, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3(333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1(333-50906)	11/29/00	3.2

3.4	Amendment to Amended and Restated By-laws of Curis, Inc.	8-K	09/24/07	3.1

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, dated as of September 18, 2007, between Curis and Daniel R. Passeri	8-K	09/24/07	10.1

#10.2	Amendment to Employment Agreement, dated as of October 31, 2006, to the employment agreement dated September 20, 2001, by and between Curis and Daniel R. Passeri	8-K	11/02/06	10.2

#10.3	Amendment to Employment Agreement, dated as of October 27, 2008, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri	10-Q	10/28/08	10.1

#10.4	Offer Letter, dated as December 10, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.5	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	8-K	11/02/06	10.3

#10.6	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	10-Q	10/28/08	10.2

#10.7	Offer Letter, dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.5

#10.8	Amendment to Offer Letter, dated as of May 10, 2002, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.6

#10.9	Amendment to Offer Letter, dated as of December 14, 2006, to the offer letter dated May 2, 2001, as amended on May 10, 2002, by and between Curis and Changgeng Qian	10-K	3/14/08	10.7

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.10	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-Q	10/28/08	10.3

#10.11	Offer Letter, dated January 11, 2001, by and between Curis and Mark W. Noel	10-K	03/02/07	10.6

#10.12	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	8-K	11/02/06	10.4

#10.13	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	10-Q	10/28/08	10.4

#10.14	Consulting Agreement dated June 19, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	08/29/06	10.1

#10.15	First Amendment to Consulting Agreement, dated as of October 30, 2006, between Curis and Joseph M. Davie, Ph.D., M.D.	8-K	11/02/06	10.1

#10.16	Scientific Advisory Agreement dated September 14, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	09/19/06	10.2

#10.17	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.18	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors named on Schedule I thereto	10-Q	08/09/05	10.5

#10.19	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.20	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.21	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.22	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.23	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.24	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

			Incorporated by Reference
Exhibit No.		Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

		Material contracts—Leases

	10.25	Lease, dated November 16, 1995, as amended, between Ontogeny, Inc., Moulton Realty Corporation and the trustees of Moulton Realty Trust relating to the premises at 33 and 45 Moulton Street, Cambridge, Massachusetts	S-4 (333-32446)	03/14/00	10.42

	10.26	Lease, dated March 15, 2001, between Curis and Moulton Realty Company relating to the premises at 61 Moulton Street, Cambridge, Massachusetts	10-K	03/30/01	10.3

	10.27	Amendment to Lease, dated August 9, 2002, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	11/12/02	10.1

	10.28	Second Amendment to Leases, dated August 17, 2004, between Curis and FPRP Moulton LLC relating to the premises at 25, 27, 33, 45 and 61 Moulton Street, Cambridge, Massachusetts	10-Q	10/26/04	10.1

		Material contracts—License and Collaboration Agreements

†	10.29	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

†	10.30	Drug Discovery and Collaboration Agreement dated April 1, 2005 by and between Curis, Inc. and Genentech, Inc.	10-Q	4/29/05	10.1

	10.31	License Agreement, dated August 5, 2009, by and between the Company and Debiopharm S.A	10-Q	10/29/09	10.1

		Material contracts—Miscellaneous

	10.32	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

	10.33	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

	10.34	Common Stock Purchase Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Common Stock Purchase Agreement and Waiver, dated August 7, 2007	8-K	08/09/07	10.1

	10.35	Common Stock Purchase Agreement, dated as of August 7, 2007, by and among the Company and the Purchasers (as defined therein)	8-K	08/09/07	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.36	Registration Rights Agreement, dated as of August 6, 2007, by and among the Company and the Purchasers (as defined therein), as amended by Amendment to Registration Rights Agreement, dated August 7, 2007	8-K	08/09/07	10.3

10.37	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 6, 2007, as amended on August 7, 2007	8-K	08/09/07	10.4

10.38	Form of Warrant, dated August 8, 2007, issued pursuant to the Common Stock Purchase Agreement, dated as of August 7, 2007	8-K	08/09/07	10.5

10.39	Placement Agent Agreement, dated January 22, 2010, by and among the Company, RBC Capital Markets Corporation and Rodman & Renshaw, LLC	8-K	1/22/10	1.1

10.40	Form of Subscription Agreement, dated as of January 22, 2010, by and among the Company and the Investors	8-K	1/22/2010	10.1

10.41	Form of Warrant, dated January 22, 2010, issued pursuant to the Subscription Agreement, dated as of January 22, 2010	8-K	1/22/2010	4.1

	Code of Conduct

14	Code of Business Conduct and Ethics	10-K	03/01/04	14

	Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

E-4