Form 10-Q
period 2010-03-31
CURIS INC
filed 2010-05-06
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 3, 2010, there were 75,617,689 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,473,384	$7,275,433
Marketable securities	37,259,783	17,759,464
Short-term investment – restricted	216,002	216,002
Accounts receivable	57,354	515,758
Prepaid expenses and other current assets	286,223	627,183

Total current assets	49,292,746	26,393,840

Property and equipment, net	534,630	715,429
Goodwill	8,982,000	8,982,000
Other assets	7,980	7,980

Total assets	$58,817,356	$36,099,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,448,629	$1,561,914
Accrued liabilities	719,996	1,009,244
Deferred revenue	—	475,833

Total current liabilities	2,168,625	3,046,991
Warrants	3,087,165	—

Total liabilities	5,255,790	3,046,991

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 76,647,896 shares issued and 75,600,189 shares outstanding at March 31, 2010; and 68,360,067 shares issued and 67,312,360 outstanding at December 31, 2009	766,479	683,601
Additional paid-in capital	766,721,062	751,068,635
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(9,162)	(15,904)
Accumulated deficit	(713,009,172)	(717,793,437)
Accumulated other comprehensive income (loss)	(16,367)	637

Total stockholders’ equity	53,561,566	33,052,258

Total liabilities and stockholders’ equity	$58,817,356	$36,099,249

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Research and development	$82,501	$37,127
License fees	12,475,833	6,000,000

Total Revenues	12,558,334	6,037,127

COSTS AND EXPENSES:
Research and development	2,467,804	2,916,059
General and administrative	4,426,445	2,095,074

Total costs and expenses	6,894,249	5,011,133

Income from operations	5,664,085	1,025,994

OTHER INCOME (EXPENSE):
Interest income	26,789	99,065
Change in fair value of warrant liability	(906,609)	—

Total other income (expense), net	(879,820)	99,065

Net income	$4,784,265	$1,125,059

Basic net income per common share	$0.07	$0.02

Diluted net income per common share	$0.06	$0.02

Basic weighted average common shares	72,889,133	63,595,755

Diluted weighted average common shares	76,282,898	68,455,453

Net income	$4,784,265	$1,125,059
Unrealized loss on marketable securities	(17,004)	(43,707)

Comprehensive income	$4,767,261	$1,081,352

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,784,265	$1,125,059

Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	180,799	191,168
Stock-based compensation expense	1,069,565	599,238
Change in fair value of warrant liability	906,609	—
Changes in operating assets and liabilities:
Accounts receivable	458,404	70,214
Prepaid expenses and other assets	340,960	(109,227)
Accounts payable and accrued liabilities	(402,533)	(675,633)
Deferred revenue	(475,833)	—

Total adjustments	2,077,971	75,760

Net cash provided by operating activities	6,862,236	1,200,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(27,484,583)	(12,242,875)
Sale of marketable securities	7,967,260	10,681,229
Purchases of property and equipment	—	(7,471)

Net cash used in investing activities	(19,517,323)	(1,569,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered direct offering of common stock and warrants, net of issuance costs of $1,310,000	14,942,317	—
Proceeds from other issuances of common stock and exercise of warrants	1,910,721	—

Net cash provided by financing activities	16,853,038	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,197,951	(368,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,275,433	10,158,795

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,473,384	$9,790,497

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to develop next generation targeted cancer therapies. Curis is building upon its past experiences in targeting signaling pathways, including the Hedgehog signaling pathway, in its efforts to develop targeted cancer therapies. Curis conducts research programs both internally and through strategic collaborations.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new or better technological innovations, dependence on key personnel, its ability to protect proprietary technology, its ability to successfully advance discovery, preclinical and clinical stage drug candidates in its internally funded programs, unproven technologies and drug development approaches, reliance on corporate collaborators and licensees to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at March 31, 2010 should enable the Company to maintain its current and planned operations into the first half of 2012. The Company’s ability to continue funding its planned operations beyond the first half of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings (see Note 7), new collaborations or other sources of financing.

2.	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 3, 2010.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2010 and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure in the financial statements. Such estimates include revenue recognition, the collectability of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable license fees, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 3, 2010.

Amounts received prior to satisfying the Company’s revenue recognition criteria would be recorded as deferred revenue in the accompanying Consolidated Balance Sheets. Amounts not expected to be recognized during the twelve-month period ended March 31, 2011 would be classified as long-term deferred revenue. As of March 31, 2010, the Company had no remaining deferred revenue related to its collaborations.

4.	Debiopharm Hsp90 Inhibitor License Agreement

During the first quarter of 2010, the Company recorded $8,333,000 in license fee revenues from its August 2009 Hsp90 license agreement with Debiopharm. Under the terms of this agreement the Company received a $2,000,000 up-front license fee upon execution of the agreement in August 2009. The Company amortized this payment over its estimated performance period of this agreement, which concluded during the first quarter of 2010, resulting in the recognition of $333,000 in license fee revenue during the period ended March 31, 2010. In addition, under the terms of this agreement, in March 2010, the Company received a payment of $8,000,000 from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor, Debio 0932. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the three months ended March 31, 2010 because the Company has no ongoing material performance obligations under the agreement.

5.	Genentech, Inc. Hedgehog Pathway Inhibitor Collaboration

In the first quarter of 2009, the Company received a payment of $6,000,000 from Genentech under the parties’ June 2003 Hedgehog pathway inhibitor collaboration. This payment was made upon Genentech’s initiation of a pivotal phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the three months ended March 31, 2009 because the Company has no ongoing material performance obligations under the collaboration.

6.	Fair Value Measurements

The Company discloses fair value measurements based on a framework outlined by U.S. GAAP, which requires expanded disclosures regarding fair value measurements. U.S. GAAP also defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and a restricted investment. As of March 31, 2010, the Company held cash equivalents and marketable securities of $7,917,000 and $37,260,000, respectively. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

The short-term restricted investment of $216,000 as of March 31, 2010 was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at March 31, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued at March 31, 2010 using a probability-weighted Black-Scholes model, discussed further in Note 7, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2010 and December 31, 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at March 31, 2010 or December 31, 2009.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2010:
Cash equivalents
Money market funds	$4,697,000	$—	$—	$4,697,000
Municipal bonds	970,000	—	—	970,000
US government obligations	250,000	—	—	250,000
Corporate bonds and notes	2,000,000	—	—	2,000,000
Investments
US government obligations	18,480,000	—	—	18,480,000
Corporate bonds and notes	18,780,000	—	—	18,780,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$45,393,000	$—	$—	$45,393,000

As of December 31, 2009:
Cash equivalents
Money market funds	$5,422,000	$—	$—	$5,422,000
Corporate bonds and notes	1,000,000	—	—	1,000,000
Investments
US government obligations	14,261,000	—	—	$14,261,000
Corporate bonds and notes	3,498,000	—	—	3,498,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$24,397,000	$—	$—	$24,397,000

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2010:

Balance at December 31, 2009	$—

Issuance of new warrants	2,180
Change in fair value	907

Balance at March 31, 2010	$3,087

7.	Common Stock and Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of a share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features, including an exercise price adjustment clause and a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a New Drug Application (NDA) for GDC-0449. Due to these terms in the warrant agreement, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the Consolidated Balance Sheet as of March 31, 2010. The Company estimated that the fair value of the warrants at issuance was $2,180,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. The warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability in the Consolidated Statement of Operations. The Company recorded other expense of approximately $907,000 for the first quarter of 2010 as a result of the change in the fair value of the warrant liability from the registered direct offering closing date of January 27, 2010 to March 31, 2010.

As of December 31, 2009, the Company had warrants to purchase an aggregate of 1,742,671 shares of its common stock at an exercise price of $1.02 per share outstanding under its August 2007 private placement, all of which had been accounted for within stockholders’ equity. In February 2010, the Company received proceeds of $1,778,000 upon the exercise of the remaining warrants to purchase 1,742,671 shares of the Company’s common stock under this private placement.

8.	Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company, relating to a June 2001 Agreement associated with the Company’s Single Chain Peptide technology between the Company and Micromet’s wholly owned subsidiary Micromet AG. Under the agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet has made a final payment of $4,000,000 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 agreement. The Company has recorded the $4,000,000 within the “License fee” revenue line item in the Consolidated Statement of Operations for the three months ended March 31, 2010. During the quarter ended March 31, 2010, the Company incurred approximately $1,525,000 in legal fees and expenses through the settlement date. These costs are included within the “General and Administrative” expense line item of the Consolidated Statement of Operations for the three months ended March 31, 2010.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued compensation	$273,000	$501,000
Professional fees	107,000	157,000
Facility-related costs	181,000	194,000
Other	159,000	157,000

Total	$720,000	$1,009,000

10.	Accounting for Stock-Based Compensation

As of March 31, 2010, the Company’s shareholder-approved, share-based 2000 Stock Incentive Plan had expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect. The Company intends to implement a new stock incentive plan in 2010, subject to stockholder approval. The Company also intends to terminate its 2000 Employee Stock Purchas Plan and implement a new employee stock purchase plan in 2010, subject to stockholder approval. For a complete discussion of the Company’s former share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the Securities and Exchange Commission on March 3, 2010.

During the quarter ended March 31, 2010 and consistent with past practices, the Company’s board of directors granted options to purchase 872,500 shares of the Company’s common stock to officers and employees of the Company under the 2000 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the quarter ended March 31, 2010, the Company’s board of directors also granted options to its non-employee directors to purchase 210,000 shares of common stock under the 2000 Stock Incentive Plan. All of these options were fully vested on the February 2, 2010 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the quarters ended March 31, 2010 and 2009 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2010	2009
Expected life (years) - employees	6	6
Expected life (years) - directors	6	6
Risk-free interest rate	2.8%	2.1-2.3%
Volatility	69%	82%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at March 31, 2010 was $13,540,000, of which $9,727,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2010 and 2009 were $1.44 and $0.76, respectively. As of March 31, 2010, there was approximately $2,684,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the 2000 Stock Incentive Plan that is expected to be recognized as expense over a weighted average period of 2.58 years. The intrinsic values of employee stock options exercised during the quarter ended March 31, 2010 was $74,000. No stock options were exercised during the quarter ended March 31, 2009. The total fair values of vested stock options for the quarters ended March 31, 2010 and 2009 were $1,539,000 and $716,000, respectively.

The Company recorded a total of $1,068,000 and $539,000 in compensation expense for the quarters ended March 31, 2010 and 2009, respectively, related to employee and director stock option grants. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition. These options immediately vested upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s targeted cancer programs that included an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company and subject to the employee’s continued employment. The Company’s Compensation Committee of its Board of Directors determined that the combined payments received from Debiopharm in August 2009 and March 2010 totaling $10,000,000 met the performance condition underlying these options. Receipt of the March 2010 payment resulted in the immediate vesting of these options and the Company recorded approximately $485,000 in additional stock compensation expense during the first quarter of 2010.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services. The options are typically issued at their fair market value on the date of grant and have various vesting dates from date of grant, ranging from several months up to four years. In addition, certain non-employee options may vest only upon the achievement of performance objectives. Should the Company terminate the consulting agreements, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $2,000 and $28,000 related to non-employee stock options for each of the quarters ended March 31, 2010 and 2009. As of March 31, 2010, the Company had recorded $9,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2010 and 2009, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended March 31,
	2010	2009
Research and development expenses	$277,000	$177,000
General and administrative expenses	793,000	422,000

Total stock-based compensation expense	$1,070,000	$599,000

The table below summarizes options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.27	2,024,005	7.99	$1.01	1,247,347	$0.97
1.29 - 1.43	3,027,542	7.45	1.40	2,216,849	1.40
1.50 - 2.11	2,026,407	5.32	1.61	1,805,094	1.57
2.12 - 2.43	2,077,126	6.62	2.35	1,204,626	2.40
2.48 - 4.56	2,208,045	3.39	3.94	2,208,045	3.94
4.72 - 29.26	739,564	1.70	9.31	739,564	9.31

	12,102,689	5.95	$2.48	9,421,525	$2.72

11.	Income (Loss) Per Common Share

The Company applies ASC Topic 260 - Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic income (loss) per common share is computed using the weighted-average number of shares outstanding during the period. Diluted income per common share is computed using the weighted-average number of shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and outstanding warrants.

The following summarizes the effect of dilutive securities on diluted income per common share for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Weighted average shares for basic EPS	72,889,133	63,595,755

Stock options and shares issuable under ESPP	3,393,765	42,689
Restricted stock awards	—	46,150
Warrants outstanding	—	4,770,859

Subtotal: total dilutive securities	3,393,765	4,859,698

Weighted average shares for diluted EPS	76,282,898	68,455,453

The weighted-average diluted shares outstanding for the quarter ended March 31, 2010 excludes the dilutive effect of approximately 2,909,609 shares of common stock underlying stock options and 1,612,322 shares of common stock underlying warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

The weighted-average diluted shares outstanding for the quarter ended March 31, 2009 excludes the dilutive effect of approximately 9,733,488 shares of common stock underlying stock options and 551,502 shares of common stock underlying warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

12.	Related Party Transactions

Under its September 14, 2006 scientific advisory and consulting agreement with Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, the Company incurred $6,000 in related consulting expenses in its Consolidated Statements of Operations for each of the three-month periods ended March 31, 2010 and 2009, respectively. The September 2006 consulting agreement continues until September 2011, unless terminated earlier in accordance with its terms.

13.	New Accounting Pronouncements

In January 2010, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact the Company’s financial position or results of operations as of and for the three months ended March 31, 2010. This standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company beginning January 1, 2010 and have been included in this quarterly report. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective for the Company beginning January 1, 2011.

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

Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a wholly-owned member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are currently conducting three clinical trials of GDC-0449, including a pivotal phase II trial in advanced basal cell carcinoma, or BCC, that was initiated in February 2009 and two phase II clinical trials of GDC-0449, in metastatic colorectal cancer and in advanced ovarian cancer, which were initiated in 2008. Genentech has completed enrollment in each of these studies and Roche has recently stated that it expects to announce the results of the phase II metastatic colorectal cancer study in mid-2010. In addition, Genentech has stated that it expects to conclude the advanced ovarian cancer phase II trial in the second half of 2010 and the advanced basal cell carcinoma pivotal trial in the first half of 2011. Genentech has also recently indicated that it plans to initiate an additional phase II clinical trial in operable BCC during the second half of 2010.

In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional potential cancer indications. Under this arrangement with NCI, third-party investigators began enrolling patients in a phase I clinical trial that is designed to evaluate dose and safety of GDC-0449 in young patients with medulloblastoma and a phase II clinical trial to test the molecule in adult medulloblastoma patients. A phase I clinical trial in pancreatic cancer patients and randomized phase II clinical trials in pancreatic cancer, small cell lung cancer and advanced stomach or gastroesophageal junction cancer patients were also initiated and an additional phase II study is planned in glioblastoma multiforme patients under this NCI arrangement. Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome has been initiated.

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

Our lead candidate from these programs is CUDC-101, a small molecule compound that has recently completed a dose escalation phase I clinical trial and is the first-in-class compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. We have treated 25 patients in the dose escalation portion of the phase I clinical trial and have established 275 milligrams per meter squared as our maximum tolerated dose. We expect to initiate an expansion of this phase I clinical trial during the first half of 2010 to test this molecule in specific tumor types including head and neck, breast, gastric and liver cancers. We also intend to initiate a phase I/II clinical trial in non-small cell lung cancer in the second half of 2010. We continue to progress additional proprietary preclinical programs and currently expect that we will select an additional small molecule HDAC and Pi3 Kinase inhibitor from our preclinical portfolio in 2010.

In July 2008, we selected CUDC-305, an Hsp90 inhibitor, as a development candidate from our targeted cancer programs. In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm S.A., a Swiss pharmaceutical development company, or Debiopharm. CUDC-305 has been renamed Debio 0932 by Debiopharm. Debiopharm has assumed all future development responsibility and will incur all future costs related to the development, registration and commercialization of products under the agreement. During the first quarter of 2010, we received $8,000,000 from Debiopharm upon approval from French regulatory authorities of its clinical trial application, or CTA, to begin phase I clinical trials for evaluating the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma. In April 2010, Debiopharm treated the first patient in the phase I clinical trial of this molecule. We are eligible to receive an additional $3,000,000 payment for Debiopharm’s treatment of the fifth patient in this trial.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. On an annual basis, we have never been profitable and have an accumulated deficit of $713,009,000 as of March 31, 2010. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve annual profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to continue to successfully advance its ongoing and planned future clinical trials for GDC-0449;

•	Debiopharm’s ability to successfully enroll and treat patients in its phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to successfully enroll and treat patients in our planned phase I clinical trial expansion for CUDC-101 and advance CUDC-101 into later stages of clinical development;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-101 or other of our proprietary drug candidates in the future; and

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Our Collaborations

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, an April 2005 collaboration with Genentech relating to the Wnt signaling pathway, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our June 2003 collaboration with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of March 31, 2010, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material future costs related to our Hsp90 technologies that have been licensed to Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at March 31, 2010 should enable us to maintain current and planned operations into the first half of 2012. Our ability to continue funding our planned operations beyond the first half of 2012 is dependent on payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We expect that our expenses associated with the clinical development of CUDC-101 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. We do not expect to generate any revenue from the direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees.

We currently receive no research funding for our programs under collaboration with Genentech and Debiopharm and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and Debiopharm, and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and Debiopharm cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense as well as outside service costs including clinical research organizations and medicinal chemistry. Research and development expenses also include the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring only nominal research and development expenses under our Hedgehog Pathway Inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. For each contingent payment, if any, received under the Hedgehog Pathway Inhibitor collaboration, we would be obligated to make payments to certain third-party licensors and recognize the related expense.

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Indication	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449	Advanced BCC	Genentech	Pivotal Phase II

- GDC-0449	1st line metastatic colorectal cancer	Genentech	Phase II

- GDC-0449	Advanced ovarian cancer	Genentech	Phase II

Targeted cancer programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future new drug application submission by Genentech or Roche. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response. “Phase I” means that we and Debiopharm are currently treating human patients in separate phase I clinical trials, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2009, which is on file with the SEC. There have been no material changes at March 31, 2010.

Recently Issued Accounting Standards

In January 2010, we adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact our financial position or results of operations as of and for the three months ended March 31, 2010. This standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective beginning January 1, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective beginning January 1, 2011.

Results of Operations

Three Months Ended March 31, 2010 and March 31, 2009

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2010	2009
REVENUES:
Research and development
Genentech	$56,000	$37,000	51%
Other	26,000	—	100%

Subtotal	82,000	37,000	122%

License fees
Genentech	—	6,000,000	(100)%
Debiopharm	8,333,000	—	100%
Micromet	4,000,000	—	100%
Other	143,000	—	100%

Subtotal	12,476,000	6,000,000	108%

Total Revenues	$12,558,000	$6,037,000	108%

Total revenues increased by $6,521,000, or 108% to $12,558,000 for the three months ended March 31, 2010 from $6,037,000 for the same period in 2009, primarily related to an increase in our license fee revenues of $6,476,000. We recorded license fee revenue of $333,000 related to the amortization of the $2,000,000 up-front license fee Debiopharm paid to us in August 2009 as the estimated performance period under this license agreement concluded during the first quarter of 2010. We also recorded license fee revenue of $8,000,000 related to our receipt of a contingent payment from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Debio 0932. We are eligible for additional contingent payments under our agreement with Debiopharm, including a $3,000,000 payment for the treatment of the fifth patient in its phase I clinical trial of Debio 0932, which was initiated in April 2010.

During the quarter ended March 31, 2010, we also received settlement proceeds of $4,000,000 from Micromet pursuant to a settlement, mutual release and termination agreement that we entered into with Micromet in February 2010. The settlement payment was made by Micromet to resolve a contract claim we filed related to our June 2001 agreement with Micromet. Because this settlement discharged and terminated all future payment obligations that would have arisen under the June 2001 agreement, we do not expect to receive any additional revenues from Micromet.

During the three months ended March 31, 2009, we received and recognized $6,000,000 in license revenue as a result of Genentech’s initiation of a pivotal phase II basal cell carcinoma trial. Future contingent payments under our Genentech agreement are tied to clinical and regulatory objective milestones. We believe that if results from one or more of Genentech’s currently ongoing clinical trials are positive, that we may receive additional contingent payments from Genentech in 2011.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/
Research and Development Program	2010	2009	(Decrease)
GDC-0449	$49,000	$349,000	(86)%
CUDC-101	345,000	256,000	35%
Debio 0932	22,000	1,106,000	(98)%
Other targeted cancer programs	1,836,000	1,028,000	79%
Gain on sale of assets	(61,000)	—	(100)%
Stock-based compensation	277,000	177,000	56%

Total research and development expenses	$2,468,000	$2,916,000	(15)%

Our research and development expenses decreased by $448,000, or 15%, to $2,468,000 for the three months ended March 31, 2010 as compared to $2,916,000 for the same period in the prior year related to offsetting variances within our programs. The decrease in research and development expenses was primarily the result of a $1,084,000 decrease in spending related to our CUDC-305 program, which was licensed to Debiopharm in August 2009 and subsequently renamed Debio 0932. Debiopharm assumed all future costs related to this program. During the quarter ended March 31, 2009, we also incurred expenses of $300,000 in sublicense payments that we were required to make as a result of the $6,000,000 that we received from Genentech during this same period for the achievement of a clinical development objective related to our Hedgehog pathway inhibitor program. No such expenses were incurred under the Genentech collaboration during the quarter ended March 31, 2010.

Offsetting these decreases was an increase of $808,000 in spending relating to our other targeted cancer programs from the prior year period as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future development. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-101 and our other targeted cancer programs.

In addition, stock-based compensation increased $100,000 over the prior year period primarily related to the vesting of certain performance-based stock options during the three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2010	2009
Personnel	$828,000	$518,000	60%
Occupancy and depreciation	83,000	90,000	(8)%
Legal services	2,117,000	538,000	293%
Professional and consulting services	309,000	312,000	(1)%
Insurance costs	63,000	75,000	(16)%
Other general and administrative expenses	233,000	140,000	66%
Stock-based compensation	793,000	422,000	88%

Total general and administrative expenses	$4,426,000	$2,095,000	111%

General and administrative expenses increased by $2,331,000, or 111%, to $4,426,000 for the three months ended March 31, 2010 as compared to $2,095,000 for the prior year period. This increase was primarily due to increased spending for legal services and personnel costs. During the three months ended March 31, 2010, we incurred approximately $1,525,000 in expenses related to an arbitration proceeding that we filed against our former collaborator, Micromet. In addition, personnel costs increased $310,000 primarily due to the payment of discretionary bonuses to our executive officers upon receipt of the $8,000,000 payment from Debiopharm in March 2010, and because our executive officers’ compensation was also adjusted in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. No bonuses were paid to our executive officers in the prior year period. Stock-based compensation also increased $371,000 over the prior year period primarily related to vesting of certain performance-based options, in the first quarter of 2010, and as the result of an increase in the grant date fair values of stock options expensed in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our executive officers are eligible for additional bonuses totaling $158,000 upon treatment of the fifth patient in Debiopharm’s phase I clinical trial of Debio 0932, which was initiated in April 2010, when and if this clinical objective is achieved.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which become exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term. The fair value of the warrants was estimated at $2,180,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective feature of the warrants that includes a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a New Drug Application (NDA) for GDC-0449. We applied the following assumptions assigned to the various outcomes: expected volatilities ranging from 69.8% to 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. Expected volatility was based on our historical volatility commensurate with the term of the warrants. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. The change in the fair value of the warrant liability from the closing date of January 27, 1010 resulted in a charge of approximately $907,000 for the quarter ended March 31, 2010 as a result of the increase of our stock price during this period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $48,733,000, excluding restricted investments of $216,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

On January 27, 2010, we completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of our common stock and (ii) one warrant to purchase 0.25 of a share of common stock at a purchase price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000. In connection with this offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which become exercisable as of the closing of the transaction. The warrants have an exercise price of $3.55 per share and have a five year term.

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

Net cash provided by operating activities was $6,862,000 for the three-month period ended March 31, 2010 as compared to $1,201,000 for the three-month period ended March 31, 2009. Cash provided by operating activities during the three-month period ended March 31, 2010 was primarily the result of our net income for the period of $4,784,000, as well as non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability and depreciation totaling $2,157,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2010, including decreases of $403,000 in our accounts payable and accrued liabilities and $476,000 in deferred revenue primarily related to our August 2009 license agreement with Debiopharm, which were offset by decreases of $458,000 in our accounts receivable and $341,000 in prepaid expenses and other current assets.

Net cash provided by operating activities during the three-month period ended March 31, 2009 was primarily the result of our net income for the period of $1,125,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2009, including a decrease of $676,000 in our accounts payable and accrued liabilities and an increase of $109,000 in prepaid expenses and other current assets. Offsetting these uses of operating cash was noncash stock-based compensation expense of $599,000 and depreciation of $191,000.

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $19,517,000 for the three-month period ended March 31, 2010 resulting from net investment purchases for the period. Investing activities used cash of $1,569,000 for the three-month period ended March 31, 2009 resulting principally from $1,562,000 in net investment purchases for the period.

Financing activities provided cash of approximately $16,853,000 for the three-month period ended March 31, 2010, resulting principally from the issuance of 6,449,288 shares of common stock and warrants under our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, warrants for an aggregate of 1,742,671 shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $133,000 was provided by the exercise of stock options. There were no cash flows from financing activities for the three-month period ended March 31, 2009.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $713,009,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2010 should enable us to maintain current and planned operations into the first half of 2012. We currently have no planned material capital expenditures for 2010. However, our current facility lease expires in December 2010 and we may elect to move to another facility in 2010. Such a move may require that we make certain material capital expenditures for equipment and leasehold improvements to ensure that the facility meets our operating requirements. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2010.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” set forth in our Annual Report on form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include material changes to, and restate and supersede, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

As of March 31, 2010, we had an accumulated deficit of approximately $713,009,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop products that we can commercialize and we expect to incur substantial operating losses. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We have historically derived a substantial portion of our operating cash flow from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. Our only potential source of cash flows from operations for the foreseeable future are contingent payments that we could receive under existing or new collaborations as follows:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements for our technologies under development;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech and Debiopharm; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure you that we will attain future operating capital, if any, from collaborations or licensing arrangements.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2010 should enable us to maintain current and planned operations into the first half of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates;

•	delay, limit, reduce or terminate our research and development activities; or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

We may face fluctuations in our operating results from period to period, which may result in a decline in our stock price.

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

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the entry into, or termination of, collaboration agreements;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	our ability to operate without infringing upon the proprietary rights of others;

•	costs to comply with changes in government regulations;

•	changes in management and reductions or additions of personnel;

•	general and industry-specific adverse economic conditions that may affect, among other things, our and our collaborators’ operations and financial results;

•	changes in accounting estimates, policies or principles, including changes in revenue recognition policies; and

•	the introduction of competitive products and technologies by third parties.

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

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets do not sustain improvement or deteriorate further, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2010, we had $48,733,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

Our success depends substantially on our most advanced product candidate, GDC-0449, which is still in clinical development. If Genentech is unable to successfully complete the clinical development of GDC-0449 in a timely manner, our ability to earn milestone payments or royalty revenue and our likelihood of success will be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials of our lead product candidate, GDC-0449. Genentech is currently testing GDC-0449 in two phase II clinical trials in metastatic colorectal cancer and advanced ovarian cancer and a pivotal phase II clinical trial in advanced BCC. All of our other potential product candidates are in preclinical research or early clinical development. Our ability to finance our company and to generate revenues will depend heavily on the successful development and commercialization of GDC-0449. GDC-0449 could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the cancer indications for which it is being tested;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors.

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

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule pathway inhibitor of the hedgehog signaling pathway. Genentech is currently testing GDC-0449 in two phase II clinical trials and a pivotal phase II trial in advanced BCC. In addition, we entered into a license agreement with Debiopharm in August 2009 related to our Hsp90 technologies and Debiopharm began testing Debio 0932 in a phase I clinical trial in April 2010. Our collaborations with Genentech and our license agreement with Debiopharm are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

•

Genentech and Debiopharm have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic partners do not, our ability to do so may be compromised by our strategic partners’ acts or omissions.

•

Genentech and Debiopharm may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	Genentech and Debiopharm may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•

If either Genentech or Debiopharm were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

•	Genentech and Debiopharm may not have sufficient resources necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals.

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

Moreover, if we fail to establish and maintain additional strategic partnerships related to our product candidates:

•	the development of certain of our current or future product candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.

The therapeutic efficacy of drug candidates under our targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101 or any other future drug candidates that we may select from this program.

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from this program for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, and Debio 0932, an orally available, synthetic small molecule inhibitor of Hsp90 that was licensed to Debiopharm in August 2009.

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced BCC and two phase II clinical trials in other cancer indications. In addition, we are currently treating patients in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs, and Debiopharm is currently treating patients in a phase I clinical trial of Debio 0932, an Hsp90 inhibitor that we licensed to them in August 2009.

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

We have very limited experience in conducting clinical trials. We expect to rely primarily on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech and Debiopharm under our existing respective collaboration agreements and we expect that any future collaboration partners may similarly be fully responsible for conducting at least the later-stage clinical trials of drug candidates. In the near term, we expect to rely primarily on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, create and submit IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we may in the future rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

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

Even if we or any collaborators obtain regulatory approval of a drug candidate, the approval may be subject to limitations on the approved indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After marketing approval for any product is obtained, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA, or foreign equivalent, and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, or a failure to comply with regulatory requirements, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market, fines, refusal to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal to permit the import or export of our products and criminal prosecution.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

In addition to regulations imposed by the FDA or foreign equivalents, we and our current collaborators are, and any potential future collaborators will be, subject to regulation under, among other laws, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of pharmaceutical and biotechnology companies. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we or our collaborators would be able to comply with any applicable regulations.

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

Although we currently have product liability insurance for our phase I clinical trial of CUDC-101, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. If any of our drug candidates advance in clinical trials and/or are approved for marketing, we may seek additional insurance coverage. Product liability insurance is expensive and may be difficult to procure. As such, it is possible that we will not be able to obtain product liability insurance on acceptable terms, if at all, or that our product liability insurance coverage will prove to be inadequate to protect us from all potential claims, which may harm our business.

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

We currently engage approximately 25 medicinal chemists in China pursuant to a contract research agreement with a medicinal chemistry provider in China. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director, executive or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

Even if we successfully commercialize any products under development, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could adversely affect the commercial success of our product candidates.

Our ability to collect significant revenues from sales of our products, if commercialized successfully, may depend on our ability, and the ability of any current or potential future collaboration partners or customers, to obtain adequate levels of coverage and reimbursement for such products from third-party payers such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

Third party payers are increasingly challenging the prices charged for medical products and services. For example, third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product has not received appropriate clearances from the FDA, or foreign equivalent, or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. Prices could also be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. If third-party payers deny coverage or offer inadequate levels of reimbursement, we or any collaborators may not be able to market our products effectively or we may be required to offer our products at prices lower than anticipated.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our potential products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, the PPACA, which may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals and medical devices. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MPDIMA, reformed the way Medicare will cover and reimburse for pharmaceutical products. This legislation could also decrease the coverage and price that we may receive for our approved product candidates, if any.

The cost-containment measures that healthcare providers are instituting and the results of healthcare reforms such as the PPACA and the MPDIMA may prevent us from maintaining prices for our approved product candidates that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our approved product candidates, if any, are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us from maintaining prices for such products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $3.70 and a low price of $0.68 per share for the period January 1, 2008 through May 3, 2010. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical- and biotechnology-based company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of March 31, 2010, we had approximately 75.6 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on March 31, 2010 was approximately 598,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of March 31, 2010, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 20% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: May 6, 2010	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350