Form 10-Q
period 2010-06-30
CURIS INC
filed 2010-08-03
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 30, 2010, there were 75,621,814 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,905,843	$7,275,433
Marketable securities	33,989,971	17,759,464
Short-term investment – restricted	216,002	216,002
Accounts receivable	44,512	515,758
Prepaid expenses and other current assets	279,622	627,183

Total current assets	44,435,950	26,393,840

Property and equipment, net	393,579	715,429
Goodwill	8,982,000	8,982,000
Other assets	42,780	7,980

Total assets	$54,854,309	$36,099,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$977,130	$1,561,914
Accrued liabilities	777,694	1,009,244
Deferred revenue	—	475,833

Total current liabilities	1,754,824	3,046,991
Warrants	1,289,921	—

Total liabilities	3,044,745	3,046,991

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 76,669,521 shares issued and 75,621,814 shares outstanding at June 30, 2010; and 68,360,067 shares issued and 67,312,360 outstanding at December 31, 2009	766,695	683,601
Additional paid-in capital	767,020,029	751,068,635
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(2,150)	(15,904)
Accumulated deficit	(715,107,159)	(717,793,437)
Accumulated other comprehensive income	23,423	637

Total stockholders’ equity	51,809,564	33,052,258

Total liabilities and stockholders’ equity	$54,854,309	$36,099,249

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Research and development	$98,634	$63,263	$181,135	$100,390
License fees	—	—	12,475,833	6,000,000

Total revenues	98,634	63,263	12,656,968	6,100,390

COSTS AND EXPENSES:
Research and development	2,244,742	2,281,067	4,712,546	5,197,126
General and administrative	1,780,377	2,029,854	6,206,822	4,124,928

Total costs and expenses	4,025,119	4,310,921	10,919,368	9,322,054

Income (loss) from operations	(3,926,485)	(4,247,658)	1,737,600	(3,221,664)

OTHER INCOME:
Interest income	31,254	66,272	58,043	165,337
Change in fair value of warrant liability	1,797,244	—	890,635	—

Total other income	1,828,498	66,272	948,678	165,337

Net income (loss)	$(2,097,987)	$(4,181,386)	$2,686,278	$(3,056,327)

Basic net income (loss) per common share	$(0.03)	$(0.07)	$0.04	$(0.05)

Diluted net income (loss) per common share	$(0.03)	$(0.07)	$0.03	$(0.05)

Basic weighted average common shares	75,617,858	63,654,519	74,261,033	63,625,299

Diluted weighted average common shares	75,617,858	63,654,519	77,979,738	63,625,299

Net income (loss)	$(2,097,987)	$(4,181,386)	$2,686,278	$(3,056,327)
Unrealized income (loss) on marketable securities	39,790	(28,320)	22,786	(72,027)

Comprehensive income (loss)	$(2,058,197)	$(4,209,706)	$2,709,064	$(3,128,354)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,686,278	$(3,056,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	361,300	379,187
Stock-based compensation expense	1,346,662	1,015,706
Change in fair value of warrant liability	(890,635)	—
Non-cash interest expense (income)	(74,906)	—
Changes in operating assets and liabilities:
Accounts receivable	471,246	67,698
Prepaid expenses and other assets	312,761	33,038
Accounts payable and accrued liabilities	(816,334)	(499,806)
Deferred revenue	(475,833)	—

Total adjustments	234,261	995,823

Net cash provided by (used in) operating activities	2,920,539	(2,060,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(34,673,435)	(19,054,967)
Sales of marketable securities	18,540,620	17,302,866
Purchases of property and equipment	(39,450)	(7,471)

Net cash used in investing activities	(16,172,265)	(1,759,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered direct offering of common stock and warrants, net of issuance costs of $1,310,000	14,942,317	—
Proceeds from other issuances of common stock and exercise of warrants	1,939,819	127,203

Net cash provided by financing activities	16,882,136	127,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,630,410	(3,692,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,275,433	10,158,795

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,905,843	$6,465,922

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at June 30, 2010 should enable the Company to maintain its current and planned operations into the second half of 2012. The Company’s ability to continue funding its planned operations beyond the second half of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings (see Note 7), new collaborations or other sources of financing.

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2010, the results of operations condensed for the three- and six-month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009. The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities, including the value of its warrant liability. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

3. Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable up-front license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 3, 2010.

Amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets. As of June 30, 2010, the Company had no deferred revenue related to its collaborations. The Company recognized $476,000 in deferred revenue at December 31, 2009 during the first quarter of 2010 as it had no ongoing material performance obligations under the respective agreements.

4. Debiopharm Hsp90 Inhibitor License Agreement

During the six months ended June 30, 2010, the Company recorded $8,333,000 in license fee revenues from its August 2009 Hsp90 license agreement with Debiopharm. Under the terms of this agreement the Company received a $2,000,000 up-front license fee upon execution of the agreement in August 2009. The Company amortized this payment over its estimated performance period under this agreement, which concluded during the first quarter of 2010 and resulted in the recognition of $333,000 in license fee revenue during the six-month period ended June 30, 2010. In addition, under this agreement, in February 2010, the Company earned $8,000,000 upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor, Debio 0932. The Company received this payment in March 2010 and recorded $8,000,000 as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the six months ended June 30, 2010 because the Company has no ongoing material performance obligations under the agreement.

5. Genentech, Inc. Hedgehog Pathway Inhibitor Collaboration

In the first quarter of 2009, the Company received a payment of $6,000,000 from Genentech under the parties’ June 2003 Hedgehog pathway inhibitor collaboration. This payment was made upon Genentech’s initiation of a pivotal phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the six months ended June 30, 2009 because the Company has no ongoing material performance obligations under the collaboration.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and a restricted investment. As of June 30, 2010, the Company held cash equivalents of $9,706,000 and marketable securities of $33,990,000. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company also has a short-term restricted investment of $216,000 as of June 30, 2010 that was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at June 30, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued at June 30, 2010 using a probability-weighted Black-Scholes model, discussed further in Note 7, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2010 and December 31, 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at June 30, 2010 or December 31, 2009.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2010:
Cash equivalents
Money market funds	$6,091,000	$—	$—	$6,091,000
Municipal bonds	2,365,000	—	—	2,365,000
Corporate bonds and notes	1,250,000	—	—	1,250,000
Investments
US government obligations	12,726,000	—	—	12,726,000
Corporate bonds and notes	21,264,000	—	—	21,264,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$43,912,000	$—	$—	$43,912,000

As of December 31, 2009:
Cash equivalents
Money market funds	$5,422,000	$—	$—	$5,422,000
Corporate bonds and notes	1,000,000	—	—	1,000,000
Investments
US government obligations	14,261,000	—	—	$14,261,000
Corporate bonds and notes	3,498,000	—	—	3,498,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$24,397,000	$—	$—	$24,397,000

At June 30, 2010, the Company held an equity investment in BioTime, Inc. (“BioTime”), a U.S. biotechnology company publicly traded on the New York Stock Exchange Amex Equities market. In May 2010, BioTime acquired ES Cell International (“ES Cell”), a privately-held former collaborator of the Company. The Company held shares in ES Cell, which were valued at $5,000 at December 31, 2009, and that were converted into unregistered shares of BioTime pursuant to the acquisition. At June 30, 2010, the Company marked the investment in BioTime to market value of $40,000 within “Other Assets”, resulting in an unrealized gain of $35,000 reported within “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheet at June 30, 2010.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2010:

(In Thousands)
Balance at December 31, 2009	$—

Issuance of new warrants	2,181
Change in fair value	(891)

Balance at June 30, 2010	$1,290

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features, including an exercise price adjustment clause and a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a New Drug Application (NDA) for GDC-0449. Due to these terms in the warrant agreement, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the Consolidated Balance Sheet as of June 30, 2010. The Company estimated that the fair value of the warrants at issuance was $2,181,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations. The Company recorded other income of approximately $1,797,000 and $891,000 for the three and six months ended June 30, 2010, respectively, as a result of the change in the fair value of the warrant liability primarily due to a decrease in the Company’s stock price since issuance of the warrants.

As of December 31, 2009, the Company had warrants to purchase an aggregate of 1,742,671 shares of its common stock at an exercise price of $1.02 per share outstanding under its August 2007 private placement, all of which had been accounted for within stockholders’ equity. In the first quarter of 2010, the Company received proceeds of $1,778,000 upon the exercise of the remaining warrants to purchase 1,742,671 shares of the Company’s common stock under this private placement.

8. Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company, relating to a June 2001 Agreement associated with the Company’s Single Chain Peptide technology between the Company and Micromet’s wholly owned subsidiary Micromet AG. Under the June 2001 Agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet made a final payment of $4,000,000 during the first quarter of 2010 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 Agreement. The Company has recorded the $4,000,000 within the “License fee” revenue line item in the Consolidated Statement of Operations for the six months ended June 30, 2010. During the first quarter of 2010, the Company incurred approximately $1,525,000 in legal fees and expenses through the settlement date. During the six months ended June 30, 2009, the Company had incurred $359,000 related to this matter. These costs are included within the “General and Administrative” expense line item of the Consolidated Statement of Operations for the respective periods.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

9. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued compensation	$469,000	$501,000
Professional fees	113,000	157,000
Facility-related costs	105,000	194,000
Other	91,000	157,000

Total	$778,000	$1,009,000

10. Accounting for Stock-Based Compensation

As of June 30, 2010, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. The Company can issue up to 6,000,000 shares of its common stock pursuant to awards granted under the 2010 Stock Incentive Plan and a total of up to 500,000 shares may be purchased under the 2010 Employee Stock Purchase Plan.

The 2010 Stock Incentive Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Stock Incentive Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.22 shares per share under the award to be removed from the available share pool. As of June 30, 2010, the Company had granted options to purchase 31,000 shares of the Company’s common stock, each with an exercise price equal to the fair market value on the date of grant.

Under the 2010 Employee Stock Purchase Plan, eligible employees may purchase shares at 85% of the lower closing market price at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year, with the initial purchase period under the plan commencing on June 15, 2010 for purchase on December 14, 2010.

In the first quarter of 2010, the Company’s shareholder-approved, share-based 2000 Stock Incentive Plan had expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect. For a complete discussion of the Company’s former share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the Securities and Exchange Commission on March 3, 2010.

During the six months ended June 30, 2010 and consistent with past practices, the Company’s Board of Directors granted options to purchase a total of 878,500 shares of the Company’s common stock to officers and employees of the Company, of which 872,500 were granted under the 2000 Stock Incentive Plan and 6,000 were granted under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the six months ended June 30, 2010, the Company’s Board of Directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2000 and 2010 Stock Incentive Plans. Of this amount, 210,000 of these options were granted under the 2000 Stock Incentive Plan, were fully vested on the February 2, 2010 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. The remaining 25,000 shares were granted under the 2010 Stock Incentive Plan to a newly appointed director and will vest over a four-year period and bear an exercise price that is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the June 3, 2010 grant date.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the six months ended June 30, 2010 and 2009 using the Black-Scholes valuation model based on the assumptions noted in the following table:

	For the six months ended June 30,
	2010	2009
Expected term (years) - Employees	6	6
Expected term (years) - Directors	6	6
Risk-free interest rate	2.6-2.8%	2.1-2.3%
Volatility	69%	82%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2010 was $774,000, of which $549,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2010 and 2009 were $1.46 and $0.76, respectively. As of June 30, 2010, there was approximately $2,401,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.45 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2010 and 2009 were $197,000 and $6,000, respectively. The total fair values of vested stock options for the six months ended June 30, 2010 and 2009 were $1,785,000 and $1,061,000, respectively.

The Company recorded $295,000 and $1,363,000 in compensation expense for the three and six months ended June 30, 2010, respectively, and $403,000 and $975,000 in compensation expense for the three and six months ended June 30, 2009, respectively, related to employee and director stock option grants. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition. These options immediately vested upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s targeted cancer programs that included an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company and subject to the employee’s continued employment. The Company’s Compensation Committee of its Board of Directors determined that the combined payments received from Debiopharm in September 2009 and March 2010 totaling $10,000,000 met the performance condition underlying these options. Receipt of the March 2010 payment resulted in the immediate vesting of these options and the Company recorded approximately $485,000 in additional stock compensation expense during the six months ended June 30, 2010.

Non-Employee Grants

The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreement, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company reversed expense of $18,000 and $16,000 related to non-employee stock options for the three and six months ended June 30, 2010, respectively, as a result of a decline in the Company’s stock price during the period. The Company recognized expense of $13,000 related to non-employee stock options for each of the three and six months ended June 30, 2009. As of June 30, 2010, the Company had recorded $2,000 in deferred compensation related to unvested non-employee options.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2010 and 2009, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Research and development expenses	$107,000	$161,000	$384,000	$338,000
General and administrative expenses	170,000	255,000	963,000	678,000

Total stock-based compensation expense	$277,000	$416,000	$1,347,000	$1,016,000

The table below summarizes options outstanding and exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.33	2,135,788	7.68	$1.03	1,399,428	$1.00
1.35 - 1.43	2,895,196	7.22	1.40	2,233,187	1.40
1.50 - 2.11	2,024,407	5.07	1.61	1,858,155	1.57
2.12 - 2.43	2,076,126	6.37	2.35	1,204,626	2.40
2.48 - 4.56	2,239,045	3.23	3.93	2,208,045	3.94
4.72 - 20.00	737,000	1.46	9.24	737,000	9.24

	12,107,562	5.71	$2.48	9,640,441	$2.68

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

The following summarizes the effect of dilutive securities on diluted income per common share for the six months ended June 30, 2010:

For the six months ended June 30, 2010
Weighted average shares for basic EPS	74,261,033

Dilutive securities:
Warrants	266,035
Stock options	3,452,670

Subtotal of dilutive securities	3,718,705

Weighted average shares for diluted EPS	77,979,738

The weighted-average diluted shares outstanding for the six months ended June 30, 2010 excludes the dilutive effect of approximately 2,938,045 shares of common stock underlying stock options and 1,612,322 shares of common stock underlying warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Diluted net loss per common share is the same as basic net loss per common share for the three months ended June 30, 2010 and 2009, as well as for the six months ended June 30, 2009, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for this period. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period. Antidilutive securities as of June 30, 2010 and 2009, respectively, are as follows:

	For the three months ended June 30, 2010	For the three and six months ended June 30, 2009
Stock options outstanding	12,107,562	11,444,489
Warrants outstanding	1,612,322	5,322,361

Total antidilutive securities	13,719,884	16,766,850

12. Related Party Transactions

Pursuant to a scientific advisory and consulting agreement dated September 14, 2006 with Joseph M. Davie, Ph.D., M.D., a member of the Company’s Board of Directors, the Company incurred $4,000 and $10,000 in related consulting expenses in its Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2010, respectively, and $6,000 and $13,000 in related consulting expenses for the three- and six-month periods ended June 30, 2009, respectively. The consulting agreement was amended in June 2010 to provide that Dr. Davie will be compensated on an hourly basis rather than paid an annual retainer. In June 2010, Dr. Davie stepped down as Chairman of the Scientific Advisory Board, but remains a member of such board.

13. New Accounting Pronouncements

In January 2010, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2010. This standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

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

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for the Company is fiscal 2011. Early adoption is permitted; however, the Company plans to implement ASU No. 2010-17 prospectively, as such, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as the Company does not currently have any research and development arrangements which will be accounted for under the milestone method.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

14. Subsequent Events

Contingent Payment Under Debiopharm Agreement

On July 5, 2010, Debiopharm notified the Company that it had treated the fifth patient in its ongoing phase I clinical trial of Debio 0932, an Hsp90 inhibitor. As a result, the Company has earned a $3,000,000 payment from Debiopharm under the parties’ August 2009 license agreement. The Company expects that it will record revenue and receive this payment during the third quarter of 2010.

In February 2010, the Compensation Committee of the Company’s Board of Directors approved discretionary bonus payments to its executive officers. Payment of these bonuses are tied to the achievement of regulatory and clinical development milestones by Debiopharm and the receipt of related contingent cash payments from Debiopharm, including a total of $158,000 due upon treatment of the fifth patient in the phase I clinical trial. Because the payment from Debiopharm was contingent upon the successful treatment of the fifth patient and outside of the Company’s control, the related contingent payment of $3,000,000 was not considered probable at June 30, 2010. As a result, the revenue from this contingent payment was not recognized during the three and six months ended June 30, 2010 and the related bonuses to executive officers were not accrued liabilities as of June 30, 2010. The Company expects that it will recognize the related revenue and expense in the three months ended September 30, 2010. Payment of these bonuses represents the final payment under the discretionary bonus program.

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

Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor.

In June 2010, Roche informed us that a phase II clinical trial that was conducted by Roche and Genentech in first-line metastatic colorectal cancer patients did not meet its primary endpoint of extending the time from randomization to disease progression or death in study patients who received GDC-0449 in addition to the current standard of care of Avastin® (bevacizumab) and chemotherapy when compared to those patients that received only the current standard of care treatment. It is expected that data from the phase II study will be submitted for presentation at a future medical meeting.

Genentech and Roche are currently conducting two additional clinical trials of GDC-0449, including a pivotal phase II trial in advanced basal cell carcinoma, or BCC, that was initiated in February 2009 and a phase II clinical trial of GDC-0449 in advanced ovarian cancer, which was initiated in 2008. Genentech has completed enrollment in each of these studies. We expect that results will be available for the advanced ovarian cancer phase II trial in August 2010 and Roche has stated that it expects results for the advanced basal cell carcinoma pivotal trial in the first half of 2011.

While we are disappointed by the outcome of the phase II clinical trial in colorectal cancer, we continue to believe that GDC-0449 warrants continued study in other cancer indications because the Hedgehog pathway is thought to act via different mechanisms of action in other tumor types. For example, clinical activity has already been shown in a phase I clinical trial in which GDC-0449 demonstrated a 55% response rate in 33 advanced basal cell carcinoma patients. Basal cell carcinoma is almost always the result of a specific mutation in a component of the Hedgehog pathway, a different mechanism than that of metastatic colon cancer. In this phase I study, the most frequent adverse events with GDC-0449 included muscle spasms, altered taste, weight loss and hyponatremia. Roche has indicated that it expects data from the pivotal phase II study in the first half of 2011 and, pending successful results, that regulatory submissions could occur in 2011. In addition, Roche has indicated that it expects to initiate a phase II clinical trial in operable basal cell carcinoma patients during the second half of 2010, and we believe that positive results from this study could provide the potential to expand the commercial opportunity of GDC-0449 in basal cell carcinoma.

Genentech and Roche are also conducting a randomized double-blind placebo-controlled phase II trial in advanced ovarian cancer in a maintenance setting, which is evaluating the ability of GDC-0449 to slow the time to recurrence of cancer in patients whose disease is in complete remission, by impeding the residual cancer cells’ ability to grow.

In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the National Cancer Institute, or NCI, entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional cancer types. Under this arrangement with NCI, third-party investigators have begun or planned several clinical studies in medulloblastoma, pancreatic cancer, small cell lung cancer, glioblastoma multiforme, stomach or gastroesophageal cancer, breast cancer and prostate cancer, among others. Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome has also been initiated.

Our internal drug development efforts are focused on our targeted cancer programs that seek to inhibit multiple signaling pathways using single novel small molecule drug candidates. We believe that this approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since we believe that we are disrupting the cancer network environment in several additional important targets when compared to other cancer drugs.

Our lead candidate from these programs is CUDC-101, a small molecule compound that has recently completed a dose escalation phase I clinical trial and is the first-in-class compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. We treated 25 patients in the dose escalation portion of the phase I clinical trial and have established 275 milligrams per meter squared as our maximum tolerated dose. In August 2010, we initiated a phase Ib expansion trial to test CUDC-101 in approximately 40 patients with specific tumor types, including head and neck, breast, gastric and liver cancers.

We are also anticipating the initiation of a phase I/II clinical trial of CUDC-101 in head and neck cancer patients by the end of 2010. While the study design is ongoing, we currently expect that we will conduct a randomized two arm trial in which patients will receive cisplatin and radiation plus or minus CUDC-101. The primary objectives of the phase I portion of this study are to evaluate the safety and tolerability of CUDC-101 when administered in combination with cisplatin and radiation. The phase II part of the study will seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy. We continue to progress additional proprietary preclinical programs and currently expect that we will select an additional small molecule inhibitor from our preclinical portfolio in 2010.

In July 2008, we selected CUDC-305, an Hsp90 inhibitor, as a development candidate from our targeted cancer programs. In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm S.A., a Swiss pharmaceutical development company, or Debiopharm. CUDC-305 has since been renamed Debio 0932 by Debiopharm. Debiopharm has assumed all future development responsibility for Debio 0932 and Debiopharm or a Debiopharm licensee will incur all future costs related to the development, registration and commercialization of products under the agreement. During the first quarter of 2010, we received $8,000,000 from Debiopharm upon approval from French regulatory authorities of its clinical trial application, or CTA, to begin phase I clinical trials for evaluating the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma. In April 2010, Debiopharm treated the first patient in the phase I clinical trial of this molecule, and we expect to receive an additional $3,000,000 payment from Debiopharm in the third quarter of 2010 that we earned upon Debiopharm’s treatment of the fifth patient in this phase I clinical trial.

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. On an annual basis, we have never been profitable and have an accumulated deficit of $715,107,000 as of June 30, 2010. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve annual profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully advance its ongoing and planned future clinical trials of GDC-0449;

•	Debiopharm’s ability to successfully enroll and treat patients in its phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to successfully enroll and treat patients in our planned phase Ib expansion trial and phase I/II clinical trial of CUDC-101 and advance CUDC-101 into later stages of clinical development;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-101 or other of our proprietary drug candidates in the future; and

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Our Collaborations

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, an April 2005 collaboration with Genentech relating to the Wnt signaling pathway, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our June 2003 collaboration with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of June 30, 2010, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material future costs related to our Hsp90 technologies that have been licensed to Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources at June 30, 2010, should enable us to maintain current and planned operations into the second half of 2012. Our ability to continue funding our planned operations beyond the second half of 2012 is dependent on payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We expect that our expenses associated with the clinical development of CUDC-101 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. We do not expect to generate any revenue from the direct sale of products for several years, if ever. We earned a $3,000,000 contingent payment under our agreement with Debiopharm for the treatment of the fifth patient in the phase I clinical trial of Debio 0932, which occurred in July 2010. The next milestone we are eligible for under the agreement is upon Debiopharm’s treatment of the fifth patient in a phase II clinical trial, assuming that the compound successfully completes the ongoing phase I trial and that Debiopharm advances Debio 0932 into phase II clinical testing. Roche has also indicated that it expects data from a pivotal phase II study in advanced basal cell carcinoma patients in the first half of 2011 and, pending successful results, that regulatory submissions could occur in 2011. Approval of such submission by regulatory authorities would result in subsequent royalty revenue to us upon Genentech’s commercialization of GDC-0449 in this indication. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees.

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

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor

- GDC-0449 - GDC-0449	Advanced BCC Advanced ovarian cancer	Genentech Genentech	Pivotal Phase II Phase II

Targeted cancer programs

- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase Ib expansion

- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I

- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future new drug application submission by Genentech or Roche. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response. “Phase Ib expansion” means that we are currently treating human patients with specific tumor types including head and neck, breast, gastric and liver cancers at the maximum tolerated dose from our phase I dose escalation clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that Debiopharm is currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In determining the fair value of our warrant liability, changes to the probabilities underlying the assumptions used in valuing our warrant liability, such as our stock price as of the reporting period, expected stock price and volatility, could materially impact our financial statements from quarter to quarter. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2009, which is on file with the SEC. There have been no material changes as of June 30, 2010.

Recently Issued Accounting Standards

In January 2010, we adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact our financial position or results of operations as of and for the three and six months ended June 30, 2010. This standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

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

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us is fiscal 2011. Early adoption is permitted; however, we plan to implement ASU No. 2010-17 prospectively, as such, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we do not currently have any research and development arrangements which will be accounted for under the milestone method.

Results of Operations

Three-Month Periods Ended June 30, 2010 and June 30, 2009

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009
REVENUES:
Research and development
Genentech	$85,000	$59,000	44%
Other	14,000	4,000	250%

Total revenues	$99,000	$63,000	57%

Total revenues increased by $36,000, or 57%, to $99,000 for the three months ended June 30, 2009 as compared to $63,000 for the same period in the prior year primarily as a result of revenues under our current collaborations with Genentech which are limited to expenses that we incur under the parties’ June 2003 Hedgehog pathway inhibitor collaboration for which Genentech is obligated to reimburse us.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2010	2009

GDC-0449 (Hedgehog pathway inhibitor)	$48,000	$50,000	(4%)
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	369,000	389,000	(5%)
Debio 0932 (Hsp90 inhibitor)	2,000	630,000	(100%)
Other targeted cancer programs	1,751,000	1,051,000	67%
Gain on sale of assets	(32,000)	—	(100%)
Stock-based compensation	107,000	161,000	(34%)

Total research and development expense	$2,245,000	$2,281,000	(2%)

Our research and development expenses decreased by $36,000, or 2%, to $2,245,000 for the three months ended June 30, 2010 as compared to $2,281,000 for the same period in the prior year primarily due to decreased spending related to the Debio 0932 program by $628,000 as a result of licensing the program to Debiopharm in August and decreased stock-based compensation of $54,000 over the prior year period. Offsetting these decreases was an increase of $700,000 in spending relating to our other targeted cancer programs from the prior year period as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future clinical development.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009
Personnel	$580,000	$492,000	18%
Occupancy and depreciation	87,000	87,000	—%
Legal services	400,000	705,000	(43%)
Consulting and professional services	309,000	229,000	35%
Insurance costs	64,000	75,000	(15%)
Other general and administrative expenses	170,000	187,000	(9%)
Stock-based compensation	170,000	255,000	(33%)

Total general and administrative expenses	$1,780,000	$2,030,000	(12%)

General and administrative expenses decreased by $250,000, or 12%, to $1,780,000 for the three months ended June 30, 2010 as compared to $2,030,000 for the same period in the prior year due to offsetting variances. Fees for legal services decreased $305,000 during the three months ended June 30, 2010 as compared to the same period in the prior year. We incurred $327,000 in legal expenses related to an arbitration proceeding that we filed against our former collaborator, Micromet, during the three months ended June 30, 2009. In February 2010, we entered into a settlement agreement with

Micromet and did not incur any costs related to this matter during the three months ended June 30, 2010. Stock-based compensation expense also decreased by $85,000 in the three months ended June 30, 2010 as compared to the same period in the prior year as a result of a decline in the grant date fair values of stock options expensed in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Offsetting these decreases, personnel costs increased $88,000 during the three months ended June 30, 2010 as compared to the same period in the prior year as the result of adjustment to our executive officers’ compensation in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. In addition, we accrued for non-officer bonuses and a 401(k) matching contribution in the 2010 period that we did not accrue in the 2009 period. Consulting and professional services increased $80,000 over the prior year period due to 2010 proxy-related matters, specifically related to our 2010 Stock Incentive Plan and our 2010 Employee Stock Purchase Plan, each approved by our shareholders in June 2010.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term. The fair value of the warrants was estimated at $2,181,000 on the January 2010 issuance date and $3,087,000 as of March 31, 2010, using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective feature of the warrants that includes a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for GDC-0449. We applied the following assumptions assigned to the various outcomes: expected volatilities ranging from 69.8% to 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. Expected volatility was based on our historical volatility commensurate with the term of the warrants. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the income statement. We estimated that the fair value of these warrants as of June 30, 2010 was $1,290,000 and we recorded a gain of approximately $1,797,000 for the three months ended June 30, 2010 as a result of the decrease in the fair value of the warrant liability from March 31, 2010.

Six-Month Periods Ended June 30, 2010 and June 30, 2009

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009
REVENUES:
Research and development
Genentech	$141,000	$96,000	47%
Other	40,000	4,000	900%

Subtotal	181,000	100,000	81%

License fees
Genentech	—	6,000,000	(100%)
Debiopharm	8,333,000	—	100%
Micromet	4,000,000	—	100%
Other	143,000	—	100%

Subtotal	12,476,000	6,000,000	108%

Total revenues	$12,657,000	$6,100,000	107%

Total revenues increased by $6,557,000, or 107% to $12,657,000 for the six months ended June 30, 2010 from $6,100,000 for the same period in 2009, primarily related to a $6,476,000 increase in our license fee revenues. We recorded license fee revenue of $333,000 related to the amortization of the $2,000,000 up-front license fee that we earned in August 2009 under our Hsp90 license agreement with Debiopharm as the estimated performance period under this license agreement concluded during the first quarter of 2010. We also recorded license fee revenue of $8,000,000 related to our receipt of a contingent payment from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Debio 0932 in February 2010.

During the six months ended June 30, 2010, we also received settlement proceeds of $4,000,000 from Micromet pursuant to a settlement, mutual release and termination agreement that we entered into with Micromet in February 2010. The settlement payment was made by Micromet to resolve a contract claim we filed related to our June 2001 agreement with Micromet. Because this settlement discharged and terminated all future payment obligations that would have arisen under the June 2001 agreement, we do not expect to receive any additional revenues from Micromet.

During the six months ended June 30, 2009, we received and recognized $6,000,000 in license revenue as a result of Genentech’s initiation of a pivotal phase II basal cell carcinoma trial. Future contingent payments under our Genentech agreement are tied to clinical and regulatory objective milestones. We believe that if results from one or more of Genentech’s currently ongoing clinical trials are positive, that we may receive additional contingent payments from Genentech in 2011.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2010	2009

GDC-0449 (Hedgehog pathway inhibitor)	$97,000	$399,000	(76%)
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	714,000	645,000	11%
Debio 0932 (Hsp90 inhibitor)	24,000	1,736,000	(99%)
Other targeted cancer programs	3,587,000	2,079,000	73%
Gain on sale of assets	(93,000)	—	(100%)
Stock-based compensation	384,000	338,000	14%

Total research and development expense	$4,713,000	$5,197,000	(9%)

Our research and development expenses decreased by $484,000, or 9%, to $4,713,000 for the six months ended June 30, 2010 as compared to $5,197,000 for the same period in the prior year related to offsetting variances within our programs. The decrease in research and development expenses was primarily the result of a $1,712,000 decrease in spending related to our Debio 0932 program, which was licensed to Debiopharm in August 2009 and for which Debiopharm assumed all future costs. During the six months ended June 30, 2009, we also incurred expenses of $300,000 in sublicense payments that we were required to make as a result of the $6,000,000 that we received from Genentech during this same period for the achievement of a clinical development objective related to our Hedgehog pathway inhibitor program. No such expenses were incurred under the Genentech collaboration during the six months ended June 30, 2010.

Offsetting these decreases were increases of $1,508,000 in spending relating to our other targeted cancer programs from the prior year period as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future development, and $69,000 related to clinical costs for our CUDC-101program, which completed a phase I trial in May 2010. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our research and development efforts for CUDC-101 and other targeted cancer programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009
Personnel	$1,408,000	$1,009,000	40%
Occupancy and depreciation	170,000	177,000	(4%)
Legal services	2,517,000	1,243,000	102%
Consulting and professional services	619,000	541,000	14%
Insurance costs	127,000	150,000	(15%)
Other general and administrative expenses	403,000	327,000	23%
Stock-based compensation	963,000	678,000	42%

Total general and administrative expenses	$6,207,000	$4,125,000	50%

General and administrative expenses increased by $2,082,000, or 50%, to $6,207,000 for the six months ended June 30, 2010 as compared to $4,125,000 for the prior year period. This increase was primarily due to increased spending for legal services and personnel costs. We incurred $1,525,000 for the six months ended June 30, 2010 as compared to $359,000 for the prior year period in expenses related to an arbitration proceeding that we filed against our former collaborator, Micromet, an increase of $1,166,000. In addition, personnel costs increased $399,000 as the result of payment of discretionary bonuses to our executive officers upon receipt of the $8,000,000 payment from Debiopharm in March 2010 and the adjustment to our executive officers’ compensation in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. No bonuses were paid to our executive officers in the prior year period. In addition, we accrued for non-officer bonuses and 401(k) matching contributions in the 2010 period that we did not accrue in the 2009 period. Stock-based compensation also increased $285,000 over the prior year period primarily related to vesting of certain performance-based options in the first quarter of 2010.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term. The fair value of the warrants was estimated at $2,181,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective feature of the warrants that includes a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for GDC-0449. We applied the following assumptions assigned to the various outcomes: expected volatilities ranging from 69.8% to 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. Expected volatility was based on our historical volatility commensurate with the term of the warrants. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the income statement. The change in the fair value of the warrant liability from the closing date of January 27, 2010 resulted in a gain of approximately $891,000 for the six months ended June 30, 2010 as a result of the decrease of our stock price during this period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $44,896,000, excluding restricted investments of $216,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

On January 27, 2010, we completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of our common stock and (ii) one warrant to purchase 0.25 of a share of common stock at a purchase price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000. In connection with this offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an exercise price of $3.55 per share and have a five year term.

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

Net cash provided by operating activities was $2,921,000 for the six-month period ended June 30, 2010 as compared to cash used of $2,061,000 for the six-month period ended June 30, 2009. Cash provided by operating activities during the six-month period ended June 30, 2010 was primarily the result of our net income for the period of $2,686,000, as well as non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $742,000. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2010, including decreases of $816,000 in our accounts payable and accrued liabilities and $476,000 in deferred revenue primarily related to our August 2009 license agreement with Debiopharm, which were offset by decreases of $471,000 in our accounts receivable and $313,000 in prepaid expenses and other assets.

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

Investing activities used cash of $16,172,000 for the six-month period ended June 30, 2010 as compared to $1,760,000 in the six-month period ended June 30, 2009. Cash used by investing activities resulted principally from $16,133,000 in net investment purchases for the six months ended June 30, 2010 and $1,752,000 in net investment purchases for the six months ended June 30, 2009.

Financing activities provided cash of approximately $16,882,000 for the six-month period ended June 30, 2010, resulting principally from the issuance of 6,449,288 shares of common stock and warrants under our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, warrants for an aggregate of 1,742,671 shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $162,000 was provided by the exercise of stock options. Financing activities provided cash of approximately $127,000 for the six-month period ended June 30, 2009, resulting from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $715,107,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at June 30, 2010, should enable us to maintain current and planned operations into the second half of 2012. We currently have no planned material capital expenditures for 2010. Our current facility lease expires in December 2010 and we expect to move to another facility in December 2010. We currently do not believe that this anticipated move will require us to make material capital expenditures for equipment and leasehold improvements. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2010.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2010, we had an accumulated deficit of approximately $715,107,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under collaboration agreements. Our only potential source of cash flows from operations for the foreseeable future is contingent payments that we could receive under existing or new collaborations as follows:

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

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure you that we will attain adequate future operating capital, if any, from collaborations or licensing arrangements.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2010 should enable us to maintain current and planned operations into the second half of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs.

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

Our general business strategy may be adversely affected by the current economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets do not sustain improvement or if they deteriorate further, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At June 30, 2010, we had $44,896,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline due to the volatility of the stock market and the general economic downturn.

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

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials of our lead product candidate, GDC-0449 and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care, if any. Genentech, a member of the Roche Group, is currently testing GDC-0449 in a phase II clinical trial in advanced ovarian cancer and a pivotal phase II clinical trial in advanced BCC. In the ovarian cancer trial, GDC-0449 is being tested as a single agent maintenance therapy for ovarian cancer patients in their second or third complete remission. The primary endpoint for the clinical trial is to extend the time from treatment to disease progression or death in patients receiving GDC-0449 when compared to placebo. In the advanced BCC trial, the primary endpoint is to measure the response rate to GDC-0449 in patients with metastatic or locally advanced BCC. In addition, Roche has indicated that it expects to initiate a phase II clinical trial in operable BCC patients during the second half of 2010 and through a collaborative research and development agreement between Genentech and the National Cancer Institute, or NCI, the molecule is also being tested in several additional NCI-sponsored trials. All of our other potential product candidates are in preclinical research or early clinical development. Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to obtain favorable results in the ongoing and planned clinical trials of GDC-0449, including the ongoing clinical trials in ovarian cancer and BCC, and in the longer term, to successfully develop and commercialize GDC-0449. GDC-0449 could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory standards for approval;

•

does not offer therapeutic or other improvements over existing or future drugs used to treat the cancer indications for which it is being tested, as occurred in Genentech’s recently-completed phase II clinical trial of GDC-0449 in colorectal cancer;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors.

If Genentech is not successful in developing and commercializing GDC-0449 or is significantly delayed in doing so, our business will be materially harmed and the value of your investment could substantially decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor. Genentech is currently testing GDC-0449 in a phase II clinical trial in ovarian cancer and in a pivotal phase II trial in advanced BCC. In addition, we entered into a license agreement with Debiopharm in August 2009 related to our Hsp90 technologies and Debiopharm began testing Debio 0932 in a phase I clinical trial in April 2010. Our collaborations with Genentech and our license agreement with Debiopharm are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

•

Our strategic collaboration agreements with Genentech and our license agreement with Debiopharm permit such parties wide discretion in deciding which drug candidates to advance through the clinical trial process. It is possible for Genentech or Debiopharm to reject drug candidates at any point in the research, development and clinical trial process, without triggering a termination of the collaboration or license agreement, as applicable. In the event of any such decision, our business and prospects may be adversely affected and we may not have the commercial rights or the resources necessary to advance such programs on our own.

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

•

Genentech and Debiopharm have the first right to maintain or defend our intellectual property rights under the respective collaboration agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic partners do not, our ability to do so may be compromised by our strategic partners’ acts or omissions.

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

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single agent, single target drug candidates for cancer indications. We have currently selected two drug candidates from these proprietary targeted cancer programs for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, and Debio 0932, an orally available, synthetic small molecule inhibitor of Hsp90 that was licensed to Debiopharm in August 2009.

Our drug candidates in our targeted cancer program, including CUDC-101 and Debio 0932, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the validated cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical trials. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, Debio 0932, or any other drug candidates from our targeted cancer programs, in which case we will not achieve profitability and the value of our stock will decline.

If preclinical studies and clinical trials of our drug candidates are not successful then our future profitability and success could be adversely affected.

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced BCC and a phase II clinical trial in advanced ovarian cancer; and Debiopharm is currently treating patients in a phase I clinical trial of Debio 0932, an Hsp90 inhibitor that we licensed to them in August 2009. In addition, we have completed treating patients in a phase I clinical trial of CUDC-101, the lead drug candidate from our pipeline of proprietary targeted cancer programs, and plan to initiate phase Ib expansion trial in specific tumor types as well as a phase I/II trial in head and neck cancer of CUDC-101 in the second half of 2010.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Preclinical testing and clinical trials of our drug candidates under development may not be successful. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•

preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, as occurred in Genentech’s recently-completed phase II clinical trial of GDC-0449 in colorectal cancer;

•	we or any collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular drug candidate;

•	the results from preclinical studies and early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	we may encounter difficulties or delays in manufacturing sufficient quantities of the drug candidate used in any preclinical study or clinical trial;

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

For a further discussion of risks relating specifically to the successful clinical development of GDC-0449, see the separate risk factor above “ - Our success depends substantially on our most advanced product candidate, GDC-0449, which is still in clinical development. If Genentech is unable to complete the clinical development of GDC-0449 in a timely manner, our ability to earn milestone payments or royalty revenue and our likelihood of success will be substantially harmed.”

We expect to rely primarily on third parties for the conduct of clinical trials, and if such third parties perform inadequately then we will not be able to successfully develop and commercialize drug candidates and grow our business.

We have very limited experience in conducting clinical trials. We expect to rely primarily on third parties to conduct our clinical trials and provide services in connection with such clinical trials. For example, we have granted development and commercialization rights to Genentech and Debiopharm under our existing collaboration agreements with each of them and we expect that any future collaboration partners may similarly be fully responsible for conducting at least the later-stage clinical trials of drug candidates. In the near term, we expect to rely primarily on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, assist us in creating and submitting IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we may in the future rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

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

We and our current collaborators are, and any potential future collaborators will be, subject to governmental regulations in connection with the research, development and commercialization of our drug candidates. We and our collaborators may not be able to comply with these regulations, which could subject us or such collaborators to penalties and result in the imposition of limitations on our or such collaborators’ operations.

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

In addition, our small molecule targeted cancer drug development candidates, which are focused primarily on validated cancer targets, face significant competition from marketed drugs and drugs under development that seek to inhibit the same targets as our drug candidates. We expect competition to intensify in cancer generally and, specifically, in targeted approaches to develop potential cancer therapies as technical advances in the field are made and become more widely known.

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

We depend upon our senior management and scientific staff, including Daniel R. Passeri, our President and Chief Executive Officer, Michael P. Gray, our Chief Operating Officer and Chief Financial Officer, Changgeng Qian, Ph.D., M.D., our Senior Vice President, Discovery and Preclinical Development and Mitchell Keegan, Ph. D., our Vice-President, Drug Development. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our officers can terminate their employment with us at any time. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency. We do not maintain key man life insurance on any of these executive officers.

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

Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our development efforts in China. If our research and development efforts in China are delayed due to such interruptions, we may not realize the reductions in costs anticipated from engaging chemists in China. We would also have to consider moving our chemistry and/or biology research that is currently conducted in China to U.S. or European providers, thereby potentially either increasing our overall costs for such services or reducing the total number of chemists and or/biologists that we could engage.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities, including the fair value of our warrant liability. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

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

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business, including our June 2003 and April 2005 collaboration agreements with Genentech and our August 2009 license agreement with Debiopharm, and we expect to enter into similar agreements with third parties in the future. Under these agreements, we generally license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party breaches its responsibilities under these agreements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property.

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

The costs associated with any patent litigation or other proceeding, even if resolved favorably, will likely be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling our future products without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or any collaborative partners may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace.

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

Implementation and enforcement of Chinese intellectual property-related laws has historically been inconsistent and damages assessed may fail to reflect the true value of the infringed technology and its market. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

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

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize our products under development, we or any collaborators must be able to manufacture products in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our product candidates may make them prohibitively expensive. We rely on third parties to supply certain raw materials necessary to produce our drug candidates, including CUDC-101, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. Such suppliers may not sell these raw materials to us at the times we need them or on commercially reasonable terms, or delivery of these raw materials may be delayed or interrupted. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we were unable to purchase raw materials after regulatory approval had been obtained for our drug candidates, the commercial launch of our drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our drug candidates.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. During 2009, our common stock closed at prices that were below the minimum bid price requirement. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $3.70 and a low price of $0.68 per share for the period January 1, 2008 through July 30, 2010. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

•

adverse results or delays in clinical trials being conducted by us or any collaborators, as was seen with our recent announcement of Genentech’s unfavorable phase II clinical trial results for GDC-0449 in colorectal cancer;

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

Our common stock is relatively illiquid. As of June 30, 2010, we had approximately 75.6 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on June 30, 2010 was approximately 641,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of June 30, 2010, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: August 3, 2010	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Scientific Advisory Agreement dated June 3, 2010 by and between Curis and Joseph M. Davie, Ph. D., M.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350