Form 10-Q/A
period 2010-06-30
CURIS INC
filed 2010-08-04
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Curis, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Current Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as originally filed with the SEC on August 3, 2010 (the “Original 10-Q”), for the purpose of:

•

amending Part I, Item 1 “Unaudited Financial Statements” to (x) correct a mathematical error related to the calculation of total current assets set forth in the Condensed Consolidated Balance Sheet; and, (y) include the addition of a new Note 1 and the reordering of prior Notes 1-14 to Notes 2 through 15; and

•	amending Part II, Item 6 “Exhibits and Reports on Form 8-K” to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act, which are filed as exhibits with this 10-Q/A.

Except as previously disclosed, no other changes to the originally filed Form 10-Q have been set forth herein.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
	(See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$10,905,843	$7,275,433
Marketable securities	33,989,971	17,759,464
Short-term investment – restricted	216,002	216,002
Accounts receivable	44,512	515,758
Prepaid expenses and other current assets	279,622	627,183

Total current assets	45,435,950	26,393,840

Property and equipment, net	393,579	715,429
Goodwill	8,982,000	8,982,000
Other assets	42,780	7,980

Total assets	$54,854,309	$36,099,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$977,130	$1,561,914
Accrued liabilities	777,694	1,009,244
Deferred revenue	—	475,833

Total current liabilities	1,754,824	3,046,991
Warrants	1,289,921	—

Total liabilities	3,044,745	3,046,991

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 76,669,521 shares issued and 75,621,814 shares outstanding at June 30, 2010; and 68,360,067 shares issued and 67,312,360 outstanding at December 31, 2009	766,695	683,601
Additional paid-in capital	767,020,029	751,068,635
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(2,150)	(15,904)
Accumulated deficit	(715,107,159)	(717,793,437)
Accumulated other comprehensive income	23,423	637

Total stockholders’ equity	51,809,564	33,052,258

Total liabilities and stockholders’ equity	$54,854,309	$36,099,249

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Research and development	$98,634	$63,263	$181,135	$100,390
License fees	—	—	12,475,833	6,000,000

Total revenues	98,634	63,263	12,656,968	6,100,390

COSTS AND EXPENSES:
Research and development	2,244,742	2,281,067	4,712,546	5,197,126
General and administrative	1,780,377	2,029,854	6,206,822	4,124,928

Total costs and expenses	4,025,119	4,310,921	10,919,368	9,322,054

Income (loss) from operations	(3,926,485)	(4,247,658)	1,737,600	(3,221,664)

OTHER INCOME:
Interest income	31,254	66,272	58,043	165,337
Change in fair value of warrant liability	1,797,244	—	890,635	—

Total other income	1,828,498	66,272	948,678	165,337

Net income (loss)	$(2,097,987)	$(4,181,386)	$2,686,278	$(3,056,327)

Basic net income (loss) per common share	$(0.03)	$(0.07)	$0.04	$(0.05)

Diluted net income (loss) per common share	$(0.03)	$(0.07)	$0.03	$(0.05)

Basic weighted average common shares	75,617,858	63,654,519	74,261,033	63,625,299

Diluted weighted average common shares	75,617,858	63,654,519	77,979,738	63,625,299

Net income (loss)	$(2,097,987)	$(4,181,386)	$2,686,278	$(3,056,327)
Unrealized income (loss) on marketable securities	39,790	(28,320)	22,786	(72,027)

Comprehensive income (loss)	$(2,058,197)	$(4,209,706)	$2,709,064	$(3,128,354)

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Revision of Quarterly Financial Results

The Company has revised its June 30, 2010 consolidated balance sheet to correct a mathematical error related to the calculation of total current assets. There was no impact to the Company’s total assets at the consolidated balance sheets as of June 30, 2010 and December 31, 2009, to its consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, or to its consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.

The following is a summary of the effect of the change described above:

	As Previously Reported	As Revised
June 30, 2010
Current Assets:
Cash and cash equivalents	$10,905,843	$10,905,843
Marketable securities	33,989,971	33,989,971
Short-term investment – restricted	216,002	216,002
Accounts receivable	44,512	44,512
Prepaid expenses and other current assets	279,622	279,622

Total current assets	44,435,950	45,435,950

2. Nature of Business

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at June 30, 2010 should enable the Company to maintain its current and planned operations into the second half of 2012. The Company’s ability to continue funding its planned operations beyond the second half of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings (see Note 8), new collaborations or other sources of financing.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

3. Basis of Presentation

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

5. Debiopharm Hsp90 Inhibitor License Agreement

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

6. Genentech, Inc. Hedgehog Pathway Inhibitor Collaboration

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

7. Fair Value Measurements

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

The Company also has a short-term restricted investment of $216,000 as of June 30, 2010 that was solely comprised of a certificate of deposit.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at June 30, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued at June 30, 2010 using a probability-weighted Black-Scholes model, discussed further in Note 8, and is therefore classified as Level 3.

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

As of December 31, 2009:
Cash equivalents
Money market funds	$5,422,000	$—	$—	$5,422,000
Corporate bonds and notes	1,000,000	—	—	1,000,000
Investments
US government obligations	14,261,000	—	—	14,261,000
Corporate bonds and notes	3,498,000	—	—	3,498,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$24,397,000	$—	$—	$24,397,000

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

8. Common Stock and Warrant Liability

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

9. Micromet Settlement

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

10. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued compensation	$469,000	$501,000
Professional fees	113,000	157,000
Facility-related costs	105,000	194,000
Other	91,000	157,000

Total	$778,000	$1,009,000

11. Accounting for Stock-Based Compensation

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

12. Income (Loss) Per Common Share

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

13. Related Party Transactions

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

14. New Accounting Pronouncements

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

15. Subsequent Events

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

PART II—OTHER INFORMATION

Item 6.	EXHIBITS

The exhibits filed herewith or incorporated by reference are set forth on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: August 4, 2010	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Scientific Advisory Agreement dated June 3, 2010 by and between Curis and Joseph M. Davie, Ph. D., M.D.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act**

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350**

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350**

*	Previously filed with original Form 10-Q
**	Filed herewith.