Form 10-Q
period 2010-09-30
CURIS INC
filed 2010-10-28
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 25, 2010, there were 75,638,689 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,613,985	$7,275,433
Marketable securities	32,083,530	17,759,464
Short-term investment – restricted	219,458	216,002
Accounts receivable	194,996	515,758
Prepaid expenses and other current assets	459,851	627,183

Total current assets	44,571,820	26,393,840

Property and equipment, net	289,351	715,429
Long-term investment – restricted	277,546	—
Goodwill	8,982,000	8,982,000
Other assets	93,670	7,980

Total assets	$54,214,387	$36,099,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,630,027	$1,561,914
Accrued liabilities	864,696	1,009,244
Deferred revenue	—	475,833

Total current liabilities	2,494,723	3,046,991
Warrants	1,082,420	—

Total liabilities	3,577,143	3,046,991

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 76,686,396 shares issued and 75,638,689 shares outstanding at September 30, 2010; and 68,360,067 shares issued and 67,312,360 outstanding at December 31, 2009	766,864	683,601
Additional paid-in capital	767,351,425	751,068,635
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(1,408)	(15,904)
Accumulated deficit	(716,621,958)	(717,793,437)
Accumulated other comprehensive income	33,595	637

Total stockholders’ equity	50,637,244	33,052,258

Total liabilities and stockholders’ equity	$54,214,387	$36,099,249

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
License fees	$3,180,000	$666,666	$15,655,833	$6,666,666
Research and development	62,310	98,647	243,445	199,037

Total revenues	3,242,310	765,313	15,899,278	6,865,703

COSTS AND EXPENSES:
Research and development	3,008,594	2,295,997	7,721,140	7,493,123
General and administrative	1,998,701	2,566,475	8,205,523	6,691,403

Total costs and expenses	5,007,295	4,862,472	15,926,663	14,184,526

Loss from operations	(1,764,985)	(4,097,159)	(27,385)	(7,318,823)

OTHER INCOME:
Interest income	42,686	36,863	100,729	202,200
Change in fair value of warrant liability	207,500	—	1,098,135	—

Total other income	250,186	36,863	1,198,864	202,200

Net (loss) income	$(1,514,799)	$(4,060,296)	$1,171,479	$(7,116,623)

Basic net (loss) income per common share	$(0.02)	$(0.06)	$0.02	$(0.11)
Diluted net (loss) income per common share	$(0.02)	$(0.06)	$0.02	$(0.11)

Basic weighted average common shares	75,623,465	66,270,778	74,720,168	64,516,816
Diluted weighted average common shares	75,623,465	66,270,778	77,400,608	64,516,816

Net (loss) income	$(1,514,799)	$(4,060,296)	$1,171,479	$(7,116,623)
Unrealized gain (loss) on marketable securities	10,172	(6,199)	32,958	(78,226)

Comprehensive (loss) income	$(1,504,627)	$(4,066,495)	$1,204,437	$(7,194,849)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,171,479	$(7,116,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	521,821	566,050
Stock-based compensation expense	1,664,063	1,484,748
Change in fair value of warrant liability	(1,098,135)	—
Non-cash interest income	(19,843)	—
Changes in current assets and liabilities:
Accounts receivable	320,762	(119,638)
Prepaid expenses and other assets	81,642	(58,654)
Accounts payable and accrued liabilities	(76,435)	(675,698)
Deferred revenue	(475,833)	1,458,334

Total adjustments	918,042	2,655,142

Net cash provided by (used in) operating activities	2,089,521	(4,461,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(53,897,181)	(28,843,925)
Sale of marketable securities	39,625,916	27,048,746
Increase in restricted cash	(281,002)	(5,995)
Purchases of property and equipment	(95,743)	(7,471)

Net cash used in investing activities	(14,648,010)	(1,808,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered direct offering of common stock and warrants, net of issuance costs of $1,310,000	14,942,317	—
Proceeds from issuance of common stock and exercise of warrants	1,954,724	2,915,132

Net cash provided by financing activities	16,897,041	2,915,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,338,552	(3,354,994)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,275,433	10,158,795

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,613,985	$6,803,801

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at September 30, 2010 should enable the Company to maintain its current and planned operations into the second half of 2012. The Company’s ability to continue funding its planned operations beyond the second half of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings (see Note 7), new collaborations or other sources of financing.

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2010, the results of operations condensed for the three- and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009. The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S., referred to herein as U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and goodwill, and the value of certain investments and liabilities, including the value of its warrant liability. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3. Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable up-front license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 3, 2010 as well as Note 13 related to new revenue accounting pronouncements.

Amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets. As of September 30, 2010, the Company had no deferred revenue related to its collaborations. In the first quarter of 2010, the Company recognized $476,000 in revenue that was deferred at December 31, 2009 as it had no ongoing material performance obligations under the respective agreements.

4. Debiopharm License Agreement

During the nine months ended September 30, 2010, the Company recorded $11,333,000 in license fee revenues from its August 2009 Hsp90 license agreement with Debiopharm SA. Under the terms of this agreement the Company received a $2,000,000 up-front license fee upon execution of the agreement in August 2009. The Company amortized this payment over its estimated performance period under this agreement, which concluded during the first quarter of 2010 and resulted in the recognition of $333,000 in license fee revenue during the nine-month period ended September 30, 2010. In addition, the Company earned $8,000,000 under this agreement in March 2010 upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor, Debio 0932, and $3,000,000 in July 2010 upon Debiopharm’s treatment of the fifth patient in its ongoing phase I clinical trial. The Company recorded $3,000,000 and $11,000,000 as revenue within “License Fees” in the Revenues section of its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 because the Company has no ongoing material performance obligations under the agreement.

5. Genentech, Inc. Collaboration

In the first quarter of 2009, the Company received a payment of $6,000,000 from Genentech, Inc. under the parties’ June 2003 Hedgehog pathway inhibitor collaboration. This payment was made upon Genentech’s initiation of a pivotal phase II clinical trial of GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, as a single-agent therapy for patients with metastatic or locally advanced basal cell carcinoma. The Company has recorded this amount as revenue within “License Fees” in the Revenues section of its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 because the Company has no ongoing material performance obligations under the collaboration.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and short- and long-term restricted investments. As of September 30, 2010, the Company held cash equivalents of $9,653,000 and marketable securities of $32,084,000. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper, corporate bonds and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

The Company also had a short-term restricted investment of $219,000 and a long-term restricted investment of $278,000 as of September 30, 2010 that were solely comprised of certificates of deposit pursuant to the requirements of the Company’s real property leases.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at September 30, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued at September 30, 2010 using a probability-weighted Black-Scholes model, discussed further in Note 7, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2010 and December 31, 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at September 30, 2010 or December 31, 2009.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2010:
Cash equivalents
Money market funds	$7,123,000	$—	$—	$7,123,000
Municipal bonds	2,530,000	—	—	2,530,000
Investments
US government obligations	4,010,000	—	—	4,010,000
Corporate commercial paper, bonds and notes	28,074,000	—	—	28,074,000
Restricted investments (CD’s)	497,000	—	—	497,000

Total assets at fair value	$42,234,000	$—	$—	$42,234,000

As of December 31, 2009:
Cash equivalents
Money market funds	$5,422,000	$—	$—	$5,422,000
Corporate bonds and notes	1,000,000	—	—	1,000,000
Investments
US government obligations	14,261,000	—	—	14,261,000
Corporate bonds and notes	3,498,000	—	—	3,498,000
Restricted investments (CD)	216,000	—	—	216,000

Total assets at fair value	$24,397,000	$—	$—	$24,397,000

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2010:

Balance at December 31, 2009	$—

Issuance of new warrants	2,180,000
Change in fair value	(1,098,000)

Balance at September 30, 2010	$1,082,000

7. Common Stock and Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features for the benefit of the warrantholder, including an exercise price adjustment clause and a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for GDC-0449. Due to these terms, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded in the liability section of the Condensed Consolidated Balance Sheet as of September 30, 2010. The Company estimated that the fair value of the warrants at issuance was $2,180,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. The Company estimated that the fair value of the warrants at September 30, 2010 was $1,082,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 77.7% and 95.2%, risk free interest rates ranging from 0.6% to 1.1%, expected lives of three to four years and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations. The Company recorded other income of approximately $208,000 and $1,098,000 for the three and nine months ended September 30, 2010, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to a decrease in the Company’s stock price since issuance of the warrants.

As of December 31, 2009, the Company had warrants outstanding to purchase an aggregate of 1,742,671 shares of its common stock at an exercise price of $1.02 per share under its August 2007 private placement, all of which had been accounted for within stockholders’ equity. In the first quarter of 2010, the Company received proceeds of $1,778,000 upon the exercise of all of these warrants. In the third quarter of 2009, the Company received proceeds of $2,700,000 upon the exercise of warrants to purchase an aggregate of 2,632,198 shares of the Company’s common stock that were also issued under this same private placement.

8. Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company relating to a June 2001 agreement between the Company and Micromet’s wholly owned subsidiary Micromet AG associated with the Company’s Single Chain Peptide technology. Under the June 2001 agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet made a final payment of $4,000,000 during the first quarter of 2010 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 Agreement. The Company has recorded the $4,000,000 within the “License fee” revenue line item in the Consolidated Statement of Operations for the six months ended June 30, 2010. During the first quarter of 2010, the Company incurred approximately $1,526,000 in legal fees and expenses through the settlement date. During the nine months ended September 30, 2009, the Company had incurred $631,000 related to this matter. No significant charges have been incurred since the quarter ended March 31, 2010. These costs are included within the “General and Administrative” expense line item of the Consolidated Statement of Operations for the respective periods.

9. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued compensation	$523,000	$501,000
Professional fees	132,000	157,000
Facility-related costs	100,000	194,000
Other	110,000	157,000

Total	$865,000	$1,009,000

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

10. Entry into New Facility Lease

Effective September 16, 2010, the Company entered into a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company has agreed to lease 24,529 square feet of property to be used for office, research and laboratory located at 4 Maguire Road in Lexington, Massachusetts. The Company intends to move all of its operations currently conducted at 45 Moulton Street, Cambridge, Massachusetts to the newly leased property before the 45 Moulton Street lease expiration date of December 31, 2010.

The term of the lease agreement commences on the later of December 1, 2010 or the date that contractually-specified building upgrades, modifications and repairs are substantially complete to allow for the Company to occupy the leased property and expires seven years and two months from such date. The Company currently anticipates that the term will begin on December 1, 2010. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension. The Company also has the option to terminate the lease agreement after three years, referred to as the early termination option, upon the Company’s written notice to the lessor no later than the second anniversary of the rent commencement date as defined in the lease agreement. Concurrently with such notice, the Company is required to pay a termination fee to the lessor equal to the sum of two months base rent at the rate for the third year of the term and 65.46% of the value of certain transaction expenses incurred by the lessor. The maximum fee for exercising this early termination option is $772,000.

The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the amount of $278,000, and has classified this amount as a restricted long-term investment in the Company’s Consolidated Balance Sheet as of September 30, 2010. The security deposit may be reduced by up to $125,000 over time in accordance with the terms of the lease agreement. The lessor has agreed to pay up to $789,000 for certain upgrades and repairs to be made to the leased property.

If the Company is considered in default under the terms of the lease agreement and fails to cure such default in the applicable time period, the lessor may terminate the lease agreement and the Company will be required to pay the difference between the remaining rent payments through the expiration of the lease agreement and any rental income from reletting the leased property over such time period, after deducting any expenses incurred in connection with such reletting. Circumstances which may be considered a default under the lease agreement include the failure to timely pay any rent obligations and the filing by the Company of a petition for liquidation or reorganization under bankruptcy law.

11. Accounting for Stock-Based Compensation

As of June 30, 2010, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. The Company can issue up to 6,000,000 shares of its common stock pursuant to awards granted under the 2010 Stock Incentive Plan and a total of up to 500,000 shares of common stock may be purchased under the 2010 Employee Stock Purchase Plan.

The 2010 Stock Incentive Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Stock Incentive Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights, will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.22 shares per share under the award to be removed from the available share pool. As of September 30, 2010, the Company had granted options to purchase 31,000 shares of the Company’s common stock, each with an exercise price equal to the fair market value on the date of grant.

Under the 2010 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year, with the initial purchase period under the plan commencing on June 15, 2010 and ending on December 14, 2010.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

During the nine months ended September 30, 2010 and consistent with past practices, the Company’s Board of Directors granted options to purchase a total of 878,500 shares of the Company’s common stock to officers and employees of the Company, of which options to purchase 872,500 shares of common stock were granted under the 2000 Stock Incentive Plan prior to its expiration and options to purchase 6,000 shares of common stock were granted under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the nine months ended September 30, 2010, the Company’s Board of Directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2000 and 2010 Stock Incentive Plans. Of this amount, options to purchase 210,000 shares of common stock were granted under the 2000 Stock Incentive Plan prior to its expiration, were fully vested on the February 2, 2010 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. The remaining options to purchase 25,000 shares of common stock were granted under the 2010 Stock Incentive Plan to a newly appointed director and will vest over a four-year period and bear an exercise price that is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the June 3, 2010 grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the nine months ended September 30, 2010 and 2009 using the Black-Scholes valuation model based on the assumptions noted in the following table:

	For the nine months ended September 30,
	2010	2009
Expected term (years) - Employees	6	6
Expected term (years) - Directors	6	6
Risk-free interest rate	2.6-2.8%	2.1-2.6%
Volatility	69%	67-82%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at September 30, 2010 was $718,000, of which $531,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2010 and 2009 were $1.46 and $1.18, respectively. As of September 30, 2010, there was approximately $2,103,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.27 years. The intrinsic values of employee stock options exercised during the nine months ended September 30, 2010 and 2009 were $124,000 and $79,000, respectively. The total fair values of vested stock options for the nine months ended September 30, 2010 and 2009 were $2,030,000 and $1,270,000, respectively.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company recorded $317,000 and $1,680,000 in compensation expense for the three and nine months ended September 30, 2010, respectively, and $438,000 and $1,412,000 in compensation expense for the three and nine months ended September 30, 2009, respectively, related to employee and director stock option grants. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition. These options immediately vested upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s targeted cancer programs that included an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company and subject to the employee’s continued employment. The Company’s Compensation Committee of its Board of Directors determined that the performance condition underlying these options was met in conjunction with the Debiopharm licensing agreement. Receipt of the March 2010 payment from Debiopharm resulted in the immediate vesting of these options and the Company recorded approximately $477,000 in additional stock compensation expense during the nine months ended September 30, 2010.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreement, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recorded no expense related to non-employee stock options for the three months ended September 30, 2010 and reversed expense of $16,000 for the nine months ended September 30, 2010, as a result of a decline in the Company’s stock price during the period. The Company recognized expense of $31,000 and $73,000 related to non-employee stock options for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the Company had recorded $1,000 in deferred compensation related to unvested non-employee options.

Total Stock-Based Compensation Expense

For the three and nine months ended September 30, 2010 and 2009, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Research and development expenses	$145,000	$188,000	$529,000	$526,000
General and administrative expenses	172,000	281,000	1,135,000	959,000

Total stock-based compensation expense	$317,000	$469,000	$1,664,000	$1,485,000

The table below summarizes options outstanding and exercisable under the 2010 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Director Stock Option Plan at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.27	1,986,380	7.49	$1.01	1,356,282	$0.98
1.29 - 1.43	3,010,792	6.85	1.40	2,447,410	1.40
1.50 - 2.10	2,004,407	4.79	1.60	1,891,907	1.58
2.11 - 2.43	2,081,126	6.08	2.34	1,224,626	2.40
2.48 - 4.56	2,236,045	2.92	3.93	2,205,045	3.94
4.72 - 15.19	561,000	1.62	7.51	561,000	7.51

	11,879,750	5.49	$2.30	9,686,270	$2.43

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The following summarizes the effect of dilutive securities on diluted income per common share for the nine months ended September 30, 2010:

For the nine months ended September 30, 2010
Weighted average shares for basic EPS	74,720,168

Dilutive securities:
Warrants	156,633
Stock options	2,523,807

Subtotal of dilutive securities	2,680,440

Weighted average shares for diluted EPS	77,400,608

The weighted-average diluted shares outstanding for the nine months ended September 30, 2010 excludes the dilutive effect of approximately 3,789,171 shares of common stock underlying stock options and 1,612,322 shares of common stock underlying warrants since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

Diluted net loss per common share is the same as basic net loss per common share for the three months ended September 30, 2010 and for the three and nine months ended September 30, 2009, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting periods are as follows:

	For the three months ended September 30, 2010	For the three and nine months ended September 30, 2009
Stock options outstanding	11,879,750	11,500,935
Warrants outstanding	1,612,322	2,690,163

Total antidilutive securities	13,492,072	14,191,098

13. New Accounting Pronouncements

In January 2010, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2010. This standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

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

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Hedgehog Pathway Inhibitor Program. Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor.

Genentech and Roche are currently conducting two clinical trials of GDC-0449, including a pivotal phase II trial in advanced basal cell carcinoma, or BCC. Advanced BCC is a severe form of the disease that includes cutaneous BCCs that are considered inoperable by the treating physician as well as BCCs that have metastasized to other tissues and organs. This pivotal study was initiated in February 2009 and Roche has stated that it expects results in the first half of 2011 and, pending successful results, that Roche could also file regulatory approval submissions in 2011. Genentech previously reported compelling proof-of-concept data from a phase I clinical trial of GDC-0449 in patients suffering from advanced BCC, including the observation of a 55% response rate in 33 advanced BCC patients. In the phase I study of GDC-0449, the most frequent adverse events included muscle spasms, altered taste, weight loss and hyponatremia.

In October 2010, Genentech initiated a phase II clinical trial of GDC-0449 as a single-agent therapy for patients with operable BCC in which Genentech expects to evaluate GDC-0449 in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of GDC-0449 for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 weeks following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment). The secondary outcome measure for both cohorts is to determine the time to complete histological clinical clearance of target nodular BCC lesions.

In addition to clinical trials being conducted directly by Genentech and Roche, GDC-0449 is also currently being tested in other cancers in NCI-sponsored trials under a collaborative relationship between Genentech and the NCI, including in pancreatic, small cell lung, esophageal, stomach, breast and prostate cancers, among others.

Genentech previously completed phase II clinical trials of GDC-0449 in advanced ovarian and metastatic colorectal cancer. In October 2010, Genentech reported that the median time to disease progression in the phase II ovarian cancer study was 7.5 months for patients who received GDC-0449 compared to 5.8 months for patients who received placebo (HR=0.791, p=0.3944). Genentech concluded that these results did not demonstrate sufficient clinically meaningful improvement in progression-free survival to warrant additional clinical testing of GDC-0449 in ovarian cancer. No obvious new safety signals were observed, and ongoing trials in other tumor types have not been impacted by this decision. Genentech concluded that further research is needed to determine whether there is a role for GDC-0449 in the treatment of appropriately selected patients with ovarian cancer.

In June 2010, Roche informed us that the phase II clinical trial in first-line metastatic colorectal cancer patients did not meet its primary endpoint of extending the time from randomization to disease progression or death in study patients who received GDC-0449 in addition to the current standard of care of bevacizumab and chemotherapy when compared to those patients that received only the current standard of care treatment. Roche will not be progressing GDC-0449 into phase III testing in this indication.

Network Targeted Cancer Programs. Our internal drug development efforts are focused on our targeted cancer programs that seek to inhibit multiple signaling pathways using single novel small molecule drug candidates. We believe that this approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since our drug candidates are being designed to disrupt the cancer network environment in several additional important targets when compared to other cancer drugs.

Our lead candidate from these programs is CUDC-101, a small molecule compound that is the first-in-class compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. In April 2010, we completed a dose escalation phase I clinical trial in which we treated 25 patients and have established 275 milligrams per meter squared as our maximum tolerated dose. In August 2010, we initiated a phase Ib expansion trial to test CUDC-101 in approximately 40 patients with specific tumor types, including head and neck, breast, gastric and liver cancers and have treated 14 patients in this trial as of October 25, 2010. We expect that we will amend the phase Ib expansion study protocol to include up to 10 additional patients with non-small cell lung cancer.

We also anticipate initiating a phase I clinical trial of CUDC-101 in head and neck cancer patients by the end of 2010 or the first quarter of 2011. The primary objectives of the phase I portion of this study are expected to be to evaluate the safety and tolerability of CUDC-101 when administered in combination with cisplatin and radiation. On determination of the maximum tolerated dose and assuring the otherwise successful completion of the phase I trial, we expect that we will conduct a randomized phase II two arm trial in which head and neck patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II part of the study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy. We continue to progress additional proprietary preclinical programs and currently expect that we will select an additional small molecule inhibitor from our preclinical portfolio in later this year or early 2011.

Hsp90 Program. In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology, including CUDC-305 to Debiopharm S.A., a Swiss pharmaceutical development company, or Debiopharm. CUDC-305 has since been renamed Debio 0932 by Debiopharm. Debiopharm has assumed all future development responsibility for Debio 0932 and Debiopharm or a Debiopharm licensee will incur all future costs related to the development, registration and commercialization of products under the agreement. During the first quarter of 2010, we received $8,000,000 from Debiopharm upon approval from French regulatory authorities of its clinical trial application, or CTA, to begin phase I clinical trials for evaluating the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma. In April 2010, Debiopharm treated the first patient in the phase I clinical trial of this molecule, and we received an additional $3,000,000 payment from Debiopharm in the third quarter of 2010 upon Debiopharm’s treatment of the fifth patient in this phase I clinical trial. Our next contingent payment under this license agreement is payable upon Debiopharm’s treatment of the fifth patient in a phase II clinical trial.

Our Collaborations. We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, an April 2005 collaboration with Genentech relating to the Wnt signaling pathway, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our June 2003 collaboration with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of September 30, 2010, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material future costs related to our Hsp90 technologies that have been licensed to Debiopharm.

Key Operational Drivers. Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. On an annual basis, we have never been profitable and have an accumulated deficit of $716,622,000 as of September 30, 2010. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve annual profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully advance its ongoing and planned future clinical trials of GDC-0449;

•	Debiopharm’s ability to successfully enroll and treat patients in its phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to successfully enroll and treat patients in our ongoing and planned clinical trials of CUDC-101 and advance CUDC-101 into later stages of clinical development;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-101 or other of our proprietary drug candidates in the future; and

•	our ability to advance the preclinical development of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of September 30, 2010 should enable us to maintain current and planned operations into the second half of 2012. Our ability to continue funding our planned operations beyond the second half of 2012 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing. We expect that our expenses associated with the clinical development of CUDC-101 will increase, resulting in an overall increase in our research and development expenses for future periods as compared to prior years.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees. We do not expect to generate any revenue from the direct sale of products for several years, if ever. We currently receive no research funding for our programs under collaboration with Genentech and Debiopharm and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of development objectives, if any are met, under new collaborations or our existing collaborations with Genentech and Debiopharm, and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. For example, in July 2010, we earned a $3,000,000 contingent payment under our agreement with Debiopharm for the treatment of the fifth patient in the phase I clinical trial of Debio 0932. The next contingent payment that we would be eligible for under the agreement would be upon Debiopharm’s treatment of the fifth patient in a phase II clinical trial, assuming that the compound successfully completes the ongoing phase I trial and that Debiopharm advances Debio 0932 into phase II clinical testing. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and Debiopharm cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

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

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449 - GDC-0449	Advanced BCC Operable Nodular BCC	Genentech Genentech	Pivotal Phase II Phase II

Targeted cancer programs
- CUDC-101 (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase Ib
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I
- Other targeted cancer programs	Cancer	Internal development	Preclinical

In the chart above, “Pivotal Phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. The endpoints of this clinical trial, if positive, may serve as the basis for a future new drug application submission by Genentech or Roche. “Phase II” means that Genentech is currently evaluating the results of a phase II clinical trial treating human patients, the primary objective of which is a therapeutic response. “Phase Ib” means that we are currently treating human patients with specific tumor types including head and neck, breast, gastric and liver cancers at the maximum tolerated dose from our phase I dose escalation clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that Debiopharm is currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Because of the early stages of development of these programs, our ability and that of our collaborators and licensees to successfully complete preclinical and clinical studies of these drug candidates, and the timing of completion of such programs, is highly uncertain. There are numerous risks and uncertainties associated with developing drugs which may affect our and our collaborators’ future results, including:

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In determining the fair value of our warrant liability, changes to the probabilities underlying the assumptions used in valuing our warrant liability, such as our stock price as of the reporting period, expected stock price and volatility, could materially impact our financial statements from quarter to quarter. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2009, which is on file with the SEC. There have been no material changes as of September 30, 2010.

Recently Issued Accounting Standards

In January 2010, we adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The superseded guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the superseded guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of the new standard was done on a prospective basis and did not impact our financial position or results of operations as of and for the three and nine months ended September 30, 2010. This standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective beginning January 1, 2010. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level three fair value measurements will be effective beginning January 1, 2011.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us is fiscal 2011. Early adoption is permitted; however, we plan to implement ASU No. 2010-17 prospectively, as such, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we do not currently have any research and development arrangements which will be accounted for under the milestone method.

Results of Operations

Three-Month Periods Ended September 30, 2010 and September 30, 2009

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2010	2009
	(unaudited)	(unaudited)

REVENUES:
Research and development
Genentech	$55,000	$89,000	(38%)
Other	7,000	9,000	(22%)

Subtotal	62,000	98,000	(37%)

License fees
Debiopharm	3,000,000	667,000	350%
Other	180,000	—	100%

Subtotal	3,180,000	667,000	377%

Total revenues	$3,242,000	$765,000	324%

Total revenues increased by $2,477,000 to $3,242,000 for the three months ended September 30, 2010 as compared to $765,000 for the same period in the prior year, primarily as a result of the increase in license fee revenue recognized under our August 2009 license agreement with Debiopharm. During the three months ended September 30, 2010, we recorded license fee revenues of $3,000,000 which represented a contingent payment from Debiopharm upon treatment of the fifth patient in its phase I clinical trial in July 2010. We recorded license fee revenue of $667,000 for the three months ended September 30, 2009 related to the amortization of the $2,000,000 up-front license fee that we received from Debiopharm in August 2009. The performance period under this license agreement began in August 2009 and concluded during the first quarter of 2010.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/
Research and Development Programs and Expenses	2010	2009	(Decrease)

GDC-0449 (Hedgehog pathway inhibitor)	$48,000	$48,000	—%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	1,070,000	513,000	109%
Debio 0932 (Hsp90 inhibitor)	10,000	286,000	(97%)
Other targeted cancer programs	1,738,000	1,261,000	38%
Gain on sale of assets	(2,000)	—	(100%)
Stock-based compensation	145,000	188,000	(23%)

Total research and development expense	$3,009,000	$2,296,000	31%

Our research and development expenses increased by $713,000, or 31%, to $3,009,000 for the three months ended September 30, 2010 as compared to $2,296,000 for the same period in the prior year. Spending relating to CUDC-101 increased $557,000 from the prior year period due to the initiation of a phase Ib expansion trial in August 2010. This increase is primarily related to outside services consisting of clinical research organizations, patient costs, and formulation and manufacturing costs of clinical material. In addition, spending on our other targeted cancer programs increased $477,000 from the prior year period. This increase is comprised primarily of employee-related costs, including salaries, lab supplies and facility costs, as employees from the Debio 0932 program were reallocated to continue our ongoing efforts to select additional preclinical candidates for future clinical development. As a result of licensing the program to Debiopharm in August 2009, spending related to the Debio 0932 program decreased by $276,000 during the three months ended September 30, 2010 as compared to the prior year period.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2010	2009
	(unaudited)	(unaudited)
Personnel	$625,000	$485,000	29%
Occupancy and depreciation	84,000	90,000	(7%)
Legal services	493,000	728,000	(32%)
Consulting and professional services	410,000	739,000	(45%)
Insurance costs	67,000	70,000	(4%)
Other general and administrative expenses	147,000	173,000	(15%)
Stock-based compensation	173,000	281,000	(38%)

Total general and administrative expenses	$1,999,000	$2,566,000	(22%)

General and administrative expenses decreased by $567,000, or 22%, to $1,999,000 for the three months ended September 30, 2010 as compared to $2,566,000 for the same period in the prior year. Fees for legal services decreased $235,000 during the three months ended September 30, 2010 as compared to the same period in the prior year. We incurred $272,000 in legal expenses related to an arbitration proceeding that we filed against our former collaborator, Micromet, during the three months ended September 30, 2009. In February 2010, we entered into a settlement, mutual release and termination agreement with Micromet and did not incur any costs related to this matter during the three months ended September 30, 2010. Consulting services decreased $329,000 during the three months ended September 30, 2010 as compared to the same period in prior year as a result of business development efforts used to facilitate the licensing agreement with Debiopharm in August 2009 that were not incurred in the current year period. Stock-based compensation expense also decreased by $108,000 in the three months ended September 30, 2010 as compared to the same period in the prior year as a result of a decline in the grant date fair values of stock options expensed in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Offsetting these decreases, personnel costs increased $140,000 during the three months ended September 30, 2010 as compared to the same period in the prior year resulting from the payment of discretionary bonuses to our executive officers upon receipt of the $3,000,000 payment from Debiopharm in July 2010 and the increase to our executive officers’ compensation in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. In addition, we accrued for non-officer bonuses and a 401(k) matching contribution in the 2010 period that we did not accrue in the 2009 period.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five-year term. The fair value of the warrants was estimated at $2,180,000 on the January 2010 issuance date, and $1,290,000 as of June 30, 2010, using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective features for the benefit of the warrantholder that includes a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application, or NDA for GDC-0449. We applied the following assumptions assigned to the various outcomes: expected volatilities ranging from 69.8% to 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. Expected volatility was based on our historical volatility commensurate with the term of the warrants. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the income statement. We estimated that the fair value of these warrants as of September 30, 2010 was $1,082,000 and we recorded a gain of approximately $208,000 for the three months ended September 30, 2010 as a result of the decrease in the fair value of the warrant liability from June 30, 2010.

Nine-Month Periods Ended September 30, 2010 and September 30, 2009

Revenues. Total revenues are summarized as follows:

	For the Nine Months Ended September 30		Percentage Increase/ (Decrease)
	2010	2009
	(unaudited)	(unaudited)

REVENUES:
Research and development
Genentech	$196,000	$186,000	5%
Other	47,000	13,000	262%

Subtotal	243,000	199,000	22%

License fees
Genentech	—	6,000,000	(100%)
Debiopharm	11,333,000	667,000	1,599%
Micromet	4,000,000	—	100%
Other	323,000	—	100%

Subtotal	15,656,000	6,667,000	135%

Total revenues	$15,899,000	$6,866,000	132%

Total revenues increased by $9,033,000, or 132% to $15,899,000 for the nine months ended September 30, 2010 from $6,866,000 for the same period in 2009, primarily related to an increase in our license fee revenues. We recorded license fee revenue of $333,000 and $667,000 for the nine months ended September 30, 2010 and 2009, respectively, related to the amortization of the $2,000,000 up-front license fee that we received in August 2009 under our Hsp90 license agreement with Debiopharm. The performance period under this license agreement began in August 2009 and concluded during the first quarter of 2010. During the nine months ended September 30, 2010, we also recorded license fee revenues of $11,000,000, comprised of an $8,000,000 contingent payment from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Debio 0932 in February 2010 and a $3,000,000 contingent payment from Debiopharm upon treatment of the fifth patient in this phase I clinical trial in July 2010.

During the nine months ended September 30, 2010, we also received settlement proceeds of $4,000,000 from Micromet pursuant to the settlement agreement that we entered into with Micromet in February 2010. The settlement payment was made by Micromet to resolve a contract claim we filed related to our June 2001 agreement with Micromet. Because this settlement discharged and terminated all future payment obligations that would have arisen under the June 2001 agreement, we do not expect to receive any additional revenues from Micromet.

During the nine months ended September 30, 2009, we received and recognized $6,000,000 in license revenue as a result of Genentech’s initiation of a pivotal phase II clinical trial in advanced BCC. Future contingent payments under our Genentech agreement are tied to the successful achievement of clinical and regulatory objectives. We believe that if results from one or more of Genentech’s currently ongoing clinical trials are positive, that we may receive additional contingent payments from Genentech in 2011.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/
Research and Development Programs and Expenses	2010	2009	(Decrease)

GDC 0449 (Hedgehog pathway inhibitor)	$145,000	$447,000	(68%)
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	1,782,000	1,158,000	54%
Debio 0932 (Hsp90 inhibitor)	35,000	2,022,000	(98%)
Other targeted cancer programs	5,326,000	3,340,000	59%
Gain on sale of assets	(96,000)	—	(100%)
Stock-based compensation	529,000	526,000	1%

Total research and development expense	$7,721,000	$7,493,000	3%

Our research and development expenses increased by $228,000, or 3%, to $7,721,000 for the nine months ended September 30, 2010 as compared to $7,493,000 for the same period in the prior year. The increase in research and development expenses was primarily the result of an increase of $1,986,000 in spending relating to our other targeted cancer programs from the prior year period as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future development. In addition, spending related to outside services and clinical costs increased $624,000 over the prior year period for our CUDC-101 program, for which we completed a phase I trial in May 2010 and initiated a phase Ib expansion trial in August 2010. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our research and development efforts for CUDC-101 and other targeted cancer programs.

Offsetting these increases, spending related to the Debio 0932 program decreased $1,987,000 from the prior year period as Debiopharm assumed all future costs of the program in August 2009. During the nine months ended September 30, 2009, we also incurred expenses of $300,000 in sublicense payments that we were required to make as a result of the $6,000,000 that we received from Genentech during this same period for the achievement of a clinical development objective related to our Hedgehog pathway inhibitor program. No such expenses were incurred under the Genentech collaboration during the nine months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2010	2009
	(unaudited)	(unaudited)
Personnel	$2,033,000	$1,495,000	36%
Occupancy and depreciation	254,000	267,000	(5%)
Legal services	3,011,000	1,971,000	53%
Consulting and professional services	1,029,000	1,281,000	(20%)
Insurance costs	194,000	220,000	(12%)
Other general and administrative expenses	550,000	498,000	10%
Stock-based compensation	1,135,000	959,000	18%

Total general and administrative expenses	$8,206,000	$6,691,000	23%

General and administrative expenses increased by $1,515,000, or 23%, to $8,206,000 for the nine months ended September 30, 2010 as compared to $6,691,000 for the prior year period. This increase was primarily due to increased spending for legal services and personnel costs. We incurred $1,526,000 for the nine months ended September 30, 2010 as compared to $631,000 for the prior year period in expenses related to the Micromet arbitration proceeding, an increase of $895,000. The remainder of the increase in legal fees of $145,000 resulted from costs associated with various corporate matters and increased patent costs. In addition, personnel costs increased $538,000 as the result of payment of discretionary bonuses to our executive officers upon receipt of contingent payments received from Debiopharm as well as the increase to our executive officers’ compensation in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. No bonuses were paid to our executive officers in the prior year period. Stock-based compensation also increased $176,000 over the prior year period primarily related to vesting of certain performance-based options in the first quarter of 2010.

Offsetting these increases, consulting and professional services decreased $252,000 from the prior year period primarily as the result of business development efforts used to facilitate the licensing agreement with Debiopharm.

Change in fair value of warrant liability. The change in the fair value of the warrant liability from the closing date of January 27, 2010 resulted in a gain of approximately $1,098,000 for the nine months ended September 30, 2010, primarily as a result of the decrease of our stock price during this period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $43,698,000, excluding restricted investments of $497,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

On January 27, 2010, we completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of our common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000. In connection with this offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an exercise price of $3.55 per share and have a five year term.

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

Net cash provided by operating activities was $2,090,000 for the nine-month period ended September 30, 2010 as compared to cash used of $4,461,000 for the nine-month period ended September 30, 2009. Cash provided by operating activities during the nine-month period ended September 30, 2010 was primarily the result of our net income for the period of $1,171,000, as well as non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $1,068,000. In addition, changes in certain operating assets and liabilities affected operating cash during the nine-month period ended September 30, 2010, including a decrease of $476,000 in deferred revenue primarily related to our August 2009 license agreement with Debiopharm, which was offset by a decrease of $321,000 in our accounts receivable.

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

Investing activities used cash of $14,648,000 for the nine-month period ended September 30, 2010 as compared to $1,809,000 in the nine-month period ended September 30, 2009. Cash used by investing activities for the nine months ended September 30, 2010 resulted principally from $14,271,000 in net investment activity as well as an increase of $281,000 in restricted cash related to a security deposit for a new facility lease entered into in September 2010. Cash used by investing activities for the nine months ended September 30, 2009 resulted principally from $1,795,000 in net investment activity.

Financing activities provided cash of approximately $16,897,000 for the nine-month period ended September 30, 2010, resulting principally from the issuance of 6,449,288 shares of common stock and warrants under our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, warrants for an aggregate of 1,742,671 shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $177,000 was provided by the exercise of stock options. Financing activities provided cash of approximately $2,915,000 for the nine-month period ended September 30, 2009, resulting principally from the exercise of warrants for an aggregate of 2,632,198 shares of common stock under this same private placement providing approximately $2,700,000 in proceeds. The remaining cash was provided by the exercise of stock options and purchases of common stock under our employee stock purchase plan.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $716,622,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

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

Effective September 16, 2010, we entered into a new lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we have agreed to lease 24,529 square feet of property to be used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. We intend to move all of our operations currently conducted at 45 Moulton Street, Cambridge, Massachusetts to the Lexington facility before the 45 Moulton Street lease expiration date of December 31, 2010.

The term of the lease agreement commences on the later of December 1, 2010 or the date that contractually-specified building upgrades, modifications and repairs are substantially complete to allow for us to occupy the facility and expires approximately seven years and two months from such date. We currently anticipate that the term will begin on December 1, 2010. The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, we will also be responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement.

We currently do not believe that this anticipated move will require us to make material capital expenditures for equipment and leasehold improvements.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at September 30, 2010, should enable us to maintain current and planned operations into the second half of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Contractual Obligations

As of September 30, 2010, future payments required under contractual obligations and other commitments, including our two operating leases for our current facility at 45 Moulton Street and the new facility at 4 Maguire Road excluding any operating expenses we are obligated to reimburse, are summarized as follows:

	Payment Due By Period (amounts in thousand’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations – 45 Moulton Street	$237	$237	$—	$—	$—
Operating lease obligations – 4 Maguire Road (1)	4,401	370	1,167	1,266	1,598
Outside service obligations (2)	1,832	1,671	161	—	—
Licensing obligations (3)	182	182	—	—	—

Total future obligations	$6,652	$2,460	$1,328	$1,266	$1,598

(1)	We currently estimate that the lease will begin on December 1, 2010. Amounts include contractual rent payments and exclude any impact of an early termination payment as defined in the agreement.
(2)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.
(3)	In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives. These potential future obligations are not included in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2010.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we had an accumulated deficit of approximately $716,622,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We will require substantial additional capital, which is likely to be difficult to obtain.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of targeted cancer programs, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at September 30, 2010 should enable us to maintain current and planned operations into the second half of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Our general business strategy may be adversely affected by the current unfavorable economic conditions, volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets do not sustain improvement or if they deteriorate further, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At September 30, 2010, we had $43,698,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline due to the volatility of the stock market and the general economic downturn.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

Our success depends substantially on our most advanced product candidate, GDC-0449, which is still in clinical development. If Genentech does not successfully continue or complete the clinical development of GDC-0449, our ability to earn milestone payments or royalty revenue and our likelihood of success will be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials of our lead product candidate, GDC-0449 and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care, if any. Genentech, a member of the Roche Group, is currently testing GDC-0449 in a pivotal phase II clinical trial in advanced BCC and in a phase II clinical trial in operable BCC. In addition, through a collaborative research and development agreement between Genentech and the National Cancer Institute, or NCI, the molecule is also being tested in several additional NCI-sponsored trials. All of our other potential product candidates are in preclinical research or early clinical development. Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to obtain favorable results in the ongoing and planned clinical trials of GDC-0449, including the ongoing clinical trials in BCC, and in the longer term, to successfully develop and commercialize GDC-0449. GDC-0449 could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory standards for approval;

•

does not offer sufficient, clinically meaningful therapeutic or other improvements over existing or future drugs used to treat the cancer indications for which it is being tested, as occurred in Genentech’s recently-completed phase II clinical trials of GDC-0449 in colorectal cancer and ovarian cancer;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors.

If Genentech is not successful in developing and commercializing GDC-0449 or is significantly delayed in doing so, we may experience difficulties in raising the additional capital required to fund our business.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have two collaborations with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our technologies in defined fields of use, including GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor. Genentech is currently testing GDC-0449 in a pivotal phase II trial in advanced BCC and in a phase II trial in operable BCC. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is testing our licensed heat shock protein 90, or Hsp90, product candidate, Debio 0932, in a phase I clinical trial in advanced solid tumors and lymphoma. Our collaborations with Genentech and our license agreement with Debiopharm are our only current collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our targeted cancer drug programs. For example, we expect that in the future we will seek to enter into a corporate collaboration for CUDC-101, our lead product candidate being developed pursuant to these programs, and we may seek to partner other drug candidates from these programs in the future. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101 or any future programs, the clinical development of these programs could be significantly delayed and, as a result, our future prospects may be adversely affected and our stock price could decline.

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

Our internal drug development efforts are focused on our proprietary targeted cancer programs. These programs focus on the development of single agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single-agent, single-target drug candidates for cancer indications. We have currently selected two drug candidates from these proprietary targeted cancer programs for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, and Debio 0932, an orally available, synthetic small molecule inhibitor of Hsp90 that was licensed to Debiopharm in August 2009.

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced BCC and in a phase II clinical trial in operable BCC; and Debiopharm is currently treating patients in a phase I clinical trial of Debio 0932. In addition, we have initiated a phase Ib expansion trial in CUDC-101 in specific tumor types and we plan to initiate a phase I trial in head and neck cancer of CUDC-101 by the end of 2010 or the first quarter of 2011.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Preclinical testing and clinical trials of our drug candidates may not be successful. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•

preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, as occurred in our collaborator Genentech’s recently-completed phase II clinical trials of GDC-0449 in colorectal cancer and ovarian cancer;

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

For a further discussion of risks relating to the successful clinical development of GDC-0449, see separate risk factor above: “Our success depends substantially on our most advanced product candidate, GDC-0449, which is still in clinical development. If Genentech does not successfully continue or complete the clinical development of GDC-0449, our ability to earn milestone payments or royalty revenue and our likelihood of success will be substantially harmed.”

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech and Debiopharm have also made public statements regarding their expectations for the clinical development and potential commercial launch of GDC-0449 and Debio 0932, respectively, and may in the future make additional statements about their goals and expectations for these collaborations with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, research in the Hedgehog signaling pathway is highly competitive. We are developing Hedgehog-based therapies under our collaborations with Genentech in the field of cancer. Competitors may discover, characterize and develop Hedgehog pathway inhibitor drug candidates before we do or may compete with us in the same market sector.

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

In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite our adoption of an Insider Trading Policy, we may not be able to prevent a director, executive or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

There is substantial litigation and other opposition proceedings regarding patent and other intellectual property rights in the pharmaceutical and life science industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

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

We face risks relating to the enforcement of our intellectual property rights in China that could adversely affect our business.

Pursuant to our contract research agreement with a medicinal chemistry provider in China, we currently engage approximately 25 medicinal chemists in China to perform drug discovery research and we seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Implementation and enforcement of Chinese intellectual property-related laws has historically been inconsistent and damages assessed may fail to reflect the true value of the infringed technology and its market. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by others to compete against us.

We rely significantly upon proprietary technology, information, processes and know-how that are not subject to patent protection. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreement with a medicinal chemistry provider in China, as well as through other security measures. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Because we rely on a limited number of suppliers for the raw materials used in our product candidates, any delay or interruption in the supply of such raw materials could lead to delays in the manufacture and supply of our product candidates.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our potential products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, which we refer to as the PPACA. This legislation may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals and medical devices. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MPDIMA, reformed the way Medicare will cover and reimburse for pharmaceutical products. This legislation could also decrease the coverage and price that we may receive for our approved product candidates, if any.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $3.70 and a low price of $0.68 per share for the period January 1, 2008 through October 22, 2010. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

•

adverse results or delays in clinical trials being conducted by us or any collaborators, as was seen with our recent announcement of Genentech’s unfavorable results in its phase II clinical trials for GDC-0449 in colorectal cancer and ovarian cancer;

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

Our common stock is relatively illiquid. As of September 30, 2010, we had approximately 75.6 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on September 30, 2010 was approximately 506,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of September 30, 2010, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 24% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: October 28, 2010	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease agreement, effective September 16, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350