Form 10-K
period 2010-12-31
CURIS INC
filed 2011-03-08
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30347

CURIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3505116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Maguire Road

Lexington, Massachusetts 02421

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2010 was approximately $80,070,000.

As of March 3, 2011, there were 75,766,161 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 1, 2011, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2010 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation network-targeted cancer therapies. We are building upon our experience in modulating signaling pathways, including the Hedgehog signaling pathway, in our effort to develop network-targeted cancer therapies. We conduct our research and development programs both internally and through strategic collaborations.

Hedgehog Pathway Inhibitor Program

GDC-0449 (RG3616).    Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor.

The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway can occur and reactivate Hedgehog signaling that may lead to different types of cancer. Mutations that lead to overactive signaling in the Hedgehog pathway are implicated in the majority of basal cell carcinoma, or BCC.

Genentech and Roche are currently conducting two clinical trials of GDC-0449 in BCC patient populations, including a pivotal phase II trial in advanced BCC and a phase II clinical trial of GDC-0449 for patients with operable nodular BCC. Advanced BCC is a severe form of the disease that includes cutaneous BCCs that are considered inoperable by the treating physician as well as BCCs that have metastasized to other tissues and organs. In February 2009, Genentech initiated the pivotal phase II clinical trial of GDC-0449, in which approximately 100 patients with locally advanced or metastatic BCC are being evaluated in a single-arm, two-cohort global clinical trial. One cohort includes all patients with histologically-confirmed, measurable metastatic BCC. The second cohort includes histologically-confirmed locally advanced BCC that is considered inoperable by the treating physician. All patients receive a daily oral dose of GDC-0449. The primary endpoint in the advanced BBC study is to measure the rate of patient response to GDC-0449 therapy. Roche has stated that it expects top-line results from this study in the first quarter of 2011 and, if study results are favorable, that it anticipates making at least the first regulatory submission for GDC-0449 in 2011. Assuming that submissions are filed by Roche and accepted by the applicable regulatory agency, we will be eligible to receive milestone payments for the U.S. and Europe territories. Genentech initiated the phase II operable BCC clinical trial in October 2010. This trial is designed to test GDC-0449 as a single-agent therapy in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of GDC-0449 for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 weeks following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment).

In addition to the BCC clinical trials being conducted directly by Genentech and Roche, GDC-0449 is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI, including in medulloblastoma, sarcoma and glioblastoma multiforme, as well as in pancreatic, small cell lung, gastroesophageal junction, gastric, breast, and prostate cancers, among others.

Genentech completed two Phase II clinical trials of GDC-0449 in 2010, including in advanced ovarian cancer and metastatic colorectal cancer. Neither of these studies met their primary endpoints of demonstrating a clinically meaningful extension of progression-free survival and Genentech has determined that it will not pursue further development in these two indications.

Network-Targeted Cancer Programs

Our internal drug development efforts are focused on our network-targeted cancer programs, in which we are seeking to design single novel small molecule drug candidates that inhibit multiple signaling pathways that are believed to play roles in cancer cell proliferation. We refer to this approach as cancer network disruption and believe that our approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since our drug candidates are being designed to disrupt the cancer network environment in several additional important targets when compared to most other cancer drugs.

CUDC-101.    Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously inhibit histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. A significant amount of our internal resources are focused on the ongoing clinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of this molecule in 25 patients with advanced, refractory solid tumors and initiated a phase Ib expansion trial to test CUDC-101 in approximately 50 patients with specific tumor types, including head and neck, non-small cell lung, breast, gastric and liver cancers. We expect to complete enrollment in the phase Ib study in mid-2011 and to report full data from this study during the second half of 2011. The phase Ib expansion trial is designed as an open-label study in which patients are treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study are to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug is administered either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

We also anticipate initiating a phase I clinical trial of CUDC-101 in advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative during the first half of 2011. The primary objective of this study is to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of the phase I trial, we intend to conduct a randomized phase II two-arm trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy in this patient population.

We are also working on an oral formulation of CUDC-101, which we believe will make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer where patients are generally on therapy for several months and there are competing commercially-available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file the appropriate regulatory documents for use of an oral formulation of CUDC-101 in clinical trials in late 2011.

CUDC-907.    In January 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit HDAC and phosphatidylinositol-3-kinase, or PI3K. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction against cancer cells. We believe that this synergistic mechanism of cancer signaling network disruption, which demonstrated efficacy and a favorable safety profile in a number of preclinical xenograft models, could translate into clinical advantages over single agents. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an investigational new drug application, or IND, with the US Food and Drug Administration, or FDA, for an oral formulation of CUDC-907 late in 2011.

In addition to our development-stage programs, we continue to progress additional proprietary preclinical research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Hsp90 Program

Debio 0932.    Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm, a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. In April 2010, Debiopharm treated the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma.

Product Development Programs

We are developing drug candidates designed to treat cancer. Our product development initiatives, described in the chart below, are being pursued using our internal resources or through our collaborations with Genentech and Debiopharm. We believe that our collaborators provide significant additional resources and clinical development expertise to our programs. In addition, under these collaborations our collaborators have agreed to pay us contingent cash payments, assuming the achievement of development and regulatory objectives, and royalties on future product sales, if any.

The table below summarizes our current research and development programs, including the current development status of each program.

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449 - GDC-0449	Advanced BCC Operable Nodular BCC	Genentech Genentech	Pivotal phase II Phase II

Network-targeted cancer programs
- CUDC-101 intravenous formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase Ib
- CUDC-101 oral formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Development candidate
- CUDC-907 (HDAC, PI3K inhibitor)	Cancer	Internal development	Development candidate
- Other network-targeted cancer programs	Cancer	Internal development	Preclinical
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I

In the chart above, “Pivotal phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. Genentech and

Roche have indicated that the outcome of this clinical trial, if positive, may serve as the basis for regulatory submissions in 2011. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase Ib” means that we are currently treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that Debiopharm is currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND to the FDA, seeking to commence a phase I clinical trial. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the year ended December 31, 2010, Debiopharm and settlement proceeds received from a former collaborator, Micromet, accounted for substantially all of our revenue, as follows: Debiopharm, $11,333,000, or 71%, and Micromet, $4,000,000, or 25%. For the year ended December 31, 2009, Genentech and Debiopharm accounted for substantially all of our revenue, as follows: Genentech, $6,229,000, or 73%, and Debiopharm, $2,199,000, or 26%. For the year ended December 31, 2008, Genentech and Stryker Corporation, the assignee of our Bone Morphogenetic Protein assets, accounted for substantially all of our revenue, as follows: Genentech, $6,282,000, or 75%, and Stryker, $1,750,000, or 21%.

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

Our Hedgehog pathway inhibitor technologies represent our most advanced program and are being developed in various cancer indications under a June 2003 collaboration agreement with Genentech. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are responsible for the clinical development and commercialization of GDC-0449 and are currently conducting two clinical trials of GDC-0449, including a pivotal phase II trial in advanced BCC that was initiated in February 2009 and a phase II trial in operable BCC that was initiated in October 2010. In addition, GDC-0449 is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI, including in medulloblastoma, sarcoma and glioblastoma multiforme, as well as in pancreatic, small cell lung, gastroesophageal junction, gastric, breast, and prostate cancers, among others. Genentech completed two Phase II clinical trials of GDC-0449 in 2010, including in advanced ovarian cancer and metastatic colorectal cancer. Neither of these studies met their primary endpoints of demonstrating a clinically meaningful extension of progression-free survival and Genentech has determined that it will not pursue further development of GDC-0449 in these two indications.

Advanced Basal Cell Carcinoma.    In February 2009, Genentech initiated the pivotal phase II clinical trial of GDC-0449, in which approximately 100 patients with locally advanced or metastatic BCC are being evaluated in a single-arm, two-cohort global clinical trial. One cohort includes all patients with histologically-confirmed, RECIST measurable metastatic BCC. The second cohort includes histologically-confirmed locally advanced BCC that is considered inoperable by the treating physician. All patients receive a daily oral dose of GDC-0449.

The primary endpoint in this study is to measure the rate of patient response to GDC-0449 therapy. Roche has stated that it expects results from this study in the first quarter of 2011. There is currently no standard of care for patients with these types of BCC and, pending successful results, Roche has stated that it could file at least the first regulatory approval submission for GDC-0449 in advanced BCC in 2011.

Standard Response Evaluation Criteria in Solid Tumors, or RECIST, defines disease progression and tumor response based on the sum of the longest diameters of a set of target tumor lesions identified when the patient enters the trial, which we refer to as baseline. A 20% or greater increase in the sum of diameters in target lesions, or unequivocal progression in non-target lesions, or the appearance of a new lesion, is defined as disease progression. A reduction in the sum of the diameters of at least 30% as compared to baseline is defined as a partial response. A complete disappearance of target and non-target lesions, and the normalization of any tumor markers, constitutes a complete response. Both partial and complete responses must be confirmed by repeat assessments at least four weeks after the partial or complete response was first documented. Stable disease refers to patients who exhibit neither response nor disease progression. Objective response rate is typically defined as the sum of the partial and complete response rates, divided by the number of patients in the study.

This pivotal phase II clinical trial represents a significant development milestone for GDC-0449 in locally advanced and metastatic BCC and seeks to build upon the encouraging phase I safety and efficacy data demonstrated by the drug, which was highlighted in a September 2009 New England Journal of Medicine article published by the phase I study investigators. This article reported data on 33 advanced BCC patients who were treated in the phase I clinical trial. Of these patients, 18, or 55%, responded to GDC-0449 including two complete responses and 16 partial responses. Of the remaining 15 patients, 11 patients had stable disease as a best response and four patients had progressive disease. At the time of the data cut-off for the article, the median time on study and the median duration of response for these patients was 9.8 and 8.8 months, respectively, with 19 patients still on study.

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

Operable Basal Cell Carcinoma.    In October 2010, Genentech initiated a phase II clinical trial of GDC-0449 as a single-agent therapy for patients with operable BCC in which Genentech expects to evaluate GDC-0449 in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of GDC-0449 for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision, which may occur up to 12 weeks following initiation of treatment, while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision, which may occur up to 36 weeks following initiation of treatment. The secondary outcome measure for both cohorts is to determine the time to complete histological clinical clearance of target nodular BCC lesions.

There are approximately one million people newly diagnosed with BCC in the U.S. and 2.5 million people diagnosed with BCC worldwide each year, with nodular BCC accounting for an estimated 60% of this total.

Other GDC-0449 Clinical Trials.    In addition to the ongoing clinical trials that Genentech and Roche are conducting, Genentech and the NCI entered into a collaborative relationship that allows the NCI to study GDC-0449 in additional potential cancer indications. Third party investigators are conducting several additional clinical trials with GDC-0449 under this collaboration, including in medulloblastoma, sarcoma and glioblastoma multiforme as well as in pancreatic, small cell lung, gastroesophageal junction/gastric, breast, and prostate cancers, among others. Furthermore, an investigator-sponsored study evaluating GDC-0449 in patients with basal cell nevus (Gorlin) syndrome has been initiated.

Genentech completed phase II clinical trials of GDC-0449 in advanced ovarian and metastatic colorectal cancer in 2010. In October 2010, Genentech reported that the median time to disease progression in the phase II ovarian cancer study was 7.5 months for patients who received GDC-0449 compared to 5.8 months for patients who received placebo (HR=0.791, p=0.3944). Genentech concluded that these results did not demonstrate a sufficient clinically meaningful improvement in progression-free survival to warrant additional clinical testing of GDC-0449 in ovarian cancer. No obvious new safety signals were observed in this study, and ongoing trials in other tumor types have not been impacted by Genentech’s decision.

In June 2010, Roche informed us that the phase II clinical trial in first-line metastatic colorectal cancer patients did not meet its primary endpoint of extending the time from randomization to disease progression or death in study patients who received GDC-0449 in addition to the current standard of care of bevacizumab and chemotherapy when compared to those patients who received only the current standard of care treatment. As a result, Roche determined that it would not progress GDC-0449 into phase III testing in this indication.

Under the terms of our June 2003 collaborative research, development and license agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors for human therapeutic applications, including cancer therapy. We were responsible for performing certain funded preclinical research activities through December 2006. In November 2008, Genentech granted a sublicense to Roche for non-U.S. rights to GDC-0449. Roche received this sublicense pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. In February 2010, we announced that Chugai Pharmaceutical Co., Ltd. had exercised its right of first refusal for the development and commercialization in Japan of GDC-0449 under an existing agreement with Roche.

Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive up to $115,000,000 in contingent cash payments for the development of GDC-0449 or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. We have received $18,000,000 of this amount to date. We are also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, we are entitled to a mid-to-high single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low-to-mid single digit royalty.

Unless terminated earlier, the agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. The agreement may be terminated earlier by either party for cause upon sixty days prior written notice. In addition, Genentech may terminate the agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to have the right to receive clinical development and regulatory approval milestones and royalties on product sales for such licensed compound, if any. If we terminate the agreement for cause or Genentech terminates the agreement without cause, all licenses granted to Genentech automatically terminate and revert to us. In addition, Genentech has agreed that it will no longer conduct any development or commercialization activities on any compounds identified during the course of the agreement for so long as such compounds continue to be covered by valid patent claims.

As a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. From the inception of our Genentech collaboration through December 31, 2010, we have made $900,000 in such payments.

Our Proprietary Network-Targeted Cancer Programs

Over the past several years, targeted cancer drugs have been considered by scientists and clinicians to be among the most promising cancer treatments for obtaining a therapeutic effect with less toxicity when compared with traditional chemotherapy, which, in addition to attacking cancerous cells, also tends to attack a broad range of healthy cells. A large body of published data shows cancers to have multiple, intersecting signaling pathways, or networks, that support survival, growth, and invasion. Targeting only one or two of these pathways has generally only led to modest improvements to existing standards-of-care and most cancer patients with solid tumors do not respond in a clinically meaningful manner. We believe that targeting the correct combination of critical signaling pathways within the network of cancer cell signaling pathways could provide a major improvement in outcomes for cancer patients.

We are utilizing our medicinal chemistry and biological expertise to develop a series of proprietary network-targeted cancer drug programs. In these programs we are focusing on the development of proprietary, small molecule single-agent drug candidates that target one or more molecular components within the network of signaling pathways associated with certain cancers. Each proprietary compound is being designed to inhibit one or more validated cancer targets, including, among others, EGFR, Her2, Bcr-Abl tyrosine kinase and phosphatidylinositol-3-kinase, or PI3k, in combination with inhibition of HDAC, which is a validated non-kinase cancer target. We are also seeking to develop proprietary, differentiated, single-agent, single-target drug candidates for cancer indications.

HDAC inhibition is a core component in each of our network-targeted inhibitors. We believe that HDAC is a very promising non-kinase target for cancer therapy, particularly when combined with simultaneous inhibition of certain other targets. There is substantial preclinical evidence of synergistic induction of cancer cell death when HDAC inhibitors are combined with a diverse range of other targeted therapies or standard chemotherapeutic agents, demonstrating that HDAC inhibition may be more broadly effective in the treatment of cancer when integrated with other inhibitory activities. Currently, there are two FDA-approved HDAC inhibitors and several other HDAC-targeted drug candidates in clinical trials for cancer, many in combination with other agents or modalities.

Our drug discovery efforts utilize significant medicinal chemistry resources. In furtherance of the development of our network-targeted cancer programs, we outsource certain medicinal chemistry functions with contract research organizations in China. We have developed these relationships with Chinese providers to support our U.S. operations and we are currently engaging approximately 25 chemists in China. We believe that these relationships have been important to our efforts to create a broad portfolio of proprietary cancer drugs by generating several classes of compounds for further development in a cost-effective manner.

We have filed a number of patent applications including a broad omnibus patent application that covers the drug design concept that is the basis for our network-targeted cancer programs, as well as numerous species filings relating to specific classes of compounds which we believe will constitute novel compositions from a patentability standpoint. We expect that we will continue to file additional patent applications covering new compositions in the future.

CUDC-101

CUDC-101 is the first compound we have selected as a drug candidate from our portfolio of network-targeted cancer programs. CUDC-101 is designed as a first-in-class single-agent therapeutic to simultaneously inhibit HDAC, EGFR and Her2. In preclinical studies, CUDC-101 demonstrated the potential to inhibit all three molecular targets resulting in the potent killing of a wide range of cancer cell lines that are representative of a variety of human cancer types, many of which have demonstrated resistance to various approved targeted agents.

Our data suggest that CUDC-101’s mechanism of action involves the increased sensitization of cancer cells to EGFR and Her2 inhibition through HDAC inhibition. CUDC-101 simultaneously inhibits both EGFR and Her2 at the receptor level while blocking downstream HDAC inhibition within the cancer cells. Despite the existence of other molecules that seek to inhibit multiple targets, CUDC-101 is unique in its choice of targets which we believe enables a synergistic attack on multiple nodes or points in the overall pathway network that are used by tumors to survive, grow, and invade surrounding tissue. Utilizing the same targeted strategy with other currently available drugs would require combining two or three separate agents, which typically have mismatched dosing schedules and may display additive dose limiting toxicities. In contrast, we believe that CUDC-101, as a single small molecule, has the potential to act in the same cancer cells at the same time with fewer toxic side effects and thus potentially represents an important advance in targeted agent cancer therapy.

In April 2010, we completed a dose escalation phase I clinical trial of this molecule. This phase I trial was designed as an open-label, dose escalation study of CUDC-101 in patients with advanced, refractory solid tumors in which the primary objectives were to evaluate the safety and tolerability of escalating doses of CUDC-101 and to establish the maximum tolerated dose and dose limiting toxicities. Secondary objectives included the assessment of efficacy. The study was conducted at two clinical sites within the United States and enrolled 25 patients across several dose-escalating cohorts. CUDC-101 demonstrated promising evidence of antitumor activity in this study at doses ranging from 150 milligrams per meter2 to 275 milligrams per meter2, including one confirmed partial response that was achieved in a gastric cancer patient at 275 milligrams per meter2 and a stable disease of greater than three months observed in a refractory breast cancer patient at 150 milligrams per meter2. Two head and neck cancer patients, including one patient with salivary gland adenocarcinoma and one patient with squamous cell carcinoma of the tongue, exhibited anti-tumor activity with a decrease of greater than 20% in their respective target lesions. We concluded dosing in this phase I dose escalation study in March 2010 and determined that 275 milligrams per meter2 represented the maximum tolerated dose of CUDC-101. CUDC-101 also exhibited dose-proportionate increases in pharmacological parameters and what we believe to be a favorable safety profile. The most frequent adverse events were mild to moderate and included fatigue, vomiting, dyspnea (shortness of breath), pyrexia (fever), and dry skin.

In August 2010, we initiated a phase Ib expansion trial to test CUDC-101 in approximately 50 patients with specific tumor types, including head and neck, non-small cell lung, breast, gastric and liver cancers. We have treated 38 patients in this trial as of March 3, 2011, and we expect to complete enrollment in the phase Ib study in mid-2011. The phase Ib expansion trial is designed as an open-label study in which these patients are treated with CUDC-101 at the maximum tolerated dose of 275 milligrams per meter2 at between six and eight study centers in the United States. The primary objectives of this study are to compare the safety and tolerability of CUDC-101 in subjects with specific advanced solid tumors when the drug is administered either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off). The secondary study objectives include evaluation of the pharmacokinetics and pharmacodynamic biomarkers following CUDC-101 administration and to assess the efficacy of CUDC-101 in this patient population.

We also anticipate initiating a phase I clinical trial of CUDC-101 in advanced head and neck cancer patients whose cancer is HPV negative during the first half of 2011. Accumulating evidence suggests that HPV positive status is an important prognostic factor associated with a favorable outcome in head and neck cancers. However, HPV negative patients do not respond as well to standard therapies and, therefore, have more of an unmet clinical need. The primary objective of this study is to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of the phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II part of the study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy in this patient population.

We selected head and neck cancer as our first indication for potential Phase II testing of CUDC-101 for several reasons. First, CUDC-101 demonstrated biological activity on two patients with head and neck cancer in Phase I dose escalation study, including a mixed response in a head and neck cancer patient at 150 mg/m2 dose level and a tumor reduction of over 20% after just four weeks of study drug administration in another head and neck cancer patient at the 275 mg/m2 dosing level. Second, our research team generated strong in vitro and in vivo preclinical data in head and neck cancer, exemplified by data in seven head and neck cancer cell lines that includes some of the highest potency observed of the cell lines in which CUDC-101 was tested. Lastly, we believe that this internal data is supported by published literature demonstrating that both EGFR and Her2 are often implicated in head and neck cancers.

There are approximately 30,000 newly diagnosed advanced head and neck cancer patients in the U.S. annually, of which approximately 60-70% have tumors that are HPV negative. It has been shown that head and neck tumors overexpress EGFR in 80-100% of cases, and also overexpress Her2 in 20-40% of cases. CUDC-101 is designed to inhibit both EGFR and Her2, potentially providing an added benefit for patients. CUDC-101 is also designed to target HDAC, which has been demonstrated to provide synergistic effects when combined with radiation therapy. Lastly, we believe that CUDC-101’s current intravenous formulation is suitable for this patient population since patients are required to receive daily radiation treatment for several weeks at their respective clinical centers.

We are also working on an oral formulation of CUDC-101, which we believe will make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer where patients are generally on therapy for several months and there are competing molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file the appropriate regulatory documents for use of an oral formulation of CUDC-101 in clinical trials late in 2011.

CUDC-907

In January 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit HDAC and phosphatidylinositol-3-kinase, or PI3K. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an IND for an oral formulation of CUDC-907 late in 2011.

Our scientists developed CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction against cancer cells. In vitro mechanism of action studies demonstrate that CUDC-907 is able to inhibit Class I PI3Ks and upregulate molecules involved in cancer cell death. CUDC-907 has also demonstrated the ability to suppress multiple nodes of other survival pathways as a result of the epigenetic modification resulting from the inhibition of its non-kinase HDAC target. By contrast, we believe that the single-target PI3K inhibitors currently in clinical development only target the primary PI3K survival pathway and have been reported to have only limited effects on tumors with disregulation of other signaling pathways.

CUDC-907 displays high exposure and long half-life in tumor tissue after IV administration and is orally bioavailable in animals. CUDC-907 exhibits anti-proliferation activity against a broad range of cancer cell types in in vitro studies, including cell lines that exhibit reduced sensitivity to single-target PI3K inhibitors. CUDC-907’s anti-proliferation activity has been demonstrated to be up to 100-fold more potent than that of two leading PI3K inhibitors in development. CUDC-907 also inhibits tumor growth in preclinical xenograft models of hematology cancers and solid tumors with K-RAS mutations that exhibit reduced sensitivity to PI3K inhibitors, indicating that this compound may have broader activity than other leading PI3K inhibitors currently in clinical development. This compound also displays a favorable safety profile in our early safety evaluation. We believe that its synergistic mechanism of cancer signaling network disruption, efficacy in a number of preclinical xenograft models and favorable safety profile could translate into clinical advantages over single agents.

Other Network-Targeted Cancer Programs

In addition to our development-stage programs, we continue to progress additional proprietary research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Debio 0932 (formerly CUDC-305)

Heat shock protein 90, or Hsp90, is a member of a class of proteins called molecular chaperones that play a fundamental role in the folding, stabilization and degradation of other cellular proteins, or clients, under normal or stressful conditions. Hsp90, in particular, has become an attractive therapeutic target for the treatment of cancer because a majority of its client proteins are involved in cellular signaling transduction and have been identified as potential contributors to various aspects of cancer cell growth and survival. Inhibitors of Hsp90 activity may be of therapeutic value if they can prevent Hsp90 proteins from protecting the particular client proteins involved in cancer and allow them to be degraded, thereby inducing cancer cell death. In our preclinical studies, our lead candidate CUDC-305 (now Debio 0932) demonstrated potent efficacy across a broad range of cancers in preclinical cancer models and exhibited promising pharmacological features in preclinical testing, particularly its high oral bioavailability, high tumor penetration and extended tumor retention. Tumor regression was also observed after treatment of CUDC-305 in mouse xenograft models of acute myelogenous leukemia (AML), breast, non-small cell lung, gastric and colon cancers as well as in glioblastoma brain cancers. In our preclinical testing, the compound also demonstrated an ability to effectively cross the blood brain barrier and extend survival in preclinical intracranial glioblastoma and brain metastasis models.

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

In April 2010, Debiopharm treated the first patient in a phase I clinical trial of this molecule. The first part of the study (Phase Ia) is an open-label, multi-center, dose escalation trial evaluating the safety and tolerability of escalating multiple dose levels of Debio 0932 as a single agent given orally in patients suffering from advanced solid tumors or lymphoma. The dose-limiting toxicities, maximum tolerated dose, and pharmacokinetic parameters will be determined by using both every other day and daily administration regimens. Resulting data will guide the recommended Phase Ib dose and schedule. The secondary objective will be to assess whether changes in pharmacodynamic biomarkers indicative of Hsp90 inhibition by Debio 0932 can be reliably measured in patient samples.

The objective of the Phase Ib study, an expansion cohort of certain solid tumor and/or lymphoma patients, will be to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at a potential Phase II dose level, and to make a preliminary assessment of anti-tumor activity in patients with advanced solid tumors.

As part of the consideration under the agreement, Debiopharm paid us an up-front license fee of $2,000,000. In addition, during 2010, we earned $11,000,000 in contingent payments upon Debiopharm’s successful achievement of clinical objectives, including the approval from French regulatory authorities of Debiopharm’s clinical trial application, or CTA, to begin phase I clinical trials and the treatment of the fifth patient in this trial. We are eligible to receive up to an additional $77,000,000 if specified clinical development and regulatory approval objectives are met. We will receive our next contingent payment under this license agreement when and if Debiopharm treats the fifth patient in a phase II clinical trial. We are also eligible to receive royalties if any products under the license agreement are successfully developed and commercialized. For net sales of Debio 0932 that are made directly by Debiopharm, we are entitled to a high single digit to low double digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to Debio 0932 may be reduced. We believe that it is more likely that Debiopharm will sublicense Debio 0932 following its further development, and in this case we are entitled to a share of royalties that Debiopharm receives from such sublicensee.

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

Corporate Information

We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 4 Maguire Road, Lexington, MA 02421 and our telephone number is (617) 503-6500.

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

In the U.S., we have 72 issued or allowed patents expiring on various dates between 2013 and 2027 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.

Hedgehog Pathway.    We have 65 issued U.S. patents or allowed U.S. applications expiring on various dates between 2013 and 2026, which relate to the Hedgehog pathway. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

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

Network-Targeted Cancer Drug Development Platform.    We have four issued or allowed U.S. patents which expire in 2027 and several U.S. provisional patent applications and U.S. and foreign utility patent applications directed to our targeted inhibitor classes of novel small molecules, as well as U.S. and foreign patent applications which generically claim the platform concept itself. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.

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

Research and Development Program

We have a research group that seeks to identify and develop new therapeutic products and applications thereof for our existing proprietary portfolio and seeks to identify novel compounds able to modulate additional signaling pathways that may have therapeutic potential. As of December 31, 2010, our research and development group consists of 22 employees, consisting of molecular biologists, cell biologists, chemists, pharmacologists and other scientific disciplines. We have also engaged approximately 25 medicinal chemists on a contract basis at a contract research organization in China.

We had no collaborator-sponsored research and development expense for the years ended December 31, 2010 and 2009 as all research funding under collaborations concluded in 2008. During the year ended December 31, 2008, our total company-sponsored research and development expenses were approximately $13,092,000, and our collaborator-sponsored research and development expenses were approximately $134,000.

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

Hedgehog Pathway Inhibitor Program.    We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least four other companies that have progressed Hedgehog pathway inhibitors into clinical development: Infinity Pharmaceuticals, Inc.; Exelixis, Inc. (in co-development with the Bristol-Myers Squibb Company); Pfizer Inc.; and Novartis International AG.

Network-Targeted Cancer Programs.    There are several companies developing drug candidates that target the same cancer pathways that we are also targeting or that are testing drug candidates in the same cancer indications that we are testing through our proprietary network-targeted cancer programs. We believe that our competitive advantage over these companies is our strategy of developing drug candidates that target unique combinations of these cancer pathways to achieve synergistic effect. For example, several companies are investigating Hsp90 inhibitors in clinical testing, including, among others Bristol-Myers Squibb Company, Novartis International AG, Pfizer Inc., Astex Therapeutics Ltd., Myriad Pharmaceuticals Inc., Kyowa Hakko Kirin Co, Ltd., and Synta Pharmaceuticals Corp. There are commercially-available drugs that individually target either HDAC or EGFR as well as a drug that targets EGFR/Her2. There are also several drugs candidates in clinical testing that are designed to inhibit one or more of these targets. However, we are not aware of other molecules in clinical testing that are designed to simultaneously target HDAC, EGFR and Her2 simultaneously.

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

Manufacturing

We have no experience or capabilities in manufacturing. We currently rely on collaborators or subcontractors, and we have no plans to develop our own manufacturing capability. Instead, we plan to continue to rely on corporate collaborators or subcontractors to manufacture products. If any of our current or planned collaborators or subcontractors encounters regulatory compliance problems or enforcement actions for their own or a collaborative product, it could have a material adverse effect on our business prospects.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop sales, marketing and distribution capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.

Employees

As of December 31, 2010, we had 32 full-time employees, of whom 10 hold a Ph.D. or other advanced degree. Of these employees, 22 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Scientific Governance

We have established a scientific advisory board as well as a clinical advisory board, each made up of leading scientists and physicians in the field of cancer research and drug development. Members of these boards consult with us on matters relating to our research and development programs, including clinical trial design, new technologies relevant to our research and development programs and other scientific and technical issues relevant to our business.

The current members of our scientific advisory board are as follows:

Name	Position/Institutional Affiliation
Kenneth J. Pienta, M.D. (Chairman)	Professor of Internal Medicine and Urology Director, Experimental Therapeutics, Michigan Center for Translational Pathology American Cancer Society Clinical Research Professor Director, Michigan Institute for Clinical and Health Research Associate Dean for Clinical and Translational Research, Medical School President-Elect Society for Clinical and Translational Science (SCTS)

Stuart A. Aaronson, M.D.	Jane B. and Jack R. Aron Professor Chairman of the Department of Oncological Sciences Mount Sinai School of Medicine, NY

Joseph M. Davie, Ph.D., M.D.	Director, Curis, Inc. Director, Ocera, Inc. Director, Stratatech Corporation Director, MemoryLink Corporation Director, Multiple Sclerosis Research Center of New York Member, Institute of Medicine

George F. Vande Woude, Ph.D	Distinguished Scientific Fellow, Van Andel Research Institute Co-editor, Advances in Cancer Research

The current members of our clinical advisory board are as follows:

Name	Position/Institutional Affiliation
Kenneth J. Pienta, M.D. (Chairman)	See scientific advisory board table
Philip A. Philip, M.D., Ph.D., F.R.C.P.

Professor of Medicine, Wayne State University School of Medicine

Professor of Oncology, Barbara Ann Karmanos Cancer Institute

Director of Gastrointestinal Oncology, Chair of Protocol Review and Monitoring Committee, Member of Intergroup Task Force on Pancreas Cancer, Pancreas Cancer Sub-Committee Chair at the Southwest Oncology Group

Editorial Boards, Journal of Gastrointestinal Cancer, Community Oncology, Translational Oncology

Member of American Pancreatic Association, American Society of Clinical Oncology, American Association for Cancer research, International Liver Cancer Association, Journal of Gastrointestinal Cancer

American Board Certified in Internal Medicine and Medical Oncology and Fellow of the Royal College of Physicians of the UK

Samir E. Witta, M.D., Ph.D.	President, Mountain Blue Cancer Care Center Assistant Clinical Professor, University of Colorado Cancer Center

ITEM 1A.	RISK FACTORS

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

The successful development of our most advanced product candidate, GDC-0449, is important to our success as a company. GDC-0449 is still in clinical development. If Genentech does not successfully continue or complete the clinical development of GDC-0449, our ability to earn milestone payments or royalty revenue, our likelihood of success as a company and our ability to finance our operations will be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials of our lead product candidate, GDC-0449 and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care, if any. Genentech, a member of the Roche Group, is currently testing GDC-0449 in a pivotal phase II clinical trial in advanced BCC and in a phase II clinical trial in operable BCC. In addition, through a collaborative research and development agreement between Genentech and the National Cancer Institute, or NCI, the molecule is also being tested in several additional NCI-sponsored trials. All of our other potential product candidates are in preclinical research or early clinical development. Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to obtain favorable results in the ongoing and planned clinical trials of GDC-0449, including the ongoing clinical trials in BCC, and to successfully develop and commercialize GDC-0449. GDC-0449 could be unsuccessful if it:

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

If Genentech is not successful in developing and commercializing GDC-0449 or is significantly delayed in doing so, our financial condition and future prospects may be adversely affected, we may experience difficulties in raising the substantial additional capital required to fund our business and our stock price may decline.

The therapeutic efficacy of drug candidates being developed in our network-targeted cancer programs is unproven in humans, and we may not be able to successfully develop and commercialize CUDC-101 or any other future drug candidates that we may select from these programs.

Our internal drug development efforts are focused on our proprietary network-targeted cancer programs. These programs focus on the development of single-agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single-agent, single-target drug candidates for cancer indications. We have currently selected three drug candidates from these proprietary network-targeted cancer programs for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2, Debio 0932, an orally available, synthetic small molecule inhibitor of Hsp90 that was licensed to Debiopharm in August 2009, and CUDC-907, an orally available synthetic small molecule inhibitor of HDAC and PI3K that we are developing internally.

Our drug candidates in our network-targeted cancer program, including CUDC-101, Debio 0932 and CUDC-907, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the validated cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical studies. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, Debio 0932, CUDC-907 or any other drug candidates from our network-targeted cancer programs, in which case we will not achieve profitability and the value of our stock will decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. GDC-0449, an orally-administered small molecule Hedgehog pathway inhibitor, is the lead compound under this collaboration. Genentech is currently testing GDC-0449 in a pivotal phase II trial in advanced BCC and in a phase II trial in operable BCC. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is testing our licensed heat shock protein 90, or Hsp90, product candidate, Debio 0932, in a phase I clinical trial in advanced solid tumors and lymphoma. Our collaboration with Genentech and our license agreement with Debiopharm are our only current material collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech and Debiopharm each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. The timing and amount of any cash payments related to future royalties and the achievement of development objectives that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under the respective agreement.

•

Our strategic collaboration agreement with Genentech and our license agreement with Debiopharm permit such parties wide discretion in deciding which drug candidates to advance through the clinical trial process. It is possible for Genentech or Debiopharm to reject drug candidates at any point in the research, development and clinical trial process, without triggering a termination of the collaboration or license agreement, as applicable. In the event of any such decision, our business and prospects may be adversely affected and we may not have the commercial rights or the resources necessary to advance such programs on our own.

•

Genentech and Debiopharm may develop and commercialize, either alone or with others, products that are similar to or competitive with the drug candidates that are the subject of its collaborations with us. For example, Genentech and Debiopharm each are developing several other programs in cancer.

•

Genentech or Debiopharm may change the focus of their development and commercialization efforts or pursue higher-priority programs. Our ability to successfully commercialize drug candidates under collaboration with Genentech or Debiopharm could be limited if Genentech or Debiopharm decreases or fails to increase spending related to such drug candidates.

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

•

Genentech or Debiopharm may, under specified circumstances, terminate their collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific and financial communities.

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

•

If either Genentech or Debiopharm were to breach or terminate their arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our network-targeted cancer drug programs. For example, we expect that in the future we will seek to enter into a corporate collaboration for CUDC-101, our lead product candidate being developed pursuant to these programs, and CUDC-907, our recently-selected development candidate, and we may seek to partner other drug candidates from these programs in the future. We do not currently have the experience, resources or capacity to advance these programs into later stages of clinical development or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101, CUDC-907 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficient differentiability compared to existing or emerging treatments. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us. If we are not able to successfully enter into one or more collaborations or licensing arrangements for CUDC-101, CUDC-907 or any future programs, the clinical development of these programs could be significantly delayed and, as a result, our future prospects may be adversely affected and our stock price could decline.

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, GDC-0449, is currently being tested by our collaborator, Genentech, in a pivotal phase II clinical trial in advanced BCC and in a phase II clinical trial in operable BCC; and Debiopharm is currently treating patients in a phase I clinical trial of Debio 0932. In addition, we have initiated a phase Ib expansion trial in CUDC-101 in specific tumor types and we plan to initiate a phase I trial in head and neck cancer of CUDC-101 by the end of the first half of 2011.

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

•

our products under development may not be effective in treating any of our network-targeted cancer indications or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

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

For a further discussion of risks relating to the successful clinical development of GDC-0449, see: “The successful development of our most advanced product candidate, GDC-0449, is important to our success as a company. GDC-0449 is still in clinical development. If Genentech does not successfully continue or complete the clinical development of GDC-0449, our ability to earn milestone payments or royalty revenue and our likelihood of success as a company and our ability to finance our operations will be substantially harmed.”

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

As of December 31, 2010, we had an accumulated deficit of approximately $722,229,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We will require substantial additional capital, which is likely to be difficult to obtain.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-101, CUDC-907 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at December 31, 2010 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs.

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

Our general business strategy may be adversely affected by unfavorable economic conditions, volatile business environment and continued unpredictable and unstable market conditions. If equity and credit markets are unfavorable, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2010, we had $40,380,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech has also made public statements regarding its expectations for the clinical development and potential filing of regulatory submissions for approval of GDC-0449, and may in the future make additional statements about their goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

In addition, our small molecule network-targeted cancer drug development candidates, which are focused primarily on validated cancer targets, face significant competition from marketed drugs and drugs under development that seek to inhibit the same targets as our drug candidates. We expect competition to intensify in cancer generally and, specifically, in targeted approaches to develop potential cancer therapies as technical advances in the field are made and become more widely known.

Many of our competitors have substantially greater capital resources, research and development staffs and facilities, and more extensive experience than we have. As a result, efforts by other life science, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator.

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

Product liability claims are inherent in the process of researching, developing and commercializing human health care products could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our future products or result in reputational harm and could result in the payment of a significant damage award.

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

Any business that we conduct in China will expose us to the risk of adverse changes in political, legal and economic policies of the Chinese government, which changes could impede our preclinical efforts in China and materially and adversely affect the development of our network-targeted cancer programs.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition, the value of certain liabilities, including the fair value of our warrant liability, and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

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

We are a party to intellectual property out-licenses, collaborations and agreements that are important to our business, including our June 2003 collaboration agreement with Genentech and our August 2009 license agreement with Debiopharm, and we expect to enter into similar agreements with third parties in the future. Under these agreements, we generally license or transfer intellectual property to third parties and impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance, and other obligations on them. If a third party breaches its responsibilities under these agreements, we generally retain the right to terminate the agreement, and to bring a legal action in court or in arbitration. In the event of breach, we may need to enforce our rights under these agreements by resorting to arbitration or litigation. During the period of arbitration or litigation, we may be unable to effectively use, assign or license the relevant intellectual property rights and may be deprived of current or future revenues that are associated with such intellectual property.

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

There are substantial litigation and other adversarial opposition proceedings regarding patent and other intellectual property rights in the pharmaceutical and life science industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

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

The costs associated with any patent litigation or other proceeding, even if resolved favorably, will likely be substantial. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling our future products without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or any collaborative partner may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $3.70 and a low price of $0.68 per share for the period January 1, 2008 through March 3, 2011. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of December 31, 2010, we had approximately 75.8 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on December 31, 2010 was approximately 276,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

We currently have on file with the SEC a “universal’ shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. Moreover, in the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.

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

As of December 31, 2010, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 29% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

We currently lease a facility for our administrative, research and development requirements located at 4 Maguire Road in Lexington, Massachusetts consisting of 24,529 square feet pursuant to a lease that expires February 2018. We believe that our existing facility will be suitable and adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Daniel R. Passeri, MSc., J.D.	50	President and Chief Executive Officer

Michael P. Gray	40	Chief Operating Officer and Chief Financial Officer

Mitchell Keegan, Ph.D.	39	Vice President, Development

Mark W. Noel	52	Vice President, Technology Management and Intellectual Property

Changgeng Qian, Ph.D., M.D.	55	Senior Vice President, Discovery and Preclinical Research

Daniel R. Passeri, MSc., J.D.	Mr. Passeri has served as our President and Chief Executive Officer and as a director since September 2001. From November 2000 to September 2001, Mr. Passeri served as Senior Vice President, Corporate Development and Strategic Planning of the Company. From March 1997 to November 2000, Mr. Passeri was employed by GeneLogic Inc., a biotechnology company, most recently as Senior Vice President, Corporate Development and Strategic Planning. From February 1995 to March 1997, Mr. Passeri was employed by Boehringer Mannheim, a pharmaceutical, biotechnology and diagnostic company, as Director of Technology Management. Mr. Passeri is a graduate of the National Law Center at George Washington University, with a J.D., of the Imperial College of Science, Technology and Medicine at the University of London, with an M.Sc. in biotechnology, and of Northeastern University, with a B.S. in biology.

Michael P. Gray	Mr. Gray has served as our Chief Operating Officer and Chief Financial Officer since December 2006. From December 2003 until December 2006, Mr. Gray served as our Vice President of Finance and Chief Financial Officer and served as our Senior Director of Finance and Controller from August 2000 until December 2003. From January 1998 to July 2000, Mr. Gray was Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray is a certified public accountant, holds an M.B.A. from the F.W. Olin Graduate School of Business at Babson College, and has a B.S. in accounting from Bryant College.

Mitchell Keegan, Ph.D.	Dr. Keegan has served as our Vice President, Drug Development since September 2009. From April 2008 until September 2009, Dr. Keegan served as our Executive Director, Drug Development. From April 2005 to March 2008, Dr. Keegan was employed by Gloucester Pharmaceuticals, Inc., a biotechnology company, as Senior Director, Drug Development. From December 2001 to April 2005, Dr. Keegan was employed by CombinatoRx, Incorporated, a biotechnology company, where from December 2001 to December 2003 he

Name	Position
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

Mark W. Noel	Mr. Noel has served as our Vice President, Technology Management and Intellectual Property since September 2008. From March 2001 until September 2008, Mr. Noel has served as our Vice President, Technology Management and Business Development. From March 2000 to February 2001, Mr. Noel was employed by GeneLogic, as Vice President of Customer Relations. From January 1998 to February 2000, Mr. Noel was employed by GeneLogic as Senior Director of Program Management. From December 1993 to January 1998, Mr. Noel was employed by the U.S. Department of Human Services National Cancer Institute Office of Technology Development (now the NCI Technology Transfer Center), where from July 1997 to January 1998, he served as Acting Deputy Director. From February 1989 to November 1993, Mr. Noel worked as a patent agent at Gist Brocades NV, a supplier of ingredients to the pharmaceutical and food sectors. Mr. Noel holds a B.S. from the University of Maryland.

Changgeng Qian, Ph.D., M.D.	Dr. Qian has served as our Senior Vice President, Discovery and Preclinical Research since February 2010. From September 2006 until February 2010, Dr. Qian served as our Vice President, Discovery and Preclinical Research, and from May 2005 to September 2006, Dr. Qian served as our Senior Director, Pharmacology. From May 2002 to May 2005, Dr. Qian served as our Director, Pharmacology, and from May 2001 to May 2002, Dr. Qian served as our Associate Director, Pharmacology. From November 1999 to May 2001, Dr. Qian was Senior Scientist II at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. From October 1996 to November 1999, Dr. Qian was Senior Research Scientist III at LeukoSite, Inc., a biopharmaceutical company that was acquired by Millennium Pharmaceuticals in December 1999. From January 1992 to December 1995, Dr. Qian was Head of Pharmacology at CytoMed, Inc., a biopharmaceutical company. Dr. Qian holds a Ph.D. in Pharmacology and an M.D. from the Hunan Medical University in Changsha, China and has served as a professor of the Hunan Medical University since 1992.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2009	High	Low
First Quarter	$1.41	$0.74
Second Quarter	$1.82	$1.11
Third Quarter	$2.61	$1.28
Fourth Quarter	$3.68	$1.93

Year ended December 31, 2010
First Quarter	$3.70	$2.05
Second Quarter	$3.58	$1.38
Third Quarter	$1.87	$1.21
Fourth Quarter	$2.14	$1.28

(b) Holders.    On March 3, 2011, the last reported sale price of our common stock on the NASDAQ Global Market was $3.00 and there were 278 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

(e) Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2005 through December 31, 2010, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Market Index—U.S. Companies and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CURIS INC.	100.00	35.39	27.53	21.07	91.29	55.62
NASDAQ PHARMACEUTICAL INDEX	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ MARKET INDEX-U.S. COS.	100.00	101.61	94.58	87.40	95.29	101.44
NASDAQ BIOTECHNOLOGY INDEX	100.00	99.71	103.09	96.34	106.49	114.80

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Research and development	$344	$781	$514	$3,262	$9,340
License and maintenance fees(1)	15,656	7,809	7,853	13,127	4,324
Substantive milestones(2)	—	—	—	—	3,000
Contra-revenues	—	—	—	—	(1,728)

Net revenues	16,000	8,590	8,367	16,389	14,936

Costs and expenses:
Research and development	11,373	9,933	13,226	14,779	14,590
General and administrative	10,265	8,702	8,260	9,984	10,374
Amortization of intangible assets	—	—	—	—	27

Total costs and expenses	21,638	18,635	21,486	24,763	24,991

Loss from operations	(5,638)	(10,045)	(13,119)	(8,374)	(10,055)

Other income (expense):
Interest and other income	627	222	1,000	1,495	1,422
Change in fair value of warrants	576	—	—	—	—
Interest expense	—	—	(4)	(85)	(196)

Total other income, net	1,203	222	996	1,410	1,226

Net loss	$(4,435)	$(9,823)	$(12,123)	$(6,964)	$(8,829)

Basic and diluted net loss per common share	$(0.06)	$(0.15)	$(0.19)	$(0.13)	$(0.18)

Weighted average common shares (basic and diluted)	74,959	65,061	63,378	54,915	49,067

	(in thousands) As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$40,380	$25,035	$28,853	$41,459	$36,656
Working capital	37,608	23,347	26,748	35,410	32,521
Investment—restricted	497	216	210	210	202
Total assets	50,649	36,099	39,982	53,817	52,268
Long-term obligations	1,656	—	—	404	1,980
Accumulated deficit	(722,229)	(717,793)	(707,971)	(695,848)	(688,883)
Total stockholders’ equity	45,518	33,052	37,225	46,845	35,897

(1)	During the year ended December 31, 2010, we recognized $11,000,000 of revenue for contingent cash payments that we earned under our August 2009 license agreement with Debiopharm, and we also recognized $4,000,000 in settlement proceeds from Micromet pursuant to the settlement agreement that we entered into in February 2010 to resolve a contract claim we filed related to our June 2001 agreement with Micromet. During the years ended December 31, 2009 and 2008, we recognized $6,000,000 of revenue for contingent cash payments that we earned during each of 2009 and 2008 under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. During the year ended December 31, 2007, we recognized $10,509,000 of revenue under this collaboration, which included $7,509,000 in previously deferred revenue and $3,000,000 for a contingent cash payment that we earned during 2007.

(2)	During the year ended December 31, 2006, we recognized $3,000,000 as substantive milestone revenue under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech.

(3)	Long-term obligations for the year ended December 31, 2010 are comprised of a warrant liability established as part of our January 2010 registered direct offering of $1,605,000 with the remainder related to deferred rent payments. Long-term obligations for the years ended December 31, 2007 and 2006 related to long-term debt payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a drug discovery and development company that is committed to leveraging our innovative signaling pathway drug technologies in seeking to develop next generation network-targeted cancer therapies. We are building upon our experience in modulating signaling pathways, including the Hedgehog signaling pathway, in our effort to develop network-targeted cancer therapies. We conduct our research and development programs both internally and through strategic collaborations.

Hedgehog Pathway Inhibitor Program

GDC-0449.    Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor.

The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway can occur and reactivate Hedgehog signaling that may lead to different types of cancer. Mutations that lead to overactive signaling in the Hedgehog pathway are implicated in the majority of basal cell carcinoma, or BCC.

Genentech and Roche are currently conducting two clinical trials of GDC-0449 in BCC patient populations, including a pivotal phase II trial in advanced BCC and a phase II clinical trial of GDC-0449 for patients with operable nodular BCC. Advanced BCC is a severe form of the disease that includes cutaneous BCCs that are considered inoperable by the treating physician as well as BCCs that have metastasized to other tissues and organs. In February 2009, Genentech initiated the pivotal phase II clinical trial of GDC-0449, in which approximately 100 patients with locally advanced or metastatic BCC are being evaluated in a single-arm, two-cohort global clinical trial. One cohort includes all patients with histologically-confirmed, measurable metastatic BCC. The second cohort includes histologically-confirmed locally advanced BCC that is considered inoperable by the treating physician. All patients receive a daily oral dose of GDC-0449. The primary endpoint in the advanced BBC study is to measure the rate of patient response to GDC-0449 therapy. Roche has stated that it expects top-line results from this study in the first quarter of 2011 and, if study results are favorable, that it anticipates making at least the first regulatory submission for GDC-0449 in 2011. Assuming that submissions are filed by Roche and accepted by the applicable regulatory agencies, we will be eligible to receive milestone payments for the U.S. and Europe territories. Genentech initiated the phase II operable BCC clinical trial in October 2010. This trial is designed to test GDC-0449 as a single-agent therapy in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of GDC-0449 for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 weeks following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment).

In addition to the BCC clinical trials being conducted directly by Genentech and Roche, GDC-0449 is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI, including in medulloblastoma, sarcoma and glioblastoma multiforme, as well as in pancreatic, small cell lung, gastroesophageal junction, gastric, breast, and prostate cancers, among others.

Genentech completed two Phase II clinical trials of GDC-0449 in 2010, including in advanced ovarian cancer and metastatic colorectal cancer. Neither of these studies met their primary endpoints of demonstrating a clinically meaningful extension of progression-free survival and Genentech has determined that it will not pursue further development in these two indications.

Network-Targeted Cancer Programs

Our internal drug development efforts are focused on our network-targeted cancer programs, in which we are seeking to design single novel small molecule drug candidates that inhibit multiple signaling pathways that are believed to play roles in cancer cell proliferation. We refer to this approach as cancer network disruption and believe that our approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since our drug candidates are being designed to disrupt the cancer network environment in several additional important targets when compared to most other cancer drugs.

CUDC-101.    Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. A significant amount of our internal resources are focused on the ongoing clinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of this molecule in 25 patients with advanced, refractory solid tumors and initiated a phase Ib expansion trial to test CUDC-101 in approximately 50 patients with specific tumor types, including head and neck, non-small cell lung, breast, gastric and liver cancers. We expect to complete enrollment in the phase Ib study in mid-2011 and to report full data from this study during the second half of 2011. The phase Ib expansion trial is designed as an open-label study in which patients are treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study are to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug is administered either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

We also anticipate initiating a phase I clinical trial of CUDC-101 in advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative during the first half of 2011. The primary objective of this study is to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of the phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy in this patient population.

We are also working on an oral formulation of CUDC-101, which we believe will make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer where patients are generally on therapy for several months and there are competing commercially-available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file the appropriate regulatory documents for use of an oral formulation of CUDC-101 in clinical trials in late 2011.

CUDC-907.    In January 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit HDAC and phosphatidylinositol-3-kinase, or PI3K. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that

HDAC and PI3K inhibitors have synergistic interaction against cancer cells. We believe that this synergistic mechanism of cancer signaling network disruption, which demonstrated efficacy and a favorable safety profile in a number of preclinical xenograft models, could translate into clinical advantages over single agents. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an investigational new drug application, or IND, with the US Food and Drug Administration, or FDA, for an oral formulation of CUDC-907 late in 2011.

In addition to our development-stage programs, we continue to progress additional proprietary preclinical research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Hsp90 Program

Debio 0932.    Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm, a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. In April 2010, Debiopharm treated the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients suffering from advanced solid tumors or lymphoma.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have an accumulated deficit of $722,229,000 as of December 31, 2010. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s ability to continue to successfully advance its clinical trials for GDC-0449, including its pivotal phase II trial in advanced BCC;

•	Debiopharm’s ability to successfully complete its ongoing phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to continue to successfully enroll and treat patients in our phase Ib clinical trial for CUDC-101;

•	our ability to successfully initiate and complete a phase I clinical trial for CUDC-101 in combination with radiation and cisplatin in head and neck cancer patients;

•

our ability to successfully advance development candidates CUDC-907 and CUDC-101 (oral formulation) through formulation and manufacturing processes and IND-enabling studies and successfully initiate phase I testing for these candidates;

•	our ability to successfully enter into a material license or collaboration agreement for CUDC-101 or other of our proprietary drug candidates; and

•	our ability to advance the research of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of network-targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our collaborations with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of December 31, 2010, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material costs related to our Hsp90 technologies under development by Debiopharm under our August 2009 license agreement with Debiopharm.

Our current collaboration agreements are summarized as follows:

Genentech Hedgehog Pathway Inhibitor Collaboration.    Under the terms of the June 2003 agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors. In November 2008, Genentech granted a sublicense to F. Hoffmann-LaRoche, Ltd (Roche) for non-U.S. rights to GDC-0449. Roche received this sublicense pursuant to an agreement between Genentech and Roche under which Genentech granted Roche an option to obtain a license to commercialize certain Genentech products in non-U.S. markets. In February 2010, we announced that Chugai Pharmaceutical Co., Ltd. had exercised its right of first refusal for the development and commercialization in Japan of GDC-0449 under an existing agreement with Roche. Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are not a party to this agreement between Genentech and Roche but we are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech.

The lead drug candidate being developed under our Hedgehog pathway inhibitor collaboration with Genentech is GDC-0449, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor. Genentech and Roche are responsible for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive cash payments for regulatory filing and approval objectives achieved and future royalties on products developed outside of the U.S., if any, under our June 2003 collaboration agreement with Genentech. We are eligible to receive up to $115,000,000 in contingent cash payments under the terms of our June 2003 collaboration for the development of GDC-0449 or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. We have received $18,000,000 of this amount to date. We are also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, we are entitled to a mid-to-high single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low-to-mid single digit royalty.

Debiopharm Hsp90 Collaboration.    In August 2009, we granted a worldwide, exclusive royalty-bearing license to our Hsp90 inhibitor technology to Debiopharm, a Swiss pharmaceutical development company. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. Debiopharm has assumed all future development responsibility and costs related to the development, registration and commercialization of products under the agreement. As part of the consideration under the agreement,

Debiopharm paid us an up-front license fee of $2,000,000, and we received $11,000,000 during 2010 in contingent payments upon Debiopharm’s successful achievement of clinical objectives, including the approval from French regulatory authorities of Debiopharm’s clinical trial application, or CTA, to begin phase I clinical trials and the treatment of the fifth patient in this trial. We are also eligible to receive royalties if any products under the license agreement are successfully developed and commercialized. For net sales of Debio 0932 that are made directly by Debiopharm, we are entitled to a high single digit to low double digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to Debio 0932 may be reduced. We believe that it is more likely that Debiopharm will sublicense Debio 0932 following its further development, and in this case we are entitled to a share of royalties that Debiopharm receives from such sublicensee.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of December 31, 2010 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our ability to continue funding our planned operations beyond the fourth quarter of 2012 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

We expect to end 2011 with cash, cash equivalents and marketable securities of $18 million to $22 million, excluding any potential payments received from existing or new collaborators. We expect that our expenses associated with the clinical development of CUDC-101 will increase as we continue to treat patients in our phase Ib trial and initiate a phase I trial in head and neck cancers, resulting in an overall increase in our research and development expenses for future periods as compared to prior years. We expect that research and development expenses for the year ended December 31, 2011 will be $13 million to $16 million and that general and administrative expenses will be $7 million to $8 million. These expense estimates include $500,000 and $1.0 million of stock-based compensation expense for research and development and general and administrative expense, respectively, which includes employee and director equity grants issued in January 2011. Actual stock-based compensation expense for fiscal 2011 may be higher as the result of our issuance of additional awards as part of our planned compensation programs, consistent with past practices.

Revenue.    We do not expect to generate any revenue from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees. For the year ended December 31, 2010, each of the following parties accounted for a portion of our total revenue as follows: Debiopharm, $11,333,000, or 71%; and Micromet settlement proceeds, $4,000,000, or 25%.

We currently receive no research funding for our programs under our collaborations with Genentech and Debiopharm and we do not expect to receive such funding in the future under these collaborations. Accordingly, our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical development and regulatory objectives, if any are met, under new collaborations or our existing collaborations with Genentech and Debiopharm, and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and Debiopharm cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Research and Development.    Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of salaries and related expenses for personnel including stock-based compensation expense as well as outside service costs including clinical research organizations, medicinal chemistry and sublicense payments. Research and development expenses also include the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring only nominal research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. For each contingent payment, if any, received under the Hedgehog pathway inhibitor collaboration, we would be obligated to make payments to certain third-party licensors and recognize the related expense.

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- GDC-0449 - GDC-0449	Advanced BCC Operable Nodular BCC	Genentech Genentech	Pivotal phase II Phase II

Netowrk-targeted cancer programs
- CUDC-101 intravenous formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase Ib
- CUDC-101 oral formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Development candidate
- CUDC-907 (HDAC, PI3K inhibitor)	Cancer	Internal development	Development candidate
- Other network-targeted cancer programs	Cancer	Internal development	Preclinical
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I

In the chart above, “pivotal phase II” means that Genentech is currently treating human patients in a pivotal phase II clinical trial, the primary objective of which is a therapeutic response in human patients. Genentech and Roche have indicated that the outcomes of this clinical trial, if positive, may serve as the basis for regulatory submissions in 2011. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase Ib” means that we are currently treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that Debiopharm is currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an investigational new drug, or IND, application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

Because of the early stages of development of these programs, our ability and that of our collaborators and licensees to successfully complete preclinical studies and clinical trials of these drug candidates, and the timing of completion of such programs, is highly uncertain. There are numerous risks and uncertainties associated with developing drugs which may affect our and our collaborators’ future results, including:

•	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

•	the results of future preclinical studies and clinical trials;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our drug candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative.    General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us. We incurred what we expect to be significant general and administrative expenses in 2009 and 2010, specifically as it related to an arbitration proceeding that we initiated against a former collaborator. We entered into a settlement and release agreement with this former collaborator in February 2010, whereby a final payment of $4,000,000 was paid to us in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 collaboration agreement. During 2010, we incurred approximately $1,500,000 in legal fees and expenses through the settlement date. We do not expect that we will incur such fees in 2011 and, accordingly, anticipate that our general and administrative expenses will decline in 2011 as compared to 2010.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, including our warrant liability, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

License Fees and Multiple Element Arrangements.    In January 2010, we adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no vendor-specific objective evidence or third-party evidence to determine the fair value of that undelivered item. Because we did not enter into any new multiple element arrangements or modify our existing collaborations during the year ended December 31, 2010, recognition models used to derive our revenues for the year ended December 31, 2010 reflect the superseded guidance and the adoption of the new standard will be implemented on a prospective basis for new or materially modified arrangements.

For multiple element arrangements, including license agreements, entered into prior to January 1, 2010, guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met.

Reimbursement of Costs.    Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the provisions of FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Consideration, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

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

With respect to each of the foregoing areas of revenue recognition, we exercise significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported operating results. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such arrangement would change accordingly and any such change could affect our reported financial results.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(revised 2004), Share-Based Payment, which generally requires that such transactions be accounted for using a fair-value-based method and is now referred to as FASB Codification Topic 718, Compensation—Stock Compensation.

We have recorded employee and director stock-based compensation expense of $1,979,000, $1,750,000 and $2,182,000 for the years ended December 31, 2010, 2009 and 2008, respectively. We estimate that we will record approximately $1,500,000, in stock-based compensation expense in 2011. We have granted and expect that we may grant additional options in 2011 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2011 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.

We measure compensation cost for share-based compensation at fair value, including estimated forfeitures, and recognize the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we also are required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience. If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Our cash equivalents and marketable securities have been classified as Level 1 assets. We do not hold any asset-backed or auction rate securities. Short-term accounts receivable and accounts payable are reflected in the consolidated financial statements at net realizable value, which approximates fair value due to the short-term nature of these instruments. As of December 31, 2010, we do not hold any Level 2 assets or liabilities.

In 2010, we completed a registered direct offering in which we issued warrants to purchase shares of our common stock. The warrants include certain protective features for the benefit of the warrantholder, including an exercise price adjustment clause and a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for GDC-0449. Due to these terms, the warrants were deemed to be a liability. We estimate the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. In using this model, the fair value is determined by applying Level 3 inputs, which include assumptions around the estimated future stock price of our common stock and varying probabilities that certain events will occur. Significant increases or decreases in any of these assumptions would materially impact the fair value of the warrants and our financial statements. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in our financial statements.

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

We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2010, 2009 and 2008, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2010, 2009 and 2008.

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

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2010	2009
Revenues:
Research and development
Genentech	$275,000	$229,000	20%
Debiopharm	—	532,000	(100%)
Other	69,000	20,000	245%

Subtotal	344,000	781,000	(56%)
License fees
Genentech	—	6,000,000	(100%)
Debiopharm	11,333,000	1,667,000	580%
Micromet	4,000,000	—	100%
Other	323,000	142,000	127%

Subtotal	15,656,000	7,809,000	100%

Total Revenues	$16,000,000	$8,590,000	86%

Total revenues increased by $7,410,000, or 86% to $16,000,000 for the year ended December 31, 2010 as compared to $8,590,000 for the prior year, primarily related to an increase in our license fee revenues. We recorded license fee revenue of $333,000 and $1,667,000 for the year ended December 31, 2010 and 2009, respectively, related to the amortization of the $2,000,000 up-front license fee that we received in August 2009 under our license agreement with Debiopharm. The performance period under this license agreement began in August 2009 and concluded during the first quarter of 2010. During the year ended December 31, 2010, we also recorded license fee revenues of $11,000,000, comprised of an $8,000,000 contingent payment we received from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Debio 0932 in February 2010 and a $3,000,000 contingent payment we received from Debiopharm upon treatment of the fifth patient in this phase I clinical trial in July 2010.

During the year ended December 31, 2010, we also received settlement proceeds of $4,000,000 from Micromet, a former collaborator, pursuant to the settlement, mutual release and termination agreement that we entered into with Micromet in February 2010. The settlement payment was made by Micromet to resolve a contract claim we filed related to our June 2001 agreement with Micromet, in which Micromet acquired certain intellectual property assets relating to our single chain antibodies, including patents and license agreements. Because this settlement discharged and terminated all future payment obligations that would have arisen under the June 2001 agreement, we do not expect to receive any additional revenues from Micromet.

During the year ended December 31, 2009, we recognized $6,000,000 in license revenue as a result of Genentech’s initiation of a pivotal phase II clinical trial in advanced BCC. Future contingent payments under our Genentech and Debiopharm agreements are tied to the successful achievement of clinical and regulatory objectives.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2010	2009
Hedgehog pathway inhibitor	$192,000	$495,000	(61%)
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	3,327,000	1,568,000	112%
Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	43,000	2,083,000	(98%)
Other network-targeted cancer programs	7,237,000	5,084,000	42%
Hedgehog small molecule agonist or protein	9,000	14,000	(36%)
Net (gain)/loss on disposition of assets	(98,000)	1,000	(9,900%)
Stock-based compensation	663,000	688,000	(4%)

Total research and development expenses	$11,373,000	$9,933,000	14%

Our research and development expenses increased by $1,440,000, or 14%, to $11,373,000 for the year ended December 31, 2010, as compared to $9,933,000 for the prior year. The increase in research and development expenses was primarily the result of an increase of $2,153,000 in spending relating to our preclinical network-targeted cancer programs from the prior year period as we continued to conduct research in our ongoing efforts to select additional preclinical candidates for future development. In addition, spending primarily related to outside services and clinical costs increased $1,731,000 over the prior year period for our CUDC-101 program, for which we completed a phase I trial in April 2010 and initiated a phase Ib expansion trial in August 2010. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our research and development efforts for CUDC-101 and other network-targeted cancer programs.

Offsetting these increases, spending related to the Debio 0932 program decreased $2,040,000 from the prior year as Debiopharm assumed all future costs of the program following our entry into a license agreement with

Debiopharm in August 2009. During the year ended December 31, 2009, we also incurred expenses of $300,000 in sublicense payments that we made as a result of receiving $6,000,000 from Genentech during 2009 for the achievement of a clinical development objective related to our Hedgehog pathway inhibitor program. No such expenses were incurred under the Genentech collaboration during the year ended December 31, 2010.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2010	2009
Personnel	$2,648,000	$2,123,000	25%
Occupancy and depreciation	401,000	344,000	17%
Legal services	3,552,000	2,543,000	40%
Consulting and professional services	1,348,000	1,548,000	(13%)
Insurance costs	256,000	282,000	(9%)
Other general and administrative expenses	756,000	696,000	9%
Stock-based compensation	1,304,000	1,166,000	12%

Total general and administrative expenses	$10,265,000	$8,702,000	18%

General and administrative expenses increased by $1,563,000, or 18%, to $10,265,000 for the year ended December 31, 2010, as compared to $8,702,000 for the prior year. This increase was primarily due to increased spending of $1,009,000 for legal services. We incurred $1,526,000 for the year ended December 31, 2010 as compared to $731,000 for the prior year in expenses related to the Micromet arbitration proceeding, an increase of $795,000. The remainder of the increase in legal fees of $214,000 resulted from costs associated with increased patent costs, including fees related to foreign patent filings. In addition, personnel costs increased $525,000 primarily resulting from discretionary bonuses to our executive officers, the majority of which was paid upon receipt of contingent payments received from Debiopharm in 2010. No bonuses were paid to our executive officers in 2009. In addition, our executive officers’ compensation increased in the first quarter of 2010 to eliminate the pay reductions implemented in October 2008. Stock-based compensation also increased $138,000 over the prior year primarily related to vesting of certain performance-based options in the first quarter of 2010. Finally, occupancy costs increased $57,000 for the year ended December 31, 2010 as a result of rent expense for two locations during December 2010 as we completed the move to our new facility.

Offsetting these increases, consulting and professional services decreased $200,000 from the prior year period primarily as the result of business development expenditures to facilitate the licensing agreement with Debiopharm in 2009.

Change in fair value of warrant liability.    In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five-year term. The fair value of the warrants was estimated at $2,181,000 on the January 2010 issuance date, and $1,605,000 as of December 31, 2010, using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature for the benefit of the warrantholder that includes a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application, or NDA for GDC-0449. We estimated that the fair value of the warrants at issuance using this model with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the income statement. We estimated that the fair value of the warrants at December 31, 2010 was $1,605,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 77.1% and 91.5%, risk free interest rates ranging from 1.0% to 1.6%, expected lives of three to four years and no dividends. Expected volatility in both models was based on our historical volatility commensurate with the term of the warrants. The fair value of the warrants was recorded as a long-term liability. We recorded a gain of approximately $576,000 for the year ended December 31, 2010 as a result of the decrease in the fair value of the warrant liability from issuance in January 2010.

Other Income

For the year ended December 31, 2010, interest and other income was $627,000 as compared to $222,000 for the year ended December 31, 2009, an increase of $405,000, or 182%. The increase relates to federal tax grants totaling $489,000 that we received in the fourth quarter of 2010 under the Patient Protection and Affordable Care Act of 2010. We do not have any ongoing obligations under these awards and we do not expect to receive any future payments related to these grants. Offsetting this increase, interest income decreased $84,000 from the prior year period due to lower interest rates for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $4,435,000 for the year ended December 31, 2010, as compared to $9,823,000 for the year ended December 31, 2009.

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

Total revenues increased by $223,000, or 3%, to $8,590,000 for the year ended December 31, 2009 as compared to $8,367,000 for the prior year. Our license revenues decreased slightly to $7,809,000 for the year ended December 31, 2009 as compared to $7,853,000 for the prior year due to offsetting variances among our current and former licensees and collaborators. We recognized $1,667,000 under our August 2009 license agreement with Debiopharm. This increase was offset by a decrease of $1,750,000 in license revenue recognized from the sale and assignment of our remaining bone morphogenetic protein assets to Stryker Corporation during the first quarter of 2008. In addition, we recognized license revenues of $6,000,000 in each of 2009 and 2008 upon the achievement of certain development objectives under our June 2003 collaboration with Genentech.

Offsetting the decrease in license revenues, research and development revenues increased by $267,000, or 52%, to $781,000 for the year ended December 31, 2009 as compared to $514,000 for the prior year primarily related to the sale of clinical materials to Debiopharm during 2009 under the terms of the collaboration.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2009	2008
Hedgehog pathway inhibitor	$495,000	$457,000	8%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	1,568,000	4,002,000	(61%)
Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	2,083,000	2,693,000	(23%)
Other network-targeted cancer programs	5,084,000	4,402,000	15%
Hedgehog small molecule agonist or protein	14,000	199,000	(93%)
Discovery research	—	539,000	(100%)
Net impairment of assets	1,000	191,000	(99%)
Stock-based compensation	688,000	743,000	(7%)

Total research and development expenses	$9,933,000	$13,226,000	(25%)

Our research and development expenses decreased by $3,293,000, or 25%, to $9,933,000 for the year ended December 31, 2009, as compared to $13,226,000 for the prior year. The decrease in research and development expenses was primarily the result of a $2,434,000 decrease in spending related to CUDC-101 when compared to the same prior year period. We incurred significant consulting and outside costs during the year ended December 31, 2008 as we prepared and filed the investigational new drug application for CUDC-101 with the FDA. Costs incurred during the year ended December 31, 2009 were primarily comprised of costs associated with our ongoing phase I trial. In addition, spending related to CUDC-305 decreased by $610,000 as a result of the license agreement entered into with Debiopharm in August 2009. Debiopharm has assumed all future costs related to this program as of August 2009.

The decrease in research and development expenses was also due to our implementation of a plan to decrease spending in various research and development expense areas, particularly preclinical research in areas other than in our network-targeted cancer programs. Spending reductions included decreases in contract medicinal chemistry and biology work that was being performed in China, and in personnel and occupancy costs. In addition, our Hedgehog agonist program under collaboration with Wyeth concluded in February 2008. As a result, we decreased spending in our Hedgehog agonist and discovery research programs by $724,000 to $14,000 during the year ended December 31, 2009 as compared to spending of $738,000 on these programs during 2008.

Offsetting these decreases was an increase of $682,000 in spending relating to our preclinical network-targeted cancer programs from the prior year as we continue to conduct research in our ongoing efforts to select additional preclinical candidates for future development.

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

At December 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $40,380,000, excluding restricted investments of $497,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2010, further deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives.

On January 27, 2010, we completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of our common stock and (ii) one warrant to purchase 0.25 of one share of common stock, at a purchase price of $2.52 per unit. We received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000. In connection with this offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock, which became exercisable as of the closing of the transaction. The warrants have an exercise price of $3.55 per share and have a five year term.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During 2008, we began incurring clinical costs associated with our phase I clinical trial of CUDC-101. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our network-targeted cancer drug candidates reach clinical trials.

Net cash used in operating activities was $1,629,000 for the year ended December 31, 2010, compared to $7,589,000 for the year ended December 31, 2009. Cash used in operating activities during the year ended December 31, 2010 was primarily the result of our net loss for the period of $4,435,000. Our loss was partially offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, depreciation and a gain on the sale of assets totaling $1,663,000. In addition, changes in certain operating assets and liabilities affected operating cash during the year ended December 31, 2010, including an increase in our accounts payable and accrued liabilities of $956,000 and a decrease of $240,000 in prepaid expenses and other assets. The decrease of $476,000 in deferred revenue primarily related to our August 2009 license agreement with Debiopharm and was offset by a decrease of $423,000 in our accounts receivable.

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

We expect to continue to use cash in operations as we continue to seek to advance our network-targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $14,889,000 for the year ended December 31, 2010. Cash used by investing activities for the year ended December 31, 2010 resulted principally from $14,433,000 in net investment activity. Our restricted investments increased by $281,000 primarily related to a security deposit for a new facility lease entered into in September 2010 and we purchased $275,000 in fixed assets during the year ended December 31, 2010. Investing activities provided cash of $818,000 for the year ended December 31, 2009, resulting principally from $844,000 net investment activity to fund ongoing operations for the year ended December 31, 2009.

Financing activities provided cash of approximately $17,069,000 for the year ended December 31, 2010, resulting principally from our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, warrants for shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $350,000 was provided by the exercise of stock options and purchases of common stock under our employee stock purchase plan. Financing activities provided cash of approximately $3,887,000 for the year ended December 31, 2009, resulting principally from the exercise of warrants for common stock under our August 2007 private placement providing approximately $3,089,000 in proceeds. The remaining cash of $798,000 was provided by the exercise of stock options and purchases of common stock under our employee stock purchase plan.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $722,229,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to obtain favorable results in the ongoing and planned clinical trials of GDC-0449, including the ongoing clinical trials in BCC, and to successfully develop and commercialize GDC-0449. We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at December 31, 2010, should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Contractual Obligations

As of December 31, 2010, we had future payments required under contractual obligations and other commitments, including an operating lease related to our facility, research services agreements, consulting agreements, and license agreements, as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations(1)	$4,401	$509	$1,180	$1,278	$1,434
Outside service obligations(2)	1,318	1,203	115	—	—
Licensing obligations(3)	97	97	—	—	—

Total future obligations	$5,816	$1,809	$1,295	$1,278	$1,434

(1)	Effective September 16, 2010, we entered into a new lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we have agreed to lease 24,529 square feet of property to be used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts, to which we relocated in December 2010. The term of the lease agreement commenced on December 1, 2010, and expires approximately seven years and two months from such date. The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, we will also be responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments and exclude any impact of an early termination payment as defined in the agreement.

(2)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations.

(3)	Includes only obligations that are known to us as of December 31, 2010. In the future, we may owe royalties and other contingent payments to our licensees based on the achievement of developmental milestones, product sales and specified other objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2010.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us is fiscal 2011. Early adoption is permitted; however, we plan to implement ASU No. 2010-17 prospectively, as such, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we do not currently have any research and development arrangements which will be accounted for under the milestone method.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents and short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 8, 2011

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,826,549	$7,275,433
Marketable securities	32,553,269	17,759,464
Short-term investment—restricted	219,458	216,002
Accounts receivable	92,371	515,758
Prepaid expenses and other current assets	392,249	627,183

Total current assets	41,083,896	26,393,840

Property and equipment, net	302,721	715,429
Long-term investment—restricted	277,546	—
Goodwill	8,982,000	8,982,000
Other assets	2,980	7,980

Total assets	$50,649,143	$36,099,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,620,968	$1,561,914
Accrued liabilities	854,605	1,009,244
Deferred revenue	—	475,833

Total current liabilities	3,475,573	3,046,991
Warrants	1,604,742	—
Other long-term liabilities	51,171	—

Total liabilities	5,131,486	3,046,991

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 76,803,868 shares issued and 75,756,161 shares outstanding at December 31, 2010; and 68,360,067 shares issued and 67,312,360 shares outstanding at December 31, 2009	768,039	683,601
Additional paid-in capital	767,825,232	751,068,635
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	(955)	(15,904)
Accumulated deficit	(722,228,747)	(717,793,437)
Accumulated other comprehensive income	45,362	637

Total stockholders’ equity	45,517,657	33,052,258

Total liabilities and stockholders’ equity	$50,649,143	$36,099,249

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2010	2009	2008
Revenues:
Research and development	$343,732	$780,773	$514,099
License fees	15,655,833	7,809,167	7,852,518

Total revenues	15,999,565	8,589,940	8,366,617

Costs and Expenses:
Research and development	11,372,850	9,932,768	13,226,449
General and administrative	10,264,459	8,702,082	8,259,812

Total costs and expenses	21,637,309	18,634,850	21,486,261

Loss from operations	(5,637,744)	(10,044,910)	(13,119,644)

Other Income:
Interest income	137,662	222,309	990,263
Change in fair value of warrant liability	575,813	—	—
Other income	488,959	—	6,283

Total other income	1,202,434	222,309	996,546

Net loss	$(4,435,310)	$(9,822,601)	$(12,123,098)

Net Loss per Common Share (Basic and Diluted)	$(0.06)	$(0.15)	$(0.19)

Weighted Average Common Shares (Basic and Diluted)	74,959,158	65,060,514	63,378,159

Net Loss	$(4,435,310)	$(9,822,601)	$(12,123,098)
Unrealized Gain (Loss) on Marketable Securities	44,725	(90,869)	7,932

Comprehensive loss	$(4,390,585)	$(9,913,470)	$(12,115,166)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	64,288,793	$642,888	$742,903,399	$(891,274)	$(46,286)	$(695,847,738)	$83,574	$46,844,563
Issuances of common stock	412,612	4,126	284,601	—	—	—	—	288,727
Recognition of employee stock-based compensation	—	—	2,182,100	—	—	—	—	2,182,100
Mark-to-market on stock options to non-employees	—	—	(9,364)	—	9,364	—	—	—
Amortization of deferred compensation	—	—	—	—	24,372	—	—	24,372
Unrealized gain on marketable securities	—	—	—	—	—	—	7,932	7,932
Net loss	—	—	—	—	—	(12,123,098)	—	(12,123,098)

Balance, December 31, 2008	64,701,405	647,014	745,360,736	(891,274)	(12,550)	(707,970,836)	91,506	37,224,596
Issuances of common stock upon the exercise of warrants	3,028,188	30,282	3,058,470	—	—	—	—	3,088,752
Other issuances of common stock	630,474	6,305	791,840	—	—	—	—	798,145
Recognition of employee stock-based compensation	—	—	1,749,798	—	—	—	—	1,749,798
Mark-to-market on stock options to non-employees	—	—	107,791	—	(107,791)	—	—	—
Amortization of deferred compensation	—	—	—	—	104,437	—	—	104,437
Unrealized loss on marketable securities	—	—	—	—	—	—	(90,869)	(90,869)
Net loss	—	—	—	—	—	(9,822,601)	—	(9,822,601)

Balance, December 31, 2009	68,360,067	683,601	751,068,635	(891,274)	(15,904)	(717,793,437)	637	33,052,258
Issuance of common stock in conjunction with the registered direct offering, net of issuance costs of $1,310,000 and net of fair value of warrants of $2,180,555	6,449,288	64,493	12,697,269	—	—	—	—	12,761,762
Issuances of common stock upon the exercise of warrants	1,742,671	17,427	1,760,097	—	—	—	—	1,777,524
Other issuances of common stock	251,842	2,518	347,058	—	—	—	—	349,576
Recognition of employee stock-based compensation	—	—	1,979,090	—	—	—	—	1,979,090
Mark-to-market on stock options to non-employees	—	—	(26,917)	—	26,917	—	—	—
Amortization of deferred compensation	—	—	—	—	(11,968)	—	—	(11,968)
Unrealized gain on marketable securities and other investments	—	—	—	—	—	—	44,725	44,725
Net loss	—	—	—	—	—	(4,435,310)	—	(4,435,310)

Balance, December 31, 2010	76,803,868	$768,039	$767,825,232	$(891,274)	$(955)	$(722,228,747)	$45,362	$45,517,657

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(4,435,310)	$(9,822,601)	$(12,123,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	686,495	751,213	998,596
Stock-based compensation expense	1,967,122	1,854,235	2,206,472
Change in fair value of warrant liability	(575,813)	—	—
Non-cash interest income	(316,560)	—	—
Gain on sale of fixed assets and equipment	(98,107)	—	—
Impairment on property and equipment	—	1,071	191,376
Changes in operating assets and liabilities:
Accounts receivable	423,387	(408,417)	123,126
Prepaid expenses and other assets	239,934	(253,810)	(23,920)
Accounts payable and accrued and other liabilities	955,586	(186,118)	(1,961,115)
Deferred revenue	(475,833)	475,833	(1,852,518)

Total adjustments	2,806,211	2,234,007	(317,983)

Net cash used in operating activities	(1,629,099)	(7,588,594)	(12,441,081)

Cash Flows from Investing Activities:
Purchase of marketable securities	(65,897,078)	(35,825,838)	(35,377,459)
Sale of marketable securities	51,464,558	36,669,705	40,753,768
Increase in restricted cash/investments	(281,002)	(5,995)	—
Expenditures for property and equipment	(274,840)	(19,537)	(60,546)
Proceeds from sale of fixed assets and equipment	99,160	—	—

Net cash (used in) provided by investing activities	(14,889,202)	818,335	5,315,763

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	14,942,317	—	—
Proceeds from other issuances of common stock	2,127,100	3,886,897	288,727
Repayments of notes payable and capital leases	—	—	(401,213)

Net cash provided by (used in) financing activities	17,069,417	3,886,897	(112,486)

Net increase (decrease) in cash and cash equivalents	551,116	(2,883,362)	(7,237,804)
Cash and cash equivalents, beginning of period	7,275,433	10,158,795	17,396,599

Cash and cash equivalents, end of period	$7,826,549	$7,275,433	$10,158,795

Supplemental cash flow data
Cash paid during the year for:
Interest	$—	$—	$6,365

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to develop next generation network-targeted cancer therapies. Curis is building upon its past experiences in targeting signaling pathways, including the Hedgehog signaling pathway, in its efforts to develop network-targeted cancer therapies. Curis conducts research programs both internally and through strategic collaborations.

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at December 31, 2010 should enable the Company to maintain its current and planned operations into the fourth quarter of 2012. The Company’s ability to continue funding its planned operations beyond the fourth quarter of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	USE OF ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements, the collectibility of receivables, the carrying value of property and equipment and intangible assets, the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities, including our long-term warrant liability. Actual results may differ from such estimates.

(b)	CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Securities Corporation, Inc. and Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2010, 2009 or 2008.

(c)	REVENUE RECOGNITION

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Codification Topic 605, Revenue Recognition.

License Fees and Multiple Element Arrangements

In January 2010, the Company adopted a new U.S. generally accepted accounting principles, or GAAP, accounting standard on a prospective basis which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no vendor-specific objective evidence or third-party evidence to determine the fair value of that undelivered item. The Company did not enter into any multiple element arrangements or modify its existing collaborations during the year ended December 31, 2010. The adoption of the new standard did not have an impact on the 2010 financial statements.

For multiple element arrangements, including license agreements, entered into prior to January 1, 2010, guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with U.S. GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Substantive Milestone Payments

Collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive Company effort is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

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

Reimbursement of Costs

Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the Company has determined that it is acting primarily as a principal in the transaction according to the provisions outlined in FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2011 would be classified as long-term deferred revenue. As of December 31, 2010, the Company had no amounts classified as short-term or long-term deferred revenue.

Summary

During the years ended December 31, 2010, 2009 and 2008, total gross revenues from major current and former licensees as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2010	2009	2008
Genentech	2%	73%	75%
Debiopharm	71%	26%	—%
Micromet settlement proceeds	25%	—%	—%
Stryker Corporation	—%	—%	21%

(d)	RESEARCH AND DEVELOPMENT

Research and development costs, including internal and external costs, are charged to operations as incurred. Research and development costs include personnel costs, lab supplies, outside services including clinical research organizations, medicinal chemistry, sublicense payments to licensors, consulting agreements, allocations of facility costs and fringe benefits, and other costs.

(e)	CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

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

The amortized cost, unrealized gains or losses and fair value of marketable securities available-for-sale as of December 31, 2010, with maturity dates ranging between one and twelve months and with a weighted average maturity of 3.4 months are as follows:

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Government obligations	$3,601,000	$(1,000)	$3,600,000
Corporate bonds and notes	28,956,000	(3,000)	28,953,000

Total marketable securities	$32,557,000	$(4,000)	$32,553,000

In addition, as of December 31, 2010, the Company held unregistered shares of common stock of BioTime, Inc., a publicly traded US biotechnology company, valued at $54,000 in the “Prepaid Expenses and Other Current Assets” section of its Consolidated Balance Sheet. These shares were issued to the Company in May 2010 in exchange for the Company’s shares of capital stock of ESI Cell International, a privately-owned company that was acquired by BioTime in May 2010. The shares of BioTime common stock held by the Company were registered for re-sale in January 2011, at which time the shares became fully tradeable on the American Stock Exchange. As of December 31, 2009, the shares of capital stock of ESI Cell International that were held by the Company prior to its acquisition by BioTime were valued at $5,000.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and restricted investments. The Company held cash equivalents and marketable securities of $6,193,000 and $32,553,000, respectively, as of December 31, 2010, and $6,422,000 and $17,759,000, respectively, as of December 31, 2009. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings, U.S. Treasury securities and U.S. Treasury money market funds.

The Company also had a short-term restricted investment of $219,000 and a long-term restricted investment of $278,000 as of December 31, 2010 that were solely comprised of certificates of deposit pursuant to the requirements of the Company’s property leases. The restriction on the short-term investment was lifted on January 31, 2011.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at December 31, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued at issuance and at December 31, 2010 using a probability-weighted Black-Scholes model, discussed further in Note 9, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2010 and 2009, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at December 31, 2010 and 2009.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2010:
Cash equivalents
Money market funds	$3,863,000	$—	$—	$3,863,000
Municipal bonds	2,330,000	—	—	2,330,000
Investments
US government obligations	3,600,000	—	—	3,600,000
Corporate commercial paper, bonds and notes	28,953,000	—	—	28,953,000
Restricted investments (certificates of deposit)	497,000	—	—	497,000

Total assets at fair value	$39,243,000	$—	$—	$39,243,000

As of December 31, 2009:
Cash equivalents
Money market funds	$5,422,000	$—	$—	$5,422,000
Corporate bonds and notes	1,000,000	—	—	1,000,000
Investments
US government obligations	14,261,000	—	—	14,261,000
Corporate bonds and notes	3,498,000	—	—	3,498,000
Restricted investments (certificate of deposit)	216,000	—	—	216,000

Total assets at fair value	$24,397,000	$—	$—	$24,397,000

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2010:

Balance at December 31, 2009	$—
Issuance of warrants	2,181,000
Change in fair value	(576,000)

Balance at December 31, 2010	$1,605,000

(g)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist primarily of property and equipment and a restricted long-term investment. The aggregate balances for these long-lived assets were $583,000 and $723,000 as of December 31, 2010 and 2009, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on application of GAAP. During the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment charges of $1,000, $1,000 and $191,000, respectively, related to certain equipment with no current or planned future use.

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

As of December 31, 2010 and 2009, the Company had recorded goodwill of $8,982,000. The Company applies the guidance in FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2010, 2009 and 2008, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2010, 2009 and 2008.

(i)	TREASURY STOCK

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The Company accounts for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $891,000 pursuant to this repurchase program, and the Company has not purchased any shares since 2002.

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options, warrants and shares issuable under the Company’s 2000 Employee Stock Purchase Plan outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2010, 2009 and 2008 consisted of the following:

	For the years ended December 31,
	2010	2009	2008
Stock options outstanding	11,537,750	11,141,831	10,450,759
Warrants outstanding	1,612,322	1,742,671	5,322,361
Shares issuable under ESPP	—	—	38,453

Total antidilutive securities	13,150,072	12,884,502	15,811,573

(k)	STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, and is now referred to as FASB Codification Topic 718, Compensation—Stock Compensation. Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Topic 718 requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

(l)	OPERATING LEASES

The Company currently has one facility located at 4 Maguire Road in Lexington, Massachusetts under a noncancellable operating lease agreement for office and laboratory space. The rent payments for this facility escalate over the lease term and the Company expenses its obligations under this lease agreement on a straight-line basis over the term of the lease (see Note 8(a)). As of December 31, 2010, the Company’s facility lease at its 45 Moulton Street, Cambridge, Massachusetts location terminated.

(m)	CONCENTRATION OF RISK

The Company relies on third parties to supply certain raw materials necessary to produce its drug candidates, including CUDC-101, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(n)	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The new disclosures and clarifications of existing disclosures were effective for the Company beginning January 1, 2010 and have been included in this annual report. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity for level three fair value measurements will be effective for the Company beginning January 1, 2011.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize in its entirety revenue contingent upon the achievement of a milestone, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, which is fiscal 2011 for the Company. Early adoption is permitted; however, the Company plans to implement ASU No. 2010-17 prospectively. As such, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as the Company does not currently have any research and development arrangements which will be accounted for under the milestone method.

(3)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Agreement Summary

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of GDC-0449, a small molecule Hedgehog pathway inhibitor for the treatment of certain solid tumor cancers. Genentech is currently conducting two clinical trials with GDC-0449 and several additional clinical trials are ongoing by third parties under a collaboration agreement between Genentech and the National Cancer Institute.

Pursuant to the agreement, Genentech made an up-front payment of $8,500,000, which consisted of a $3,509,000 non-refundable license fee payment and $4,991,000 in exchange for shares of the Company’s common stock. Genentech also made license maintenance fee payments totaling $4,000,000 over the first two years of the collaboration and agreed to make additional contingent cash payments, assuming specified clinical development and regulatory approval objectives are met. The Company is eligible to receive up to $115,000,000 in contingent cash payments under the collaboration for the development of GDC-0449 or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which it has received $18,000,000 to date. In addition to these payments, the Company is also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. For GDC-0449, Curis is entitled to a mid- to high-single digit royalty, which escalates within this range with increasing product sales. In certain specified circumstances, the royalty rate applicable to GDC-0449 may be decreased to a low- to mid-single digit royalty.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech. As of December 31, 2010, the Company has incurred aggregate expenses of $900,000 in connection with its receipt of contingent cash payments from Genentech related to such licensing agreements.

The collaboration provides for the development of small molecule and antibody Hedgehog pathway inhibitors for the treatment of cancer. The development of these programs is governed by a joint steering committee which is comprised of an equal number of representatives from both the Company and Genentech to oversee the research, development and commercialization and other efforts relating to these programs. Each member of the joint steering committee receives the right to cast one vote, but Genentech has the final decision making authority in most matters. The joint steering committee was required to meet on at least a quarterly basis until the filing of the first investigational new drug, or IND, application for a Hedgehog pathway inhibitor product candidate, which occurred in October 2006. After such filing, the joint steering committee shall meet as often as it deems necessary and shall exist as long as any compound under the collaboration is being developed or commercialized in accordance with the contract terms.

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months.

(ii)	Accounting Summary

The Company considers its June 2003 arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on the joint steering committee. The Company applied the provisions of FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangement to determine whether the performance obligations under this collaboration could be accounted for separately or should be accounted for as a single unit of accounting. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of accounting because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. In addition, objective and reliable evidence of the fair value of the Company’s research and development services and steering committee participation could not be determined. During 2007, the Company reassessed its participation on the joint steering committee and concluded that its participation in the joint steering committee had become inconsequential and perfunctory. Specifically, the Company believed that its participation on the joint steering committee was no longer essential to the development of Hedgehog pathway inhibitor compounds under the collaboration with Genentech, and the fair value or cost, if any, of completing the Company’s obligation was insignificant in relation to the non-refundable up-front license fee and maintenance payments totaling $7,509,000 received from Genentech that had been allocated to the single unit of accounting.

The Company received payments from Genentech totaling $6,000,000 during each of the years ended December 31, 2009 and 2008 for the achievement of certain clinical development objectives related to

GDC-0449. As the Company did not have any further performance obligations under the collaboration, the Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the years ended December 31, 2009 and 2008, respectively. The Company did not receive any such payments for the year ended December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, the Company also recorded revenue within “Research and development” of $275,000, $229,000 and $282,000, respectively, as revenue related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of FASB Codification Topic 605-45 are met. As of December 31, 2010, the Company had recorded $71,000 as amounts receivable from Genentech under this collaboration in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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

Pursuant to the terms of the agreement, the Company used its reasonable commercial efforts to transfer to Debiopharm know how, information and clinical materials necessary for Debiopharm to continue the development of products in accordance with the development plan outlined in the agreement, all of which were completed as of December 31, 2009. Furthermore, at no cost to Debiopharm, the Company provided a reasonable amount of technical, scientific and intellectual property support to the development plan, as requested by Debiopharm, during the first six months of the agreement.

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

As consideration for the exclusive license rights provided in the agreement, and subject to the terms of the agreement, Debiopharm has agreed to pay the Company up to an aggregate of $90,000,000 assuming the successful achievement of specified clinical development and regulatory approval objectives consisting of::

•	a $2,000,000 up-front license fee, which the Company received in September 2009, upon the transfer to Debiopharm of certain information specified in the agreement;

•

an $8,000,000 payment upon the first regulatory approval in a major market country of an open investigational new drug application in the U.S. or a clinical trial application in Europe to initiate human clinical trials, which the Company received in March 2010;

•	a $3,000,000 payment upon the administration of Debio 0932 in the fifth patient in the first phase I clinical trial, which the Company received in August 2010; and

•	additional contingent payments assuming the successful achievement of additional specified clinical development and regulatory approval objectives.

In addition, Debiopharm will pay the Company:

•	a specified percentage of all sublicensing payments received by Debiopharm and its affiliates from sublicensees;

•	a specified percentage of royalties Debiopharm and its affiliates receive from sublicensees; and

•	a specified percentage of royalties on net sales of products by Debiopharm or its affiliates.

The agreement was effective as of August 5, 2009, and unless terminated earlier will expire, on a country-by-country basis, on the later of (i) the expiration of the last-to-expire valid claim of the Company’s patents and joint patents relating to the products, and (ii) the 10th anniversary of the first commercial sale of the product in such country. Pursuant to the agreement, either party can terminate the agreement upon notice under prescribed circumstances, and the agreement specifies the consequences to each party for such early termination.

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

The Company also provided clinical materials to Debiopharm for which the Company received additional consideration. The Company has determined that this deliverable is a separate unit of accounting from the license and related support, and consideration received would be recognized as revenue in accordance with our revenue policy. During the year ended December 31, 2009, the Company recorded revenue within “Research and development” of $532,000 related to such clinical materials expensed by the Company and purchased by Debiopharm.

The Company’s ongoing substantive performance obligations under this collaboration consist of support to Debiopharm during the initial six months of the agreement and participation on a joint steering committee. The joint steering committee is comprised of four members, two from each company. Debiopharm retains final decision making authority on all development, commercialization, marketing, manufacturing and regulatory matters relating to any product candidates. The joint steering committee’s function is limited to facilitation of the collaboration, including providing a contractual mechanism of information exchange related to the product candidates being developed. The joint steering committee has no authority to make changes to the development plan, which can only be revised by Debiopharm upon advance notice to the Company. The Company has determined that its joint steering committee obligation is participatory for the initial six-month period in which it is also required to provide technical support. The Company’s main contribution during this time is to support Debiopharm’s preparation of the clinical trial application filing with regulatory authorities, which was filed in the fourth quarter of 2009. After January 2010, substantially all activities around the implementation and management of the development plan become the sole responsibility of Debiopharm, at which time, the Company believes that its role on the joint steering committee became protective and inconsequential or perfunctory. The Company has therefore estimated that its participation on the joint steering committee should only factor into the performance period as it relates to the six-month period in which the Company has a participatory role. Because the Company estimated that its level of effort would be consistent over the six-month term of the arrangement, the Company accounted for the arrangement under the proportional performance method.

The $2,000,000 up-front fee was recognized ratably as the research and joint steering committee services are being provided over the estimated six-month performance period, through January 2010, at a rate of $333,000 per month. During the years ended December 31, 2010 and 2009, the Company recorded revenue of $333,000 and $1,667,000, respectively, related to the Company’s efforts under the Debiopharm arrangement, which was recorded in “License Fees” in the Company’s Revenues section of its Consolidated Statement of Operations.

The Company believes that contingent payments tied to preclinical, clinical development and drug approval objectives under this collaboration would not constitute substantive milestones since the successful achievement of these objectives would not meet each of the criteria set forth in the Company’s revenue recognition policy related to substantive milestones. For any contingent payments received by the Company subsequent to the conclusion of the performance period in January 2010, the Company would have no future deliverables under the agreement, and the Company would recognize such contingent payments as revenue at the time when the objectives are met and payable. The Company earned $8,000,000 under this agreement in March 2010 upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor, Debio 0932, and $3,000,000 in July 2010 upon Debiopharm’s treatment of the fifth patient in its ongoing phase I clinical trial. The Company recorded $11,000,000 as revenue within “License Fees” in the Revenues section of its Condensed Consolidated Statement of Operations for the year ended December 31, 2010 because the Company has no ongoing material performance obligations under the agreement.

(c)	STRYKER

On December 27, 2007, the Company completed a transaction with Stryker, under the terms of which Stryker paid the Company $1,750,000 in cash in exchange for the sale and assignment of all of the Company’s remaining bone morphogenetic protein (or, “BMP”) assets. As a result of the transaction, Stryker assumed all future costs subsequent to the December 27, 2007 effective date related to maintenance and prosecution of the related patent portfolio. The Company completed the transfer of all assets during the first quarter of 2008, at which time no material ongoing performance obligations remained under the agreement. Accordingly, the Company recorded $1,750,000 as license revenue within the Revenues section of the Consolidated Statement of Operations for the year ended December 31, 2008. No revenues were recognized under this agreement in 2010 or 2009.

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

In connection with its transaction with Stryker, the Company entered into a separate agreement in December 2007 with a former collaborator, to which the Company had previously licensed a portion of its BMP technology. In exchange for the rights to transfer the licensed technology to Stryker and to place previously agreed-upon financial consideration under such transfer, the Company was obligated to make a one-time payment of $750,000 to the former collaborator in 2007. In connection with its receipt of any contingent payments from Stryker, the Company would be required to make payments of up to

$14,000,000 to this former third-party collaborator if such payments are made for product candidates or products that are designed to treat certain indications affecting chronic kidney disease patients.

(4)	FORMER LICENSEES AND COLLABORATIONS

(a)	MICROMET SETTLEMENT

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company relating to a June 2001 license agreement between the Company and Micromet’s wholly owned subsidiary, Micromet AG, associated with the Company’s single chain peptide technology. Under the June 2001 agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet made a final payment of $4,000,000 during the first quarter of 2010 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 Agreement. The Company has recorded the $4,000,000 within the “License fee” revenue line item in the Consolidated Statement of Operations for the year ended December 31, 2010. During the first quarter of 2010, the Company incurred approximately $1,526,000 in legal fees and expenses through the settlement date. During the year ended December 31, 2009, the Company had incurred $731,000 related to this matter. These costs are included within the “General and Administrative” expense line item of the Consolidated Statement of Operations for the respective periods.

(b)	WYETH PHARMACEUTICALS

(i)	Agreement Summary

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

The $1,362,000 up-front license fee plus $7,250,000, which represented the total amount of research funding which the Company was entitled to for providing an average of 7.25 full-time equivalents over the four-year performance period at a rate of $250,000 each (eight full-time equivalents over the first three years and five full-time equivalents over the last year), was attributed to the research services.

During the year ended December 31, 2008, the Company recorded revenue of $299,000 related to the Company’s research efforts under the Wyeth arrangement, of which $103,000 was recorded in “License Fees” and $196,000 was recorded in “Research and development contracts” in the Company’s Revenues section of its Consolidated Statement of Operations. Included within “Research and development contracts”, the Company recorded $62,000 for the year ended December 31, 2008 as revenue related to expenses incurred on behalf of Wyeth that were paid by the Company and for which Wyeth is obligated to reimburse the Company. No revenues were recognized under this agreement in 2010 and 2009.

(5)	STOCK PLANS AND STOCK BASED COMPENSATION

In the first quarter of 2010, the Company’s shareholder-approved, share-based 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. As of December 31, 2009, the Company’s 2000 Employee Stock Purchase Plan had no available shares remaining under the plan. New stock plans were approved by shareholders during 2010 as described below.

2010 Stock Incentive Plan

In April 2010, the Board of Directors adopted and, in June 2010, the stockholders approved, the 2010 Stock Incentive Plan, which permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 6,000,000 shares of its common stock pursuant to awards granted under the 2010 Stock Incentive Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Stock Incentive Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.22 shares per share under the award to be removed from the available share pool. As of December 31, 2010, the Company had granted options to purchase 45,000 shares of the Company’s common stock, each with an exercise price equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. As of December 31, 2010, 5,955,000 shares remained available for grant under the 2010 Stock Incentive Plan.

During the year ended December 31, 2010, the Company’s Board of Directors granted options to purchase a total of 892,500 shares of the Company’s common stock to officers and employees of the Company, of which options to purchase 872,500 shares of common stock were granted under the 2000 Stock Incentive Plan prior to its expiration and options to purchase 20,000 shares of common stock were granted under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the year ended December 31, 2010, the Company’s Board of Directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2000 and 2010 Stock Incentive Plans. Of this amount, options to purchase 210,000 shares of common stock were granted under the 2000 Stock Incentive Plan prior to its expiration, were fully vested on the February 2, 2010 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the date of grant. The remaining options to purchase 25,000 shares of common stock were granted under the 2010 Stock Incentive Plan to a newly appointed director and will vest over a four-year period and bear an exercise price that is equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the June 3, 2010 grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee option grants issued in each of the following years:

	For the Year Ended December 31,
	2010	2009	2008
Expected term (years)—Employees	6.0	6.0	3.0-6.0
Expected term (years)—Directors	6.0	6.0	7.0
Risk-free interest rate	2.3-2.8%	2.1-2.6%	1.7-3.4%
Expected volatility	69-73%	67-82%	71-93%
Expected dividend yield	None	None	None

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

At December 31, 2010, the aggregate intrinsic value of employee options outstanding was $4,358,000, of which $3,596,000 related to exercisable options, and the weighted average remaining contractual life of vested stock options was 5.42 years. The weighted average grant-date fair values of stock options granted during the years ended December 31, 2010, 2009 and 2008 were $1.46, $0.82 and $0.91, respectively. As of December 31, 2010, there was approximately $1,867,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.1 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $154,000, $515,000 and $38,000, respectively. The total fair value of vested stock options for the years ended December 31, 2010, 2009 and 2008 were $2,219,000, $1,593,000 and $2,003,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and have various vesting dates from date of grant, ranging from 3.5 months to 4 years. Should the Company or the consultant terminate the consulting agreement, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company reversed expense of $12,000 related to non-employee stock options and stock awards for the years ended December 31, 2010. The Company recognized expense of $104,000 and $24,000 related to non-employee stock options and stock awards for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, the Company had recorded $1,000 in deferred compensation related to unvested non-employee options.

A summary of stock option activity under 2010 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Director Stock Option Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2009 (8,068,622 exercisable at weighted average price of $2.95 per share)	11,141,831	$2.50
Granted	1,127,500	2.24
Exercised	(198,370)	1.34
Cancelled	(533,211)	10.60

Outstanding, December 31, 2010 (9,524,572 exercisable at weighted average price of $2.20 per share)	11,537,750	$2.12

Vested and unvested expected to vest	11,519,693	$2.12

The table below summarizes options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.79 - $1.20	1,944,880	7.25	$1.00	1,382,058	$0.98
1.27 - 1.39	1,925,979	6.47	1.38	1,780,316	1.38
1.43 - 1.57	2,660,720	5.26	1.50	2,360,652	1.51
1.67 - 2.43	2,486,126	6.02	2.26	1,512,501	2.27
2.48 - 4.56	2,196,045	2.72	3.94	2,165,045	3.94
4.72 - 5.89	324,000	2.46	5.02	324,000	5.02

	11,537,750	5.40	$2.12	9,524,572	$2.20

2010 Employee Stock Purchase Plan

In April 2010, the Board of Directors adopted and, in June 2010, the stockholders approved, the 2010 Employee Stock Purchase Plan, or the ESPP. The Company has reserved 500,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year, with the initial purchase period under the plan commencing on June 15, 2010 and ending on December 14, 2010. During the year ended December 31, 2010, 53,472 shares were issued under the ESPP and there were 446,528 shares available for future purchase under the ESPP.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model with the following assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Compensation expense recognized under ESPP	$51,000	$72,000	$73,000
Expected term	6 months	6 months	6 months
Risk-free interest rate	0-0.2%	0-0.3%	0-1.9%
Volatility	85-120%	70-86%	75-86%
Dividends	None	None	None

Stock-based compensation for employee and director stock option grants for the years ended December 31, 2010, 2009 and 2008 of $1,979,000, $1,750,000 and $2,182,000, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition. These options immediately vested upon the consummation of a collaboration, licensing or other similar agreement regarding programs under the Company’s network-targeted cancer programs that included an up-front cash payment of at least $10,000,000 excluding any equity investment in the Company and subject to the employee’s continued employment. The Company’s Compensation Committee of its Board of Directors determined that the performance condition underlying these options was met in conjunction with the Debiopharm licensing agreement (see Note 4(b)). Receipt of the March 2010 payment from Debiopharm resulted in the immediate vesting of these options and the Company recorded approximately $485,000 in stock compensation expense related to the acceleration of vesting of the underlying options during the year ended December 31, 2010. No income tax benefit has been recorded as the Company has recorded a full valuation allowance and management has concluded that it is not likely that the net deferred tax asset will be realized (see Note 10).

Total Stock-Based Compensation Expense

For the years ended December 31, 2010, 2009 and 2008, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year ended December 31,
	2010	2009	2008
Research and development expenses	$663,000	$688,000	$743,000
General and administrative expenses	1,304,000	1,166,000	1,463,000

Total stock-based compensation expense	$1,967,000	$1,854,000	$2,206,000

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Laboratory equipment, computers and software	$2,680,000	$3,203,000
Leasehold improvements	18,000	6,258,000
Office furniture and equipment	307,000	307,000

	3,005,000	9,768,000
Less—Accumulated depreciation and amortization	(2,702,000)	(9,053,000)

Total	$303,000	$715,000

The Company recorded depreciation and amortization expense of $686,000, $751,000 and $999,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010 and 2009, the Company identified certain of its fully depreciated assets that were no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $7,038,000 and $857,000, for the years ended December 31, 2010 and 2009, respectively. Of the fully depreciated assets written off during the year ended December 31, 2010, $6,407,000 related to leasehold improvements and fixtures at the 45 Moulton Street facility that the Company vacated in December 2010 at the end of its lease term.

The Company continues to review its estimate of remaining useful lives related to assets currently being used on the Company’s remaining programs. Any future changes to the estimated useful lives of the Company’s assets could have a material impact on its financial statements.

(7)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued compensation	$539,000	$501,000
Professional fees	143,000	157,000
Facility-related costs	34,000	194,000
Other	139,000	157,000

Total	$855,000	$1,009,000

(8)	COMMITMENTS

(a)	OPERATING LEASES

Effective September 16, 2010, the Company entered into a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company agreed to lease 24,529 square feet of property to be used for office, research and laboratory located at 4 Maguire Road in Lexington, Massachusetts. The Company lease for its prior headquarters at 45 Moulton Street, Cambridge, Massachusetts expired on December 31, 2010.

The term of the 4 Maguire Road lease agreement commenced on December 1, 2010, and expires on January 31, 2018. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension. The Company also has the option to terminate the lease agreement after three years, referred to as the early termination option, upon the Company’s written notice to the lessor no later than the second anniversary of the rent commencement date as defined in the lease agreement. Concurrently with such notice, the Company is required to pay a termination fee to the lessor equal to the sum of two months base rent at the rate for the third year of the term and 65.46% of the value of certain transaction expenses incurred by the lessor. The maximum fee for exercising this early termination option is $772,000.

The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the amount of $278,000, and has classified this amount as a restricted long-term investment in the Company’s Consolidated Balance Sheet as of December 31, 2010. The security deposit may be reduced by up to $125,000 over time in accordance with the terms of the lease agreement. The lessor paid $789,000 for certain upgrades and repairs that were made to the leased property prior to the commencement date. The Company has not recognized these improvements as its assets as of December 31, 2010.

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

The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2011	$509,000
2012	578,000
2013	602,000
2014	627,000
2015	651,000
Thereafter	1,434,000

Total minimum payments	$4,401,000

Rent expense for all operating leases was $827,000, $776,000 and $776,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense for the year ended December 31, 2010 includes rent for two locations during December 2010 as the Company relocated its operations.

(b)	LICENSE AGREEMENTS

In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as incurred and expects to expense royalty payments as related future product sales, if any, are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, of $243,000, $193,000 and $165,000, respectively.

(9)	COMMON STOCK AND WARRANT LIABILITY

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features for the benefit of the warrantholder, including an exercise price adjustment clause and a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and

(ii) the date upon which Genentech or Roche submits a new drug application (NDA) for GDC-0449. Due to these terms, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2010. The Company estimated that the fair value of the warrants at issuance was $2,181,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years and no dividends. The Company estimated that the fair value of the warrants at December 31, 2010 was $1,605,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 77.1% and 91.5%, risk free interest rates ranging from 1.0% to 1.6%, expected lives of three to four years and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations. The Company recorded other income of $576,000 for the year ended December 31, 2010, as a result of a change in the fair value of the warrant liability that was primarily due to a decrease in the Company’s stock price since issuance of the warrants. As of December 31, 2010, these warrants are the only remaining warrants outstanding.

As of December 31, 2009, the Company had warrants outstanding to purchase an aggregate of 1,742,671 shares of its common stock at an exercise price of $1.02 per share under its August 2007 private placement, all of which had been accounted for within stockholders’ equity. During the year ended December 31, 2010, the Company received proceeds of $1,778,000 upon the exercise of all of these remaining outstanding warrants. During the year ended December 31, 2009, certain of the warrants issued under the August 2007 private placement were exercised to purchase an aggregate of 3,028,188 shares of the Company’s common stock, providing approximately $3,089,000 in cash proceeds to the Company.

(10)	INCOME TAXES

For the years ended December 31, 2010, 2009 and 2008, the Company did not record any federal or state income tax expense given its continued operating losses. The Company received federal tax grants of $489,000 for the year ended December 31, 2010 under the Patient Protection and Affordable Care Act of 2010. The Company does not have any ongoing obligations under these awards and it does not expect to receive any future payments related to these grants. As a result, the Company recorded the proceeds as “Other income” in its Consolidated Statement of Operations for the year ended December 31, 2010. The grant proceeds are non-taxable on the federal and state level.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.0%	6.0%	5.7%
Research and development tax credits	8.7%	2.6%	3.3%
Deferred compensation	(4.0%)	(1.6%)	(3.2%)
NOL expirations	(58.4%)	(36.1%)	(53.7%)
Effect of change in state rate	—%	(11.9%)	—%
Other	(1.5%)	(1.5%)	(2.6%)
Net increase (decrease) in valuation allowance	16.2%	8.5%	16.5%

Effective income tax rate	—%	—%	—%

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The principle components of the Company’s deferred tax assets at December 31, 2010 and 2009, respectively are as follows:

	December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$69,997,000	$69,825,000
Research and development tax credit carryforwards	10,296,000	9,944,000
Depreciation and amortization	233,000	1,899,000
Capitalized research and development expenditures	22,419,000	22,837,000
Deferred revenue	—	187,000
Impairment of investments	102,000	121,000
Stock options	2,594,000	2,171,000
Accrued expenses and other	699,000	64,000

Total Gross Deferred Tax Asset	106,340,000	107,048,000
Valuation Allowance	(106,340,000)	(107,048,000)

Net Deferred Tax Asset	$—	$—

The classification of the above deferred tax assets is as follows:

	December 31,
	2010	2009
Deferred Tax Assets:
Current deferred tax assets	$693,000	$245,000
Non-current deferred tax assets	105,647,000	106,803,000
Valuation Allowance	(106,340,000)	(107,048,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2010, the Company had federal and state net operating losses, or NOLs, of $198,726,000 and $46,032,000, respectively, and federal and state research and experimentation credit carryforwards of approximately $8,379,000 and $2,903,000, respectively, which will expire at various dates starting in 2011 through 2030. The Company had $6,121,000 of federal net operating losses generated in 1995 and $8,988,000 of Massachusetts net operating losses generated in 2005 that expired in 2010. As required by GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $106,340,000 has been established at December 31, 2010. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

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

An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 1996 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States (“U.S.”), as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

(11)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company contributions are at the discretion of the Board of Directors. For the years ended December 31, 2010 and 2009, the Board of Directors authorized matching contributions of $103,000 and $249,000, respectively. The Board of Directors did not authorize matching contributions for the year ended December 31, 2008.

(12)	RELATED PARTY TRANSACTIONS

On September 14, 2006, the Company and Dr. Davie, a member of the Company’s board of directors, entered into a Scientific Advisory and Consulting Agreement pursuant to which Dr. Davie agreed to serve as Chairman of the Company’s Scientific Advisory Board, or SAB, as amended on June 3, 2010, when Dr. Davie stepped down as Chairman of the SAB but remained a contributing member. The term of this agreement is for a period of five years and either party may terminate this agreement by providing thirty days’ written notice to the other party. In consideration for the services rendered by Dr. Davie to the Company in his capacity as Chairman of the SAB, the Company initially agreed to pay Dr. Davie an annual retainer of $25,000. Such retainer became effective on June 19, 2007. The agreement was amended on June 3, 2010, after which the Company agreed to pay Dr. Davie on an hourly basis for his services as a member of the SAB. For the years ended December 31, 2010, 2009 and 2008, the Company incurred $14,000, $25,000 and $25,000, respectively, in Scientific Advisory Board services provided by Dr. Davie. As of December 31, 2010, $4,000 was included in “Accounts payable” in the Company’s Consolidated Balance Sheet.

In connection with the Scientific Advisory Board agreement, the Board also granted to Dr. Davie an option, pursuant to the 2000 Plan, to purchase 35,000 shares of common stock of the Company at an exercise price equal to $1.72, which was the closing price of the common stock of the Company on the NASDAQ Global Market on September 14, 2006, the date of grant. These options vested quarterly over a four-year period and became fully vested in September 2010.

(13)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$12,558,334	$98,634	$3,242,310	$100,287
Income (loss) from operations	5,664,085	(3,926,485)	(1,764,985)	(5,610,359)
Income (loss) applicable to common stockholders	4,784,265	(2,097,987)	(1,514,799)	(5,606,789)
Basic net income (loss) per share	$0.07	$(0.03)	$(0.02)	$(0.07)
Diluted net income (loss) per share	$0.06	$(0.03)	$(0.02)	$(0.07)
Shares used in computing basic net income (loss) per share	72,889,133	75,617,858	75,623,465	75,668,337
Shares used in computing diluted net income (loss) per share	76,282,898	75,617,858	75,623,465	75,668,337

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$6,037,127	$63,263	$765,313	$1,724,237
Income (loss) from operations	1,025,994	(4,247,658)	(4,097,159)	(2,726,087)
Income (loss) applicable to common stockholders	1,125,059	(4,181,386)	(4,060,296)	(2,705,978)
Basic and diluted net income (loss) per share	$0.02	$(0.07)	$(0.06)	$(0.04)
Shares used in computing basic net income (loss) per share	63,595,755	63,654,519	66,270,778	66,673,878
Shares used in computing diluted net income (loss) per share	68,455,453	63,654,519	66,270,778	66,673,878

The net loss amount presented above for the quarter ending December 31, 2010 includes $489,000 of other income which represents federal tax grants that the Company received under the Patient Protection and Affordable Care Act of 2010 to support ongoing clinical and preclinical development activities related to its CUDC-101 and our other network-targeted cancer programs. The Company does not have any ongoing obligations under these awards and it does not expect to receive any future payments related to these grants.

The net loss amount presented above for the quarter ending December 31, 2009 includes $1,000,000 of license revenue recognized under the Debiopharm August 2009 license agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors that is required by this Item 10 is set forth in our proxy statement for our 2011 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth in our proxy statement for our 2011 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 relating to security ownership of certain beneficial owners and management is contained in our 2011 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans is contained in our 2011 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth in our proxy statement for our 2011 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth in our proxy statement for our 2011 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DANIEL R. PASSERI Daniel R. Passeri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/S/ MICHAEL P. GRAY Michael P. Gray	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/S/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	March 8, 2011

/S/ SUSAN B. BAYH Susan B. Bayh	Director	March 8, 2011

/S/ JOSEPH M. DAVIE Joseph M. Davie	Director	March 8, 2011

/S/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 8, 2011

/S/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	March 8, 2011

/S/ MARC RUBIN Marc Rubin	Director	March 8, 2011

/S/ JAMES R. TOBIN James R. Tobin	Director	March 8, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

3.4	Amendment to Amended and Restated By-laws of Curis, Inc.	8-K	09/24/07	3.1

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Employment Agreement, dated as of September 18, 2007, between Curis and Daniel R. Passeri	8-K	09/24/07	10.1

#10.2	Amendment to Employment Agreement, dated as of October 27, 2008, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri	10-Q	10/28/08	10.1

#10.3	Amendment to Employment Agreement, dated as of December 10, 2010, to the employment agreement dated September 18, 2007, by and between Curis and Daniel R. Passeri				X

#10.4	Offer Letter, dated as December 10, 2003, between Curis and Michael P. Gray	10-K	03/01/04	10.4

#10.5	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	8-K	11/02/06	10.3

#10.6	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray	10-Q	10/28/08	10.2

#10.7	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated December 10, 2003, by and between Curis and Michael P. Gray				X

#10.8	Offer Letter, dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.5

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.9	Amendment to Offer Letter, dated as of May 10, 2002, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-K	3/14/08	10.6

#10.10	Amendment to Offer Letter, dated as of December 14, 2006, to the offer letter dated May 2, 2001, as amended on May 10, 2002, by and between Curis and Changgeng Qian	10-K	3/14/08	10.7

#10.11	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian	10-Q	10/28/08	10.3

#10.12	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated May 2, 2001, by and between Curis and Changgeng Qian				X

#10.13	Offer Letter, dated January 11, 2001, by and between Curis and Mark W. Noel	10-K	03/02/07	10.6

#10.14	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	8-K	11/02/06	10.4

#10.15	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel	10-Q	10/28/08	10.4

#10.16	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated January 11, 2001, by and between Curis and Mark W. Noel				X

#10.17	Offer Letter, dated March 21, 2008, by and between Curis and Mitchell Keegan	8-K	06/04/10	10.4

#10.18	Amendment to Offer Letter, dated as of June 3, 2010, to the offer letter dated March 21, 2008, by and between Curis and Mitchell Keegan	8-K	06/04/10	10.5

#10.19	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated January 11, 2001, by and between Curis and Mitchell Keegan				X

#10.20	Scientific Advisory Agreement dated September 14, 2006 by and between Curis and Joseph M. Davie, Ph. D., M.D.	8-K	09/19/06	10.2

#10.21	First Amendment to Scientific Advisory Agreement dated June 3, 2010 by and between Curis and Joseph M. Davie, Ph. D., M.D.	10-Q	08/03/10	10.1

			Incorporated by Reference
Exhibit No.		Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	#10.22	Agreement for Service as Chairman of the Board of Directors, between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

	#10.23	Form of Indemnification Agreement, between Curis, Inc. and each member of the Board of Directors				X

	#10.24	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

	#10.25	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

	#10.26	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

	#10.27	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

	#10.28	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

	#10.29	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

	#10.30	Curis 2010 Stock Incentive Plan	Def 14A	04/16/10	Exhibit A

	#10.31	Curis 2010 Employee Stock Purchase Plan	Def 14A	04/16/10	Exhibit B

	#10.32	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.1

	#10.33	Form of Non-Statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.2

	#10.34	Form of Restricted Stock Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.3

		Material contracts—Leases

	10.35	Lease, dated September 16, 2010, between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	8-K	9/21/10	10.1

		Material contracts—License and Collaboration Agreements

†	10.36	Collaborative Research, Development and License Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.37	License Agreement, dated August 5, 2009, by and between the Company and Debiopharm S.A	10-Q	10/29/09	10.1

	Material contracts—Miscellaneous

10.38	Registration Rights Agreement, dated June 13, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.3

10.39	Common Stock Purchase Agreement, dated June 11, 2003, between Curis and Genentech, Inc.	8-K	07/10/03	10.2

10.40	Placement Agent Agreement, dated January 22, 2010, by and among the Company, RBC Capital Markets Corporation and Rodman & Renshaw, LLC	8-K	1/22/10	1.1

10.41	Form of Subscription Agreement, dated as of January 22, 2010, by and among the Company and the investors named therein	8-K	1/22/2010	10.1

10.42	Form of Warrant, dated January 22, 2010, issued pursuant to the Subscription Agreement, dated as of January 22, 2010	8-K	1/22/2010	4.1

	Code of Conduct

14	Code of Business Conduct and Ethics				X

	Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

E-4