Form 10-Q
period 2011-03-31
CURIS INC
filed 2011-04-28
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 25, 2011, there were 76,349,956 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,119,245	$7,826,549
Marketable securities	25,348,065	32,553,269
Short-term investment – restricted	—	219,458
Accounts receivable	82,013	92,371
Prepaid expenses and other current assets	866,652	392,249

Total current assets	37,415,975	41,083,896

Property and equipment, net	321,289	302,721
Long-term investment – restricted	277,546	277,546
Goodwill	8,982,000	8,982,000
Other assets	2,980	2,980

Total assets	$46,999,790	$50,649,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,608,194	$2,620,968
Accrued liabilities	658,589	854,605

Total current liabilities	3,266,783	3,475,573
Warrants	3,106,152	1,604,742
Other long-term liabilities	112,171	51,171

Total liabilities	6,485,106	5,131,486

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 77,397,663 shares issued and 76,349,956 shares outstanding at March 31, 2011; and 76,803,868 shares issued and 75,756,161 shares outstanding at December 31, 2010	773,977	768,039
Additional paid-in capital	769,610,050	767,825,232
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	—	(955)
Accumulated deficit	(729,028,898)	(722,228,747)
Accumulated other comprehensive income	50,829	45,362

Total stockholders’ equity	40,514,684	45,517,657

Total liabilities and stockholders’ equity	$46,999,790	$50,649,143

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Research and development	$133,538	$82,501
License fees	—	12,475,833

Total Revenues	133,538	12,558,334

COSTS AND EXPENSES:
Research and development	3,058,499	2,467,804
General and administrative	2,407,349	4,426,445

Total costs and expenses	5,465,848	6,894,249

(Loss)/income from operations	(5,332,310)	5,664,085

OTHER INCOME (EXPENSE):
Interest income	33,569	26,789
Change in fair value of warrant liability	(1,501,410)	(906,609)

Total other expense, net	(1,467,841)	(879,820)

Net (loss)/income	$(6,800,151)	$4,784,265

Basic net (loss)/income per common share	$(0.09)	$0.07

Diluted net (loss)/income per common share	$(0.09)	$0.06

Basic weighted average common shares	75,825,801	72,889,133

Diluted weighted average common shares	75,825,801	76,282,898

Net (loss)/income	$(6,800,151)	$4,784,265
Unrealized gain/(loss) on marketable securities	5,467	(17,004)

Comprehensive (loss)/income	$(6,794,684)	$4,767,261

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(6,800,151)	$4,784,265

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities-
Depreciation and amortization	21,020	180,799
Stock-based compensation expense	677,713	1,069,565
Change in fair value of warrant liability	1,501,410	906,609
Non-cash interest income	102,602	—
Net gain on sale of assets	(31,225)	—
Changes in operating assets and liabilities:
Accounts receivable	10,358	458,404
Prepaid expenses and other assets	37,690	340,960
Accounts payable and accrued liabilities	(147,790)	(402,533)
Deferred revenue	—	(475,833)

Total adjustments	2,171,778	2,077,971

Net cash (used in)/provided by operating activities	(4,628,373)	6,862,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(18,864,743)	(27,484,583)
Sale of marketable securities	25,972,812	7,967,260
Purchases of property and equipment	(39,588)	—
Proceeds from sale of assets	31,225	—
Decrease in restricted cash	219,458	—

Net cash provided by/(used in) investing activities	7,319,164	(19,517,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered direct offering of common stock and warrants, net of issuance costs of $1,310,000	—	14,942,317
Proceeds from other issuances of common stock and exercise of warrants	601,905	1,910,721

Net cash provided by financing activities	601,905	16,853,038

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,292,696	4,197,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,826,549	7,275,433

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,119,245	$11,473,384

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to: development by its competitors of new or better technological innovations; dependence on key personnel; its ability to protect proprietary technology; its ability to successfully advance discovery, preclinical and clinical stage drug candidates in its internally funded programs; unproven technologies and drug development approaches; reliance on corporate collaborators and licensees to successfully research, develop and commercialize products based on the Company’s technologies; its ability to comply with FDA regulations and approval requirements; its ability to execute on its business strategies; and its ability to obtain adequate financing to fund its operations.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at March 31, 2011 should enable the Company to maintain its current and planned operations into the fourth quarter of 2012. The Company’s ability to continue funding its planned operations into and beyond the fourth quarter of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing.

2.	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 8, 2011.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2011 and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure in the financial statements. Such estimates include revenue recognition, the collectability of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on March 8, 2011.

4.	Debiopharm License Agreement

In August 2009, the Company granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell its heat shock protein 90, or Hsp90, inhibitor technology to Debiopharm S.A. The Company amortized this payment over its estimated performance period of this agreement, which concluded during the first quarter of 2010, resulting in the recognition of $333,000 in license fee revenue during the period ended March 31, 2010. In addition, under the terms of this agreement, in March 2010, the Company received a payment of $8,000,000 from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor, Debio 0932. The Company has recorded these amounts, which totaled $8,333,000 as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the three months ended March 31, 2010 because the Company has no ongoing material performance obligations under the agreement.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and restricted investments. The Company held cash equivalents and marketable securities of $9,975,000 and $25,348,000, respectively, as of March 31, 2011, and $6,193,000 and $32,553,000, respectively, as of December 31, 2010. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings and U.S. Treasury securities.

The Company also had a long-term restricted investment of $278,000 as of March 31, 2011 and December 31, 2010 that was solely comprised of a certificate of deposit pursuant to the requirements of the Company’s property lease. The restriction on a prior short-term restricted investment of $219,000 at December 31, 2010 was lifted on January 31, 2011.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at March 31, 2011.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued using a probability-weighted Black-Scholes model, discussed further in Note 6, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2011 and December 31, 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2011:
Cash equivalents
Money market funds	$8,000,000	$—	$—	$8,000,000
Municipal bonds	1,975,000	—	—	1,975,000
Investments
US government obligations	7,974,000	—	—	7,974,000
Corporate commercial paper, bonds and notes	17,374,000	—	—	17,374,000
Restricted investment (certificate of deposit)	278,000	—	—	278,000

Total assets at fair value	$35,601,000	$—	$—	$35,601,000

As of December 31, 2010:
Cash equivalents
Money market funds	$3,863,000	$—	$—	$3,863,000
Municipal bonds	2,330,000	—	—	2,330,000
Investments
US government obligations	3,600,000	—	—	3,600,000
Corporate commercial paper, bonds and notes	28,953,000	—	—	28,953,000
Restricted investments (certificates of deposit)	497,000	—	—	497,000

Total assets at fair value	$39,243,000	$—	$—	$39,243,000

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2010 and 2011:

Balance at December 31, 2009	$—

Issuance of warrants	2,180,000
Change in fair value for the three months ended March 31, 2010	907,000

Balance at March 31, 2010	$3,087,000

Balance at December 31, 2010	$1,605,000
Change in fair value for the three months ended March 31, 2011	1,501,000

Balance at March 31, 2011	$3,106,000

6.	Common Stock and Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features for the benefit of the warrantholder, including an exercise price adjustment clause and a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for vismodegib. Due to these terms, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010. The Company estimated that the fair value of the warrants at issuance was $2,180,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years, and no dividends.

The Company estimated that the fair value of the warrants at March 31, 2011 was $3,106,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 78.5% and 90.8%, risk free interest rates ranging from 1.2% to 1.7%, expected lives of three to four years, and no dividends. The Company estimated that the fair value of the warrants at March 31, 2010 was $3,087,000 using the following assumptions assigned to the varying outcomes: expected volatilities of 70.1% and 80%, risk free interest rates ranging from 1.6% to 2.5%, expected lives of three to five years, and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations. The Company recorded other expense of $1,501,000 and $907,000 for the three months ended March 31, 2011 and 2010, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to an increase in the Company’s stock price during the respective reporting periods.

7.	Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company relating to a June 2001 Agreement associated with the Company’s Single Chain Peptide technology between the Company and Micromet’s wholly owned subsidiary Micromet AG. Under the June 2001 agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet has made a final payment of $4,000,000 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 agreement. The Company has recorded the $4,000,000 within the “License fee” revenue line item in the Consolidated Statement of Operations for the three months ended March 31, 2010. During the quarter ended March 31, 2010, the Company incurred approximately $1,525,000 in legal fees and expenses through the settlement date. These costs are included within the “General and administrative” expense line item of the Consolidated Statement of Operations for the three months ended March 31, 2010.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Accrued compensation	$352,000	$539,000
Professional fees	115,000	143,000
Facility-related costs	46,000	34,000
Other	146,000	139,000

Total	$659,000	$855,000

9.	Accounting for Stock-Based Compensation

As of March 31, 2011, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as previously filed with the Securities and Exchange Commission on March 8, 2011.

During the quarter ended March 31, 2011 and consistent with past practices, the Company’s board of directors granted options to purchase 859,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the quarter ended March 31, 2011, the Company’s board of directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2010 Stock Incentive Plan. All of these options were fully vested on the January 7, 2011 grant date and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the quarters ended March 31, 2011 and 2010 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2011	2010
Expected life (years) - employees	6	6
Expected life (years) – directors	6	6
Risk-free interest rate	2.4-2.5%	2.8%
Volatility	73-74%	69%
Dividends	None	None

The expected volatility is based on the annualized daily historical volatility of the Company’s stock price through the grant date for a time period consistent with the expected term of a grant. Management believes that the historical volatility of the Company’s stock price best represents the volatility of the stock price. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future.

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

The aggregate intrinsic value of employee options outstanding at March 31, 2011 was $15,307,000, of which $11,958,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2011 and 2010 were $1.43 and $1.44, respectively. As of March 31, 2011, there was approximately $2,780,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.5 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2011 and 2010 was $687,000 and $74,000, respectively. The total fair values of vested stock options for the quarters ended March 31, 2011 and 2010 were $825,000 and $1,539,000, respectively.

The Company recorded a total of $663,000 and $1,068,000 in compensation expense for the quarters ended March 31, 2011 and 2010, respectively, related to employee and director stock option grants. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition, which was achieved in March 2010. This resulted in the immediate vesting of these options and the Company recorded approximately $485,000 in additional stock compensation expense during the three months ended March 31, 2010.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, and issued 25,000 options to a member of the Company’s Scientific Advisory Board during the quarter ended March 31, 2011. These options were issued pursuant to the 2010 Stock Incentive Plan at their fair market value on the date of grant and will vest over a four-year period from the date of grant. Should the Company terminate the consulting agreement, any unvested options will be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $15,000 and $2,000 related to non-employee stock options for each of the quarters ended March 31, 2011 and 2010, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2011 and 2010, the Company recorded employee, including expense related to its 2010 Employee Stock Purchase Plan, and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2011	2010
Research and development expenses	$165,000	$277,000
General and administrative expenses	513,000	793,000

Total stock-based compensation expense	$678,000	$1,070,000

The table below summarizes options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.35	2,123,976	6.90	$1.05	1,576,787	$1.03
1.39 - 1.43	2,553,446	6.44	1.41	2,273,505	1.40
1.50 - 2.15	2,958,907	6.40	1.81	1,999,157	1.65
2.27 - 2.43	2,042,626	5.63	2.35	1,400,251	2.38
2.48 - 4.72	2,030,000	2.84	3.99	1,967,000	4.01
4.75 - 5.89	294,000	2.41	5.05	294,000	5.05

	12,002,955	5.66	$2.13	9,510,700	$2.19

10.	Income (Loss) Per Common Share

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

Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2011, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for this period. Antidilutive securities consist of stock options and warrants outstanding as of March 31, 2011 as follows:

Three Months Ended March 31, 2011
Stock options outstanding	12,002,955
Warrants outstanding	1,612,322

Total antidilutive securities	13,615,277

The following summarizes the effect of dilutive securities on diluted income per common share for the three months ended March 31, 2010:

Three Months Ended
March 31, 2010
Weighted average shares for basic EPS	72,889,133

Stock options and shares issuable under ESPP	3,393,765

Weighted average shares for diluted EPS	76,282,898

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

Hedgehog Pathway Inhibitor Program

Vismodegib. Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is vismodegib, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, which is also referred to as GDC-0449 and RG3616.

Vismodegib is designed to selectively inhibit signaling in the Hedgehog pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway that reactivate Hedgehog signaling are seen in several different types of cancer. Abnormal signaling in the Hedgehog pathway is implicated in the majority of basal cell carcinoma, or BCC, cases.

In March 2011, Genentech and Roche notified us of a positive outcome in a pivotal phase II clinical trial in advanced BCC. Advanced BCC is a severe form of the disease that includes cutaneous BCCs that are considered inoperable by the treating physician as well as BCCs that have metastasized to other tissues and organs. Genentech informed us that the study met its primary endpoint of achieving a target overall response rate, showing that vismodegib shrank advanced BCC tumors in a pre-defined percentage of people in the study. Based on the results of this study, Roche has indicated that it anticipates filing a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, in 2011 to seek approval to commercialize vismodegib in the U.S. The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with European Medicines Agency, or EMA. Assuming that submissions are filed by Roche and accepted by the applicable regulatory agencies, we will be eligible to receive milestone payments for the U.S. and European territories. We are eligible for additional milestone payments provided that the regulatory agencies approve the respective regulatory submission as well as royalties on any future sales of vismodegib.

The pivotal phase II clinical trial is an international, single-arm, multi-center, two-cohort, open-label phase II study that enrolled 104 patients with advanced BCC, including metastatic and/or locally advanced BCC, defined as patients whose lesions are not appropriate for surgery or for whom surgery would result in substantial deformity. Study participants received 150 mg vismodegib once daily until disease progression. The primary endpoint of the study was overall response rate (tumor shrinkage) as assessed by independent reviewers. Secondary endpoints of the study included overall response rate as assessed by study investigators, duration of response, progression-free survival, overall survival and the safety profile. A preliminary safety assessment showed the most common adverse events were muscle spasms, hair loss, altered taste sensation, weight loss, fatigue, nausea, decreased appetite and diarrhea. Serious adverse events were observed, including fatal events. The deaths are being further evaluated, but do not appear to be related to vismodegib. Genentech plans to present the data from this clinical trial at a future medical meeting.

Genentech is also conducting a separate phase II clinical trial of vismodegib in patients with operable nodular basal cell carcinoma, which is a less severe form of the disease and accounts for an estimated 60% of the approximately 1 million BCCs diagnosed annually in the United States. This study was initiated by Genentech in October 2010 to test vismodegib as a single-agent therapy in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of vismodegib for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 weeks following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment).

In addition to the BCC clinical trials being conducted directly by Genentech and Roche, vismodegib is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI, including in treating BCC in patients with basal cell nevus syndrome (Gorlin syndrome), medulloblastoma, sarcoma and glioblastoma multiforme, as well as in pancreatic, small cell lung, gastroesophageal junction, gastric, breast, and prostate cancers, among others.

Promising interim data from an investigator-sponsored study in basal cell nevus syndrome, or BCNS, was presented in April at the American Association for Cancer Research 2011 annual meeting. This phase II double blind, randomized placebo-controlled, two arm multicenter clinical study of vismodegib has enrolled 41 BCNS patients from September 2009 to January 2011. It is designed to assess the safety and efficacy of a 150 mg dose of daily oral vismodegib versus a placebo. A Data Safety Monitoring Board, or DSMB, tasked with reviewing the unblinded results from an interim analysis of 29 patients who completed an average of six months of drug treatment, recently recommended to end the placebo arm of the trial due to statistically significant differences between the two groups, in order for all of the patients enrolled in the trial to receive vismodegib treatment. The DSMB’s analysis revealed that vismodegib reduced the rate of new BCCs from an average of 1.74 BCCs per month in the placebo group to 0.07 in the vismodegib group (p<0.0001). Vismodegib also reduced the size of existing BCCs (-24 cm vs. -3 cm placebo, cumulative diameter, p=0.006). Some patients achieved near complete remission with no BCC developing resistance during this period of time on trial. Observations related to vismodegib’s safety were similar to what has been reported in previous clinical studies, including grade 1-2 taste loss, muscle cramps, hair loss and weight loss when compared to placebo were common. There were two grade 3-4 adverse events observed, including one grade 3 muscle cramp and one grade 4 depression. Overall, 28% of patients taking vismodegib discontinued participation due to adverse events.

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

CUDC-101. Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. A significant amount of our resources are focused on the ongoing clinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of this molecule in 25 patients with advanced, refractory solid tumors and initiated a phase I expansion trial to test CUDC-101 in approximately 50 patients with specific tumor types, including breast, gastric, head and neck, liver and non-small cell lung, cancers. We have enrolled 43 patients in this study to-date and expect to complete enrollment in the phase I study and report full data from this study during the second half of 2011. The phase I expansion trial is designed as an open-label study in which patients are treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study are to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug is administered either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

We are encouraged by the data that we have generated to-date in this phase I expansion trial. Importantly, the safety profile observed to-date for both dosing schedules appears to be consistent with that observed in the phase I dose escalation study. In addition, we have observed stable disease in several patients in this study. Most notably, we have observed stable disease in four patients with advanced liver cancer. Two patients have been treated with CUDC-101 for over six months, one of which remains on study drug, while two additional patients achieved stable disease for approximately four months prior to disease progression. Based on these observations, we are evaluating various options for further testing of CUDC-101 in the liver cancer setting.

During the first half of 2011, we also anticipate initiating a phase I clinical trial of CUDC-101 in advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative. The primary objective of this study is to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of the phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy in this patient population.

We are also working on an oral formulation of CUDC-101, which we believe will make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer where patients are generally on therapy for several months and there are competing commercially available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file in late 2011 the appropriate regulatory documents to test an oral formulation of CUDC-101 in clinical trials.

CUDC-907. In January 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit HDAC and phosphatidylinositol-3-kinase, or PI3K. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction against cancer cells. We believe that this synergistic mechanism of cancer signaling network disruption, which demonstrated efficacy and a favorable safety profile in a number of preclinical xenograft models, could translate into clinical advantages over single agents. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file in late 2011 an investigational new drug application, or IND, with the FDA to test an oral formulation of CUDC-907.

In addition to our development-stage programs, we continue to progress additional proprietary preclinical research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Hsp90 Program

Debio 0932. Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm, a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. In April 2010, Debiopharm treated the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients suffering from advanced solid tumors.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities and debt financings and the monetization of certain royalty rights. We have never been profitable and have an accumulated deficit of $729,029,000 as of March 31, 2011. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•

Genentech’s ability to successfully submit regulatory submissions to the FDA and EMA seeking the approval to commercialize vismodegib in advanced BCC and to have such filings approved by the respective regulatory agency;

•	Debiopharm’s ability to successfully complete its ongoing phase I clinical testing and advance Debio 0932 into later stages of clinical development;

•	our ability to continue to successfully enroll and treat patients in our phase I expansion trial for CUDC-101;

•	our ability to successfully initiate and complete a phase I clinical trial for CUDC-101 in combination with radiation and cisplatin in head and neck cancer patients;

•	our ability to plan, finance and complete a clinical trial for CUDC-101 in advanced liver cancer patients;

•

our ability to successfully advance development candidates CUDC-907 and CUDC-101 (oral formulation) through formulation and manufacturing processes and IND-enabling studies and successfully initiate phase I testing for these candidates;

•	our ability to successfully enter into a material license or collaboration agreement for any of our proprietary drug candidates; and

•	our ability to advance the research of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of network-targeted cancer programs.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our collaborations with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of March 31, 2011, we have paid an aggregate of $900,000 related to such agreements. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material costs related to our Hsp90 technologies under development by Debiopharm under our August 2009 license agreement with Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2011 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our ability to continue funding our planned operations into and beyond the fourth quarter of 2012 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

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

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs including clinical research organizations, medicinal chemistry and sublicense payments; and (3) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring only nominal research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. For each contingent payment, if any, received under the Hedgehog pathway inhibitor collaboration, we would be obligated to make payments to certain third-party licensors and recognize the related expense.

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- Vismodegib (GDC-0449; RG3616)	Advanced BCC	Genentech	NDA submission preparation

- Vismodegib (GDC-0449; RG3616)	Operable Nodular BCC	Genentech	Phase II

Netowrk-targeted Cancer Programs
- CUDC-101 intravenous formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I expansion
- CUDC-101 oral formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Development candidate
- CUDC-907 (HDAC, PI3K inhibitor)	Cancer	Internal development	Development candidate
- Other network-targeted cancer programs	Cancer	Internal development	Preclinical
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I

In the chart above, “NDA submission preparation” means that Genentech is currently preparing to file an NDA with the FDA in 2011 and, pending planned discussions with EMA, submit a regulatory filing seeking approval of vismodegib in advanced BCC in Europe. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase I expansion” means that we are currently treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that Debiopharm is currently treating human patients in a phase I clinical trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the SEC. There have been no material changes at March 31, 2011.

Results of Operations

Three Months Ended March 31, 2011 and March 31, 2010

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
REVENUES:
Research and development
Genentech	$96,000	$56,000	71%
Other	38,000	26,000	46%

Subtotal	134,000	82,000	63%

License fees
Debiopharm	—	8,333,000	(100%)
Micromet	—	4,000,000	(100%)
Other	—	143,000	(100%)

Subtotal	—	12,476,000	(100%)

Total Revenues	$134,000	$12,558,000	(99%)

Total revenues decreased by $12,424,000, or 99% to $134,000 for the three months ended March 31, 2011 from $12,558,000 for the same period in 2010, primarily related to a decrease in our license fee revenues of $12,476,000. We recognized no license fee revenue under our collaborations for the three months ended March 31, 2011. During the quarter ended March 31, 2010, we recorded license fee revenue of $8,333,000 related to our Debiopharm agreement, primarily comprised of an $8,000,000 contingent payment we received from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Debio 0932. In the first quarter of 2010, we also received settlement proceeds of $4,000,000 from Micromet pursuant to a settlement, mutual release and termination agreement that we entered into with Micromet in February 2010.

Future contingent payments under our Genentech and Debiopharm agreements are tied to clinical and regulatory objective milestones. Based on the positive outcome of the pivotal phase II study in advanced basal cell carcinoma patients, Roche has indicated that it anticipates filing an NDA with the FDA in 2011 to seek approval to commercialize vismodegib in the U.S. The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with the EMA. Assuming that submissions are filed by Roche and accepted by the applicable regulatory agencies, we will be eligible to receive milestone payments for the U.S. and European territories. We are eligible for additional milestone payments provided that the regulatory agencies approve the respective regulatory submission as well as royalties on any future sales of vismodegib.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/
Research and Development Program	2011	2010	(Decrease)
Hedgehog pathway inhibitor	$49,000	$49,000	—%
CUDC-101 (HDAC, EGFR, Her2 inhibitor)	1,094,000	345,000	217%
CUDC-907 (HDAC, PI3K inhibitor)	695,000	—	100%
Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	7,000	22,000	(68%)
Other network-targeted cancer programs	1,079,000	1,836,000	(41%)
Gain on sale of assets	(31,000)	(61,000)	(49%)
Stock-based compensation	165,000	277,000	(40%)

Total research and development expenses	$3,058,000	$2,468,000	24%

Our research and development expenses increased by $590,000, or 24%, to $3,058,000 for the three months ended March 31, 2011 as compared to $2,468,000 for the same period in the prior year related to offsetting variances within our programs. The increase in research and development expenses is the result of a $749,000 increase in spending related to our CUDC-101 program, primarily related to outside services and clinical costs associated with our phase I expansion trial that is ongoing. In addition, CUDC-907 was selected as a development candidate in January 2011 and we incurred costs of $695,000 related to this program as a result of shifting resources from our other targeted cancer programs. As a result, spending on our other network-targeted cancer programs decreased $757,000 when compared to the prior year period. We expect that research and development expenses for the year ended December 31, 2011 will be $13,000,000 to $16,000,000, including $500,000 of stock-based compensation expense, and that a majority of these expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-101, CUDC-907 and our other targeted cancer programs.

Stock-based compensation also decreased $112,000 from the prior year period primarily related to the vesting of certain performance-based stock options during the three months ended March 31, 2010 that did not occur during the current period.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Personnel	$572,000	$828,000	(31%)
Occupancy and depreciation	130,000	83,000	57%
Legal services	578,000	2,117,000	(73%)
Professional and consulting services	334,000	309,000	8%
Insurance costs	62,000	63,000	(2%)
Other general and administrative expenses	218,000	233,000	(6%)
Stock-based compensation	513,000	793,000	(35%)

Total general and administrative expenses	$2,407,000	$4,426,000	(46%)

General and administrative expenses decreased by $2,019,000, or 46%, to $2,407,000 for the three months ended March 31, 2011 as compared to $4,426,000 for the prior year period. This decrease was primarily due to decreased spending for legal services and personnel costs. During the three months ended March 31, 2010, we incurred approximately $1,525,000 in expenses related to an arbitration proceeding that we filed against our former collaborator that we did not incur in the current period. In addition, personnel costs decreased $256,000 primarily due to the payment of discretionary bonuses to our executive officers upon receipt of the $8,000,000 payment from Debiopharm in March 2010. Stock-based compensation also decreased $280,000 from the prior year period primarily related to vesting of certain performance-based stock options in the first quarter of 2010 that did not occur during the current period. Offsetting these decreases, our occupancy costs increased $47,000 for the three months ended March 31, 2011.

We have not recorded any expense during the first quarter of 2011 for bonuses that our executive officers are eligible to receive based on performance objectives included in a 2011 short-term incentive program that was approved by our compensation committee in January 2011. The objectives included in this plan are primarily related to capital-raising objectives and we have determined that it is not probable that such objectives would be met as of March 31, 2011. Potential bonuses under this plan total $475,000, of which $325,000 would be recorded in general and administrative expense and $150,000 would be recorded in research and development.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term. The fair value of the warrants at the January 27, 2010 issuance and at December 31, 2010 was estimated at $2,180,000 and $1,605,000, respectively, using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective features of the warrants that includes a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits an NDA for vismodegib. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. We estimated that the fair value of the warrants at March 31, 2011 was $3,106,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 79% and 91%, risk free interest rates ranging from 1.2% to 1.7%, expected lives of three to four years and no dividends. We recorded a charge of $1,501,000 for the quarter ended March 31, 2011 as a result of the increase in the fair value of the warrant liability from December 31, 2010, primarily related to the increase in our stock price during this period.

We recognized expense of $907,000 for the quarter ended March 31, 2010 as a result of the increase of our stock price from the January 27, 2010 issuance date of the warrants through the first quarter of 2010.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

At March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $36,467,000, excluding our restricted investment of $278,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our targeted cancer drug candidates, including CUDC-907, reach clinical trials.

Net cash used in operating activities was $4,628,000 for the three-month period ended March 31, 2011 as compared to cash provided of $6,862,000 for the three-month period ended March 31, 2010. Net cash used in operating activities during the three-month period ended March 31, 2011 was primarily the result of our net loss for the period of $6,800,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2011, including a decrease of $148,000 in our accounts payable and accrued liabilities. This decrease was offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, depreciation and a gain on the sale of assets totaling $2,272,000.

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

Investing activities provided cash of $7,319,000 for the three-month period ended March 31, 2011 and used cash of $19,517,000 for the three-month period ended March 31, 2010, resulting primarily from net investment activity for the respective periods. During the three-month period ended March 31, 2011, the restriction on our short-term investment for $219,000 ended resulting in an increase in our available cash for the period.

Financing activities provided cash of $602,000 for the three-month period ended March 31, 2011 from the exercise of stock options. We received an additional $512,000 from the exercise of stock options in early April 2011. Financing activities provided cash of approximately $16,853,000 for the three-month period ended March 31, 2010, resulting principally from the issuance of 6,449,288 shares of common stock and warrants pursuant to our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, outstanding warrants for an aggregate of 1,742,671 shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $133,000 was provided by the exercise of stock options.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $729,029,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to obtain favorable results in the ongoing and planned clinical trials of vismodegib, including the ongoing clinical trials in BCC, and to successfully develop and commercialize vismodegib. We have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2011, should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2011.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information provided under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December  31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include material changes to, and restate and supersede, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

The successful development of our most advanced product candidate, vismodegib, is important to our success as a company. Vismodegib is still in the clinical development and regulatory approval process. If Genentech does not successfully continue or complete the clinical development and regulatory approval process for vismodegib, our ability to earn milestone payments or royalty revenue, our likelihood of success as a company and our ability to finance our operations will be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials and regulatory submissions of our lead product candidate, vismodegib (GDC-0449, RG3616) and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care, if any. Genentech, a member of the Roche Group, recently reported a positive outcome in a pivotal phase II clinical trial of vismodegib in advanced BCC. Based on the results of this study, Roche has indicated that it anticipates filing an NDA with the United States Food and Drug Agency in 2011 to seek approval to commercialize vismodegib in the United States. The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with European Medicines Agency, or EMA. Roche is also testing vismodegib in a phase II clinical trial in operable BCC. In addition to the BCC clinical trials being conducted directly by Genentech and Roche, vismodegib is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI, including in treating BCC in patients with basal cell nevus syndrome (Gorlin syndrome), medulloblastoma, sarcoma and glioblastoma multiforme, as well as in pancreatic, small cell lung, gastroesophageal junction, gastric, breast, and prostate cancers, among others.

Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to successfully file regulatory submissions and obtain approval to sell vismodegib in the US and Europe for advanced BCC, to obtain favorable results in the ongoing and planned clinical trials of vismodegib, including the ongoing clinical trial in operable BCC, and to successfully develop and commercialize vismodegib. Vismodegib could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory standards for approval;

•

does not offer sufficient, clinically meaningful therapeutic or other improvements over existing or future drugs used to treat the cancer indications for which it is being tested, as occurred in Genentech’s phase II clinical trials of vismodegib in colorectal cancer and ovarian cancer that were completed in 2010;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors.

If Genentech is not successful in developing and commercializing vismodegib or is significantly delayed in doing so, our financial condition and future prospects may be adversely affected, we may experience difficulties in raising the substantial additional capital required to fund our business and our stock price may decline.

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

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. Vismodegib, an orally-administered small molecule Hedgehog pathway inhibitor, is the lead compound under this collaboration. Genentech is recently reported a positive outcome in a pivotal phase II study of vismodegib in advanced BCC patients and is currently testing vismodegib in a phase II trial in operable BCC. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is testing our licensed heat shock protein 90, or Hsp90, product candidate, Debio 0932, in a phase I clinical trial in advanced solid tumors. Our collaboration with Genentech and our license agreement with Debiopharm are our only current material collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, vismodegib, is currently being tested by our collaborator, Genentech, in a phase II clinical trial in operable BCC; and Debiopharm is currently treating patients in a phase I clinical trial of Debio 0932. In addition, we have initiated a phase I expansion trial in CUDC-101 in specific tumor types and we plan to initiate a phase I trial in head and neck cancer of CUDC-101 by the end of the first half of 2011.

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Preclinical testing and clinical trials of our drug candidates may not be successful. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•

preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, as occurred in our collaborator Genentech’s recently-completed phase II clinical trials of vismodegib in colorectal cancer and ovarian cancer;

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

For a further discussion of risks relating to the successful clinical development of vismodegib, see: “The successful development of our most advanced product candidate, vismodegib (GDC-0449), is important to our success as a company. Vismodegib is still in the clinical development and regulatory approval process. If Genentech does not successfully continue or complete the clinical development and regulatory approval process for vismodegib, our ability to earn milestone payments or royalty revenue, our likelihood of success as a company and our ability to finance our operations will be substantially harmed.”

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

We and our collaborators are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA or a foreign equivalent does not ensure approval by regulatory authorities in other countries, and vice versa. Based on a positive outcome in its pivotal phase II study of vismodegib in advanced BCC study, our collaborator Genentech has indicated that it anticipates filing a NDA with the FDA in 2011 to seek approval to commercialize vismodegib in the United States. The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with the EMA. There is no assurance the vismodegib will be approved for sale in any territory.

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

As of March 31, 2011, we had an accumulated deficit of approximately $729,029,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2011 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Our general business strategy may be adversely affected by unfavorable economic conditions, a volatile business environment and continued unpredictable and unstable market conditions. If equity and credit markets are unfavorable, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2011, we had $36,467,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech has also made public statements regarding its expectations for the clinical development and potential filing of regulatory submissions for approval of vismodegib, and may in the future make additional statements about their goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Although we currently have product liability insurance for our clinical trials of CUDC-101, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. If any of our drug candidates advance in clinical trials and/or are approved for marketing, we may seek additional insurance coverage. Product liability insurance is expensive and may be difficult to procure. As such, it is possible that we will not be able to obtain product liability insurance on acceptable terms, if at all, or that our product liability insurance coverage will prove to be inadequate to protect us from all potential claims, which may harm our business.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $4.35 and a low price of $0.68 per share for the period January 1, 2008 through April 25, 2011. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

•

adverse results or delays in clinical trials being conducted by us or any collaborators, as was seen with our recent announcement of Genentech’s unfavorable results in its phase II clinical trials for vismodegib (GDC-0449) in colorectal cancer and ovarian cancer;

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

Our common stock is relatively illiquid. As of March 31, 2011, we had approximately 76.3 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on March 31, 2011 was approximately 663,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

As of March 31, 2011, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 31% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: April 28, 2011	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350