Form 10-Q
period 2011-09-30
CURIS INC
filed 2011-10-31
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 27, 2011, there were 76,580,368 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,884,253	$7,826,549
Marketable securities	16,474,181	32,553,269
Short-term investment – restricted	—	219,458
Accounts receivable	137,313	92,371
Prepaid expenses and other current assets	675,996	392,249

Total current assets	29,171,743	41,083,896

Property and equipment, net	475,469	302,721
Long-term investment – restricted	235,914	277,546
Goodwill	8,982,000	8,982,000
Other assets	2,980	2,980

Total assets	$38,868,106	$50,649,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,331,767	$2,620,968
Accrued liabilities	1,148,468	854,605

Total current liabilities	3,480,235	3,475,573
Warrants	2,839,408	1,604,742
Other long-term liabilities	141,654	51,171

Total liabilities	6,461,297	5,131,486

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 77,623,388 shares issued and 76,575,681 shares outstanding at September 30, 2011; and 76,803,868 shares issued and 75,756,161 shares outstanding at December 31, 2010	776,234	768,039
Additional paid-in capital	770,648,639	767,825,232
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Deferred compensation	—	(955)
Accumulated deficit	(738,149,517)	(722,228,747)
Accumulated other comprehensive income	22,727	45,362

Total stockholders’ equity	32,406,809	45,517,657

Total liabilities and stockholders’ equity	$38,868,106	$50,649,143

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
License fees	$—	$3,180,000	$300,000	$15,655,833
Research and development	147,122	62,310	373,527	243,445

Total revenues	147,122	3,242,310	673,527	15,899,278

COSTS AND EXPENSES:
Research and development	3,042,251	3,008,594	9,244,800	7,721,140
General and administrative	1,921,206	1,998,701	6,196,337	8,205,523

Total costs and expenses	4,963,457	5,007,295	15,441,137	15,926,663

Loss from operations	(4,816,335)	(1,764,985)	(14,767,610)	(27,385)

OTHER INCOME:
Interest income	22,596	42,686	81,506	100,729
Change in fair value of warrant liability	587,184	207,500	(1,234,666)	1,098,135

Total other income/(expense)	609,780	250,186	(1,153,160)	1,198,864

Net (loss)/income	$(4,206,555)	$(1,514,799)	$(15,920,770)	$1,171,479

Basic net (loss)/income per common share	$(0.05)	$(0.02)	$(0.21)	$0.02
Diluted net (loss)/income per common share	$(0.05)	$(0.02)	$(0.21)	$0.02

Basic weighted average common shares	76,543,074	75,623,465	76,251,709	74,720,168
Diluted weighted average common shares	76,543,074	75,623,465	76,251,709	77,400,608

Net (loss)/income	$(4,206,555)	$(1,514,799)	$(15,920,770)	$1,171,479
Unrealized (loss)/gain on marketable securities	(10,977)	10,172	(22,635)	32,958

Comprehensive (loss)/income	$(4,217,532)	$(1,504,627)	$(15,943,405)	$1,204,437

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(15,920,770)	$1,171,479
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	76,753	521,821
Stock-based compensation expense	1,351,500	1,664,063
Change in fair value of warrant liability	1,234,666	(1,098,135)
Non-cash interest income	299,653	(19,843)
Gain on sale of assets	(59,651)	—
Changes in current assets and liabilities:
Accounts receivable	(44,942)	320,762
Prepaid expenses and other assets	(283,747)	81,642
Accounts payable and accrued liabilities	95,145	(76,435)
Deferred revenue	—	(475,833)

Total adjustments	2,669,377	918,042

Net cash (used in)/provided by operating activities	(13,251,393)	2,089,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(32,236,817)	(53,897,181)
Sale of marketable securities	47,993,617	39,625,916
Decrease/(increase) in restricted cash	261,090	(281,002)
Proceeds from sale of assets	59,651	—
Purchases of property and equipment	(249,501)	(95,743)

Net cash provided by/(used in) investing activities	15,828,040	(14,648,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered direct offering of common stock and warrants, net of issuance costs of $1,310,000	—	14,942,317
Proceeds from issuance of common stock and exercise of warrants, net of issuance costs of $123,000	1,481,057	1,954,724

Net cash provided by financing activities	1,481,057	16,897,041

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,057,704	4,338,552

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,826,549	7,275,433

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,884,253	$11,613,985

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at September 30, 2011 should enable the Company to maintain its current and planned operations into the fourth quarter of 2012, excluding any potential near-term milestones from its collaborations (see Note 5). The Company’s ability to continue funding its planned operations into and beyond the fourth quarter of 2012 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings, which includes the Company’s at-the-market sales agreement discussed in Note 8, new collaborations or other sources of financing. The Company may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. As a result, the Company cannot assure that it will attain any further revenue under any collaborations or licensing arrangements. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2011, the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010. The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, and the value of certain investments and liabilities, including the value of its warrant liability. Actual results may differ from such estimates.

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

In August 2009, the Company granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell its heat shock protein 90, or Hsp90, inhibitor technology to Debiopharm S.A. The Company amortized this payment over its estimated performance period for this agreement. The performance period concluded during the first quarter of 2010, resulting in the recognition by the Company of $333,000 in license fee revenue during the nine-month period ended September 30, 2010. In addition, under the terms of this agreement, in March 2010, the Company received a payment of $8,000,000 from Debiopharm upon acceptance by French regulatory authorities of Debiopharm’s clinical trial application for Hsp90 inhibitor Debio 0932, and $3,000,000 in July 2010 upon Debiopharm’s treatment of the fifth patient in its ongoing phase I clinical trial. The Company recorded $3,000,000 and $11,333,000, respectively, as revenue within “License Fees” in the Revenues section of its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, respectively, because the Company has no ongoing material performance obligations under the agreement.

5.	Genentech, Inc. June 2003 Collaboration

In September 2011, the Company’s collaborator Genentech, a member of the Roche Group, submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking sales and marketing approval for vismodegib (GDC-0449, RG3616) to treat people with advanced basal cell carcinoma (“BCC”), for whom surgery is considered inappropriate. Vismodegib is a first-in-class, investigational, oral medicine designed to selectively inhibit signaling in the Hedgehog pathway and is being developed by Genentech under a collaboration agreement with the Company. The Company currently expects that the FDA will respond to Genentech’s submission in early November 2011. Provided that the FDA accepts and files for review this NDA submission, the Company will earn an $8,000,000 milestone payment from Genentech. The Company intends to recognize this payment as license revenue during the fourth quarter of 2011 because the Company does not have any further substantive performance obligations under the collaboration. If vismodegib receives FDA approval, the Company will also be entitled to receive an additional milestone payment as well as royalties on any future sales.

6.	Micromet Settlement

On February 4, 2010, the Company entered into a settlement, mutual release and termination agreement with Micromet, Inc. to resolve a claim filed by the Company relating to a June 2001 agreement associated with the Company’s single chain peptide technology between the Company and Micromet’s wholly owned subsidiary Micromet AG. Under the June 2001 agreement, Micromet AG acquired from the Company certain intellectual property assets relating to single chain antibodies, including patents and license agreements. Pursuant to the settlement agreement, Micromet has made a final payment of $4,000,000 to the Company in order to settle the dispute and discharge and terminate all future payment obligations that would have arisen under the June 2001 agreement. The Company has recorded the $4,000,000 payment within the “License fee” revenue line item in the Consolidated Statement of Operations for the nine months ended September 30, 2010. During the first quarter of 2010, the Company incurred approximately $1,526,000 in related legal fees and expenses through the settlement date. These costs are included within the “General and administrative” expense line item of the Consolidated Statement of Operations for the nine months ended September 30, 2010.

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

Financial Accounting Standards Board (“FASB”) Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents, investments in marketable securities, and restricted investments. The Company held cash equivalents and marketable securities of $10,844,000 and $16,474,000, respectively, as of September 30, 2011, and $6,193,000 and $32,553,000, respectively, as of December 31, 2010. The Company’s marketable securities are investments with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and consist of commercial paper and government obligations. These amounts are invested directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings and U.S. Treasury securities.

The Company also had a long-term restricted investment of $236,000 as of September 30, 2011 and $278,000 as of December 31, 2010 that was solely comprised of a certificate of deposit pursuant to the requirements of the Company’s property lease. The restriction on the long-term investment was reduced by $42,000 during the third quarter of 2011 in accordance with the terms of the Company’s lease. The restriction on a prior short-term restricted investment of $219,000 at December 31, 2010 was discharged on January 31, 2011.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at September 30, 2011.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued using a probability-weighted Black-Scholes model, discussed further in Note 7, and is therefore classified as Level 3.

The Company had no transfers between the three levels during the three- and nine-month periods ending September 30, 2011 and 2010. In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2011 and December 31, 2010, of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets are measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value

As of September 30, 2011:
Cash equivalents
Money market funds	$8,154,000	$—	$—	$8,154,000
Municipal bonds	2,690,000	—	—	2,690,000
Marketable securities
US government obligations	2,657,000	—	—	2,657,000
Corporate commercial paper, bonds and notes	13,817,000	—	—	13,817,000
Restricted investment (certificate of deposit)	236,000	—	—	236,000

Total assets at fair value	$27,554,000	$—	$—	$27,554,000

As of December 31, 2010:
Cash equivalents
Money market funds	$3,863,000	$—	$—	$3,863,000
Municipal bonds	2,330,000	—	—	2,330,000
Marketable securities
US government obligations	3,600,000	—	—	3,600,000
Corporate commercial paper, bonds and notes	28,953,000	—	—	28,953,000
Restricted investments (certificates of deposit)	497,000	—	—	497,000

Total assets at fair value	$39,243,000	$—	$—	$39,243,000

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2010 and 2011:

Balance at December 31, 2009	$—

Issuance of warrants	2,180,000
Change in fair value for the nine months ended September 30, 2010	(1,098,000)

Balance at September 30, 2010	$1,082,000

Balance at December 31, 2010	$1,605,000
Change in fair value for the nine months ended September 30, 2011	1,234,000

Balance at September 30, 2011	$2,839,000

8.	Common Stock and Warrant Liability

2011 At Market Issuance Sales Agreement

On June 13, 2011, the Company entered into an At Market Issuance Sales Agreement, or ATM agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company may issue and sell from time to time through MLV shares of its common stock, $0.01 par value per share, with an aggregate offering price of up to $20,000,000. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, MLV may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker. With the Company’s prior written approval, MLV may also sell the common stock by any other method permitted by law, including in privately negotiated transactions. The Company or MLV may suspend or terminate the offering of common stock upon notice and subject to other conditions. MLV will act as sales agent on a commercially reasonable best efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ. The Company will pay MLV a commission equal to 3.0% of the gross sales price per share sold. The Company has agreed to provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act. Since the inception of the ATM agreement, the Company has sold 65,527 shares of common stock under the ATM agreement resulting in gross proceeds of $262,000. Total offering expenses, including MLV’s commission, incurred related to the ATM agreement through September 30, 2011 were approximately $123,000, which offset the gross proceeds.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants include certain protective features for the benefit of the warrantholder, including an anti-dilution adjustment clause and a possible cash-settlement option in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits a new drug application (NDA) for vismodegib. Due to these terms, the warrants were deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. The Company estimated that the fair value of the warrants at issuance was $2,180,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 69.8% and 80%, risk free interest rates ranging from 1.42% to 2.38%, expected lives of three to five years, and no dividends.

The Company estimated that the fair value of the warrants at September 30, 2011 was $2,839,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatility of 80%, risk free interest rates ranging from 0.4% to 0.5%, expected lives of three years, and no dividends. The Company estimated that the fair value of the warrants at September 30, 2010 was $1,082,000 using the following assumptions assigned to the varying outcomes: expected volatilities of 77.7% and 95.2%, risk free interest rates ranging from 0.6% to 1.1%, expected lives of three to four years and no dividends. The warrants will be revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in the Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income.

The Company recorded other income of $587,000 and other expense of $1,234,000 for the three and nine months ended September 30, 2011, respectively, and other income of $208,000 and $1,098,000 for the three and nine months ended September 30, 2010, respectively, as a result of the change in the fair value of the warrant liability. These changes are primarily due to changes in the Company’s stock price during the respective reporting periods.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued compensation	$678,000	$539,000
Professional fees	160,000	143,000
Facility-related costs	146,000	34,000
Other	164,000	139,000

Total	$1,148,000	$855,000

10.	Accounting for Stock-Based Compensation

As of September 30, 2011, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the board of directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as previously filed with the Securities and Exchange Commission on March 8, 2011.

During the nine months ended September 30, 2011 and consistent with past practices, the Company’s board of directors granted options to purchase 867,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the nine months ended September 30, 2011, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the 2010 Stock Incentive Plan. Of this amount, options to purchase 235,000 shares of common stock were fully vested on the January 7, 2011 grant date and options to purchase 25,000 shares of common stock will vest over a four-year period. All of these options bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the nine months ended September 30, 2011 and 2010 using the Black-Scholes valuation model based on the assumptions noted in the following table:

	For the nine months ended September 30,
	2011	2010
Expected term (years) - Employees	6	6
Expected term (years) - Directors	6	6
Risk-free interest rate	1.2-2.5%	2.6-2.8%
Volatility	73-75%	69%
Dividends	None	None

The expected volatility is based on the annualized daily historical volatility of the Company’s stock price through the grant date for a time period consistent with the expected term of an award. The Company believes that the historical volatility of the Company’s stock price best represents the volatility of the stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future.

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

The aggregate intrinsic value of employee options outstanding at September 30, 2011 was $14,298,000, of which $11,805,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2011 and 2010 were $1.45 and $1.46, respectively. As of September 30, 2011, there was approximately $2,254,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.23 years. The intrinsic values of employee stock options exercised during the nine months ended September 30, 2011 and 2010 were $835,000 and $124,000, respectively. The total fair values of vested stock options for the nine months ended September 30, 2011 and 2010 were $1,218,000 and $2,030,000, respectively.

The Company recorded $299,000 and $1,311,000 in compensation expense for the three and nine months ended September 30, 2011, respectively, and the Company recorded $317,000 and $1,680,000 in compensation expense for the three and nine months ended September 30, 2010, respectively, related to employee and director stock option grants. Certain stock options to purchase a total of 816,500 shares of the Company’s common stock were issued to employees of the Company in 2008 and 2007 in which vesting was tied to a performance condition, which was achieved in March 2010. This resulted in the immediate vesting of these options and the Company recorded approximately $477,000 in additional stock compensation expense during the nine months ended September 30, 2010.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services. During the nine months ended September 30, 2011, the Company issued options to purchase a total of 125,000 shares of common stock to the chairman of the Company’s Clinical and Scientific Advisory Board. These options were issued pursuant to the 2010 Stock Incentive Plan at an exercise price equal to the fair market value of the common stock on the dates of grant and will vest over a four-year period from the respective date of grant. Should the Company terminate the consulting agreement, any unvested options will be cancelled. All unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $13,000 and $41,000 related to non-employee stock options for the three and nine months ended September 30, 2011, respectively. The Company recorded no expense related to non-employee stock options for the three months ended September 30, 2010 and reversed expense of $16,000 for the nine months ended September 30, 2010, as a result of a decline in the Company’s stock price during the period.

Total Stock-Based Compensation Expense

For the three and nine months ended September 30, 2011 and 2010, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Research and development expenses	$135,000	$145,000	$479,000	$529,000
General and administrative expenses	177,000	172,000	873,000	1,135,000

Total stock-based compensation expense	$312,000	$317,000	$1,352,000	$1,664,000

The table below summarizes options outstanding and exercisable under the 2010 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Director Stock Option Plan at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.39	3,617,996	6.03	$1.19	3,219,430	$1.21
1.43 - 1.57	2,492,805	4.54	1.50	2,372,178	1.50
1.67 - 2.27	2,495,125	8.20	2.17	961,561	2.12
2.43 - 4.56	2,618,188	2.87	3.42	2,431,875	3.43
4.75 - 5.60	261,000	2.18	5.04	261,000	5.04

	11,485,114	5.37	$2.07	9,246,044	$2.07

11.	Income (Loss) Per Common Share

The Company applies ASC Topic 260 - Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic income (loss) per common share is computed using the weighted-average number of shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted-average number of shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and outstanding warrants.

Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2011, as well as for the three months ended September 30, 2010, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for this period. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting periods as follows:

	For the three and nine months ended September 30, 2011	For the three months ended September 30, 2010
Stock options outstanding	11,485,114	11,879,750
Warrants outstanding	1,610,818	1,612,322

Total antidilutive securities	13,095,932	13,492,072

The following summarizes the effect of dilutive securities on diluted income per common share for the nine months ended September 30, 2010:

For the nine months ended September 30, 2010
Weighted average shares for basic EPS	74,720,168

Dilutive securities:
Warrants	156,633
Stock options	2,523,807

Subtotal of dilutive securities	2,680,440

Weighted average shares for diluted EPS	77,400,608

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

12.	Recent Accounting Pronouncements

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes. Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance was effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance on January 1, 2011 did not materially change the Company’s previous method of recognizing milestone payments and the adoption did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the new ASU to have a material effect on its financial position, results of operations or cash flows.

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

Vismodegib is designed to selectively inhibit signaling in the Hedgehog pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway that reactivate Hedgehog signaling are seen in certain cancers, including basal cell carcinoma (BCC). Abnormal signaling in the Hedgehog pathway is implicated in over 90% of BCC cases.

In September 2011, Genentech submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) seeking sales and marketing approval for vismodegib to treat people with advanced BCC, which includes BCC patients for whom surgery is considered inappropriate. We currently expect that the FDA will respond to Genentech’s submission in early November 2011. Provided that the FDA accepts and files for review this NDA submission, we will earn an $8,000,000 milestone payment from Genentech. We intend to recognize this $8,000,000 payment as license revenue during the fourth quarter of 2011 because we do not have any further substantive performance obligations under the collaboration. If vismodegib receives FDA approval, we will also be entitled to receive an additional milestone payment as well as royalties on any future sales.

Genentech’s NDA application was based on positive clinical data from ERIVANCE BCC/SHH4476g, a pivotal phase II study of vismodegib in patients with advanced BCC. The study met its primary endpoint showing that vismodegib substantially shrank tumors or healed visible lesions, with observed response rates of 43% of patients in the locally advanced BCC cohort and 30% of patients in the metastatic BCC cohort as assessed by an independent review facility. The most common adverse events observed in the study (observed in greater than 20% of patients) included muscle spasms, hair loss, altered taste sensation, weight loss, fatigue, nausea, decreased appetite, and diarrhea. ERIVANCE BCC/SHH4476g is an international, single-arm, multi-center, two-cohort, open-label phase II study that enrolled 104 patients with advanced BCC, including metastatic (33) and/or locally advanced BCC (71), defined as patients whose lesions are inappropriate for surgery (inoperable, or for whom surgery would result in substantial deformity) and for which radiotherapy was unsuccessful or contraindicated. Metastatic BCC was defined as BCC that had spread to other parts of the body, including the lymph nodes, lung, bones and/or internal organs. The study was conducted at 31 sites in the United States, Australia and Europe. Study participants received 150mg vismodegib orally, once daily until disease progression or intolerable toxicity. Tumor responses for metastatic BCC were measured by RECIST criteria and for locally advanced BCC by a novel composite endpoint which included reduction of size of lesions of at least 30% in longest dimension and/or complete resolution of locally advanced BCC ulceration.

The primary endpoint of the study was objective response rate as assessed by an independent review facility, with secondary endpoints including investigator-assessed objective response rate, progression-free survival, overall survival, and duration of response in all evaluable patients, including locally advanced BCC or metastatic BCC patients. In addition, absence of residual BCC in patients was assessed by sampling biopsies in patients with locally advanced BCC. Genentech had previously reported Phase I clinical trial results in the New England Journal of Medicine in which an investigator-assessed response rate of 55% was observed in 33 patients with advanced BCC treated with vismodegib, including those with locally advanced BCC or metastatic BCC. In the pivotal Phase II trial, study investigators assessed the overall response rate to be 55%, with 60% in the locally advanced BCC cohort, and 46% in metastatic BCC cohort. The overall response rate in the pivotal Phase II trial as assessed by an independent review facility showed vismodegib substantially shrank tumors or healed visible lesions, with observed response rates of 43% of patients in the locally advanced BCC cohort and 30% of patients in the metastatic BCC cohort. The median duration of progression-free survival by independent review for both metastatic and locally advanced BCC patients was 9.5 months. The median duration of response by independent review was 7.6 months for both metastatic and locally advanced BCC patients. The median duration of response as assessed by study investigators was 12.9 and 7.6 months for metastatic BCC and locally advanced BCC patients, respectively. There was no residual BCC in sampling biopsies of 54% of locally advanced BCC patients. As of the November 26, 2010, data cutoff date, there were 19 (57.6%) metastatic BCC and 32 (45.1%) locally advanced BCC patients remaining on treatment. The median duration on treatment as of this date was 10 and 9.7 months for metastatic BCC and locally advanced BCC patients, respectively.

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

The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with the European Medicines Agency, or EMA. Assuming that submissions are filed by Roche and accepted by the applicable regulatory agencies, we will be eligible for milestone payments upon EMA acceptance of such submission and EMA approval to commercialize vismodegib in Europe as well as royalties on any future sales of vismodegib.

Genentech is also conducting a separate phase II clinical trial of vismodegib in patients with operable nodular basal cell carcinoma, which is a less severe form of the disease and accounts for a significant percentage of the approximately two million BCCs diagnosed annually in the United States. This study was initiated by Genentech in October 2010 to test vismodegib as a single-agent therapy in approximately 50 patients with operable nodular BCC in a US-based, open label, two-cohort clinical trial. All patients will receive a 150 mg daily oral dose of vismodegib for 12 weeks. The primary outcome measure for the first cohort is the rate of complete histological clearance of target nodular BCC lesions at the time of tumor excision (which may occur up to 12 weeks following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment). We expect that data will be available from this trial later this year or early in 2012. We also anticipate that Genentech will provide us with its plans for future development in operable BCC within this timeframe and we look forward to providing further updates on this in the future.

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

Network-Targeted Cancer Programs

Our internal drug development efforts are focused on our network-targeted cancer programs, in which we are seeking to design single novel small molecule drug candidates that inhibit multiple signaling pathways that are believed to play roles in cancer cell proliferation. We refer to this approach as cancer network disruption. We believe that our approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development since our drug candidates are being designed to disrupt multiple targets in the cancer network environment as compared to most other cancer drugs which are designed to disrupt only one target.

CUDC-101. Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously target histone deacetylase, or HDAC, epidermal growth factor receptor, or EGFR, and human epidermal growth factor receptor 2, or Her2, all of which are validated cancer targets. A significant amount of our capital resources are focused on the ongoing clinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of CUDC-101 in 25 patients with advanced, refractory solid tumors and we have completed enrollment in a phase I expansion trial to test CUDC-101 in 46 patients with specific tumor types, including breast, gastric, head and neck, liver and non-small cell lung cancers. The phase I expansion trial is designed as an open-label study in which patients are treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study are to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug is administered via one-hour intravenous infusion either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

The safety profile observed to-date for both dosing schedules appears to be consistent with that observed in the phase I dose escalation study. In addition, we have observed stable disease in several patients in this study. Most notably, we have observed stable disease in four patients with advanced liver cancer. Two patients have been treated with CUDC-101 for over six months, one of which remained on study for nearly one year of treatment, while two additional patients achieved stable disease for approximately four months prior to disease progression.

During the second quarter of 2011, we initiated a phase I clinical trial of CUDC-101 in advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative, and in August 2011 we treated the first patient in this study. The primary objective of this study is to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of the phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy and durability of cisplatin and radiation therapy in this patient population.

We are also working on an oral formulation of CUDC-101, which we believe has the potential to make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer where patients are generally on therapy for several months and there are competing commercially available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to begin a phase I study of an oral formulation of CUDC-101 during the first half of 2012.

CUDC-907. In January 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit HDAC and phosphatidylinositol-3-kinase, or PI3K. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction against cancer cells. We believe that this synergistic mechanism of cancer signaling network disruption, which demonstrated efficacy and a favorable safety profile in a number of preclinical xenograft models, could translate into clinical advantages over single agents. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an investigational new drug application, or IND, with the FDA to test an oral formulation of CUDC-907 during the first half of 2012.

In addition to our development-stage programs, we continue to progress additional proprietary preclinical research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Hsp90 Program

Debio 0932. Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm, a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. In April 2010, Debiopharm treated the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients suffering from advanced solid tumors. Debiopharm is finalizing this phase I dose escalation study and has indicated that it intends to initiate a phase Ib expansion study in particular tumor types in early 2012.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable and have an accumulated deficit of $738,150,000 as of September 30, 2011. We expect to incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We believe that near term key drivers to our success will include:

•	Genentech’s receipt of FDA approval to commercialize vismodegib in advanced BCC as well as its ability to successfully launch and commercialize vismodegib in the US market;

•	Roche’s ability to make regulatory submissions to the EMA seeking the approval to commercialize vismodegib in advanced BCC in Europe and to have such filing approved by the EMA;

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development;

•	our ability to successfully plan, finance and complete clinical trials for CUDC-101 and advance CUDC-101 into later stages of clinical development in indications other than head and neck cancers;

•	our ability to successfully advance early-stage development candidates, such as CUDC-907;

•	our ability to successfully enter into one or more material licenses or collaboration agreements for our proprietary drug candidates; and

•	our ability to advance the research of other small molecule cancer drug candidates that we are developing under our proprietary pipeline of network-targeted cancer programs.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. We currently expect to incur only nominal research and development costs under our collaborations with Genentech related to the maintenance of licenses. In addition, as a result of our licensing agreements with various universities, we are obligated to make payments to these university licensors when we receive certain payments from Genentech. As of September 30, 2011, we have paid an aggregate of approximately $940,000 related to ongoing agreements, of which $900,000 relates to payments that we received from Genentech. Assuming we receive the $8,000,000 milestone from Genentech upon FDA acceptance of the vismodegib NDA, we will be obligated to pay $400,000 to these licensors. We also expect to incur general and administrative costs associated with our share of intellectual property costs under our June 2003 collaboration with Genentech. We do not expect to incur any material costs related to our Hsp90 technologies under development by Debiopharm under our August 2009 license agreement with Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of September 30, 2011 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our ability to continue funding our planned operations into and beyond the fourth quarter of 2012 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenues. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees.

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

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- Vismodegib (GDC-0449; RG3616)	Advanced BCC	Genentech	NDA submitted

- Vismodegib (GDC-0449; RG3616)	Operable Nodular BCC	Genentech	Phase II

Network-targeted Cancer Programs
- CUDC-101 intravenous formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Phase I expansion
- CUDC-101 intravenous formulation (HDAC, EGFR, Her2 inhibitor)	Advanced head and neck cancer	Internal development	Phase I
- CUDC-101 oral formulation (HDAC, EGFR, Her2 inhibitor)	Cancer	Internal development	Development candidate
- CUDC-907 (HDAC, PI3K inhibitor)	Cancer	Internal development	Development candidate
- Other network-targeted cancer programs	Cancer	Internal development	Preclinical
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase I

In the chart above, “NDA submitted” means that Genentech filed an NDA with the FDA in September 2011 and, pending planned discussions with the EMA, will submit a regulatory filing seeking approval of vismodegib in advanced BCC in Europe. “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase I expansion” means that we are currently treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Phase I” means that we (CUDC-101) and Debiopharm (Debio 0932) are currently treating human patients in separate phase I clinical trials, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that from our testing in several preclinical models of human disease of various compounds from a particular compound class, we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other data required to submit an IND application with the FDA seeking to commence a phase I clinical trial. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the SEC. There have been no material changes at September 30, 2011.

Recently Issued Accounting Standards

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes. Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance was effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance on January 1, 2011 did not materially change our previous method of recognizing milestone payments and the adoption did not have a material impact on our financial statements.

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

In September 2011, the FASB issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the new ASU to have a material effect on our financial position, results of operations or cash flows.

Results of Operations

Three-Month Periods Ended September 30, 2011 and September 30, 2010

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2011	2010
	(unaudited)	(unaudited)
REVENUES:
Research and development
Genentech	$135,000	$55,000	145%
Other	12,000	7,000	71%

Subtotal	147,000	62,000	137%

License fees
Debiopharm	—	3,000,000	(100%)
Other	—	180,000	(100%)

Subtotal	—	3,180,000	(100%)

Total revenues	$147,000	$3,242,000	(95%)

Total revenues decreased by $3,095,000, or 95%, for the three months ended September 30, 2011 as compared to the same period in 2010, primarily related to a decrease in license fee revenues of $3,180,000. We recognized no license fee revenue under our collaborations for the three months ended September 30, 2011. During the three months ended September 30, 2010, we recorded license fee revenues of $3,000,000 which represented a contingent payment from Debiopharm upon treatment of the fifth patient in its phase I clinical trial in July 2010. Research and development revenues are limited to expenses that we incur under our collaborations, primarily Genentech, for which our collaborators are obligated to reimburse us.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
Research and Development Program	2011	2010
	(unaudited)	(unaudited)
Hedgehog pathway inhibitor	$48,000	$48,000	—%
CUDC-101	901,000	1,070,000	(16%)
CUDC-907	735,000	—	100%
Debio 0932	5,000	10,000	(50%)
Other network-targeted cancer programs	1,241,000	1,738,000	(29%)
Gain on sale of assets	(23,000)	(2,000)	1,050%
Stock-based compensation	135,000	145,000	(7%)

Total research and development expense	$3,042,000	$3,009,000	1%

Our research and development expenses increased by $33,000, or 1%, for the three months ended September 30, 2011 as compared to the same period in the prior year. The increase in research and development expenses is the result of a $735,000 increase in spending related to our CUDC-907 program as a result of shifting resources from our other network-targeted cancer programs, which decreased $497,000 when compared to the prior year period. CUDC-907 was selected as a development candidate in January 2011.

Further offsetting the increase in spending on our CDCU-907 program, spending on our CUDC-101 program decreased $169,000 when compared to the prior year period which is attributed to several ongoing programs. Spending related to our phase Ia and the expansion trials of CUDC-101 decreased by $929,000 for the three month period ending September 30, 2011 primarily related to decreased outside services and clinical costs consisting of formulation and manufacturing costs of clinical material, clinical research organizations and patient costs. The phase I expansion of CUDC-101 trial had only one remaining patient at September 30, 2011, as the trial was fully enrolled. In contrast, spending related to our phase I trial in advanced head and neck cancers initiated during the second quarter of 2011 and for an oral formulation of CUDC-101 increased by an aggregate of $761,000.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2011	2010
	(unaudited)	(unaudited)
Personnel	$612,000	$625,000	(2%)
Occupancy and depreciation	121,000	84,000	44%
Legal services	540,000	493,000	10%
Consulting and professional services	247,000	410,000	(40%)
Insurance costs	65,000	67,000	(3%)
Other general and administrative expenses	159,000	148,000	7%
Stock-based compensation	177,000	172,000	3%

Total general and administrative expenses	$1,921,000	$1,999,000	(4%)

General and administrative expenses decreased by $78,000, or 4%, for the three months ended September 30, 2011 as compared to the prior year period. This decrease was primarily due to decreased consulting and professional services of $163,000. For the three months ended September 30, 2010, we incurred consulting and professional services specifically related to business development efforts used to facilitate the licensing agreement with Debiopharm due upon receipt of the $3,000,000 payment we received in July 2010 that were not incurred in the current year period. Offsetting this decrease, legal costs increased by $47,000 over the prior year period, specifically related to patent costs which includes fees related to foreign patent filings.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term. The fair value of the warrants at the January 27, 2010 issuance and at December 31, 2010 was estimated at $2,180,000 and $1,605,000, respectively, using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective features of the warrants that include a possible cash-settlement option available to the warrantholder in the event of a change of control until the later to occur of (i) two years from the date of original issuance of the warrant and (ii) the date upon which Genentech or Roche submits an NDA for vismodegib. The fair value of the warrants was recorded as a long-term liability. The warrants will be revalued each reporting period, with the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. We estimated that the fair value of the warrants at September 30, 2011 was $2,839,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatility of 80%, risk free interest rates ranging from 0.4% to 0.5%, expected lives of three years and no dividends. We recorded a gain of $587,000 for the quarter ended September 30, 2011 as a result of the decrease in the fair value of the warrant liability from June 30, 2011, primarily related to the decrease in our stock price during this period. We estimated that the fair value of these warrants as of September 30, 2010 was $1,082,000. We recorded a gain of approximately $208,000 for the three months ended September 30, 2010 as a result of the decrease in the fair value of the warrant liability from June 30, 2010.

Nine-Month Periods Ended September 30, 2011 and September 30, 2010

Revenues. Total revenues are summarized as follows:

	For the Nine Months Ended September 30		Percentage Increase/ (Decrease)
	2011	2010
	(unaudited)	(unaudited)
REVENUES:
Research and development
Genentech	$317,000	$196,000	62%
Other	57,000	47,000	21%

Subtotal	374,000	243,000	54%

License fees
Debiopharm	—	11,333,000	(100%)
Micromet	—	4,000,000	(100%)
Other	300,000	323,000	(7%)

Subtotal	300,000	15,656,000	(98%)

Total revenues	$674,000	$15,899,000	(96%)

Total revenues decreased by $15,225,000, or 96%, for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily related to a decrease in our license fee revenues of $15,356,000. During the nine months ended September 30, 2010, we recorded license fee revenues under our license agreement with Debiopharm, primarily comprised of an $8,000,000 contingent payment from Debiopharm upon acceptance by French regulatory authorities of its clinical trial application for Debio 0932 in February 2010 and a $3,000,000 contingent payment upon treatment of the fifth patient in this phase I clinical trial in July 2010. During the nine months ended September 30, 2010, we also received settlement proceeds of $4,000,000 from Micromet pursuant to a settlement, mutual release and termination agreement that we entered into with Micromet in February 2010. Research and development revenues are limited to expenses that we incur under our collaborations for which our collaborators are obligated to reimburse us.

Future contingent payments under our Genentech and Debiopharm agreements are tied to clinical and regulatory objective milestones.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
Research and Development Program	2011	2010
	(unaudited)	(unaudited)
Hedgehog pathway inhibitor	$144,000	$145,000	(1%)
CUDC-101	3,119,000	1,782,000	75%
CUDC-907	2,090,000	—	100%
Debio 0932	30,000	35,000	(14%)
Other network-targeted cancer programs	3,428,000	5,326,000	(36%)
Sublicense fees	15,000	—	100%
Gain on sale of assets	(60,000)	(96,000)	(38%)
Stock-based compensation	479,000	529,000	(9%)

Total research and development expense	$9,245,000	$7,721,000	20%

Our research and development expenses increased by $1,524,000, or 20%, for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase was related to changes within our programs. The increase in research and development expenses is the result of a $1,337,000 increase in spending related to our CUDC-101 program, which primarily relates to outside services and clinical costs associated with several of our programs for CUDC-101, including our phase I expansion trial that is ongoing, initial costs related to a phase I trial in advanced head and neck cancers and manufacturing and toxicology costs related to an oral formulation of CUDC-101. In addition, CUDC-907 was selected as a development candidate in January 2011 and we incurred costs of $2,090,000 related to this program as a result of shifting resources from our other network-targeted cancer programs, which decreased $1,898,000 when compared to the prior year period. We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-101, CUDC-907 and our other targeted cancer programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2011	2010
	(unaudited)	(unaudited)
Personnel	$1,720,000	$2,033,000	(15%)
Occupancy and depreciation	363,000	254,000	43%
Legal services	1,642,000	3,011,000	(45%)
Consulting and professional services	831,000	1,029,000	(19%)
Insurance costs	189,000	194,000	(3%)
Other general and administrative expenses	578,000	550,000	5%
Stock-based compensation	873,000	1,135,000	(23%)

Total general and administrative expenses	$6,196,000	$8,206,000	(24%)

General and administrative expenses decreased by $2,010,000, or 24%, for the nine months ended September 30, 2011 as compared to the prior year period. This decrease was related to a reduction in spending in several areas, primarily for legal services and employee-related costs. During the nine months ended September 30, 2010, we incurred approximately $1,526,000 in expenses related to an arbitration proceeding that we filed against our former collaborator that we did not incur in the current period. In addition, legal costs associated with various matters decreased $175,000 from the prior year period. Offsetting these decreases in legal spending, our patent-related costs increased $370,000 in the nine months ended September 30, 2011 as compared to the prior year period primarily related to fees for foreign patent filings.

Personnel costs decreased $313,000 primarily due to the payment of discretionary bonuses to our executive officers upon receipt of the $8,000,000 payment from Debiopharm in March 2010. Stock-based compensation also decreased $262,000 from the prior year period primarily related to vesting of certain performance-based stock options in the first quarter of 2010 that did not occur during the current year period. Offsetting these decreases, our allocated occupancy costs increased $109,000 for the nine months ended September 30, 2011.

Change in fair value of warrant liability. The fair value of the warrants issued in connection with our January 2010 registered direct offering at the January 27, 2010 issuance and at December 31, 2010 was estimated at $2,180,000 and $1,605,000, respectively. We estimated that the fair value of the warrants at September 30, 2011 was $2,839,000 using a Black-Scholes option pricing model with the following assumptions assigned to the varying probability-weighted outcomes: expected volatility of 80%, risk free interest rates ranging from 0.4% to 0.5%, expected lives of three years and no dividends. We recorded a charge of $1,235,000 for the nine months ended September 30, 2011 as a result of the increase in the fair value of the warrant liability from December 31, 2010, primarily related to the increase in our stock price during this period.

We estimated that the fair value of these warrants as of September 30, 2010 was $1,082,000 and we recorded a gain of approximately $1,098,000 for the nine months ended September 30, 2010 as a result of the decrease of our stock price during this period from January 27, 2010.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

On June 13, 2011, we entered into an At Market Issuance Sales Agreement, or ATM agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock, $0.01 par value per share, with an aggregate offering price of up to $20,000,000 from time to time through MLV. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, MLV may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation, sales made directly on The NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. With our prior written approval, MLV may also sell the common stock by any other method permitted by law, including in privately negotiated transactions. We or MLV may suspend or terminate the offering of common stock upon notice and subject to other conditions. MLV will act as sales agent on a commercially reasonable best efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ. We will pay MLV a commission equal to 3.0% of the gross sales price per share sold, and we have agreed to provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act. Since the inception of the ATM agreement, we have sold 65,527 shares of common stock under the ATM agreement raising approximately $262,000 in gross proceeds, which was offset by offering expenses of approximately $123,000.

At September 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $28,358,000, excluding our restricted investment of $236,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

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

Operating activities used cash of $13,251,000 for the nine-month period ended September 30, 2011 as compared to cash provided by operating activities was $2,090,000 for the nine-month period ended September 30, 2010. Net cash used in operating activities during the nine-month period ended September 30, 2011 was primarily the result of our net loss for the period of $15,921,000. In addition, changes in certain operating assets affected operating cash during the nine-month period ended September 30, 2011, including an increase of $284,000 in prepaid expenses primarily related to advance payments made to vendors related to toxicology studies and formulation costs for our programs under development. These decreases were offset by non-cash charges and credits totaling $2,903,000 consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, depreciation and a gain on the sale of assets.

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

Investing activities provided cash of $15,828,000 for the nine-month period ended September 30, 2011 and used cash of $14,648,000 for the nine-month period ended September 30, 2010, resulting primarily from net investment activity for the respective periods. During the nine-month period ended September 30, 2011, the restriction on our short-term investment ended and we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $261,000. This increase in cash was offset by purchases of research equipment totaling $250,000 during the nine-month period ended September 30, 2011.

Financing activities provided cash of $1,481,000 for the nine-month period ended September 30, 2011, principally from the exercise of stock options and warrants and purchases of common stock under our employee stock purchase plan. We also received $139,000 in net proceeds from sales of common stock under our ATM agreement with MLV. Financing activities provided cash of approximately $16,897,000 for the nine-month period ended September 30, 2010, resulting principally from the issuance of 6,449,288 shares of common stock and warrants under our January 2010 registered direct offering, which provided $14,942,000 in net proceeds. In addition, warrants for an aggregate of 1,742,671 shares of common stock were exercised under our August 2007 private placement providing approximately $1,778,000 in proceeds. The remaining cash of $177,000 was provided by the exercise of stock options.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $738,150,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101, CUDC-907 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

Our ability to finance our company and to generate revenues will depend heavily on the ability of vismodegib to be approved for commercial sale by the FDA and/or the EMA, which would result in us becoming eligible to receive additional milestone payments as well as royalties on any future sales. Moreover, we have historically derived a substantial portion of our revenue from the research funding portion of our collaboration agreements. However, we have no current source of research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at September 30, 2011, should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2011.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

The successful development of our most advanced product candidate, vismodegib, is important to our success as a company. If Genentech does not successfully continue or complete the clinical development and regulatory approval process for vismodegib, our future prospects and our ability to finance our operations may be substantially harmed.

Our near-term prospects substantially depend upon Genentech’s ability to successfully continue and complete clinical trials and regulatory submissions of our lead product candidate, vismodegib (GDC-0449, RG3616) and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. Genentech, a member of the Roche Group, filed a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, in September 2011 to seek approval to commercialize vismodegib in the United States for the treatment of advanced basal cell carcinoma, or BCC. We expect that the FDA will notify Genentech whether its NDA submission has been accepted for filing within 60 days of submission. Assuming the FDA accepts the NDA submission, the FDA will communicate its expected timeframe for review of the submission to Genentech. The filing timeline for a European regulatory submission seeking to commercialize the drug in Europe is dependent on planned discussions with the European Medicines Agency, or EMA. Roche is also testing vismodegib in a phase II clinical trial in operable BCC. In addition to the BCC clinical trials being conducted directly by Genentech and Roche, vismodegib is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI.

Our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to: (i) successfully file regulatory submissions for, and obtain approval to sell, vismodegib in the U.S. and Europe for advanced BCC, (ii) obtain favorable results in the ongoing and planned clinical trials of vismodegib, including the ongoing clinical trial in operable BCC, and (iii) successfully develop and commercialize vismodegib in one or more indications. The development and commercialization of vismodegib could be unsuccessful if it:

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

Our internal drug development efforts are focused on our proprietary network-targeted cancer programs. These programs focus on the development of single-agent drug candidates targeting one or more molecular components within signaling pathways associated with certain cancers. We are also seeking to develop single-agent, single-target drug candidates for cancer indications. We have currently selected three drug candidates from these proprietary network-targeted cancer programs for further development: CUDC-101, which is designed to simultaneously inhibit HDAC, EGFR and Her2 and CUDC-907, an orally available synthetic small molecule inhibitor of HDAC and PI3K both of which we are developing internally, as well as Debio 0932, an orally available, synthetic small molecule inhibitor of Hsp90 which has been licensed to Debiopharm.

Our drug candidates in our network-targeted cancer program, including CUDC-101, Debio 0932 and CUDC-907, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the validated cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical studies. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, CUDC-907 or Debio 0932, or any other drug candidates from our network-targeted cancer programs, in which case we will not achieve profitability and the value of our stock will decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. Vismodegib, which is the subject of an NDA submission in advanced BCC, is the lead compound under this collaboration. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm has tested Debio 0932 in a phase I clinical trial in advanced solid tumors and plans to initiate a phase I expansion study of Debio 0932 in particular tumor types. Our collaboration with Genentech and our license agreement with Debiopharm are our only current material collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

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

In order to obtain regulatory approval for the commercial sale of our drug candidates, we and any current or potential future collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our drug candidates are safe and effective. For example, our lead drug candidate, vismodegib, is currently being tested by our collaborator, Genentech, in a phase II clinical trial in operable BCC; and Debiopharm plans to initiate a phase Ib expansion study of Debio 0932 in particular tumor types. In addition, we have completed enrollment in a phase I expansion trial in CUDC-101 in specific tumor types and we have also initiated a phase I trial in head and neck cancer of CUDC-101.

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

For a further discussion of risks relating to the successful clinical development of vismodegib, see: “The successful development of our most advanced product candidate, vismodegib, is important to our success as a company. If Genentech does not successfully continue or complete the clinical development and regulatory approval process for vismodegib, our future prospects and our ability to finance our operations will be substantially harmed.”

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

As of September 30, 2011, we had an accumulated deficit of approximately $738,150,000. We have not successfully commercialized any products to date, either alone or in collaboration with others. If we are not able to successfully commercialize any products, we will not achieve profitability. All of our drug candidates are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at September 30, 2011 should enable us to maintain current and planned operations into the fourth quarter of 2012. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

At September 30, 2011, we had $28,358,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We depend upon our senior management and scientific staff, including Daniel R. Passeri, our President and Chief Executive Officer, Michael P. Gray, our Chief Operating Officer and Chief Financial Officer and Changgeng Qian, Ph.D., M.D., our Senior Vice President, Discovery and Preclinical Development. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our officers can terminate their employment with us at any time. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency. We do not maintain key man life insurance on any of these executive officers.

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

We currently engage approximately 16 medicinal chemists in China pursuant to a contract research agreement with a medicinal chemistry provider in China. In addition, we have a subsidiary in China, Curis Shanghai, which is currently licensed but is not operational.

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

The patent positions of pharmaceutical and life science companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The laws, procedures and standards that the United States Patent and Trademark Office and various foreign intellectual property offices use to grant patents, and the standards that courts use to interpret patents, are not always applied predictably or uniformly and has changed in significant ways and are expected to continue to change. Consequently, the level of protection, if any, that will be obtained and provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. The long-term success of our business depends in significant part on our ability to:

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

•	participation in interference and/or derivation proceedings to determine the priority of invention if our competitors file U.S. patent applications that claim technology also claimed by us;

•	initiation of opposition proceedings by third parties that seek to limit or eliminate the scope of our patent protection;

•	initiation of litigation by third parties claiming that our processes or drug candidates or the intended use of our drug candidates infringe their patent or other intellectual property rights; and

•	initiation of litigation by us or third parties seeking to enforce contract rights relating to intellectual property that may be important to our business.

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

Pursuant to our contract research agreement with a medicinal chemistry provider in China, we currently engage approximately 16 medicinal chemists in China to perform drug discovery research and we seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Implementation and enforcement of Chinese intellectual property-related laws has historically been inconsistent and damages assessed may fail to reflect the true value of the infringed technology and its market. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock traded within a range of a high price of $4.42 and a low price of $0.68 per share for the period January 1, 2008 through October 27, 2011. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

•

adverse results or delays in clinical trials being conducted by us or any collaborators, as was seen with our [2010] announcement of Genentech’s unfavorable results in its phase II clinical trials for vismodegib (GDC-0449) in colorectal cancer and ovarian cancer;

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

Our common stock is relatively illiquid. As of September 30, 2011, we had approximately 76.6 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on September 30, 2011 was approximately 453,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

Furthermore, as of September 30, 2011, we have outstanding warrants to purchase 1,610,818 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. For example, assuming that we issued and sold shares of common stock in a public offering at $3.00 per share, these warrants would become exercisable for an aggregate of 1,631,055 shares of our common stock, at an exercise price of $3.51 per share, which is equal to an aggregate of additional 20,237 shares as a result of the adjustment. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

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

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

As of September 30, 2011, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 25% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: October 31, 2011	By:	/S/ MICHAEL P. GRAY

Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished, not filed, herewith.