Form 10-Q
period 2012-03-31
CURIS INC
filed 2012-05-10
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

As of May 2, 2012, there were 79,013,330 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$14,687,247	$15,119,730
Marketable securities	30,352,199	22,597,845
Accounts receivable	339,802	42,067
Prepaid expenses and other current assets	351,333	743,799

Total current assets	45,730,581	38,503,441

Property and equipment, net	435,858	455,730
Long-term investment – restricted	194,282	235,914
Goodwill	8,982,000	8,982,000
Other assets	2,980	2,980

Total assets	$55,345,701	$48,180,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,636,240	$2,364,437
Accrued liabilities	1,132,083	1,422,107

Total current liabilities	3,768,323	3,786,544
Warrants	3,809,581	4,361,168
Other long-term liabilities	169,093	156,396

Total liabilities	7,746,997	8,304,108

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value – 125,000,000 shares authorized; 79,728,447 shares issued and 78,680,740 shares outstanding at March 31, 2012; and 78,165,360 shares issued and 77,117,653 shares outstanding at December 31, 2011	797,284	781,654
Additional paid-in capital	777,502,097	772,039,254
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Accumulated deficit	(729,861,905)	(732,087,642)
Accumulated other comprehensive income	52,502	33,965

Total stockholders’ equity	47,598,704	39,875,957

Total liabilities and stockholders’ equity	$55,345,701	$48,180,065

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Research and development	$85,630	$133,538
Royalties	270,622	—
License fees	10,000,000	—

Total Revenues	10,356,252	133,538

Costs and Expenses:
Cost of royalty revenues	113,531	—
Research and development	5,241,949	3,058,499
General and administrative	2,801,077	2,407,349

Total costs and expenses	8,156,557	5,465,848

Income (loss) from operations	2,199,695	(5,332,310)

Other Income (Expense):
Interest income	18,101	33,569
Change in fair value of warrant liability	7,941	(1,501,410)

Total other income (expense), net	26,042	(1,467,841)

Net income (loss)	$2,225,737	$(6,800,151)

Basic net income (loss) per common share	$0.03	$(0.09)

Diluted net income (loss) per common share	$0.03	$(0.09)

Basic weighted average common shares	77,556,366	75,825,801

Diluted weighted average common shares	83,336,695	75,825,801

Total comprehensive income (loss)	$2,244,274	$(6,794,684)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,225,737	$(6,800,151)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	30,380	21,020
Stock-based compensation expense	1,022,676	677,713
Issuance of common stock to licensees	964,000	—
Change in fair value of warrant liability	(7,941)	1,501,410
Non-cash interest (income)/expense	(58,858)	102,602
Net gain on sale of assets	—	(31,225)
Changes in operating assets and liabilities:
Accounts receivable	(297,735)	10,358
Prepaid expenses and other assets	440,422	37,690
Accounts payable and accrued liabilities	(5,524)	(147,790)

Total adjustments	2,087,420	2,171,778

Net cash provided by/(used in) operating activities	4,313,157	(4,628,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(21,742,568)	(18,864,743)
Sale of marketable securities	14,065,609	25,972,812
Purchases of property and equipment	(10,508)	(39,588)
Proceeds from sale of assets	—	31,225
Decrease in restricted cash	41,632	219,458

Net cash (used in)/provided by investing activities	(7,645,835)	7,319,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	2,900,195	601,905

Net cash provided by financing activities	2,900,195	601,905

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(432,483)	3,292,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,119,730	7,826,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,687,247	$11,119,245

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is a drug discovery and development company that is committed to leveraging its innovative signaling pathway drug technologies in seeking to develop next generation network-targeted cancer therapies. Curis is building upon its past experiences in targeting signaling pathways, including the Hedgehog signaling pathway, in its efforts to develop network-targeted cancer therapies. Curis conducts research and development programs both internally and through strategic collaborations.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies. In January 2012, the Erivedge™ capsule was approved by the FDA and became commercially available in February 2012 (see Note 4).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to: development by its competitors of new or better technological innovations; dependence on key personnel; its ability to protect proprietary technology; its ability to successfully advance discovery, preclinical and clinical stage drug candidates in its internally funded programs; unproven technologies and drug development approaches; reliance on corporate collaborators and licensees to successfully research, develop and commercialize products based on its technologies; its ability to comply with FDA regulations and approval requirements; its ability to execute on its business strategies; and its ability to obtain adequate financing to fund its operations.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at March 31, 2012 should enable the Company to maintain its current and planned operations into the first half of 2014. The Company’s ability to continue funding its planned operations into and beyond the first half of 2014 is dependent upon, among other things, the success of its collaborations with Genentech and Debiopharm and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. As a result, the Company cannot assure that it will attain any further revenue under any collaborations or licensing arrangements. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2012.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2012 and the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, management assumptions used in its calculations of stock-based compensation expense, and the value of certain investments and liabilities, including the value of its warrant liability. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its annual report on Form 10-K, as previously filed with the Securities and Exchange Commission on February 29, 2012.

4.	Collaboration Agreements

(a)	Genentech, Inc. June 2003 Collaboration

In January 2012, the U.S. Food and Drug Administration (“FDA”) approved Genentech’s New Drug Application for the Erivedge capsule for the treatment of adults with basal cell carcinoma that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. Erivedge is being developed and commercialized by Roche and Genentech, a member of the Roche Group, under a collaboration agreement between the Company and Genentech. As a result of the FDA’s approval of Erivedge in this indication, the Company earned a $10,000,000 milestone payment from Genentech and is also entitled to receive royalties on future sales of the product. The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash payments under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has received $42,000,000 as of March 31, 2012.

During the first quarter of 2012, the Company recognized the $10,000,000 milestone payment as license revenue in its Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012, as the Company does not have any further performance obligations under the collaboration. In addition, the Company recorded research and development expenses related to the FDA’s approval of Erivedge of $1,464,000 during the three months ended March 31, 2012 which represents the Company’s obligations to university licensors. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of the Company’s common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees the Company paid to these same licensors, upon receipt of the $10,000,000 milestone payment in the first quarter of 2012.

The Company also recognized $270,622 of royalty revenue from Genentech’s net sales of Erivedge during the quarter ended March 31, 2012. The Company recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Comprehensive Income (Loss) of $113,531, including a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge and $13,531 paid to two university licensors, which represents 5% of the royalties earned by the Company with respect to Erivedge during the first quarter of 2012.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement with The Leukemia & Lymphoma Society (LLS) under which LLS will support the Company’s ongoing development of CUDC-907 for patients with B-cell lymphoma and multiple myeloma. Under the agreement, LLS will fund approximately 50% of the direct costs of the development of CUDC-907, up to $4,000,000. Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in these indications, the Company may be obligated to make payments to LLS up to a maximum of $10,000,000. The Company has not received any payments under this agreement to date and expects that the first milestone could be achieved in the second half of 2012 as CUDC-907 nears IND filing. Additional milestones would be earned as the Company progresses CUDC-907 into a phase Ia clinical trial.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2012 and December 31, 2011 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value

As of March 31, 2012:
Cash equivalents
Money market funds	$5,721,949	$—	$—	$5,721,949
Corporate commercial paper, stock, bonds and notes	1,749,930	2,864,879	—	4,614,809
Municipal bonds	—	2,145,000	—	2,145,000
Investments
US government obligations	—	1,033,069	—	1,033,069
Corporate commercial paper, stock, bonds and notes	10,485,559	18,833,571	—	29,319,130

Total assets at fair value	$17,957,438	$24,876,519	$—	$42,833,957

Warrants	—	—	3,809,581	3,809,581

Total liabilities at fair value	$—	$—	$3,809,581	$3,809,581

As of December 31, 2011:
Cash equivalents
Money market funds	$5,366,747	$—	$—	$5,366,747
Municipal bonds	2,375,000	—	—	2,375,000
Investments
US government obligations	—	3,808,704	—	3,808,704
Corporate commercial paper, stock, bonds and notes	7,365,841	11,423,300	—	18,789,141

Total assets at fair value	$15,107,588	$15,232,004	$—	$30,339,592

Warrants	—	—	4,361,168	4,361,168

Total liabilities at fair value	$—	$—	$4,361,168	$4,361,168

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2011 and 2012:

Balance at December 31, 2010	$1,604,742
Change in fair value for the three months ended March 31, 2011	1,501,410

Balance at March 31, 2011	$3,106,152

Balance at December 31, 2011	$4,361,168
Change in fair value of warrants exercised during the three months ended March 31, 2012	(543,646)
Change in fair value for the three months ended March 31, 2012	(7,941)

Balance at March 31, 2012	$3,809,581

6.	Common Stock and Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of March 31, 2012, warrants to purchase 214,004 shares of the Company’s common stock have been exercised. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share. The warrants also included a cash-settlement option in the event of a change of control that expired on January 27, 2012. Due to the terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants, with updated assumptions at each reporting date. The Company estimated that the fair value of the warrants at March 31, 2012 was $3,809,581, using the following assumptions: expected volatility of 77.2%, risk free interest rate of 0.5%, expected life of 2.8 years, and no dividends. The Company estimated that the fair value of the warrants at March 31, 2011 was $3,106,152 using the following assumptions assigned to the varying outcomes: expected volatilities of 78.5% and 90.8%, risk free interest rates ranging from 1.2% to 1.7%, expected lives of three to four years, and no dividends. The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations. The Company recorded other income of $7,941 due to changes in fair value and a decrease to the warrant liability with an offsetting increase to additional paid-in-capital of $543,656 as a result of the exercise of warrants to purchase 212,500 shares of the Company’s common stock during the three months ended March 31, 2012. The Company recorded other expense of $1,501,410 for the three months ended March 31, 2011, as a result of a change in the fair value of the warrant liability that was primarily due to an increase in the Company’s stock price during the prior year period.

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$781,930	$1,065,570
Professional fees	157,625	190,500
Other	192,528	166,037

Total	$1,132,083	$1,422,107

8.	Related Party Transaction

License Agreement

On February 24, 2012, the Company entered into a Drug Development Partnership and License Agreement for CU-906 and CU-908 (the “License Agreement”) with Guangzhou BeBetter Medicine Technology Company Ltd., a company organized under the laws of the People’s Republic of China (“GBMT”). Dr. Changgeng Qian, the Company’s former Senior Vice President, Discovery and Preclinical Development, is the founder, owner, and legal representative of GBMT.

Pursuant to the license agreement, the Company has granted to GBMT an exclusive royalty-free license, with the right to grant sublicenses subject to certain conditions, to develop, manufacture, market and sell any product containing CU-906 or CU-908 in the GBMT Territory (China, Macau, Taiwan and Hong Kong). In addition, the Company has granted to GBMT a non-exclusive, royalty-free manufacturing license, with the right to grant sublicenses subject to certain conditions, to manufacture CU-906 or CU-908 or any product containing CU-906 or CU-908 outside of the GBMT Territory solely to import the compounds or products into the GBMT Territory. Pursuant to the terms of the license agreement, the Company has retained rights, including the right to grant sublicenses, to develop, manufacture, market and sell any product containing CU-906 or CU-908 worldwide excluding the GBMT Territory. The Company also has certain specified rights to any GBMT technology developed under the license agreement as well as certain specified rights to GBMT’s interest in joint technology developed under the license agreement. Furthermore, the Company has a right of first negotiation to obtain a license to CU-906 or CU-908 for the GBMT Territory from GBMT.

The Company has agreed to transfer to GBMT know how, information and materials necessary for GBMT to continue the development of products in accordance with the development plan outlined in the license agreement and has agreed not to assert certain Company patents against GMBT, its affiliates or sublicensee so that such party may manufacture, market and sell any product containing CU-906 or CU-908 in the GBMT Territory. Furthermore, the Company will provide GBMT with up to $400,000 in financial support for specified CU-908 pre-clinical activities related to enabling the filing by the Company of an initial new drug application, or IND, with the FDA, provided that

GMBT completes such CU-908 IND-enabling activities in accordance with specified criteria and delivers a U.S. IND package for CU-908 to the Company within prescribed timeframes as specified in the License Agreement. All costs incurred under this agreement will be expensed as incurred. As of March 31, 2012, the Company had not incurred any expenses under this agreement.

GBMT will assume all future development responsibility and incur all future costs related to the development, registration and commercialization of products in the GMBT Territory under the license agreement. Pursuant to the terms of the license agreement, GBMT has agreed to undertake reasonable commercial efforts, and to use qualified third party service providers approved by the Company, to implement the development plan in the timeframes described in the license agreement in order to develop, register and commercialize the products in the GBMT Territory and will be solely responsible for all the costs relating thereto. The Company and GBMT must agree to any changes to the development plan and such revised development plan is subject to review and approval by the joint steering committee.

The license agreement is effective as of February 24, 2012, and, unless terminated earlier in accordance with the terms of the license agreement, will expire on the later of (i) the expiration of the last-to-expire valid claim of the Company patents and the Company non-assert patents relating to the products, and (ii) such time as none of GBMT, its affiliates and sublicensees is commercializing any compound or product in the GBMT Territory. Pursuant to the license agreement, either party can terminate the license agreement upon notice under prescribed circumstances, and the license agreement specifies the consequences to each party for such early termination.

The License Agreement also sets forth customary terms regarding each party’s intellectual property ownership rights, representations and warranties, indemnification obligations, confidentiality rights and obligations, and patent prosecution, maintenance, enforcement and defense rights and obligations.

Severance Agreement

On February 16, 2012, the Company and Dr. Qian entered into a severance agreement that became binding and effective on February 24, 2012. The severance agreement provides that Dr. Qian, in exchange for his execution and nonrevocation of a general release of claims in favor of the Company as set forth in the severance agreement, will be provided certain severance benefits, including a lump-sum payment equivalent to one-half times his base annual salary rate in effect as of his termination date to be paid out in September 2012. As a result, the Company had accrued $137,500 related to Dr. Qian’s severance in the accrued liabilities section of the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012. The severance agreement also provides for the engagement of Dr. Qian as a consultant pursuant to the terms of a consulting agreement.

9.	Accounting for Stock-Based Compensation

As of March 31, 2012, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the board of directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed with the Securities and Exchange Commission on February 29, 2012.

During the quarter ended March 31, 2012, the Company’s board of directors granted options to purchase 1,174,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the quarter ended March 31, 2012, the Company’s board of directors also granted options to its non-employee directors to purchase 470,000 shares of common stock under the 2010 Stock Incentive Plan. These options will vest monthly over a one-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee and director options awarded during the quarters ended March 31, 2012 and 2011 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2012	2011
Expected life (years) – employees	6	6
Expected life (years) – directors	6	6
Risk-free interest rate	1.2%	2.4-2.5%
Volatility	76%	73-74%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at March 31, 2012 was $26,503,000, of which $22,073,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2012 and 2011 were $2.99 and $1.43, respectively. As of March 31, 2012, there was approximately $6,757,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.6 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2012 and 2011 was $3,176,000 and $687,000, respectively. The total fair values of vested stock options for the quarters ended March 31, 2012 and 2011 were $710,000 and $825,000, respectively.

The Company recorded a total of $816,228 and $662,997 in compensation expense for the quarters ended March 31, 2012 and 2011, respectively, related to employee and director stock option grants.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. For the three months ended March 31, 2012 and 2011, the Company recognized expense related to non-employee stock options of $206,448 and $14,716, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2012 and 2011, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss, including expense related to its 2010 Employee Stock Purchase Plan:

	Three Months Ended March 31,
	2012	2011
Research and development expenses	$399,155	$165,053
General and administrative expenses	623,521	512,660

Total stock-based compensation expense	$1,022,676	$677,713

The table below summarizes options outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.39	3,084,941	4.91	$1.19	2,845,065	$1.20
1.43 - 1.57	2,001,819	4.18	1.50	2,000,819	1.50
1.67 - 2.27	1,937,734	7.32	2.17	961,170	2.15
2.43 - 3.98	2,061,233	4.02	3.22	1,486,795	3.07
4.03 - 4.56	2,201,864	7.92	4.51	636,195	4.48
4.75 - 5.60	261,000	1.68	5.04	261,000	5.04

	11,548,591	5.53	$2.49	8,191,044	$2.10

10.	Income (Loss) Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic income (loss) per common share is computed using the weighted-average number of shares outstanding during the period. Diluted income per common share is computed using the weighted-average number of shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and outstanding warrants.

The following summarizes the effect of dilutive securities on diluted income per common share for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
Weighted average shares for basic EPS	77,556,366

Dilutive effect:
Shares to be issued under the Company’s stock plan	5,407,251
Warrants	373,078

Subtotal of dilutive securities	5,780,329

Weighted average shares for diluted EPS	83,336,695

The weighted-average diluted shares outstanding for the quarter ended March 31, 2012 excludes the approximately 261,000 shares of common stock underlying stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the period and would, therefore, be anti-dilutive.

Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2011, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for this period. Antidilutive securities consist of stock options and warrants outstanding as of March 31, 2011 as follows:

Three Months Ended March 31, 2011
Stock options outstanding	12,002,955
Warrants outstanding	1,612,322

Total antidilutive securities	13,615,277

11.	Subsequent Events

In May 2012, Roche announce that it has submitted an application for marketing registration for Erivedge to Australia’s Therapeutic Goods Administration (TGA). The application is currently under review by the TGA for the treatment of adults with advanced BCC for whom surgery is inappropriate. As a result of the submission of this application to the TGA, the Company earned a $4,000,000 milestone payment. If Roche receives approval to commercialize Erivedge in Australia, the Company will also be entitled to receive an additional milestone payment as well as royalties on any future net sales of Erivedge in Australia.

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

Hedgehog Pathway Inhibitor Program (Erivedge™)

Erivedge™ (vismodegib) capsule. Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., a member of the Roche Group. The lead drug candidate being developed under this program is Erivedge, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, which is also referred to as vismodegib. Erivedge is designed to selectively inhibit signaling in the Hedgehog pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway that reactivate Hedgehog signaling are seen in certain cancers, including basal cell carcinoma, or BCC. Abnormal signaling in the Hedgehog pathway is implicated in over 90% of BCC cases.

In January 2012, the U.S. Food and Drug Administration (“FDA”) approved Genentech’s new drug application, or NDA, for the Erivedge™ capsule for the treatment of adults with BCC that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. Erivedge is being developed and commercialized by Roche and Genentech. As a result of the FDA’s approval of Erivedge in this indication, we earned a $10,000,000 payment from Genentech and we are also entitled to receive royalties on future sales of the product. During the first quarter of 2012, we recognized the $10,000,000 milestone payment as license revenue for the three months ended March 31, 2012. In addition, we recorded research and development expenses related to the FDA’s approval of Erivedge of $1,464,000 during the three months ended March 31, 2012 which represents our obligations to university licensors. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of our common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees we paid to these same licensors, upon receipt of the $10,000,000 milestone payment in the first quarter of 2012.

We also recognized $271,000 of royalty revenue from Genentech’s net sales of Erivedge during the quarter ended March 31, 2012. We recorded costs of royalty revenues of $114,000 during the three months ended March 31, 2012, including a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge and $14,000 paid to two university licensors, which represents 5% of the royalties that we earned with respect to Erivedge during the first quarter of 2012.

During the fourth quarter of 2011, Roche submitted a Marketing Authorization Application, or MAA, for Erivedge to the European Medicines Agency, or EMA, for which we earned a $6,000,000 milestone payment. Roche has indicated that it anticipates potential EMA approval for Erivedge during the second half of 2012 or the first half of 2013. Roche has also filed new drug applications in 2012 for marketing registration with Australian, Canadian and Swiss health agencies seeking approval for Erivedge in advanced BCC. In May 2012 we earned a $4,000,000 milestone payment in connection with Roche’s filing in Australia. Genentech’s FDA approval and Roche’s regulatory submissions in Europe, Australia, Canada and Switzerland are based on positive clinical data from ERIVANCE BCC/SHH4476g, a pivotal phase II study of Erivedge in patients with advanced BCC. We will receive additional milestone payments if Erivedge receives EMA marketing authorization or approval in Australia. We are also entitled to receive royalties on future net sales in all territories where Erivedge is sold.

In certain specified circumstances, the royalty rate applicable to Erivedge may be decreased to a low-to-mid single digit royalty, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge.

Genentech is also conducting a separate phase II clinical trial of Erivedge in patients with operable nodular BCC, which is a less severe form of the disease and accounts for a significant percentage of the approximately two million BCCs diagnosed annually in the United States. This phase II trial is the first study to assess the ability of Erivedge to provide complete histological clearance of tumor, an important first step in determining the efficacy of Erivedge in less severe forms of BCC, where BCC lesions are generally treated surgically. This trial is designed to test Erivedge as a single-agent therapy in approximately 75 patients with operable nodular BCC in a US-based, open label, three-cohort clinical trial. Patients in the first and second cohorts receive a 150 mg daily oral dose of Erivedge for 12 weeks, while patients in the third cohort receive 16 weeks of daily dosing, with two eight-week dosing cycles surrounding a four-week period in which patients will not receive Erivedge. The primary outcome measure for the first and third cohorts is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 or 20 weeks, respectively, following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment).

Data from the first cohort was published in April 2012 in the Journal of Investigative Dermatology and will be presented at the Society of Investigative Dermatology Annual Meeting in May 2012. This first cohort evaluated the safety and efficacy of 12 weeks of daily 150 mg dosing of Erivedge in 24 patients with newly diagnosed nodular, operable BCC. Patients then underwent Mohs surgery with independent pathology review. Clinical complete and partial responses were reported for 23 (96%) patients, including pathologically confirmed complete clearance in 10 (42%) patients. The most frequent adverse events (AEs) were similar to those observed in previous studies with Erivedge and included muscle spasms (79%), ageusia/dysgeusia (79%), alopecia (33%), fatigue (21%) and nausea (21%). Most AEs were Grade 1-2; seven patients (29%) reported Grade 3 AEs, including four patients with muscle spasm; no serious AEs were reported. Eight (33%) patients discontinued from the study, including two due to AEs. Accrual to cohorts two and three is ongoing with full study results expected in first half of 2013.

In addition to the BCC clinical trials being conducted directly by Genentech and Roche, Erivedge is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI.

Network-Targeted Cancer Programs

Our internal drug development efforts are focused on our network-targeted cancer programs, in which we are seeking to design single novel small molecule drug candidates that inhibit multiple signaling pathways that are believed to play roles in cancer cell proliferation. We refer to this approach as cancer network disruption. We believe that our approach of targeting multiple nodes in cancer signaling pathway networks may provide a better therapeutic effect than many of the cancer drugs currently marketed or in development which are designed to disrupt only one target.

CUDC-101. Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously target epidermal growth factor receptor, or EGFR, human epidermal growth factor receptor 2, or HER2, and histone deacetylase, or HDAC, all of which are validated cancer targets. A significant amount of our capital resources are focused on the ongoing clinical and preclinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of CUDC-101 in 25 patients with advanced, refractory solid tumors and a phase I expansion trial to test CUDC-101 in 46 patients with specific tumor types, including breast, gastric, head and neck, liver and non-small cell lung cancers. The phase I expansion trial was designed as an open-label study in which patients were treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study were to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug was administered via one-hour intravenous infusion either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

In 2011, we initiated a phase I clinical trial of CUDC-101 in locally advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative. We have treated four patients in this trial as of May 3, 2012. The primary objectives of this study are to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of this phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy of cisplatin and radiation therapy in this patient population. We currently estimate initiating this phase II study in the first half of 2013.

We are also working on an oral formulation of CUDC-101, which we believe has the potential to make CUDC-101 more competitive in certain cancers such as non-small cell lung cancer or in other cancers where there are investigational or competing commercially available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file an investigational new drug application, or IND, with the FDA and begin a phase I study of an oral formulation of CUDC-101 in the second half of 2012.

CUDC-907. In 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit phosphatidylinositol-3-kinase, or PI3K, and HDAC. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction in certain preclinical cancer models. We believe that this synergistic mechanism of cancer signaling network disruption, which demonstrated efficacy and a favorable safety profile in a number of preclinical xenograft models, could translate into clinical advantages over single targeted agents.

In November 2011, we entered into an agreement with The Leukemia & Lymphoma Society, or LLS, under which LLS will provide a portion of the funding of the development of CUDC-907 if we succeed in advancing this development candidate into a clinical trial for patients with B-cell lymphoma and multiple myeloma. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an IND with the FDA and begin a phase I study of CUDC-907 during the second half of 2012.

In addition to our development-stage programs, we continue to progress additional proprietary preclinical research programs and expect that we will select additional small molecule inhibitors from our preclinical portfolio in the future.

Hsp90 Program

Debio 0932. Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm, a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. The lead molecule under this license collaboration was designated Debio 0932 by Debiopharm. In April 2010, Debiopharm treated the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients with advanced solid tumors. In 2011, Debiopharm successfully advanced Debio 0932 through the dose escalation portion of the phase I study. Debio 0932 was generally well tolerated, with no evidence of ocular or liver toxicity, and showed promising signs of efficacy in patients with advanced solid tumors in this study. The recommended dose for further study was determined by Debiopharm to be 1000mg daily. Debiopharm has indicated that it expects to present data from this phase I study at the annual meeting of the American Society of Clinical Oncolgoy (ASCO) to be held in Chicago, Illinois in June 2012.

Debiopharm advanced Debio 0932 into the phase Ib expansion portion of the study in the beginning of 2012. The primary objectives of this portion of the study are to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 and to make a preliminary assessment of anti-tumor activity. Debiopharm expects that approximately 30 patients with advanced solid tumors will be treated in this portion of the study, including patients with non-small cell lung cancer (NSCLC).

Debiopharm has also indicated that it expects to initiate a combination Phase I/II study in NSCLC patients in the second quarter of 2012. We are eligible for our next milestone payment under our license agreement if and when Debiopharm treats its fifth patient in a phase II clinical trial, assuming that Debiopharm advances Debio 0932 into phase II clinical testing. We currently anticipate that phase II testing could commence in the first half of 2013.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $729,862,000 as of March 31, 2012. We expect to continue to incur significant costs and expenses as we seek to advance our research and development programs. We expect that we will incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. Although Genentech recently received FDA approval to market Erivedge, the amount of future sales and resulting royalty revenue payable to us are highly uncertain. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of March 31, 2012 should enable us to maintain current and planned operations into the first half of 2014. We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully scale up the commercialization of Erivedge in the US;

•

Genentech’s and/or Roche’s receipt of approval to commercialize Erivedge in Europe and other territories including in Australia, Canada and Switzerland in advanced BCC as well as its ability to successfully launch and commercialize Erivedge in these markets;

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development;

•

our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-101 and advance CUDC-101 into later stages of clinical development in indications other than head and neck cancers;

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

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs other than Erivedge based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. Under our collaborations with Genentech, we currently expect to incur only costs related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive, as well as patent-related expenses. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of March 31, 2012, we have incurred an aggregate of approximately $2,250,000 related to ongoing agreements, of which $2,200,000 relates to payments that we have or will receive from Genentech. As we receive additional milestone payments from Genentech upon EMA/AUS approval, if achieved, we will be obligated to pay additional sublicense fees to these licensors, as well as fees related to any royalties received from the sale of Erivedge. In addition, we were obligated to issue 200,000 shares of our common stock to certain licensees upon FDA approval of Erivedge that represented $964,000 in expense during the first quarter of 2012. We do not expect to incur any material costs related to our Hsp90 technologies under development by Debiopharm under our August 2009 license agreement with Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2012 should enable us to maintain current and planned operations into the first half of 2014. Our ability to continue funding our planned operations into and beyond the first half of 2014 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees. We expect to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval.

We could receive additional milestone payments from Genentech and Debiopharm, provided the respective programs meet contractually-specified development and regulatory objectives. For example, we earned a $10,000,000 milestone payment from Genentech in January 2012 upon FDA approval of Erivedge. In addition, Erivedge is currently being reviewed for potential marketing approval by the EMA in European territories as well as by Australian, Canadian and Swiss health authorities. We are eligible to receive additional milestone revenue should Erivedge receive approval by the EMA and/or Australian health authorities, and we are also eligible to receive royalties on net sales of Erivedge in all territories where Erivedge is sold.

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

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs including clinical research organizations, medicinal chemistry; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. For each contingent payment, if any, and royalty payments that we receive from Genentech under our Hedgehog pathway inhibitor collaboration, we are obligated to make payments totaling 5% of these amounts to certain third-party university licensors. We will recognize these payments as research and development expense in our financial statements as the related expense is incurred.

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate		Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
-	Erivedge (vismodegib)	Advanced BCC	Genentech	FDA approved; Regulatory submissions pending in EU, AUS, CAD, SWISS review

-	Erivedge (vismodegib)	Operable Nodular BCC	Genentech	Phase II

Network-targeted Cancer Programs
-	CUDC-101 intravenous formulation (EGFR, Her2, HDAC inhibitor)	Cancer	Internal development	Phase I expansion
-	CUDC-101 intravenous formulation (EGFR, Her2, HDAC inhibitor)	Locally advanced HPV- head and neck cancer	Internal development	Phase I
-	CUDC-101 oral formulation (EGFR, Her2, HDAC inhibitor)	Cancer	Internal development	Development candidate
-	CUDC-907 (PI3K, HDAC inhibitor)	Cancer	Internal development	Development candidate
-	Other network-targeted cancer programs	Cancer	Internal development	Preclinical
-	Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase Ib

In the chart above, “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase I expansion” means that we have completed treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested, and that we are currently compiling final study data for future presentation at a medical conference.

“Phase Ib” means that Debiopharm is further assessing the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at the recommended phase II dose level, and seeking to make a preliminary assessment of anti-tumor activity in patients with advanced solid tumors. “Phase I” means that we are currently treating human patients in a phase I clinical trial with CUDC-101, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. “Development candidate” means that we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other studies required to submit an IND application with the FDA seeking to commence a phase I clinical trial based on our testing in several preclinical models of human disease of various compounds from a particular compound class. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under “Part II, Item 1A—Risk Factors.”

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the SEC.

Results of Operations

Three Months Ended March 31, 2012 and March 31, 2011

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2012	2011

Revenues:
Research and development
Genentech	$60,000	$96,000	(38%)
Other	25,000	38,000	(34%)

Subtotal	85,000	134,000	(37%)

License fees from Genentech	10,000,000	—	100%

Royalty revenues from Genentech	271,000	—	100%

Total Revenues	$10,356,000	$134,000	7,628%

Total revenues increased by $10,222,000 to $10,356,000 for the three months ended March 31, 2012 as compared to $134,000 for the same period in 2011, primarily related to an increase in our license fee revenues of $10,000,000 due to payment we received from Genentech upon FDA approval of Erivedge in January 2012. We recognized no license fee revenue under our collaborations for the three months ended March 31, 2011. In addition, we recognized $271,000 of royalty revenues from the net sales of Erivedge during the first quarter of 2012.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales.

Cost of Royalty Revenues. Cost of royalty revenues of $114,000 for the three months ended March 31, 2012 includes a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge and $14,000 paid to two university licensors, which represents 5% of the royalties that we earned with respect to Erivedge during the first quarter of 2012. We did not have cost of royalty revenues for the three months ended March 31, 2011 as Erivedge was approved in January 2012.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/
Research and Development Program	2012	2011	(Decrease)

Hedgehog pathway inhibitor	$49,000	$49,000	—%
CUDC-101	1,268,000	1,094,000	16%
CUDC-907	935,000	695,000	35%
Debio 0932	15,000	7,000	114%
Other network-targeted cancer programs	1,112,000	1,079,000	3%
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	1,464,000	—	100%
Net loss on disposition of assets	—	(31,000)	(100%)
Stock-based compensation	399,000	165,000	142%

Total research and development expenses	$5,242,000	$3,058,000	71%

Our research and development expenses increased by $2,184,000, or 71%, to $5,242,000 for the three months ended March 31, 2012 as compared to $3,058,000 for the same period in 2011. We incurred expenses of $1,464,000 to various university licensors in connection with Erivedge’s FDA approval and our receipt of the corresponding milestone payment. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of our common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees we paid to these same licensors, upon receipt of the $10,000,000 milestone payment in the first quarter of 2012. No such expenses were incurred during the first quarter of 2011. In addition, spending on our CUDC-907 program also increased $240,000 over the prior year period primarily related to costs for IND-enabling toxicology studies. In addition, spending related to our CUDC-101 programs increased $174,000 over the prior year period, primarily related to expenses for outside services related to the development of an oral formulation and the ongoing phase I trial in head and neck cancers that were not incurred in the prior year period .

Stock-based compensation also increased $234,000 from the prior year period primarily related to the expense recognized on unvested non-employee stock options that are marked-to-market at each reporting period, which means that as our stock price fluctuates, the related expense will either increase or decrease commensurately.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-101, CUDC-907 and our other targeted cancer programs. In addition, we will be obligated to pay additional sublicense fees when we receive milestone payments upon the achievement of certain regulatory objectives as well as for royalty payments that we receive on Genentech or Roche’s net sales of Erivedge.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2012	2011
Personnel	$663,000	$572,000	16%
Occupancy and depreciation	137,000	130,000	5%
Legal services	742,000	578,000	28%
Professional and consulting services	366,000	334,000	10%
Insurance costs	59,000	62,000	(5%)
Other general and administrative expenses	210,000	218,000	(4%)
Stock-based compensation	624,000	513,000	22%

Total general and administrative expenses	$2,801,000	$2,407,000	16%

General and administrative expenses increased by $394,000, or 16%, to $2,801,000 for the three months ended March 31, 2012 as compared to $2,407,000 for the prior year period. This increase was primarily due to increased spending for legal services and personnel costs. Legal fees increased $164,000 over the prior year period due to increased spending on patent costs which includes fees related to foreign patent filings and various corporate matters. In addition, personnel costs increased $91,000 primarily due to the accrual of cash incentive payments for executive officers under a 2012 short-term incentive program. Potential cash incentive payments under the 2012 plan could total $521,000 if targets are achieved, of which $381,000 would be recorded in general and administrative expense and $140,000 would be recorded in research and development. No cash incentive payments were accrued during the first quarter of 2011. Finally, stock-based compensation also increased $111,000 from the prior year period as a result of an increase in the number of and grant-date fair value of options issued during the first quarter of 2012 compared to the prior year period.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term, and the fair value of the warrants is recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature for the benefit of the warrantholder that expired on January 27, 2012. The warrants will be revalued each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants.

We estimated that the fair value of the warrants at March 31, 2012 was $3,810,000 using this model with the following assumptions: expected volatility of 77.2%, risk free interest rate of 0.5%, expected life of 2.8 years and no dividends. We estimated that the fair value of the warrants at March 31, 2011 was $3,106,000 using this model with the following assumptions assigned to the varying outcomes: expected volatilities of 79% and 91%, risk free interest rates ranging from 1.2% to 1.7%, expected lives of three to four years and no dividends. We recorded income of $8,000 and a charge of $1,501,000 for the quarter ended March 31, 2012 and 2011, respectively, primarily related to the change in our stock price during the respective periods. During the quarter ended March 31, 2012, warrants to purchase 212,500 shares of our common stock were exercised.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We received a milestone payment of $10,000,000 based upon the FDA approval of Erivedge. We also earned royalty revenues of $271,000 in connection with Genentech’s net sales of Erivedge during the quarter ended March 31, 2012 and we will continue to receive royalties on any future Erivedge net sales. In addition, during the fourth quarter of 2011, Roche submitted a MAA for Erivedge to the EMA for which we earned a $6,000,000 milestone payment. Roche has indicated that it anticipates potential EMA approval for Erivedge during the second half of 2012 or the first half of 2013. Roche has also filed new drug applications in 2012 with Australian, Canadian and Swiss health agencies seeking approval for Erivedge in advanced BCC. In May 2012 we earned a $4,000,000 milestone payment in connection with Roche’s filing in Australia. We will receive additional milestone payments if Erivedge receives EMA marketing authorization or approval in Australia, as well as royalties on future net sales in all territories where Erivedge is sold.

At March 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $45,039,000, excluding our restricted investment of $194,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

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

Net cash provided by operating activities was $4,313,000 during the three-month period ended March 31, 2012 was primarily the result of our net income for the period of $2,226,000, as well as non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, the issuance of common stock to licensees and depreciation totaling $1,950,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2012, including a decrease of $440,000 in prepaid expenses and other current assets, which was offset by an increase of $298,000 in our accounts receivable primarily related to royalties earned on the sale of Erivedge.

Net cash used in operating activities of $4,628,000 for the three-month period ended March 31, 2011. Net cash used in operating activities during the three-month period ended March 31, 2011 was primarily the result of our net loss for the period of $6,800,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2011, including a decrease of $148,000 in our accounts payable and accrued liabilities. This decrease was offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, depreciation and a gain on the sale of assets totaling $2,272,000.

We expect to continue to use cash in operations as we continue to seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $7,646,000 for the three-month period ended March 31, 2012 and provided cash of $7,319,000 for the three-month period ended March 31, 2011, resulting primarily from net investment activity for the respective periods. During the three-month period ended March 31, 2012, we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $42,000. During the three-month period ended March 31, 2011, the restriction on our short-term investment for $219,000 ended resulting in an increase in our available cash for the period.

Financing activities provided cash of $2,900,000 and $602,000 for the three-month periods ended March 31, 2012 and 2011, respectively, principally from the exercise of stock options and warrants.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $729,862,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101, CUDC-907 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under collaboration agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge and the ability of Erivedge to be approved for commercial sale in other countries, which would result in us becoming eligible to receive additional milestone payments as well as royalties on any future sales. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech, Debiopharm and the LLS; and

•

royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advance BCC by Genentech, which is approved in the US and is under review for approval in Europe, Australia, Canada and Switzerland by the respective health authorities.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. For example, the amount of future royalty payments that we will receive as a result of Genentech’s U.S. net sales of Erivedge, as well as potential future royalty payments that we may receive on net sales of Erivedge in territories outside of the U.S., to the extent that Genentech successfully obtains marketing approval in such territories, is highly uncertain.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2012, should enable us to maintain current and planned operations into the first half of 2014. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates, including the level of any royalty payments from sales of Erivedge;

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

While we anticipate receiving royalty payments in future periods from sales of Erivedge by Genentech, we anticipate that we will require additional funding. If we are unable to obtain such additional funding on a timely basis, whether through payments under existing or future collaborations or license agreement or sales of debt or equity, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates; or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2012.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents and short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include material changes to, and restate and supersede, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

We are reliant on Genentech for the successful development and commercialization of Erivedge. If Genentech does not successfully commercialize Erivedge for advanced BCC, or develop Erivedge for other indications, our future prospects and our ability to finance our operations may be substantially harmed.

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced forms of BCC. Genentech and/or Roche has also filed and had accepted an MAA with the European Medicines Agency as well as regulatory submissions with Australian, Canadian and Swiss regulatory authorities seeking regulatory approvals of Erivedge in these territories for this same indication. Genentech and Roche are also conducting a phase II clinical trial of Erivedge in operable nodular BCC and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. Moreover, our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to: (i) successfully commercialize Erivedge in the advanced BCC indication such that net sales are generated at a level for which we will derive meaningful royalties from Genentech, (ii) successfully file regulatory submissions for, and obtain approval to sell, Erivedge in Europe and/or other territories for advanced BCC, and (iii) obtain favorable results in ongoing and planned clinical trials of Erivedge in other indications, including the ongoing clinical trial in operable BCC. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors;

•

Genentech and/or Roche fails to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the US;

•	Genentech and/or Roche does not develop and implement effective marketing, sales and distribution strategies and operations, for development and commercialization of Erivedge for advanced BCC;

•	Genentech and/or Roche does not develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices, or cGMP;

•

Genentech and/or Roche does not successfully obtain third party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

•	we or Genentech and/or Roche encounter any third party patent interference or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche does not comply with any and all regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•	new safety risks are identified after Erivedge is commercially marketed; and/or

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

Our drug candidates in our network-targeted cancer program, including CUDC-101, Debio 0932 and CUDC-907, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical studies. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, CUDC-907 or Debio 0932, or any other drug candidates from our network-targeted cancer programs, in which case we will not achieve profitability and the value of our stock will decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. Genentech recently obtained FDA approval to commercialize Erivedge, the sole compound being developed under this collaboration, in advanced BCC. Genentech and Roche are also seeking to obtain regulatory approval for this same indication in the EU, Australia, Canada and Switzerland and are also conducting, both alone and in collaboration, further studies of Erivedge for other indications. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is testing Debio 0932 in a phase Ib clinical trial in advanced solid tumors. Our collaboration agreement with Genentech and our license agreement with Debiopharm are our most significant collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech and Debiopharm each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. The timing and amount of any cash payments related to royalties and the achievement of development objectives that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under their respective agreements with us. For example, our ability to obtain meaningful amounts of royalty income from sales of Erivedge for advanced BCC will depend in large part upon the degree to which Genentech applies suitable financial and other resources to the manufacture, commercialization and sale of Erivedge for advanced BCC and to obtaining regulatory approvals outside of the US.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more drug candidates under our network-targeted cancer drug programs, generally following our completion of at least phase I clinical testing. For example, while we are not presently seeking to enter into corporate collaborations for CUDC-101, we are likely to seek to partner CUDC-101, CUDC-907 as well as other drug candidates from these programs in the future. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., phase III) or commercialization. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for CUDC-101, CUDC-907 or any future programs because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficient differentiability compared to existing or emerging treatments. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us.

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

We have a limited internal group for overseeing our clinical trials. In the near term, we expect to rely in part on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, assist us in creating and submitting IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

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

As of March 31, 2012, we had an accumulated deficit of approximately $729,862,000. We have incurred net losses of $9,859,000, $4,435,000 and $9,823,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and reported net income of $2,226,000 for the three months ended March 31, 2012. Other than Erivedge, which was approved by the FDA in

January 2012 for the treatment of advanced forms of BCC, we have not successfully commercialized any products to date, either alone or in collaboration with others. We are entitled to royalties on net sales of Erivedge by Genentech. If these royalties are not meaningful or we are not able to successfully commercialize any other products, we will not achieve sustainable profitability. All of our drug candidates other than Erivedge are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We will require substantial additional capital, which may be difficult to obtain.

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

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under collaboration agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge and the ability of Erivedge to be approved for commercial sale in other countries, which would result in us becoming eligible to receive additional milestone payments as well as royalties on any future sales. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements for our technologies under development;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech, Debiopharm and LLS; and

•

royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advance BCC by Genentech, which is approved in the US and is under review for approval in Europe, Australia, Canada and Switzerland by the respective health authorities.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. For example, the amount of future royalty payments that we will receive as a result of Genentech’s U.S. net sales of Erivedge, as well as potential future royalty payments that we may receive on net sales of Erivedge in territories outside of the U.S., to the extent that Genentech successfully obtains marketing approval in such territories, is highly uncertain.

We anticipate that existing cash, cash equivalents, marketable securities and working capital at March 31, 2012 should enable us to maintain current and planned operations into the first half of 2014. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators, including the level of any royalty payments from sales of Erivedge;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates including the level of any royalty payments from sales of Erivedge;

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

While we anticipate receiving royalty payments in future periods from sales of Erivedge by Genentech, we anticipate that we will require additional funding. If we are unable to obtain such additional funding on a timely basis, whether through payments under existing or future collaborations or license agreement or sales of debt or equity, we may be required to:

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

At March 31, 2012, we had $45,039,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech is a wholly-owned member of the Roche Group and Roche has also made public statements regarding its expectations for the clinical development and potential regulatory approval of Erivedge in territories other than the U.S., and may in the future make additional statements about its goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, we can not assure you that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, there are several Hedgehog pathway inhibitors presently in clinical development by companies including Bristol-Myers Squibb, Infinity Pharmaceuticals, Millenium Pharmaceuticals, Novartis and Pfizer that may compete with Erivedge. Genentech and Roche are currently commercializing Erivedge in advanced BCC and also conducting a Phase II trial in less severe forms of BCC. In addition, Erivedge is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI. We currently believe that the nearest competitive molecule to Erivedge in clinical development is in Phase II clinical testing in locally advanced and metastatic BCC. Competitors may discover, characterize and develop their Hedgehog pathway inhibitor drug candidates and compete with us in the same cancer indications in which Erivedge is currently being studied.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.97 per share for the period January 1, 2011 through May 3, 2012. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of March 31, 2012, we had approximately 78.7 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on March 31, 2012 was approximately 698,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

Furthermore, as of March 31, 2012, we have outstanding warrants to purchase 1,398,318 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. For example, assuming that we issued and sold shares of common stock in a public offering at $3.00 per share, these warrants would become exercisable for an aggregate of 1,415,113 shares of our common stock, at an exercise price of $3.51 per share, which is equal to an aggregate of additional 16,795 shares as a result of the adjustment. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

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

As of March 31, 2012, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 31% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2012, we issued 200,000 unregistered shares of our common stock (the “Shares”) as partial consideration for certain rights and licenses granted to us under pursuant to the terms of license agreements that we have entered into with two university licensors of intellectual property related to the Hedgehog signaling pathway. The Shares were issued pursuant to common stock purchase agreements dated March 30, 2012 by and between Curis and each of these universities. We did not receive any cash proceeds from the issuance of the Shares. The Shares were issued in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) promulgated thereunder relative to sales by an issuer not involving any public offering.

Item 6.	Exhibits

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: May 10, 2012	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Drug Development Partnership and License Agreement, dated as of February 24, 2012, between Curis and Guangzhou BeBetter Medicine Technology Co, LTD.

10.2	Severance Agreement, effective as of February 24, 2012, between Curis, Inc. and Changgeng Qian, Ph.D., M.D. as filed on Form 8-K on March 1, 2012 as Exhibit 10.1

10.3	Consulting Agreement, dated as of February 24, 2012, between Curis, Inc. and Changgeng Qian, Ph.D., M.D. as filed on Form 8-K on March 1, 2012 as Exhibit 10.2

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished, not filed, herewith.

†	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.