Form 10-Q
period 2012-06-30
CURIS INC
filed 2012-08-09
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of August 2, 2012, there were 79,622,590 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,089,655	$15,119,730
Marketable securities	32,616,147	22,597,845
Accounts receivable	318,306	42,067
Prepaid expenses and other current assets	397,139	743,799

Total current assets	45,421,247	38,503,441

Property and equipment, net	428,950	455,730
Long-term investment – restricted	194,282	235,914
Goodwill	8,982,000	8,982,000
Other assets	2,980	2,980

Total assets	$55,029,459	$48,180,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,429,316	$2,364,437
Accrued liabilities	1,062,626	1,422,107

Total current liabilities	3,491,942	3,786,544
Warrants	4,304,922	4,361,168
Other long-term liabilities	177,703	156,396

Total liabilities	7,974,567	8,304,108

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value – 125,000,000 shares authorized; 80,581,596 shares issued and 79,533,889 shares outstanding at June 30, 2012; and 78,165,360 shares issued and 77,117,653 shares outstanding at December 31, 2011	805,816	781,654
Additional paid-in capital	779,848,984	772,039,254
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Accumulated deficit	(732,748,357)	(732,087,642)
Accumulated other comprehensive income	39,723	33,965

Total stockholders’ equity	47,054,892	39,875,957

Total liabilities and stockholders’ equity	$55,029,459	$48,180,065

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Research and development	$98,824	$92,867	$184,454	$226,405
Royalties	252,750	—	523,372	—
License fees	4,000,000	300,000	14,000,000	300,000

Total revenues	4,351,574	392,867	14,707,826	526,405

COSTS AND EXPENSES:
Cost of royalty revenues	12,637	—	126,168	—
Research and development	4,500,456	3,144,050	9,742,405	6,202,549
General and administrative	2,264,586	1,867,782	5,065,663	4,275,131

Total costs and expenses	6,777,679	5,011,832	14,934,236	10,477,680

Loss from operations	(2,426,105)	(4,618,965)	(226,410)	(9,951,275)

OTHER INCOME/(EXPENSE):
Interest income	34,994	25,341	53,095	58,910
Change in fair value of warrant liability	(495,341)	(320,440)	(487,400)	(1,821,850)

Total other expense	(460,347)	(295,099)	(434,305)	(1,762,940)

Net loss	$(2,886,452)	$(4,914,064)	$(660,715)	$(11,714,215)

Net loss per common share (basic and diluted)	$(0.04)	$(0.06)	$(0.01)	$(0.15)

Weighted average common shares (basic and diluted)	79,052,517	76,378,369	78,304,441	76,103,611

Total comprehensive loss	$(2,899,231)	$(4,931,189)	$(654,957)	$(11,725,873)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(660,715)	$(11,714,215)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	60,432	45,089
Stock-based compensation expense	2,030,418	1,039,558
Issuance of common stock to licensees	964,000	—
Change in fair value of warrant liability	487,400	1,821,850
Non-cash interest (income)/expense	(99,171)	120,363
Net gain on sale of assets	—	(36,446)
Changes in operating assets and liabilities:
Accounts receivable	(276,239)	(7,153)
Prepaid expenses and other assets	468,486	22,183
Accounts payable and accrued liabilities	(273,295)	(117,760)

Total adjustments	3,362,031	2,887,684

Net cash provided by/(used in) operating activities	2,701,316	(8,826,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(30,163,823)	(25,611,178)
Sales of marketable securities	20,250,450	32,097,814
Purchases of property and equipment	(33,652)	(246,378)
Proceeds from sale of assets	—	36,446
Decrease in restricted cash	41,632	219,458

Net cash (used in)/provided by investing activities	(9,905,393)	6,496,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	4,174,002	1,295,620

Net cash provided by financing activities	4,174,002	1,295,620

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,030,075)	(1,034,749)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,119,730	7,826,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,089,655	$6,791,800

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

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

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States, or the U.S., by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory agencies. In January 2012, the Erivedge™ capsule was approved by the FDA and became commercially available in February 2012 (see Note 4).

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its research and development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of its entry into new collaborations, if any, the timing of the receipt of payments from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. The Company anticipates that existing capital resources at June 30, 2012 should enable the Company to maintain its current and planned operations into the first half of 2014. The Company’s ability to continue funding its planned operations into and beyond the first half of 2014 is dependent upon, among other things, the success of its collaborations with Genentech Inc., or Genentech, and Debiopharm S.A., or Debiopharm, and receipt of additional cash payments under these collaborations, its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. As a result, the Company cannot assure that it will attain any further revenue under any collaborations or licensing arrangements. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2012.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2012 and the results of operations and cash flows for the six-month periods ended June 30, 2012 and 2011. The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, the collectibility of receivables, the carrying value of property and equipment and intangible assets, management assumptions used in its calculations of stock-based compensation expense, and the value of certain investments and liabilities, including the value of its warrant liability. Actual results may differ from such estimates.

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

4.	Collaboration Agreements

(a)	Genentech June 2003 Collaboration

In January 2012, the FDA approved Genentech’s New Drug Application for the Erivedge capsule for the treatment of adults with basal cell carcinoma that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. Erivedge is being developed and commercialized by F. Hoffmann-La Roche Ltd, or Roche, and Genentech, a member of the Roche Group, under a collaboration agreement between the Company and Genentech. As a result of the FDA's approval of Erivedge in this indication, the Company earned a $10,000,000 milestone payment from Genentech and is also entitled to receive royalties on future sales of the product. In May 2012, Roche announced that it has submitted an application for marketing registration for Erivedge to Australia’s Therapeutic Goods Administration, or TGA, and as a result, the Company earned an additional $4,000,000 milestone payment. The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash payments under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. As of June 30, 2012, the Company has received $46,000,000 in the aggregate since the inception of the agreement.

The Company recognized $4,000,000 and $14,000,000 in milestone payments as license revenue in its Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012, respectively, as the Company does not have any further substantive performance obligations under the collaboration. The Company did not recognize license revenue under this collaboration during the three and six months ended June 20, 2011.

In connection with the receipt of milestone payments from Genentech, the Company recorded research and development expenses of $650,000 and $2,114,000 during the three and six months ended June 30, 2012, respectively, which represents the Company’s obligations to university licensors. Research and development expenses of $650,000 recorded during the three months ended June 30, 2012 include $550,000 for obligations the Company incurred in connection with Roche’s application to the TGA for marketing registration for Erivedge in Australia and the related $4,000,000 milestone that the Company received. The remaining $100,000 in research and development expense recorded during the three months ended June 30, 2012 represents an immaterial out-of-period expense associated with Roche's 2009 investigational new drug filing in Australia. The Company also recorded research and development expenses of $500,000 during the six months ended June 30, 2012, related to the Company’s receipt of the $10,000,000 milestone payment associated with the FDA’s U.S. approval of Erivedge in January 2012. The remaining expense of $964,000 recognized during the six months ended June 30, 2012 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of the Company’s common stock in March 2012 to two university licensors in connection with the FDA-approval of Erivedge.

The Company also recognized $252,750 and $523,372 in royalty revenue from Genentech’s net sales of Erivedge during the three and six months ended June 30, 2012, respectively. The Company recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations of $12,637 and $126,168 during these same periods. Cost of royalty revenues include $12,637 and $26,168 for the three and six months ended June 30, 2012, respectively, which represents 5% of the royalties earned by the Company with respect to Erivedge that the Company is obligated to pay to two university licensors. Cost of royalty revenues for the six months ended June 30, 2012 also includes a one-time cash payment of $100,000 paid to a university licensor upon the first commercial sale of Erivedge.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement with The Leukemia & Lymphoma Society, or LLS, under which LLS will support the Company’s ongoing development of CUDC-907 for patients with B-cell lymphoma and multiple myeloma. Under the agreement, LLS will fund approximately 50% of the direct costs of the development of CUDC-907, up to $4,000,000. Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in these indications, the Company may be obligated to make payments to LLS up to a maximum of $10,000,000. As of June 30, 2012, the Company has not received any payments or recorded any revenue under this agreement to date and expects that the first milestone could be achieved in the second half of 2012 as CUDC-907 nears the filing of an investigational new drug application, or IND. Additional milestones would be earned as the Company progresses CUDC-907 into a phase Ia clinical trial.

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

The Financial Accounting Standards Board, or FASB, Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's warrant liability was valued using a probability-weighted Black-Scholes model, discussed further in Note 6, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2012 and December 31, 2011 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2012:
Cash equivalents
Money market funds	$7,832,066	$—	$—	$7,832,066
Municipal bonds	—	2,145,000	—	2,145,000
Investments
Corporate commercial paper, stock, bonds and notes	16,423,449	16,192,698	—	32,616,147

Total assets at fair value	$24,255,515	$18,337,698	$—	$42,593,213

Warrants	—	—	4,304,922	4,304,922

Total liabilities at fair value	$—	$—	$4,304,922	$4,304,922

As of December 31, 2011:
Cash equivalents
Money market funds	$5,366,747	$—	$—	$5,366,747
Municipal bonds	2,375,000	—	—	2,375,000
Investments
US government obligations	—	3,808,704	—	3,808,704
Corporate commercial paper, stock, bonds and notes	7,365,841	11,423,300	—	18,789,141

Total assets at fair value	$15,107,588	$15,232,004	$—	$30,339,592

Warrants	—	—	4,361,168	4,361,168

Total liabilities at fair value	$—	$—	$4,361,168	$4,361,168

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2011 and 2012:

Balance at December 31, 2010	$1,604,742
Change in fair value	1,821,850

Balance at June 30, 2011	$3,426,592

Balance at December 31, 2011	$4,361,168
Warrants exercised	(543,646)
Change in fair value	487,400

Balance at June 30, 2012	$4,304,922

6.	Investments

The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of June 30, 2012, with maturity dates ranging between one and twelve months and with a weighted average maturity of 4.7 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds, notes and stock	$32,608,962	$7,185	$32,616,147

Total marketable securities	$32,608,962	$7,185	$32,616,147

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of June 30, 2012, warrants to purchase 214,004 shares of the Company’s common stock have been exercised. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share. The warrants also included a cash-settlement option in the event of a change of control that expired on January 27, 2012. Due to the terms, the warrants are classified as a liability and, therefore, the fair value of the warrants was recorded as a liability in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants, with updated assumptions at each reporting date. The Company estimated that the fair value of the warrants at June 30, 2012 was $4,304,922, using the following assumptions: expected volatility of 75.4%, risk free interest rate of 0.4%, expected life of 2.6 years, and no dividends. The Company estimated that the fair value of the warrants at June 30, 2011 was $3,426,592 using this same model with the following assumptions assigned to the varying outcomes: expected volatility of 80%, risk free interest rates ranging from 0.8% to 1.1%, expected lives of three to four years, and no dividends. The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability is recognized in the Consolidated Statement of Operations.

The Company recorded other expense of approximately $495,341 and $487,400 for the three and six months ended June 30, 2012, respectively, due to changes in fair value of the warrant liability. During the six months ended June 30, 2012, as a result of the exercise of warrants to purchase 212,500 shares of the Company’s common stock, the warrant liability decreased $543,646 with an offsetting increase to additional paid-in-capital. The Company recorded other expense of approximately $320,440 and $1,821,850 for the three and six months ended June 30, 2011, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to an increase in the Company’s stock price during the prior year periods.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued compensation	$787,483	$1,065,570
Professional fees	159,625	190,500
Other	115,518	166,037

Total	$1,062,626	$1,422,107

9.	Related Party Transaction

License Agreement

Effective on February 24, 2012, the Company entered into a Drug Development Partnership and License Agreement for CU-906 and CU-908 (the “license agreement”) with Guangzhou BeBetter Medicine Technology Company Ltd., a company organized under the laws of the People’s Republic of China (“GBMT”). Dr. Changgeng Qian, the Company’s former Senior Vice President, Discovery and Preclinical Development, is the founder, owner, and legal representative of GBMT.

Pursuant to the license agreement, the Company has granted to GBMT an exclusive royalty-free license, with the right to grant sublicenses subject to certain conditions, to develop, manufacture, market and sell any product containing CU-906 or CU-908 in China, Macau, Taiwan and Hong Kong, or the GBMT territory. The Company does not intend to internally develop these compounds. In addition, the Company has granted to GBMT a non-exclusive, royalty-free manufacturing license, with the right to grant sublicenses subject to certain conditions, to manufacture CU-906 or CU-908 or any product containing CU-906 or CU-908 outside of the GBMT Territory solely to import the compounds or products into the GBMT territory. Pursuant to the terms of the license agreement, the Company has retained rights, including the right to grant sublicenses, to develop, manufacture, market and sell any product containing CU-906 or CU-908 worldwide excluding the GBMT Territory. The Company also has certain specified rights to any GBMT technology developed under the license agreement as well as certain specified rights to GBMT’s interest in joint technology developed under the license agreement. Furthermore, the Company has a right of first negotiation to obtain a license to CU-906 or CU-908 for the GBMT Territory from GBMT.

The Company has agreed to transfer to GBMT know how, information and materials necessary for GBMT to continue the development of products in accordance with the development plan outlined in the license agreement and has agreed not to assert certain Company patents against GMBT, its affiliates or sublicensee so that such party may manufacture, market and sell any product containing CU-906 or CU-908 in the GBMT territory. Furthermore, the Company will provide GBMT with up to $400,000 in financial support for specified CU-908 pre-clinical activities related to enabling the filing by the Company of an IND with the FDA, provided that GMBT completes such CU-908 IND-enabling activities in accordance with specified criteria and delivers a U.S. IND package for CU-908 to the Company within prescribed timeframes as specified in the license agreement. All costs incurred under this agreement will be expensed as incurred. As of June 30, 2012, the Company had not incurred any expenses under this agreement.

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

Unless terminated earlier in accordance with the terms of the license agreement, the license agreement will expire on the later of (i) the expiration of the last-to-expire valid claim of the Company patents and the Company non-assert patents relating to the products, and (ii) such time as none of GBMT, its affiliates and sublicensees is commercializing any compound or product in the GBMT Territory. Pursuant to the license agreement, either party can terminate the license agreement upon notice under prescribed circumstances, and the license agreement specifies the consequences to each party for such early termination.

The license agreement also sets forth customary terms regarding each party’s intellectual property ownership rights, representations and warranties, indemnification obligations, confidentiality rights and obligations, and patent prosecution, maintenance, enforcement and defense rights and obligations.

Severance Agreement

On February 16, 2012, the Company and Dr. Qian entered into a severance agreement that became binding and effective on February 24, 2012. The severance agreement provides that Dr. Qian, in exchange for his execution and nonrevocation of a general release of claims in favor of the Company as set forth in the severance agreement, will be provided certain severance benefits, including a lump-sum payment equivalent to one-half times his base annual salary rate in effect as of his termination date to be paid in August 2012. As a result, the Company had accrued $137,500 related to Dr. Qian’s severance in the accrued liabilities section of the Company’s Condensed Consolidated Balance Sheets as of June 30, 2012. The severance agreement also provides for the engagement of Dr. Qian as a consultant pursuant to the terms of a consulting agreement.

10.	Accounting for Stock-Based Compensation

As of June 30, 2012, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the board of directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed with the Securities and Exchange Commission on February 29, 2012.

During the six months ended June 30, 2012, the Company’s board of directors granted options to purchase 1,182,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

During the six months ended June 30, 2012, the Company’s board of directors also granted options to its non-employee directors to purchase 470,000 shares of common stock under the 2010 Stock Incentive Plan. These options will vest monthly over a one-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee and director options awarded during the six months ended June 30, 2012 and 2011 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2012	2011
Expected life (years) – employees	6	6
Expected life (years) – directors	6	6
Risk-free interest rate	1.0-1.2%	2.4-2.5%
Volatility	74-76%	73-74%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2012 was $30,021,000, of which $24,464,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2012 and 2011 were $2.99 and $1.43, respectively. As of June 30, 2012, there was approximately $5,765,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.5 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2012 and 2011 were $5,779,000 and $826,000, respectively. The total fair values of vested stock options for the six months ended June 30, 2012 and 2011 were $1,228,000 and $1,050,000, respectively.

The Company recorded $833,497 and $1,649,725 in compensation expense for the three and six months ended June 30, 2012, respectively, and $348,742 and $1,011,738 in compensation expense for the three and six months ended June 30, 2011, respectively, related to employee and director stock option grants.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. The Company recognized expense related to non-employee stock options of $174,245 and $380,693, for the three and six months ended June 30, 2012, respectively, and expense of $13,104 and $27,820 for the three and six months ended June 30, 2011, respectively.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2012 and 2011, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations, including expense related to its 2010 Employee Stock Purchase Plan:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expenses	$365,855	$178,808	$765,010	$343,861
General and administrative expenses	641,887	183,038	1,265,408	695,697

Total stock-based compensation expense	$1,007,742	$361,846	$2,030,418	$1,039,558

The table below summarizes options outstanding and exercisable at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.79 - $ 1.39	2,735,809	4.97	$1.18	2,567,519	$1.19
1.43 - 2.15	2,628,568	5.63	1.73	2,063,310	1.62
2.27 - 3.76	2,432,733	5.03	2.75	1,555,446	2.52
3.98 - 4.52	2,204,614	7.85	4.39	758,445	4.13
4.56 - 5.60	720,000	1.88	4.74	712,000	4.74

	10,721,724	5.53	$2.57	7,656,720	$2.20

11.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2012 and 2011, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the Three and Six Months Ended June 30, 2012	For the Three and Six Months Ended June 30, 2011
Stock options outstanding	10,721,724	11,828,227
Warrants outstanding	1,398,318	1,610,818

Total antidilutive securities	12,120,042	13,439,045

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hedgehog Pathway Inhibitor Program (Erivedge™)

Erivedge™ (vismodegib) capsule. Our most advanced program is our Hedgehog pathway inhibitor program under collaboration with Genentech, Inc., or Genentech, a member of the Roche Group. Pursuant to this collaboration, Genentech and Roche are responsible for clinical development, and Genentech (in the U.S.), Roche (outside the U.S., excluding Japan) and Chugai Pharmaceuticals (in Japan) are responsible for commercialization of Erivedge. The lead drug candidate being developed under this program is Erivedge, a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, which is also referred to as vismodegib. Erivedge is designed to selectively inhibit signaling in the Hedgehog pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway plays an important role in regulating proper growth and development in the early stages of life and becomes less active in adults. However, mutations in the pathway that reactivate Hedgehog signaling are seen in certain cancers, including basal cell carcinoma, or BCC. Abnormal signaling in the Hedgehog pathway is implicated in over 90% of BCC cases.

In January 2012, the U.S. Food and Drug Administration, or FDA, approved Genentech’s new drug application, or NDA, for the Erivedge™ capsule for the treatment of adults with BCC that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. Erivedge is being developed and commercialized by Roche and Genentech. As a result of the FDA’s approval of Erivedge in this indication, we earned a $10,000,000 payment from Genentech and we are also entitled to receive royalties on future net sales of the product. During the three months ended March 31, 2012, we recognized the $10,000,000 milestone payment as license revenue. In addition, we recorded research and development expenses related to the FDA’s approval of Erivedge of $1,464,000 during the three months ended March 31, 2012 which represents our obligations to university licensors. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of our common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees we paid to these same licensors upon our receipt of the $10,000,000 milestone payment in the first quarter of 2012.

In May 2012, we earned a $4,000,000 milestone payment in connection with Roche’s filing in Australia which we recognized as license revenue during the three months ended June 30, 2012. In addition, we recorded research and development expenses for this period of $650,000 which represents our obligations to university licensors. Of this amount, $450,000 represents cash milestones specific to the Australian territory and the remaining $200,000 represents sublicense fees totaling 5% of the $4,000,000 milestone payment that we received.

We also recognized $523,000 of royalty revenue from Genentech’s net sales of Erivedge during the first half of 2012, including $253,000 during the second quarter. We recorded cost of royalty revenues of $126,000 during this same period, including a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge and $26,000 paid to two university licensors, which represents 5% of the royalties that we earned with respect to Erivedge during the first half of 2012.

During the fourth quarter of 2011, Roche submitted a Marketing Authorization Application, or MAA, for Erivedge to the European Medicines Agency, or EMA, for which we earned a $6,000,000 milestone payment. Roche has indicated that it anticipates potential EMA approval for Erivedge during the second half of 2012 or the first half of 2013. Roche has also filed new drug applications in 2012 for marketing registration with Australian, Canadian, Israeli, Mexican and Swiss health agencies seeking approval for Erivedge in advanced BCC. Erivedge’s FDA approval and Roche’s regulatory submissions in regards to Erivedge in Europe, Australia, Canada and Switzerland are based on positive clinical data from ERIVANCE BCC/SHH4476g, a pivotal phase II study of Erivedge in patients with advanced BCC.

We will receive additional milestone payments if Erivedge receives EMA marketing authorization or approval in Australia and will be obligated to make payments to university licensors that total 5% of each of these milestone payments that we receive. We are also entitled to a royalty on net sales of Erivedge that ranges from the mid-to-high single digits, which escalates within this range with increasing product sales. The royalties that we recorded during the first half of 2012, for example, were calculated at 5% of Erivedge net sales reported by Roche. In certain specified circumstances, the royalty rate applicable to Erivedge may be decreased to a low-to-mid single digit royalty, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. We are obligated to make payments to university licensors on royalties that we earn in all territories other than Australia in an amount that is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we earn from Roche’s potential future sales of Erivedge in Australia, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

Genentech is also conducting a separate phase II clinical trial of Erivedge in patients with operable nodular BCC, which is a less severe form of the disease and accounts for a significant percentage of the approximately two million BCCs diagnosed annually in the U.S. This phase II trial is the first study to assess the ability of Erivedge to provide complete histological clearance of tumor, an important first step in determining the efficacy of Erivedge in less severe forms of BCC, where BCC lesions are generally treated surgically. This trial is designed to test Erivedge as a single-agent therapy in approximately 75 patients with operable nodular BCC in a US-based, open label, three-cohort clinical trial. Patients in the first and second cohorts receive a 150 mg daily oral dose of Erivedge for 12 weeks, while patients in the third cohort receive 16 weeks of daily dosing, with two eight-week dosing cycles surrounding a four-week period in which patients will not receive Erivedge. The primary outcome measure for the first and third cohorts is the rate of complete histological clearance of the target nodular BCC lesions at the time of tumor excision (which may occur up to 12 or 20 weeks, respectively, following initiation of treatment) while the primary outcome measure for the second cohort is the rate of durable complete clearance of target nodular BCC lesions at the time of excision (which may occur up to 36 weeks following initiation of treatment).

Data from the first cohort were published in April 2012 in the Journal of Investigative Dermatology and were also presented at the annual meeting of the Society for Investigative Dermatology in May 2012. This first cohort evaluated the safety and efficacy of 12 weeks of daily 150 mg dosing of Erivedge in 24 patients with newly diagnosed nodular, operable BCC. Patients then underwent Mohs surgery with independent pathology review. Pathologically confirmed complete clearance was reported in 10 (42%) patients and clinical complete and partial responses were reported for 23 (96%) patients. The most frequent adverse events were similar to those observed in previous studies with Erivedge and included muscle spasms (79%), ageusia/dysgeusia (79%), alopecia (38%), fatigue (21%) and nausea (21%). Most adverse events were Grade 1-2; seven patients (29%) reported Grade 3 adverse events, including four patients with muscle spasm. No serious adverse events were reported. Eight (33%) patients discontinued the study, including two (8%) due to adverse events. Cohort two is fully enrolled and accrual to cohort three is ongoing with full study results expected in first half of 2013.

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

CUDC-101. Our lead candidate from these programs is CUDC-101, a first-in-class small molecule compound designed to simultaneously target epidermal growth factor receptor, or EGFR, human epidermal growth factor receptor 2, or HER2, and histone deacetylase, or HDAC, all of which are validated cancer targets. A significant amount of our capital resources are focused on the ongoing clinical and preclinical development of this molecule. To date, we have completed a phase I dose escalation clinical trial of CUDC-101 in 25 patients with advanced, refractory solid tumors and a phase I expansion trial that tested CUDC-101 in 46 patients with specific tumor types, including breast, gastric, head and neck, liver and non-small cell lung cancers. The phase I expansion trial was designed as an open-label study in which patients were treated with CUDC-101 at the maximum tolerated dose, which was determined in the phase I dose escalation study to be 275 milligrams per meter2. The primary objectives of this study were to compare the safety and tolerability of CUDC-101 in subjects with these specific advanced solid tumors when the drug was administered via one-hour intravenous infusion either on a five days per week schedule (one week on/one week off) or on a three days per week schedule (three weeks on/one week off).

In 2011, we initiated a phase I clinical trial of CUDC-101 in patients with locally advanced head and neck cancer patients whose cancer is human papilloma virus, or HPV, negative. In April 2012, we amended the protocol for this trial to allow enrollment of patients with HPV positive head and neck cancer patients and a prior smoking history. We have treated five patients in this trial as of August 3, 2012. The primary objectives of this study are to evaluate the safety and tolerability of CUDC-101 when administered in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. Upon determination of the maximum tolerated dose and assuming the otherwise successful completion of this phase I trial, we intend to conduct a randomized phase II two-arm clinical trial in which head and neck cancer patients will receive cisplatin and radiation plus or minus CUDC-101. The phase II study would seek to evaluate whether the addition of CUDC-101 can improve the efficacy of cisplatin and radiation therapy in this patient population. We currently estimate initiating this phase II study in the first half of 2013.

We are also working on advancing an oral formulation of CUDC-101 into clinical development. We believe that an oral formulation has the potential to make CUDC-101 more competitive in certain cancers where there are investigational or commercially available molecules that are orally administered. Pending the successful completion of ongoing formulation and preclinical development work, we intend to file an investigational new drug application, or IND, with the FDA and begin a phase I study of an oral formulation of CUDC-101 in the second half of 2012.

CUDC-907. In 2011, we selected development candidate CUDC-907, an orally bioavailable, network-targeted small molecule that is designed to inhibit phosphatidylinositol-3-kinase, or PI3K, and HDAC. Our scientists are developing CUDC-907 based on published and internally generated data demonstrating that HDAC and PI3K inhibitors have synergistic interaction in certain preclinical cancer models, and based on published observations of clinical activity of such agents in hematological cancers. We believe that CUDC-907 with its synergistic mechanism of cancer signaling network disruption has demonstrated potent preclinical antitumor activity in a variety of hematological tumor models including non-Hodgkin’s lymphoma and multiple myeloma which has the potential to translate into clinical advantages over single targeted agents.

In November 2011, we entered into an agreement with The Leukemia & Lymphoma Society, or LLS, under which LLS will provide a portion of the funding for the development of CUDC-907 if we succeed in advancing this development candidate into a clinical trial for patients with B-cell lymphoma and multiple myeloma. Pending the successful completion of ongoing formulation and preclinical development work, we expect to file an IND with the FDA and begin a phase I study of CUDC-907 during the second half of 2012.

Hsp90 Program

Debio 0932. Our heat shock protein 90, or Hsp90, program is being developed by Debiopharm S.A., a Swiss pharmaceutical development company, under an August 2009 license agreement between Curis and Debiopharm. In April 2010, Debiopharm recruited the first patient in a phase I clinical trial to evaluate the safety of Debio 0932 in patients with advanced solid tumors. In 2011, Debiopharm successfully advanced Debio 0932 through the dose escalation portion of this phase I study. Debiopharm presented data from this study at the annual meeting of the American Society of Clinical Oncology in June 2012. Debio 0932 was tested in 50 patients in this portion of the study, including 22 patients that received Debio 0932 every other day and 28 patients that received daily dosing of Debio 0932. Debio 0932 was generally well tolerated in this study, with mostly adverse events classified as Grade 1 or 2, or mild to moderate, with no apparent dose or schedule relationship. In addition, no ocular or cardiac toxicities were observed and no consistent changes in hematology or biochemistry parameters were observed. The most common adverse events included asthenia, constipation, decreased appetite, diarrhea, nausea, and vomiting. Anti-tumor activity was assessed in 45 of the 50 patients enrolled in this study, with 2 patients achieving partial responses in this study, including one patient with breast cancer and one patient with Kras-mutated lung cancer. Stable disease was observed in 12 patients and disease progression was observed in the remaining 31 patients.

The recommended dose for further study was determined by Debiopharm to be 1000mg daily and Debiopharm advanced Debio 0932 into the phase Ib expansion portion of the study in the beginning of 2012 at this 1000 mg daily dosing level. The primary objectives of the phase Ib portion of the study are to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 and to make a preliminary assessment of anti-tumor activity. Debiopharm expects that approximately 30 patients with advanced solid tumors will be treated in this portion of the study, including patients with non-small cell lung cancer.

Debiopharm has also indicated that it plans to initiate a combination phase I/II study in patients with non-small cell lung cancer, or NSCLC, in the second half of 2012. The objectives of the study are to determine the recommended phase II dose of Debio 0932 in combination with various chemotherapy regimes used in the first or second line treatment of patients with NSCLC and then to evaluate the efficacy of these combinations. We are eligible to receive our next milestone payment under our license agreement with Debiopharm if and when Debiopharm treats its fifth patient in a phase II clinical trial, assuming that Debiopharm advances Debio 0932 into phase II clinical testing. We currently anticipate that phase II testing could commence in 2013.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $732,748,000 as of June 30, 2012. We expect to continue to incur significant costs and expenses as we seek to advance our research and development programs. We expect that we will incur significant operating losses for the next several years as we devote substantially all of our resources to our research and development programs. Although Genentech recently received FDA approval to market Erivedge in the U.S., the amount of future sales and resulting royalty revenue payable to us are highly uncertain. We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of June 30, 2012 should enable us to maintain current and planned operations into the first half of 2014. We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully scale up the commercialization of Erivedge in advanced basal cell carcinoma the US;

•

Genentech’s and/or Roche’s receipt of approval to commercialize Erivedge in advanced basal cell carcinoma in Europe and other territories including in Australia, Canada, Israel, Mexico and Switzerland in advanced BCC as well as its ability to successfully launch and commercialize Erivedge in these markets;

•	positive results in Genentech’s ongoing phase II clinical trial in patients with operable basal cell carcinoma;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-101 and advance CUDC-101 into phase II clinical testing in head and neck cancers;

•	our ability to successfully complete the preclinical development and advance an oral formulation of CUDC-101 and/or CUDC-907 into clinical testing;

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development; and

•	our ability to successfully enter into one or more material licenses or collaboration agreements for our proprietary drug candidates.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs other than Erivedge based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a June 2003 collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, and an August 2009 license agreement with Debiopharm relating to our Hsp90 inhibitor technology. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties. Under our collaborations with Genentech, we currently expect to incur only costs related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive, as well as patent-related expenses. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of June 30, 2012, we have incurred expenses in an aggregate amount of approximately $2,916,000 related to ongoing agreements, of which $2,876,000 relates to payments that we have or will receive from Genentech. As we receive additional milestone payments from Genentech upon European or Australian approval of Erivedge, if achieved, we will be obligated to pay additional sublicense fees to these licensors, as well as fees related to any royalties received from the sale of Erivedge. In addition, we were obligated to issue 200,000 shares of our common stock to certain licensees upon FDA approval of Erivedge that represented $964,000 in expense during the first quarter of 2012. We do not expect to incur any material costs in the foreseeable future related to our Hsp90 technologies under development by Debiopharm under our August 2009 license agreement with Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of June 30, 2012 should enable us to maintain current and planned operations into the first half of 2014. Our ability to continue funding our planned operations into and beyond the first half of 2014 is dependent on future contingent payments that we may receive from Debiopharm or Genentech upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

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

We could receive additional milestone payments from Genentech and Debiopharm, provided the respective programs meet contractually-specified development and regulatory objectives. For example, we earned a $10,000,000 milestone payment from Genentech in January 2012 upon FDA approval of Erivedge and a $4,000,000 milestone payment upon Roche’s submission with Australian health authorities seeking to commercialize Erivedge in advanced basal cell carcinoma in Australia. Erivedge is currently being reviewed for potential marketing approval by the EMA in European territories as well as by Australian, Canadian and Swiss health authorities. We are eligible to receive additional milestone revenue should Erivedge receive approval by the EMA and/or Australian health authorities, and we are also eligible to receive royalties on net sales of Erivedge in all territories where Erivedge is sold.

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

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred associated with royalty revenues that we record in the Revenues section of our consolidated statements of operations.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs including clinical research organizations, medicinal chemistry; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our earning payments from Genentech related to the achievement of clinical development and regulatory objectives under our Hedgehog pathway inhibitor collaboration

Our research and development programs, both internal and under collaboration, are summarized in the following table:

Product Candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- Erivedge (vismodegib)	Advanced BCC	Genentech	FDA approved; Regulatory submissions pending in EU, Australia, Canada, Israel, Mexico, and Switzerland
Erivedge (vismodegib)	Operable Nodular BCC	Genentech	Phase II

Network-targeted Cancer Programs
- CUDC-101 intravenous formulation (EGFR, HER2, HDAC inhibitor)	Cancer	Internal development	Phase I expansion
- CUDC-101 intravenous formulation (EGFR, HER2, HDAC inhibitor)	Locally advanced head and neck cancer	Internal development	Phase I in combination with cisplatin and radiotherapy
- CUDC-101 oral formulation (EGFR, HER2, HDAC inhibitor)	Cancer	Internal development	Development candidate
- CUDC-907 (PI3K, HDAC inhibitor)	Cancer	Internal development	Development candidate
- Debio 0932 (formerly CUDC-305) (Hsp90 inhibitor)	Cancer	Debiopharm	Phase Ib

In the chart above, “Phase II” means that Genentech is currently treating human patients in a phase II clinical trial, the primary objective of which is a therapeutic response in the patient population. “Phase I expansion” means that we have completed treating human patients with specific tumor types in an extension of our phase I dose escalation trial, at the maximum tolerated dose from such trial, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested, and that we are currently compiling final study data for future presentation at a medical conference. “Phase Ib” means that Debiopharm is further assessing the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at the recommended phase II dose level, and seeking to make a preliminary assessment of anti-tumor activity in patients with advanced solid tumors. “Phase I in combination with cisplatin and radiotherapy” means that we are currently treating human patients in a phase I clinical trial with CUDC-101, cisplatin and radiotherapy, the principal purpose of which is to evaluate the safety and tolerability of the compound being tested. "Development candidate" means that we have selected a single lead candidate for potential future clinical development and are seeking to complete the relevant safety, toxicology, and other studies required to submit an IND application with the FDA seeking to commence a phase I clinical trial based on our testing in several preclinical models of human disease of various compounds from a particular compound class. “Preclinical” means that we are seeking to obtain evidence of therapeutic efficacy and safety in preclinical models of human disease of one or more compounds within a particular class of drug candidates.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the assumptions underlying the valuation of our warrant liability, carrying value of property and equipment and intangible assets, revenue recognition, the collectability of receivables and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2011, which and there have been no material changes to such policies.

Results of Operations

Three-Month Periods Ended June 30, 2012 and June 30, 2011

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2012	2011
REVENUES:
Research and development
Genentech	$98,000	$87,000	13%
Other	1,000	6,000	(83%)

Subtotal	99,000	93,000	6%

License fees	4,000,000	300,000	1,233%
Royalty revenues from Genentech	253,000	—	100%

Total revenues	$4,352,000	$393,000	1,007%

Total revenues increased by $3,959,000 to $4,352,000 for the three months ended June 30, 2012 as compared to $393,000 for the same period in the prior year, primarily related to an increase in our license fee revenues of $3,700,000 due to a $4,000,000 payment we received from Genentech in connection with Roche’s NDA filing for marketing registration in Australia in May 2012. We recognized license fee revenue of $300,000 under a separate collaboration during the three months ended June 30, 2011. In addition, we recognized $253,000 of royalty revenues from the net sales of Erivedge during the second quarter of 2012. Erivedge was approved by the FDA for commercial sale in January 2012.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales. Research and development revenues are limited to expenses that we incur under our collaborations, primarily Genentech, for which our collaborators are obligated to reimburse us.

Cost of Royalty Revenues. Cost of royalty revenues of $13,000 for the three months ended June 30, 2012 represents the amount we are obligated to pay to two university licensors, which represents 5% of the royalties that we earned with respect to Erivedge during the three months ended June 30, 2012. We did not have cost of royalty revenues for the three months ended June 30, 2011 as Erivedge was approved in January 2012.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2012	2011
Hedgehog pathway inhibitor	$24,000	$48,000	(50%)
CUDC-101	1,263,000	1,123,000	12%
CUDC-907	1,228,000	659,000	86%
Debio 0932	21,000	17,000	24%
Other network-targeted cancer programs	948,000	1,108,000	(14%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	650,000	—	100%
Other sublicense fees	—	15,000	(100%)
Gain on sale of assets	—	(5,000)	(100%)
Stock-based compensation	366,000	179,000	104%

Total research and development expense	$4,500,000	$3,144,000	43%

Our research and development expenses increased by $1,356,000, or 43%, to $4,500,000 for the three months ended June 30, 2012 as compared to $3,144,000 for the same period in the prior year. In the second quarter of 2012, we incurred sublicense fees of $650,000 in connection with Roche’s regulatory filings in Australia and our receipt of the related $4,000,000 milestone payment. In addition, spending on our CUDC-907 program also increased $569,000 over the prior year period primarily related to costs for IND-enabling toxicology studies. In addition, spending related to our CUDC-101 programs increased $140,000 over the prior year period, primarily related to expenses for outside services related formulation studies, including the development of an oral formulation that were not incurred in the prior year period. Offsetting these increases, spending on our other network-targeted cancer programs decreased $160,000 when compared to the prior year period as resources have been allocated to our development programs.

Stock-based compensation also increased $187,000 from the prior year period primarily related to the expense recognized on unvested non-employee stock options that are marked-to-market at each reporting period, and which increased as our stock price increased over the prior year period.

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

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2012	2011
Personnel	$645,000	$536,000	20%
Occupancy and depreciation	32,000	113,000	(72%)
Legal services	351,000	524,000	(33%)
Consulting and professional services	246,000	250,000	(2%)
Insurance costs	60,000	62,000	(3%)
Other general and administrative expenses	289,000	200,000	45%
Stock-based compensation	642,000	183,000	251%

Total general and administrative expenses	$2,265,000	$1,868,000	21%

General and administrative expenses increased by $397,000, or 21%, to $2,265,000 for the three months ended June 30, 2012 as compared to $1,868,000 for the prior year period. This increase was primarily due to an increase in stock-based compensation of $459,000 from the prior year period as a result of an increase in the number of, and grant-date fair value of, options granted during 2012 compared to the prior year period. In addition, personnel costs increased $109,000 primarily due to the accrual of cash incentive payments for executive officers under our 2012 short-term incentive program. Potential cash incentive payments under the 2012 plan could total $521,000 if targets are achieved, of which $381,000 would be recorded in general and administrative expense and $140,000 would be recorded in research and development. No cash incentive payments were accrued during the second quarter of 2011.

Offsetting these increases, legal fees decreased $173,000 from the prior year period primarily due to decreased spending on patent costs, which includes fees related to foreign patent filings.

Change in Fair Value of Warrant Liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term, and the fair value of the warrants is recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature for the benefit of the warrant holder that expired on January 27, 2012. The warrants will be revalued each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the statement of operations. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants.

We estimated that the fair value of the warrants at June 30, 2012 was $4,305,000 using this model with the following assumptions: expected volatility of 75.4%, risk free interest rate of 0.4%, expected life of 2.6 years and no dividends. We estimated that the fair value of the warrants at June 30, 2011 was $3,427,000 using this same model with the following assumptions assigned to the varying outcomes: expected volatilities of 80%, risk free interest rates ranging from 0.8% to 1.1%, expected lives of three to four years and no dividends.

We recorded charges of $495,000 and $320,000 for the quarters ended June 30, 2012 and 2011, respectively, primarily related to the increase in our stock price during the respective periods.

Six-Month Periods Ended June 30, 2012 and June 30, 2011

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2012	2011
REVENUES:
Research and development
Genentech	$158,000	$182,000	(13%)
Other	27,000	44,000	(39%)

Subtotal	185,000	226,000	(18%)

License fees
Genentech	14,000,000	—	100%
Other	—	300,000	(100%)

Subtotal	14,000,000	300,000	4,567%

Royalty revenues from Genentech	523,000	—	100%

Total revenues	$14,708,000	$526,000	2,696%

Total revenues increased by $14,182,000 to $14,708,000 for the six months ended June 30, 2012 as compared to $526,000 for the same period in 2011, primarily related to an increase in our license fee revenues of $14,000,000 due to payments we received from Genentech upon FDA approval of Erivedge in January 2012 and Roche’s NDA filing in Australia in May 2012. We recognized license fee revenues of $300,000 under a separate collaboration for the six months ended June 30, 2011. In addition, we recognized $523,000 of royalty revenues from the net sales of Erivedge during the first half of 2012.

Cost of Royalty Revenues. Cost of royalty revenues of $126,000 for the six months ended June 30, 2012 includes a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge and $26,000 paid to two university licensors, which represents 5% of the royalties that we earned with respect to Erivedge during the first half of 2012. We did not have cost of royalty revenues for the six months ended June 30, 2011 as Erivedge was approved in January 2012.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2012	2011
Hedgehog pathway inhibitor	$73,000	$97,000	(25%)
CUDC-101	2,530,000	2,217,000	14%
CUDC-907	2,163,000	1,355,000	60%
Debio 0932	37,000	24,000	54%
Other network-targeted cancer programs	2,060,000	2,187,000	(6%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	2,114,000	—	100%
Other sublicense fees	—	15,000	(100%)
Gain on sale of assets	—	(36,000)	(100%)
Stock-based compensation	765,000	344,000	122%

Total research and development expense	$9,742,000	$6,203,000	57%

Our research and development expenses increased by $3,539,000, or 57%, to $9,742,000 for the six months ended June 30, 2012 as compared to $6,203,000 for the same period in the prior year. We incurred sublicense fees of $2,114,000 to various university licensors in connection with Erivedge’s FDA approval and our receipt of milestone payments during the first half of 2012. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of our common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $1,150,000 represents sublicense fees we paid to these same licensors upon receipt of $14,000,000 in milestone payments, of which payments of $450,000 are specific to milestones achieved pursuant to Roche’s NDA filing in Australia.

In addition, spending on our CUDC-907 program also increased $808,000 over the prior year period primarily related to costs for additional IND-enabling toxicology studies that were completed in the first half of 2012 as well as formulation development. Spending related to our CUDC-101 programs increased $313,000 over the prior year period primarily related to expenses for outside services related to formulation studies, including the development of an oral formulation. These increases were offset by decreased spending on our CUDC-101 Phase Ib trial, as the last patient on trial was treated in October 2011.

Stock-based compensation also increased $421,000 from the prior year period primarily related to the expense recognized on unvested non-employee stock options that are marked-to-market at each reporting period, and which increased as our stock price increased over the prior year period.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2012	2011
Personnel	$1,308,000	$1,108,000	18%
Occupancy and depreciation	170,000	242,000	(30%)
Legal services	1,092,000	1,102,000	(1%)
Consulting and professional services	613,000	584,000	5%
Insurance costs	119,000	124,000	(4%)
Other general and administrative expenses	499,000	419,000	19%
Stock-based compensation	1,265,000	696,000	82%

Total general and administrative expenses	$5,066,000	$4,275,000	19%

General and administrative expenses increased by $791,000, or 19%, to $5,066,000 for the six months ended June 30, 2012 as compared to $4,275,000 for the prior year period. This increase was primarily due to an increase in stock-based compensation of $569,000 from the prior year period as a result of an increase in the number of and grant-date fair value of options granted during 2012 compared to the prior year period. In addition, personnel costs increased $200,000 primarily due to the accrual of cash incentive payments for executive officers under our 2012 short-term incentive program, for which no such cash incentive payments were accrued during the second quarter of 2011.

Change in Fair Value of Warrant Liability. As a result of revaluing the warrants issued in January 2010, we recorded charges of $487,000 and $1,822,000 for the six months ended June 30, 2012 and 2011, respectively, as a result of the increase in the fair value of the warrants, primarily related to the increase in our stock price during this period. During the six months ended June 30, 2012, warrants to purchase 212,500 shares of our common stock were exercised.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. In the first quarter of 2012, we received a milestone payment of $10,000,000 based upon the FDA approval of Erivedge and, in May 2012, we earned a $4,000,000 milestone payment in connection with Roche’s filing in Australia. We also earned royalty revenues of $523,000 in connection with Genentech’s net sales of Erivedge during the first half of 2012 and we will continue to receive royalties on any future Erivedge net sales. In addition, during the fourth quarter of 2011, Roche submitted a MAA for Erivedge to the EMA for which we earned a $6,000,000 milestone payment. Roche has indicated that it anticipates potential EMA approval for Erivedge during the second half of 2012 or the first half of 2013. Roche has also filed new drug applications in 2012 with Australian, Canadian and Swiss health agencies seeking approval for Erivedge in advanced BCC. We will receive additional milestone payments if Erivedge receives EMA marketing authorization or approval in Australia, as well as royalties on future net sales in all territories where Erivedge is sold. We are currently not receiving any research funding and we do not expect to receive such funding in the future from Genentech or Debiopharm under our current agreements with these parties.

At June 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $44,706,000, excluding our restricted investment of $194,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical studies, laboratory supplies, consulting fees and legal fees. During 2008, we began incurring clinical costs associated with our phase I clinical trial of CUDC-101. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-101 advances into further stages of clinical testing and other of our network-targeted cancer drug candidates, such as CUDC-907, reach clinical trials.

Net cash provided by operating activities of $2,701,000 for the six-month period ended June 30, 2012 was primarily the result of the receipt of $14,523,000 in milestone and royalty payments from Genentech during the period. We incurred operating and other expenses of $15,369,000 for the six months ended June 30, 2012, of which $3,443,000 related to non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, the issuance of common stock to licensees and depreciation. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2012, including a decrease of $468,000 in prepaid expenses and other current assets, which was offset by an increase of $276,000 in our accounts receivable, primarily related to royalties earned on the sale of Erivedge, and a decrease of $273,000 in our accounts payable and accrued liabilities.

Net cash used in operating activities of $8,827,000 for the six-month period ended June 30, 2011 was primarily the result of our net loss for the period of $11,714,000. This decrease was offset by non-cash charges and credits totaling $2,990,000 consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, depreciation and a gain on the sale of assets.

We expect to continue to use cash in operations as we seek to advance our targeted cancer drug programs through preclinical testing and into clinical development. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $9,905,000 for the six-month period ended June 30, 2012 and provided cash of $6,496,000 for the six-month period ended June 30, 2011, resulting primarily from net investment activity for the respective periods. During the six-month period ended June 30, 2012, we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $42,000. During the six-month period ended June 30, 2011, the restriction on our short-term investment for $219,000 ended resulting in an increase in our available cash for the period. This increase in cash was offset by purchases of research equipment totaling $246,000 during the six-month period ended June 30, 2011.

Financing activities provided cash of $4,174,000 and $1,296,000 for the six-month period ended June 30, 2012 and 2011, respectively, principally from the exercise of stock options and warrants and purchases of common stock under our employee stock purchase plan. We issued 2,216,236 shares of our common stock related to these exercises and purchases during the six-month period ended June 30, 2012 compared to 723,943 shares for the prior year period.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $732,748,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-101, CUDC-907 and other small molecules that we are seeking to develop from our pipeline of network-targeted cancer programs, and to fund our general and administrative costs and expenses.

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

•

royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advanced BCC by Genentech, which is approved in the U.S. and is under review for approval in Europe, Australia, Canada and Switzerland by the respective health authorities in those countries.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at June 30, 2012, should enable us to maintain current and planned operations into the first half of 2014. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage status of our internal development pipeline and the early stage of the commercial U.S. launch of Erivedge, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

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

We have no off-balance sheet arrangements as of June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents and short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us. Our investments are investment grade securities, and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1034, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced forms of BCC. Genentech and/or Roche have also filed and had accepted an MAA with the EMA as well as regulatory submissions with Australian, Canadian, Israeli, Mexican and Swiss regulatory authorities seeking regulatory approvals of Erivedge in these territories for this same indication. Genentech and Roche are also conducting a phase II clinical trial of Erivedge in operable nodular BCC and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. Moreover, our ability to finance our company and to generate revenues will depend heavily on the ability of Genentech and Roche to: (i) successfully commercialize Erivedge in the advanced BCC indication such that net sales are generated at a level for which we will derive meaningful royalties from Genentech, (ii) successfully file regulatory submissions for, and obtain approval to sell, Erivedge in Europe and/or other territories for advanced BCC, and (iii) obtain favorable results in ongoing and planned clinical trials of Erivedge in other indications, including the ongoing clinical trial in operable BCC. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is not accepted as safe, efficacious, cost-effective, less costly and preferable to current therapies in the medical community and by third-party payors;

•

Genentech and/or Roche fails to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the U.S.;

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

Our drug candidates in our network-targeted cancer program, including CUDC-101, Debio 0932 and CUDC-907, are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. These drug candidates may not prove to be effective inhibitors of the cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that we believe they may possess or that may have been demonstrated in preclinical studies. Moreover, there is a risk that these drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize CUDC-101, CUDC-907 or Debio 0932, or any other drug candidates from our network-targeted cancer programs, in which case we will not achieve profitability and the value of our stock may decline.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. Genentech recently obtained FDA approval to commercialize Erivedge, the sole compound being developed under this collaboration, in advanced BCC. Genentech and Roche are also seeking to obtain regulatory approval for this same indication in the EU, Australia, Canada, Israel, Mexico and Switzerland and are also conducting, both alone and in collaboration, further studies of Erivedge for other indications. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is testing Debio 0932 in a phase Ib clinical trial in advanced solid tumors. Our collaboration agreement with Genentech and our license agreement with Debiopharm are our most significant collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech and Debiopharm each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. The timing and amount of any cash payments related to royalties and the achievement of development objectives that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under their respective agreements with us. For example, our ability to obtain meaningful amounts of royalty income from sales of Erivedge for advanced BCC will depend in large part upon the degree to which Genentech applies suitable financial and other resources to the manufacture, commercialization and sale of Erivedge for advanced BCC and to obtaining regulatory approvals outside of the U.S.

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

•	Genentech or Debiopharm may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

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

For a further discussion of risks relating specifically to our dependence on Genentech for the successful development and commercialization of Erivedge, see our separate risk factor: “We are reliant on Genentech for the successful development and commercialization of Erivedge. If Genentech does not successfully commercialize Erivedge for advanced BCC, or develop Erivedge for other indications, our future prospects and our ability to finance our operations will be substantially harmed.”

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

We have a limited internal group for overseeing our clinical trials. For the foreseeable future, we expect to rely in part on third parties such as consultants, contract research organizations and other similar entities to complete IND-enabling preclinical studies, assist us in creating and submitting IND applications, enroll qualified subjects, conduct our clinical trials and provide services in connection with such clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

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

We and our collaborators are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of potential future products outside of the U.S. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA or a foreign equivalent does not ensure approval by regulatory authorities in other countries, and vice versa.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our or our collaborators’ product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we or they may lose any marketing approvals that have been obtained, which would adversely affect the amount of revenue generated from such products and adversely affect our ability to achieve or sustain profitability.

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

As of June 30, 2012, we had an accumulated deficit of approximately $732,748,000. We have incurred net losses of $9,859,000, $4,435,000 and $9,823,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and a net loss of $661,000 for the six months ended June 30, 2012. Other than Erivedge, which was approved by the FDA in January 2012 for the treatment of advanced forms of BCC, we have not successfully commercialized any products to date, either alone or in collaboration with others. We are entitled to royalties on net sales of Erivedge by Genentech. If these royalties are not meaningful or we are not able to successfully commercialize any other products, we will not achieve sustainable profitability. All of our drug candidates other than Erivedge are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

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

•

royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advanced BCC by Genentech, which is approved in the U.S. and is under review for approval in Europe, Australia, Canada, Israel, Mexico and Switzerland by the respective health authorities.

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

We anticipate that existing cash, cash equivalents, marketable securities and working capital at June 30, 2012 should enable us to maintain current and planned operations into the first half of 2014. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage status of our internal development pipeline and the early stage of the commercial U.S. launch of Erivedge, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

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

We may seek additional funding through public or private financings of debt or equity. For example, in June 2011 we entered into an agreement with McNicoll, Lewis & Vlak, LLC, or MLV, pursuant to which, from time to time, we may offer and sell up to $20 million of common stock that was registered pursuant to our universal shelf registration statement through MLV pursuant to one or more “at the market” offerings. In addition, with our prior written approval, MLV may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available to us on acceptable terms, if at all, and we may not be able to sell additional shares under the arrangement with MLV at favorable prices, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs.

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

At June 30, 2012, we had $44,706,000 of cash, cash equivalents and marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech is a wholly-owned member of the Roche Group and Roche has also made public statements regarding its expectations for the clinical development and potential regulatory approval of Erivedge in territories other than the U.S., and may in the future make additional statements about its goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, we can not be assured that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we or they announce or expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

We face substantial competition, which may result in our competitors discovering, developing or commercializing products before or more successfully than we do.

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, there are several Hedgehog pathway inhibitors presently in clinical development by companies including Bristol-Myers Squibb, Infinity Pharmaceuticals, Millenium Pharmaceuticals, Novartis and Pfizer that may compete with Erivedge. Genentech and Roche are currently commercializing Erivedge in advanced BCC and also conducting a phase II trial in less severe forms of BCC. In addition, Erivedge is also currently being tested in other cancers in trials under collaborative agreements between Genentech and either third-party investigators or the NCI. We currently believe that the nearest competitive molecule to Erivedge in clinical development is in phase II clinical testing in locally advanced and metastatic BCC. Competitors may discover, characterize and develop their Hedgehog pathway inhibitor drug candidates and compete with us in the same cancer indications in which Erivedge is currently being studied.

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

Product liability claims are inherent in the process of researching, developing and commercializing human health care products and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our future products or result in reputational harm and could result in the payment of a significant damage award.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition, the value of certain liabilities, including the fair value of our warrant liability, and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

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

The patent positions of pharmaceutical and life science companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The laws, procedures and standards that the U.S. Patent and Trademark Office and various foreign intellectual property offices use to grant patents, and the standards that courts use to interpret patents, are not always applied predictably or uniformly and have changed in significant ways and are expected to continue to change. Consequently, the level of protection, if any, that will be obtained and provided by our patents if we attempt to enforce them, and they are challenged, is uncertain.

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and in many countries abroad are maintained in secrecy until 18 months after filing, it is possible that third parties have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our knowledge. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms U.S. patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes U.S. patent law in a way that may weaken our ability to obtain or maintain patent protection for future inventions in the U.S.

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

Pursuant to our contract research agreement with a medicinal chemistry provider in China, we currently engage approximately 16 medicinal chemists in China to perform drug discovery research. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Implementation and enforcement of Chinese intellectual property-related laws has historically been inconsistent and damages assessed may fail to reflect the true value of the infringed technology and its market. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Debiopharm, we have granted Genentech and Debiopharm the exclusive rights to distribute certain products resulting from such collaborations, and Genentech is currently distributing Erivedge as part of its U.S. commercialization rights following FDA approval of Erivedge in February 2012. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our potential products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, which we refer to as the PPACA. This legislation may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs, biopharmaceuticals and medical devices. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. In addition, some details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear. In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MPDIMA, reformed the way Medicare will cover and reimburse for pharmaceutical products. This legislation could also decrease the coverage and price that we may receive for our approved product candidates, if any.

The cost-containment measures that healthcare providers are instituting and the results of healthcare reforms such as the PPACA and the MPDIMA may prevent us from maintaining prices for our approved product candidates that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our approved product candidates, if any, are marketed outside of the U.S., foreign government pricing controls and other regulations may prevent us from maintaining prices for such products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.97 per share for the period January 1, 2011 through August 2, 2012. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Our common stock is relatively illiquid. As of June 30, 2012, we had approximately 79.5 million shares of common stock outstanding. The average daily trading volume in our common stock during the prior 90 trading days ending on June 30, 2012 was approximately 622,000 shares. A more active public market for our common stock may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, common stock with a thin trading market may experience greater price fluctuation than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

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

Furthermore, as of June 30, 2012, we have outstanding warrants to purchase 1,398,318 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. For example, assuming that we issued and sold shares of common stock in a public offering at $3.00 per share, these warrants would become exercisable for an aggregate of 1,414,945 shares of our common stock, at an exercise price of $3.51 per share, which is equal to an aggregate of additional 16,627 shares as a result of the adjustment. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

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

As of June 30, 2012, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 24% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: August 9, 2012	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished, not filed, herewith.