Form 10-Q
period 2013-03-31
CURIS INC
filed 2013-05-09
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, there were 80,538,340 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,718,974	$12,747,709
Investments	40,782,685	42,791,689
Short-term investment – restricted	13,877	13,877
Accounts receivable	764,429	908,064
Prepaid expenses and other current assets	398,528	390,564

Total current assets	51,678,493	56,851,903

Property and equipment, net	434,967	434,168
Long-term investments	3,687,870	3,162,025
Long-term investment – restricted	166,487	180,405
Goodwill	8,982,000	8,982,000
Other assets	142,626	157,848

Total assets	$65,092,443	$69,768,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,167,255	$2,504,270
Accrued liabilities	1,151,606	1,474,556
Current portion of long-term debt, net	314,027	—

Total current liabilities	3,632,888	3,978,826
Debt, net	29,823,101	29,838,925
Warrants	1,186,919	1,488,179
Other long-term liabilities	201,487	194,921

Total liabilities	34,844,395	35,500,851

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—125,000,000 shares authorized; 81,201,805 shares issued and 80,154,098 shares outstanding at March 31, 2013; 81,065,488 shares issued and 80,017,781 shares outstanding at December 31, 2012	812,018	810,655
Additional paid-in capital	783,780,045	782,837,507
Treasury stock (at cost, 1,047,707 shares)	(891,274)	(891,274)
Accumulated deficit	(753,466,843)	(748,504,549)
Accumulated other comprehensive income	14,102	15,159

Total stockholders’ equity	30,248,048	34,267,498

Total liabilities and stockholders’ equity	$65,092,443	$69,768,349

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Research and development	$207,035	$85,630
Royalties	664,400	270,622
License fees	—	10,000,000

Total Revenues	871,435	10,356,252

Costs and Expenses:
Cost of royalty revenues	33,220	113,531
Research and development	2,628,457	5,241,949
General and administrative	2,567,122	2,801,077

Total costs and expenses	5,228,799	8,156,557

(Loss) income from operations	(4,357,364)	2,199,695

Other (Expense) Income:
Interest income	41,612	18,101
Interest expense	(947,802)	—
Change in fair value of warrant liability	301,260	7,941

Total other (expense) income, net	(604,930)	26,042

Net (loss) income	$(4,962,294)	$2,225,737

Basic net (loss) income per common share	$(0.06)	$0.03

Diluted net (loss) income per common share	$(0.06)	$0.03

Basic weighted average common shares	80,096,650	77,556,366

Diluted weighted average common shares	80,096,650	83,336,695

Total comprehensive (loss) income	$(4,963,351)	$2,244,274

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,962,294)	$2,225,737

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	34,158	30,380
Stock-based compensation expense	660,566	1,022,676
Issuance of common stock to licensees	—	964,000
Change in fair value of warrant liability	(301,260)	(7,941)
Amortization of debt issuance costs	26,195	—
Non-cash interest (income)/expense on investments	197,938	(58,858)
Payment in-kind interest on debt	335,832	—
Changes in operating assets and liabilities:
Accounts receivable	143,635	(297,735)
Prepaid expenses and other assets	(19,948)	64,761
Accounts payable and accrued liabilities	(442,908)	(5,524)

Total adjustments	634,208	1,711,759

Net cash (used in)/provided by operating activities	(4,328,086)	3,937,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(10,088,329)	(21,742,568)
Sale of investments	11,372,493	14,065,609
Purchases of property and equipment	(34,957)	(10,508)
Decrease in restricted cash	13,918	41,632

Net cash provided by/(used in) investing activities	1,263,125	(7,645,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	297,701	3,275,856
Payment of debt issuance costs	(261,475)	—

Net cash provided by financing activities	36,226	3,275,856

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,028,735)	(432,483)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,747,709	15,119,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,718,974	$14,687,247

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is an oncology-focused company seeking to develop and commercialize next generation targeted small molecule drug candidates for cancer treatment. Curis conducts research and development programs both internally and through strategic collaborations. Erivedge® is the first and only approved medicine for the treatment of advanced basal cell carcinoma, and is being commercialized by F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech (see Note 4(a)). Curis is also leveraging its experience in targeting signaling pathways to develop clinical-stage targeted cancer programs CUDC-427, a small molecule IAP inhibitor, and CUDC-907, a dual PI3K and HDAC inhibitor. Curis licensee Debiopharm S.A., or Debiopharm, is progressing the clinical development of HSP90 inhibitor, Debio 0932.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States, or the U.S., by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory authorities. In January 2012, the FDA approved the Erivedge™ capsule for treatment of adults with basal cell carcinoma, or BCC, that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. Erivedge has also been approved by regulatory authorities in Israel, Mexico and South Korea and is under review with health agencies in other territories seeking approval for Erivedge in advanced BCC, including in Europe, Australia, Brazil and Russia, among others. In April 2013, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended to the European Commission the conditional approval of Erivedge for the treatment of symptomatic metastatic BCC and locally advanced BCC that is inappropriate for treatment with surgery or radiotherapy.

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, a number of factors, including, but not limited to: Genentech’s ability to successfully scale-up the commercialization of Erivedge in advanced BCC in the U.S.; Genentech’s and/or Roche’s receipt of approval to commercialize Erivedge in advanced BCC in Europe and other territories as well as its ability to successfully launch and commercialize Erivedge in these markets; positive results in Genentech’s ongoing phase II clinical trial in patients with operable BCC; the timing, outcome and cost of the Company’s planned clinical trials for CUDC-427 and CUDC-907 and its ongoing preclinical efforts to advance an oral formulation of CUDC-101 into clinical testing as well as other potential research and development programs; and the Company’s ability to successfully enter into one or more material licenses or collaboration agreements for its proprietary drug candidates.

The Company anticipates that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2013 should enable it to maintain current and planned operations until mid-2015. The Company’s ability to continue funding its planned operations beyond mid-2015 is dependent upon, among other things, the success of its collaborations with Genentech, the Leukemia & Lymphoma Society, or LLS, and Debiopharm, including its receipt of additional contingent cash payments under these collaborations; and its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. As a result, the Company may not be able to attain any further revenue under any collaborations or licensing arrangements. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the Annual Report, as filed with the Securities and Exchange Commission on March 13, 2013.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2013 and the results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012. In the fourth quarter of 2012, the Company determined that its previously filed 2012 Forms 10-Q contained an error within the statements of cash flows. More specifically, the proceeds from the settlement of stock option exercises totaling $375,661 were incorrectly presented as cash flows from operating activities when such amount should have been classified as cash flows from financing activities for the three -month period ending March 31, 2012 in the statements of cash flows. The Company determined that the effect of the error was not material and therefore did not restate the Forms 10-Q as previously filed and has properly reflected the adjustment in its statement of cash flows for the three months ended March 31, 2012 in this Form 10-Q. The “as previously reported” and “as adjusted” numbers are presented as follows:

	As Previously Reported Cash flow provided by		As Adjusted Cash flow provided by
	Operating Activities	Financing Activities	Operating Activities	Financing Activities

Three months ending March 31, 2012	$4,313,157	$2,900,195	$3,937,496	$3,275,856

The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short- and long-term classification; the fair value of the Company’s debt; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities, including our long-term warrant liability. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its Annual Report.

4.	Collaboration Agreements

(a)	Genentech, Inc. June 2003 Collaboration

In January 2012, the U.S. Food and Drug Administration (“FDA”) approved Genentech’s New Drug Application for the Erivedge capsule. As a result of the FDA’s approval of Erivedge in this indication, the Company earned a $10,000,000 milestone payment from Genentech and receives royalties on net sales of the product. The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash payments, exclusive of royalty payments, under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has received $46,000,000 as of March 31, 2013.

During the first quarter of 2012, the Company recognized the $10,000,000 milestone payment as license revenue in its Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012, as the Company did not have any further performance obligations under the collaboration. In addition, the Company recorded research and development expenses related to the FDA’s approval of Erivedge of $1,464,000 during the three months ended March 31, 2012 which represents the Company’s obligations to university licensors. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of the Company’s common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees the Company paid to these same licensors, upon receipt of the $10,000,000 milestone payment in the first quarter of 2012. The Company did not receive any milestone payments pursuant to the Genentech collaboration during the three months ended March 31, 2013.

In addition, the Company recognized $664,400 and $270,622 in royalty revenue from Genentech’s net sales of Erivedge during the quarters ended March 31, 2013 and 2012, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Comprehensive Income (Loss) of $33,220 and $113,531 during this same period. For each of the three month periods ended March 31, 2013 and 2102, these amounts are comprised of 5% of the Erivedge royalties earned by the Company that it is obligated to pay to university licensors. In addition, during the three months ended March 31, 2012, the Company recorded an additional expense of $100,000 due to a one-time cash payment to a university licensor upon the first commercial sale of Erivedge.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which LLS agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS will make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. In January 2013, the Company earned a milestone payment under the LLS agreement of $100,000 related to treatment of the first patient in the phase I clinical trial of CUDC-907. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the phase I clinical trial. Through March 31, 2013, the Company has received payments in the aggregate of $1,100,000 under its agreement with LLS.

The Company continues to apply the provisions of Accounting Standards Codification, or ASC, 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) whether the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) whether the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) whether there is any future performance required to earn the milestone; and (v) whether the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestone achieved in January 2013 under the LLS agreement was substantive and recorded the related revenue of $100,000 during the three months ended March 31, 2013.

Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS up to a maximum of $10,000,000. This obligation is limited to 2.5 times the amount the Company receives from LLS, and, as of March 31, 2013, the maximum obligation, assuming that CUDC-907 successfully progresses through future clinical trials, would be $2,750,000. If CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of March 31, 2013, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which are not probable at March 31, 2013 as this program remains in the very early stages of clinical development.

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

The Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued using a Black-Scholes model, further discussed in Note 8, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2013 and December 31, 2012 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2013:
Cash equivalents
Money market funds	$5,477,739	$—	$—	$5,477,739
Municipal bonds	—	1,715,000	—	1,715,000
Investments
US government obligations	—	851,316	—	851,316
Corporate commercial paper, stock, bonds and notes	17,987,465	25,631,774	—	43,619,239

Total assets at fair value	$23,465,204	$28,198,090	$—	$51,663,294

Warrants	—	—	1,186,919	1,186,919

Total liabilities at fair value	$—	$—	$1,186,919	$1,186,919

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2012:
Cash equivalents
Money market funds	$7,597,598	$—	$—	$7,597,598
Corporate commercial paper, bonds and notes	2,263,323			2,263,323
Municipal bonds	—	1,825,000	—	1,825,000
Short- and long-term investments
Corporate commercial paper, bonds and notes	13,366,420	32,587,294	—	45,953,714

Total assets at fair value	$23,227,341	$34,412,294	$—	$57,639,635

Warrants	—	—	1,448,179	1,448,179

Total liabilities at fair value	$—	$—	$1,448,179	$1,448,179

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2013 and 2012:

Balance at December 31, 2011	$4,361,168
Change in fair value of warrants exercised during the three months ended March 31, 2012	(543,646)
Change in fair value for the three months ended March 31, 2012	(7,941)

Balance at March 31, 2012	$3,809,581

Balance at December 31, 2012	$1,488,179
Change in fair value for the three months ended March 31, 2013	(301,260)

Balance at March 31, 2013	$1,186,919

6.	Investments

The amortized cost, unrealized losses and fair value of marketable securities available-for-sale as of March 31, 2013 with maturity dates ranging between one and twelve months and with a weighted average maturity of 4.7 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds and notes	$40,767,748	$14,937	$40,782,685

Total marketable securities	$40,767,748	$14,937	$40,782,685

As of March 31, 2013, the Company recorded long-term investments of $3,687,870 on its Condensed Consolidated Balance Sheet. This amount is comprised of corporate debt securities and U.S. government obligations with maturities ranging from April 2014 to June 2014 and with amortized cost totaling $3,688,705, minus unrealized net losses of $835.

The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2012, with maturity dates ranging between one and twelve months and with a weighted average maturity of 5.2 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds, notes and stock	$42,775,952	$15,737	$42,791,689

Total marketable securities	$42,775,952	$15,737	$42,791,689

As of December 31, 2012, the Company recorded long-term investments of $3,162,025 on its Consolidated Balance Sheet. This amount is comprised of corporate debt securities with maturities ranging from March 2014 to May 2014 and with amortized cost totaling $3,161,848, plus unrealized net gains of $177.

7.	Debt

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

Upon the closing of the transaction, the Company transferred to Curis Royalty, pursuant to a purchase and sale agreement between Curis and Curis Royalty, the right to receive Erivedge royalty and royalty-related payments due from Genentech as defined in the credit agreement, and BioPharma-II loaned to Curis Royalty $30,000,000 that, together with accrued interest, will be repaid by Curis Royalty quarterly from the proceeds of these Erivedge royalty and royalty-related payments. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement.

On March 6, 2013, the Company made its first payment toward its debt obligations, which paid only a portion of the interest accrued through the payment date. As a result, the shortfall in the unpaid but accrued interest of $335,832 was added to the principal portion of the debt. As of March 31, 2013, the Company had short- and long-term debt of $314,027 and $29,823,101, respectively (net of issuance costs of $53,460 and $145,243, respectively), and at December 31, 2012 had long-term debt of $29,838,925 (net of issuance costs of $161,075) , related to the loan. In addition, the Company recorded related accrued interest on the debt of $258,065 and $204,167 within its accrued liabilities section of its Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. Because repayment of the loan is contingent upon the level of Erivedge royalties received, subject to certain quarterly caps, the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, as was the case during the three months ended March 31, 2013, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, the Company estimates that the debt will be repaid in early 2017.

At March 31, 2013, the fair value of the principal portion of the debt is estimated as $31,470,000. Due to the assumptions required in estimating future Erivedge royalties and the expected repayment period, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this Erivedge royalty financing transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 as detailed in the following table:

	March 31, 2013	December 31, 2012
Other current assets	$51,401	$49,019
Other assets	139,647	154,868

Total debt issuance costs	191,048	203,887

Accrued liabilities, net against accrued interest	—	(50,984)

Debt, current	367,487	—
Debt issue costs, current	(53,460)	—

Debt, current portion net of issuance costs	$314,027	$—

Debt, long-term	29,968,344	30,000,000
Debt issue costs, long-term	(145,243)	(161,075)

Debt, net of current portion and issuance costs	$29,823,101	$29,838,925

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the three months ended March 31, 2013, the Company recognized interest expense related to the loan with BioPharma-II of $947,802. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

Future payments of principal on the loan will require application of the same assumptions described above and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets. At March 31, 2013, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2013	$—
2014	3,465,537
2015	8,528,971
2016	15,734,999
2017	2,606,324

Total payments	30,335,831

Less current portion, gross	367,487

Total long-term debt obligations, gross	$29,968,344

8.	Common Stock and Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of March 31, 2013, warrants to purchase 238,805 shares of the Company’s common stock have been exercised. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants contain anti-dilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share.

Due to the warrant terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model with updated assumptions at each reporting date as detailed in the following table:

	As of March 31,
	2013	2012
Fair value of the warrants	$1,186,919	$3,809,581
Expected term	1.8 years	2.8 years
Risk-free interest rate	0.22%	0.52%
Volatility	55%	77%
Dividends	None	None

The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations and Comprehensive (Loss)/Income. The Company recorded other income of $301,260 and $7,941 for the three months ended March 31, 2013 and 2012, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to a decrease in the Company’s stock price during the respective reporting periods. The Company also recorded a decrease to the warrant liability with an offsetting increase to additional paid-in-capital of $543,656 as a result of the exercise of warrants to purchase 212,500 shares of the Company’s common stock during the three months ended March 31, 2012.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued compensation	$603,646	$999,038
Professional fees	129,875	127,500
Accrued interest on debt (see Note 7)	258,065	204,167
Other	160,020	143,851

Total	$1,151,606	$1,474,556

10.	Related Party Transaction

On March 7, 2013, the Company’s Board of Directors elected Kenneth J. Pienta, M.D., to serve as a class I director until the 2015 Annual Meeting of Stockholders and thereafter until his successor is duly elected and qualified. Dr. Pienta will receive compensation for his board service as a non-employee director commensurate with the Company’s previously-disclosed director compensation program. In addition, Dr. Pienta has served as a member of the Company’s Scientific Advisory Board since September 2006 and as its Chairman since June 2007, pursuant to the terms of a Scientific Advisory Board Agreement, or the SAB agreement, effective September 13, 2006, as amended from time to time, by and between Dr. Pienta and the Company. Pursuant to the SAB agreement, Dr. Pienta receives compensation in the amount of $50,000 per year, payable in equal quarterly installments. In addition, pursuant to the terms of a consulting agreement dated June 11, 2011, as amended from time to time, by and between the Company and Dr. Pienta, Dr. Pienta served as a consultant to the Company in the areas of corporate strategy and business development. The Company and Dr. Pienta terminated the consulting agreement in connection with his election as a member of the Board of Directors in March 2013. Pursuant to the terms of the SAB agreement and the consulting agreement, the Company recognized expenses of $34,758 in the quarter ended March 31, 2013, as it relates to services provided by Dr. Pienta.

11.	Accounting for Stock-Based Compensation

As of March 31, 2013, the Company had two shareholder-approved, share-based compensation plans: the 2010 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan. These plans were adopted by the board of directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During the quarter ended March 31, 2013, the Company’s board of directors granted options to purchase 1,251,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Stock Incentive Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates.

During the quarter ended March 31, 2013, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the 2010 Stock Incentive Plan. Of these, 235,000 options will vest monthly over a one-year period and 25,000 options will vest over a four-year period. All options granted to non-employee directors during the quarter ended March 31, 2013 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee and director options awarded during the quarters ended March 31, 2013 and 2012 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2013	2012
Expected life (years) – employees	6	6
Expected life (years) – officers and directors	7	6
Risk-free interest rate	1.0-1.4%	1.2%
Volatility	70-72%	76%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at March 31, 2013 was $9,523,000, of which $8,944,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2013 and 2012 were $2.14 and $2.99, respectively. As of March 31, 2013, there was approximately $6,149,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 and 2010 Stock Incentive Plans that is expected to be recognized as expense over a weighted average period of 2.85 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2013 and 2012 was $170,000 and $3,176,000, respectively. The total fair values of vested stock options for the quarters ended March 31, 2013 and 2012 were $1,286,000 and $710,000, respectively.

The Company recorded a total of $644,326 and $816,228 in compensation expense for the quarters ended March 31, 2013 and 2012, respectively, related to employee and director stock option grants.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. For the three months ended March 31, 2013 and 2012, the Company recognized expense related to non-employee stock options of $16,240 and $206,448, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2013 and 2012, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive (Loss)/Income, including expense related to its 2010 Employee Stock Purchase Plan:

	Three Months Ended March 31,
	2013	2012
Research and development expenses	$206,879	$399,155
General and administrative expenses	453,687	623,521

Total stock-based compensation expense	$660,566	$1,022,676

The table below summarizes options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.79 – $ 1.39	2,535,618	4.30	$1.19	2,535,618	$1.19
1.43 – 2.15	2,490,917	4.92	1.72	2,162,415	1.65
2.27 – 3.32	3,107,794	6.34	2.79	1,458,577	2.39
3.33 – 4.52	2,895,614	6.99	4.20	1,669,800	4.16
4.56 – 5.60	720,000	1.12	4.74	712,000	4.74

	11,749,943	5.44	$2.68	8,538,410	$2.39

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2013:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2012	$15,159
Other comprehensive loss before reclassifications	(1,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	(1,057)

Balance, as of March 31, 2013	$14,102

The above amounts do not reflect a tax effect as the Company expects to retain a net loss position for 2013.

13.	(Loss) Income Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic income (loss) per common share is computed using the weighted-average number of shares outstanding during the period. Diluted income per common share is computed using the weighted-average number of shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive stock options and outstanding warrants.

Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2013, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for this period. Antidilutive securities consist of stock options and warrants outstanding as of March 31, 2013 as follows:

Three Months Ended March 31, 2013
Stock options outstanding	11,749,943
Warrants outstanding	1,373,517

Total antidilutive securities	13,123,460

The following summarizes the effect of dilutive securities on diluted income per common share for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
Weighted average shares for basic EPS	77,556,366

Dilutive effect:
Shares to be issued under the Company’s stock plan	5,407,251
Warrants	373,078

Subtotal of dilutive securities	5,780,329

Weighted average shares for diluted EPS	83,336,695

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

Overview

We are an oncology-focused company seeking to develop and commercialize next generation targeted drug candidates for cancer treatment. We conduct our research and development programs both internally and through strategic collaborations. Erivedge® is the first and only FDA-approved medicine for the treatment of advanced basal cell carcinoma, and was developed and is being commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. We are also leveraging our experience in targeting signaling pathways to develop clinical-stage targeted cancer programs CUDC-427, a small molecule IAP inhibitor, and CUDC-907, a dual PI3K and HDAC inhibitor. Our licensee Debiopharm is progressing the clinical development of HSP90 inhibitor, Debio 0932.

Erivedge®

Erivedge® (vismodegib) capsule. Our most advanced program is a Hedgehog pathway inhibitor program under collaboration with Genentech. Pursuant to this collaboration, Genentech and Roche are responsible for clinical development, and Genentech (in the U.S.), Roche (outside the U.S., excluding Japan) and Chugai (in Japan) are responsible for commercialization of Erivedge.

In January 2012, the U.S. Food and Drug Administration, or FDA, approved the Erivedge capsule for treatment of adults with basal cell carcinoma, or BCC, that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. We refer to this indication as advanced BCC. Erivedge has also been approved for commercialization in Mexico, Israel and South Korea. In April 2013, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended to the European Commission the conditional approval of Erivedge for the treatment of symptomatic metastatic BCC and locally advanced BCC that is inappropriate for treatment with surgery or radiotherapy. The European Commission, which has the authority to approve medicines for use in the European Union, or EU, generally delivers its final decision within three months of the CHMP recommendation. The decision would be applicable to all 27 EU member states. Conditional approval by the European Commission would make Erivedge the first licensed treatment in Europe for patients with advanced BCC and would result in our earning a $6,000,000 milestone payment from Genentech, for which we would owe 5% of such payment to university licensors.

Roche has indicated that it anticipates potential Australian approval for Erivedge in mid-2013. Roche also filed new drug applications in 2012 and 2013 for marketing registration with health agencies in other territories seeking approval for Erivedge in advanced BCC in addition to Australia, including in Brazil and Russia, among others. Erivedge’s FDA approval and Roche’s regulatory submissions in other territories are based on positive clinical data from ERIVANCE BCC/SHH4476g, a pivotal phase II study of Erivedge in patients with advanced BCC. We will receive additional milestone payments if Erivedge receives marketing authorization from the Therapeutic Goods Administration, or TGA, the Australian regulatory agency, and we will be obligated to make payments to university licensors that total 5% of each of these milestone payments that we receive.

In addition to the lead indication of advanced BCC, Genentech is also testing Erivedge in a phase II clinical trial to treat less severe forms of BCC. Data from this study are currently expected during the second half of 2013. Third-party investigators are also conducting clinical trials with Erivedge in BCC as well as in several other cancers.

Pursuant to the terms of our collaboration agreement with Genentech, we are entitled to a royalty on net sales of Erivedge that ranges from the mid-to-high single digits, and which escalates within this range with increasing product sales. The royalty rate applicable to Erivedge may be decreased to a low-to-mid single digit royalty in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. In December 2012, through our wholly-owned subsidiary Curis Royalty, we entered into a $30,000,000 debt transaction with BioPharma Secured Debt Fund II Sub, S.à r.l., or BioPharma-II. The debt is secured with certain future royalties of Erivedge. Pursuant to the terms of the credit agreement, Curis Royalty borrowed $30,000,000 at an annual interest rate of 12.25% and upon closing, we transferred to Curis Royalty the right to receive certain royalty and royalty-related payments from the commercial sales of Erivedge under our collaboration agreement with Genentech.

The loan from BioPharma-II will be repaid by Curis Royalty from the proceeds of the royalty and royalty-related payments that it receives from time to time from Genentech. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of specified caps, if any, and Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. As a result, we will continue to record royalty revenue from Genentech but expect the majority, if not all, of such revenues, subject to the specified caps, will be used to pay down the loan received from BioPharma-II. We made our first payment of $532,000 to BioPharma-II in March 2013 upon receipt of the fourth quarter 2012 Erivedge royalties. This amount was less than the interest accrued through the repayment date resulting in $336,000 being added to the outstanding principal. As of March 31, 2013, we owed a total of $30,594,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest.

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

We recognized $664,000 of royalty revenue from Genentech’s net sales of Erivedge during the three months ended March 31, 2013 and an aggregate of $2,194,000 in royalty revenues since Erivedge was approved, which was calculated as 5% of Genentech’s net sales of Erivedge. As indicated above, we expect to continue to record royalty revenue from Genentech, but such revenues will service the loan received from BioPharma-II, subject to the quarterly caps. We recorded cost of royalty revenues of $33,000 and $210,000, respectively, during these same periods.

Targeted Cancer Drug Candidates

CUDC-427. IAP proteins are a family of functionally and structurally related proteins that promote cancer cell survival by inhibiting programmed cell death, a process also referred to as apoptosis. Using IAP proteins and other anti-apoptotic factors, cancer cells evade cell death in response to a variety of signals, including those provided by anti-cancer agents such as chemotherapy, or naturally occurring inflammatory and immune signals transmitted through members of tumor necrosis factor, or TNF family of factors. Evasion from apoptosis is a fundamental mechanism whereby human cancers develop resistance to standard anti-cancer treatments. IAP inhibitors such as CUDC-427 are designed to counteract the effects of IAP proteins, thus shifting the balance away from cancer cell survival and allowing apoptosis to proceed.

In November 2012, we licensed from Genentech the exclusive, worldwide rights for the manufacture, development and commercialization of a small molecule drug candidate, CUDC-427, that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered low-to-mid single-digit royalty on net sales of CUDC-427, if any.

Prior to our license, Genentech had completed enrollment in a phase I clinical trial of CUDC-427, which was previously named GDC-0917, in which 42 patients received daily oral doses of CUDC-427 for two weeks, followed by a one week rest period until disease progression or study discontinuation for any other reason. Results of this phase I study will be presented at a medical conference in mid-2013. We plan to continue the further clinical development of CUDC-427 and to initiate additional mono- and combination therapy clinical studies in 2013, including a phase II trial using CUDC-427 in combination with the standard chemotherapy regimen of capecitabine to treat breast cancer patients.

CUDC-907. CUDC-907 is an orally bioavailable drug candidate designed and discovered by us to inhibit phosphatidylinositol-3-kinase, or PI3K and histone deacetylase, or HDAC enzymes. In November 2011, we entered into an agreement under which The Leukemia & Lymphoma Society, or LLS, will provide up to $4 million in milestone payments to support our ongoing development of CUDC-907. In January 2013, we treated the first subject in a phase I clinical trial in patients with advanced lymphoma and multiple myeloma and as of May 1, 2013, we completed enrollment in the first dose cohort in which four patients received oral administration of CUDC-907 at a dose level of 30 milligram once daily. This initial cohort was comprised of two advanced multiple myeloma patients and one lymphoma patient, and all received at least two 21-day cycles of CUDC-907 treatment without dose limiting toxicity. Analysis of drug pharmacokinetics or PK and pharmacodynamics or PD from these patients blood samples is currently ongoing. We are actively recruiting patients for enrollment in the second cohort, in which CUDC-907 will be administered at a dose of 60 milligram daily.

As of March 31, 2013, we have earned $1,100,000 in milestone payments under our agreement with LLS. Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in the specified indications, we may be obligated to make payments, including royalties, to LLS up to a maximum of $10,000,000. This obligation is limited to 2.5 times the amount we receive from LLS, and, as of March 31, 2013, the maximum obligation, assuming that CUDC-907 successfully progresses through future clinical trials, would be $2,750,000. Our scientists are also conducting ongoing preclinical studies of CUDC-907 in solid tumor cancers and we expect to initiate a phase I study in patients with solid tumors during the second half of 2013.

Debio 0932. In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our heat shock protein 90, or HSP90, inhibitor technology, including Debio 0932, to Debiopharm. Debiopharm has assumed all future development responsibility for Debio 0932 and Debiopharm or a Debiopharm licensee will incur all future costs related to the development, registration and commercialization of products under the agreement.

In April 2010, Debiopharm initiated a phase I clinical trial to evaluate the safety of Debio 0932 in patients with advanced solid tumors. In 2011, Debiopharm successfully advanced Debio 0932 through the dose escalation portion of this phase I study. The recommended dose for further study was determined by Debiopharm to be 1000 mg daily and Debiopharm advanced Debio 0932 into the phase Ib expansion portion of the study in the beginning of 2012 at this 1000 mg daily dosing level. The primary objectives of the phase Ib portion of the study are to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 and to make a preliminary assessment of anti-tumor activity. Debiopharm completed the phase Ib expansion portion of the study, enrolling approximately 30 patients with advanced solid tumors, including patients with advanced non-small cell lung cancer, or NSCLC. Curis anticipates that Debiopharm will present data from this study at a medical meeting during the second half of 2013.

In August 2012, Debiopharm initiated a phase I/II clinical trial of Debio 0932 in combination with chemotherapy regimens in patients with advanced NSCLC, referred to as the HALO trial. This trial is treating patients with stage IIIb or IV non-small cell lung cancer with disease that is characterized as wild-type EGFR. Debio 0932 is administered in in combination with cisplatin/pemetrexed and cisplatin/gemcitabine in treatment-naïve patients, and with docetaxel in previously treated patients. Once a recommended phase II dose of Debio 0932 in combination with each of the 3 chemotherapy regimens described above has been identified, the randomized, double-blind, placebo-controlled phase II portion of this study is expected to then begin where approximately 140 eligible patients will be randomized to receive chemotherapy with either placebo or Debio 0932. The primary objective of the phase II study will be to determine the efficacy of Debio 0932 in combination with chemotherapy. We are eligible for our next milestone payment under our license agreement when Debiopharm treats its fifth patient in a phase II clinical trial, which we expect will commence in 2014.

Lastly, Debiopharm is planning to initiate a phase I study of Debio 0932 in patients with renal cell carcinoma in the second half of 2013.

CUDC-101. CUDC-101 is a drug candidate that is designed to target epidermal growth factor receptor, or EGFR, human epidermal growth factor receptor 2, or HER2, and HDAC. In October 2012, we initiated a phase I clinical trial of an oral formulation of CUDC-101. We subsequently terminated this study as the bioavailability observed in the first cohort of patients was too low to achieve effective drug levels with this formulation. We are currently pursuing the development of alternative formulations that may provide improved oral bioavailability and allow us to progress CUDC-101 towards clinical testing. We currently anticipate that we will be able to determine whether we can create such a formulation during 2013.

We initially developed CUDC-101 as an intravenous formulation of CUDC-101 and we have completed two clinical trials with this formulation, including a phase I dose escalation clinical trial of CUDC-101 in 25 patients with advanced, refractory solid tumors and a phase I expansion trial that tested CUDC-101 in 46 patients with specific tumor types, including breast, gastric, head and neck, NSCLC or liver cancers. In 2011, we began testing an intravenous formulation of CUDC-101 in a phase I clinical trial in patients with locally advanced squamous cell carcinoma of the head and neck in combination with the current standard-of-care of cisplatin, a chemotherapeutic drug, and radiation. In April 2013, we determined that we would discontinue enrolling patients in this study and that the future development of CUDC-101 would be dependent on our ability to successfully develop an oral formulation of CUDC-101. Our decision was based largely on the difficulty in enrolling patients in this indication as well as our desire to direct our available financial resources to the development of CUDC-427 and CUDC-907.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $753,467,000 as of March 31, 2013. We expect that we will incur significant operating losses for the next several years as we seek to advance our research and development programs. Although Genentech and Roche have received FDA approval to market Erivedge in the U.S., Mexico, Israel and South Korea and Roche also received a positive CHMP opinion recommending approval of Erivedge in Europe, the level of future sales and the amount of resulting royalty revenue payable to us are both highly uncertain. In addition, in December 2012 we entered into a $30,000,000 debt financing that is secured by Erivedge royalty revenues and for which up to $4,000,000, $8,000,000 and $12,000,000 of our royalty revenues in 2013, 2014 and 2015 are required to be applied to debt repayments. For years after 2015, all royalty revenues that we receive will be applied to debt repayment until the debt is fully repaid. We currently estimate that the debt will be repaid by early 2017, but the actual timing of repayment will be dependent on the amount of royalty revenues that we earn on sales of Erivedge.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. As a result of uncertainty in the amounts of future Erivedge royalty revenue and the period that will be required to repay the royalty-secured debt obligation, the timing of potential milestone payments under our agreements with Genentech, Debiopharm and LLS and the variability in our operating expenses, we expect that our financial results in the future will be variable. We anticipate that existing capital resources as of March 31, 2013 should enable us to maintain current and planned operations into mid-2015. Our ability to continue funding our planned operations into and beyond mid-2015 is dependent on future contingent payments that we may receive from Genentech, Debiopharm, or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully scale up the commercialization of Erivedge in advanced BCC in the U.S. and in other currently approved territories;

•

Genentech’s and/or Roche’s receipt of approval to commercialize Erivedge in advanced BCC in Europe and other territories including in Australia as well as its ability to successfully launch and commercialize Erivedge in these markets;

•	positive results in Genentech’s ongoing phase II clinical trial in patients with operable BCC;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-427 and CUDC-907 and advance these drug candidates into phase II clinical testing;

•	our ability to advance preclinical efforts to develop an oral formulation of CUDC-101 and to advance this candidate into phase I clinical development;

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development; and

•	our ability to successfully enter into one or more material licenses or collaboration agreements for our proprietary drug candidates.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs other than Erivedge based upon our proprietary technologies.

Collaboration Agreements

We are currently a party to a collaboration with Genentech relating to our Hedgehog pathway inhibitor technologies, a license agreement with Debiopharm relating to our Hsp90 inhibitor technology and an agreement with LLS related to CUDC-907. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash milestone payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any funding for our research activities and we do not expect to receive such funding in the future from Genentech, Debiopharm or LLS under our current agreements with these parties. Under our collaboration with Genentech, we currently expect to incur only costs related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive, as well as patent-related expenses. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of March 31, 2013, we have incurred aggregate expenses over the term of this collaboration of $2,960,000 in connection with royalties and other cash payments from Genentech for research, development and regulatory objectives achieved related to such university licensing agreements. In addition, during 2012 we were obligated to issue 200,000 shares of our common stock to two university licensors upon FDA approval of Erivedge that represented $964,000 in expense. As we receive additional milestone payments from Genentech upon European or Australian approval of Erivedge, if achieved, we would be obligated to pay additional sublicense fees to these licensors, as well as fees related to any royalties received from the sale of Erivedge. We do not expect to incur any material costs in the foreseeable future related to our Hsp90 technologies under development by Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2013 should enable us to maintain current and planned operations into mid-2015.

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

Per the terms of the credit agreement, neither Curis nor Curis Royalty guaranteed any level of future royalty or royalty-related payments or the value of such payments as collateral to the loan. However, in certain circumstances, the obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated in accordance with the provisions of the credit agreement. If any of such conditions were to occur, Curis Royalty may not have sufficient funds to pay the accelerated obligation and BioPharma-II could foreclose on the secured royalty and royalty-related payment stream. In such an event, we might lose our right to royalty and royalty-related payments not transferred to BioPharma-II, including those we would otherwise be entitled to receive if, or when, Curis Royalty satisfied its obligations to BioPharma-II under the credit agreement.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, future royalty payments will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2013, 2014 and 2015, and until the debt is fully repaid thereafter. We currently estimate that the debt will be repaid in early 2017.

We could receive additional milestone payments from Genentech, Debiopharm, and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. Roche recently received a positive recommendation from CHMP for the European marketing authorization of Erivedge for advanced BCC and an approval decision from the European Commission is expected within the coming months. Erivedge is also currently being reviewed for potential marketing approval by health authorities in several additional territories, including in Australia, Brazil and Russia. We are eligible to receive additional milestone revenue should Erivedge receive approval by European and/or Australian health authorities, and we are also eligible to receive royalties on net sales of Erivedge in all territories where Erivedge is sold.

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

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record in the Revenues section of our Consolidated Statements of Operations and Comprehensive (Loss)/Income. These costs currently consist of payments we are obligated to make to university licensors on royalties that we earn from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we would earn from Roche’s future sales of Erivedge in Australia, if such approval is received, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

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

Our development programs, both internal and under collaboration, are summarized in the following table:

Drug candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech	FDA approved; Positive EU CHMP opinion; Regulatory submissions pending in Australia and other territories Phase II

- Erivedge	Operable Nodular BCC	Genentech

Antagonist of IAP Proteins
- CUDC-427	Breast cancer and other solid tumors	Internal development	Completed Phase I

Dual PI3K and HDAC Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase I

HSP90 Inhibitor
- Debio 0932	Advanced NSCLC	Debiopharm	Phase I/II
- Debio 0932	Solid tumor cancers	Debiopharm	Phase Ib

EGFR/HER2 and HDAC Inhibitor
- CUDC-101 oral formulation	Cancers	Internal development	Preclinical

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments the performance obligations under our collaboration agreements; the estimated repayment term of our debt and related short- and long-term classification; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in our valuation of stock-based compensation and the value of certain investments and liabilities, including our long-term warrant liability. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2012, or the Annual Report, which was filed with the SEC on March 13, 2013.

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2013	2012
Revenues:
Research and development
Genentech	$47,000	$60,000	(22%)
LLS	100,000	—	100%
Other	60,000	25,000	140%

Subtotal	207,000	85,000	144%

License fees from Genentech	—	10,000,000	(100%)
Royalty revenues from Genentech	664,000	271,000	145%

Total Revenues	$871,000	$10,356,000	(92%)

Total revenues decreased by $9,485,000 to $871,000 for the three months ended March 31, 2013 as compared to $10,356,000 for the same period in 2012. This decrease is primarily related to a decrease in our license fee revenues of $10,000,000 due to a payment that we received from Genentech upon FDA approval of Erivedge in January 2012. We did not recognize any license fee revenue under our collaborations for the three months ended March 31, 2013. Partially offsetting this decrease, our royalty revenues from the net sales of Erivedge increased $393,000 to $664,000 for the three months ended March 31, 2013 as compared to $271,000 in the prior year period. We also recognized revenues totaling $100,000 under our agreement with LLS for achievement of a clinical development objective related to the treatment of the first patient in our phase I clinical trial of CUDC-907.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales.

Cost of Royalty Revenues. Cost of royalty revenues were $33,000 and $114,000 for the three months ended March 31, 2013 and 2012. Cost of royalty revenues for the three months ended March 31, 2012 includes a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge. All of the cost of royalty revenues incurred during the three months ended March 31, 2013 and the remaining $14,000 incurred during the prior year period represents 5% of the royalties that we earned with respect to Erivedge paid to two university licensors.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
Research and Development Program	2013	2012

Erivedge	$40,000	$49,000	(18%)
CUDC-907	1,040,000	935,000	11%
CUDC-427	673,000	—	100%
Debio 0932	16,000	15,000	7%
CUDC-101	433,000	1,268,000	(66%)
Other network-targeted cancer programs	219,000	1,112,000	(80%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	—	1,464,000	(100%)
Stock-based compensation	207,000	399,000	(48%)

Total research and development expenses	$2,628,000	$5,242,000	(50%)

Our research and development expenses decreased by $2,614,000, or 50%, to $2,628,000 for the three months ended March 31, 2013 as compared to $5,242,000 for the same period in 2012. During the three months ended March 31, 2012, we incurred expenses of $1,464,000 to various university licensors in connection with Erivedge’s FDA approval and our receipt of the corresponding milestone payment. Of this amount, $964,000 represents the fair value of a one-time issuance of an aggregate of 200,000 shares of our common stock to two university licensors in connection with the FDA-approval of Erivedge. The remaining $500,000 represents sublicense fees we paid to these same licensors upon our receipt of the $10,000,000 milestone payment in the first quarter of 2012. No such expenses were incurred during the first quarter of 2013. In addition, spending related to our CUDC-101 programs decreased $835,000 during the three months ended March 31, 2013, primarily related to expenses for IND-enabling preclinical studies related to the development of an oral formulation of CUDC-101 as well as costs incurred in a phase I trial in head and neck cancers that were incurred during the three months ended March 31, 2012. Spending on our other preclinical network-targeted cancer programs also decreased $893,000 when compared to the prior year period as our internal resources were primarily allocated to the development programs of CUDC-907 and CUDC-427. Finally, stock-based compensation also decreased $192,000 from the prior year period primarily related to the expense recognized on unvested non-employee stock options that are marked-to-market at each reporting period, which means that as our stock price fluctuates, the related expense will either increase or decrease commensurately.

Offsetting these decreases, we incurred expenses of $673,000 during the three months ended March 31, 2013, related to our CUDC-427 program that was exclusively licensed from Genentech in November 2012. Spending on our CUDC-907 program also increased $105,000 during the three months ended March 31, 2013 as we began treating patients in a phase I clinical trial with this drug candidate initiated in January 2013.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-907 and CUDC-427 programs. In addition, we will be obligated to pay additional sublicense fees when we receive milestone payments upon the achievement of certain regulatory objectives that we receive from Genentech as well as for royalty payments that we receive from Roche’s net sales of Erivedge.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2013	2012
Personnel	$797,000	$663,000	20%
Occupancy and depreciation	87,000	137,000	(37%)
Legal services	478,000	742,000	(36%)
Professional and consulting services	471,000	366,000	29%
Insurance costs	76,000	59,000	29%
Other general and administrative expenses	204,000	210,000	(3%)
Stock-based compensation	454,000	624,000	(27%)

Total general and administrative expenses	$2,567,000	$2,801,000	(8%)

General and administrative expenses decreased by $234,000, or 8%, to $2,567,000 for the three months ended March 31, 2013 as compared to $2,801,000 for the prior year period. Legal fees decreased $264,000 from the prior year period due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters. In addition, stock-based compensation decreased $170,000 from the prior year period as a result of a decrease in the number of and grant-date fair value of options issued during the first quarter of 2013 compared to the prior year period.

Offsetting these decreases, personnel costs increased $134,000 primarily due to the hiring of an executive officer during the quarter ended March 31, 2013 and related accrual of cash incentive payments for this executive officer under a 2013 short-term incentive program. Potential cash incentive payments under the 2013 plan could total $706,000 if all targets are achieved, of which $563,000 would be recorded in general and administrative expense and $143,000 would be recorded in research and development. Professional and consulting costs also increased $105,000 primarily related to professional services and business development expenses.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants have an initial exercise price of $3.55 per share and have a five year term, and the fair value of the warrants is recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model. The warrants will be revalued each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants.

We estimated that the fair value of the warrants at March 31, 2013 was $1,187,000 using this model with the following assumptions: expected volatility of 55%, risk free interest rate of 0.2%, expected life of 1.8 years and no dividends. We estimated that the fair value of the warrants at March 31, 2012 was $3,810,000 using this model with the following assumptions: expected volatility of 77.2%, risk free interest rate of 0.5%, expected life of 2.8 years and no dividends. We recorded income of $301,000 and $8,000 for the quarters ended March 31, 2013 and 2012, respectively, primarily related to the change in our stock price during the respective periods. During the quarter ended March 31, 2012, warrants to purchase 212,500 shares of our common stock were exercised.

Other Expense (Income)

For the three months ended March 31, 2013, interest expense was $948,000 related to interest accrued on our outstanding debt with the BioPharma-II. We did not have debt during the prior year period. Interest income was $42,000 and $18,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

In December 2012, we entered into a $30,000,000 debt transaction at an annual interest rate of 12.25% secured with certain future Erivedge royalty and royalty-related payment streams with BioPharma-II. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. We made our first payment to BioPharma-II totaling $532,000 for interest only during the quarter ended March 31, 2013.

During 2012 we received milestone payments totaling $14,000,000 under our collaboration with Genentech. Conditional approval of Erivedge by the European Commission would result in an additional $6,000,000 milestone payment from Genentech, and we are also eligible for a milestone if Erivedge is approved in Australia. In addition, we received royalty revenues during 2012 in connection with Genentech’s net sales of Erivedge. Royalty revenues earned subsequent to December 2012 will be used to repay our debt to BioPharma-II, subject to the specified quarterly caps. We will be entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon earning any such payments, as well as on royalties that are earned in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that we would earn from Roche’s potential future sales of Erivedge in Australia, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

At March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $54,190,000, excluding our restricted investments of $180,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods assuming that CUDC-427 and CUDC-907 advance into further stages of clinical testing.

Net cash used in operating activities was $4,328,000 during the three-month period ended March 31, 2013 was primarily the result of our net loss for the period of $4,962,000, offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $953,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2013, including a decrease of $443,000 in our accounts payable and accrued liabilities primarily related to the payment of certain year-end employee benefits, including bonuses and a matching 401(k) contribution, which was offset by a decrease of $144,000 in our accounts receivable primarily related to the receipt of an LLS milestone earned in the fourth quarter of 2012.

Net cash provided by operating activities was $3,937,000 during the three-month period ended March 31, 2012 was primarily the result of our net income for the period of $2,226,000, as well as non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, the issuance of common stock to licensees and depreciation totaling $1,950,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2012, including an increase of $298,000 in our accounts receivable primarily related to royalties earned on the sale of Erivedge.

We expect to continue to use cash in operations as we seek to advance our targeted cancer drug candidates. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities provided cash of $1,263,000 and used cash of $7,646,000 for the three-month periods ended March 31, 2013 and 2012, respectively, resulting primarily from net investment activity for the respective periods. During the three-month periods ended March 31, 2013 and 2012, we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $14,000 and $42,000, respectively.

Financing activities provided cash of $36,000 for the three-month period ended March 31, 2013. Proceeds provided from the exercise of stock options of $298,000 were offset by the payment of debt issuance costs of $261,000 related to our financing transaction with BioPharma-II. Financing activities provided cash of $3,276,000 for the three-month period ended March 31, 2012, principally from the exercise of stock options and warrants.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $753,467,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-427, CUDC-907 and CUDC-101, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2013, should enable us to maintain current and planned operations into mid-2015. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2013.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since March 31, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include material changes to, and restate and supersede, the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

As of March 31, 2013, we had an accumulated deficit of approximately $753,467,000. We have incurred net losses of $4,962,000 for the three months ended March 31, 2013, and $16,417,000, $9,859,000, and $4,435,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Other than Erivedge, which was approved by the FDA in January 2012 for the treatment of advanced forms of BCC, we have not successfully commercialized any products to date, either alone or in collaboration with others. In December 2012, we, through our subsidiary Curis Royalty, received a $30,000,000 loan pursuant to a credit agreement with BioPharma-II. Under the terms of the credit agreement, our right to certain future royalty and royalty-related payments on the commercial sales of Erivedge will be transferred by Curis Royalty to BioPharma-II to repay the loan. As a result, for the foreseeable future, we will only receive royalties under our collaboration agreement with Genentech to the extent net sales are generated at a level sufficient to derive royalties in excess of Curis Royalty’s obligation to transfer such royalties to BioPharma-II, as only royalties received by Curis Royalty that are in excess of this obligation can be transferred to Curis from Curis Royalty. All of our drug candidates other than Erivedge are in early stages of development. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We will require substantial additional capital, which may be difficult to obtain.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities principally for CUDC-427 and CUDC-907and other drug candidates that we may seek to develop in the future, either from our internal discovery efforts or through acquisition from third parties, and to fund our general and administrative costs and expenses.

Other than the loan from BioPharma-II in December 2012, we have historically derived a substantial portion of our operating cash flow from the research funding, milestone payments and royalty revenues that we are entitled to receive under our collaboration agreements with third parties. For the three months ended March 31, 2013 and the years ended December 31, 2012, 2011 and 2010, our revenues were limited to milestone payments and/or royalties earned under our current collaboration agreements. Further, we transferred our right to certain future royalty and royalty-related payments on the commercial sales of Erivedge as repayment for a loan Curis Royalty entered into with BioPharma-II. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge, if any, that are in excess of the obligation to transfer certain royalties to BioPharma-II, and the ability of Erivedge to be approved for commercial sale in other countries, which would result in us becoming eligible to receive additional milestone payments, as well as royalties on any future sales. We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2013 should enable us to maintain current and planned operations into mid-2015. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development costs relating to CUDC-427 and CUDC-907;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

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

At March 31, 2013, we had $54,190,000 of cash, cash equivalents, marketable securities and long-term investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” set forth in our Annual Report.

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

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and in many countries abroad are maintained in secrecy until 18 months after filing, it is possible that third parties have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our knowledge. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which reforms U.S. patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and instituting a post-grant review system. This new legislation changes U.S. patent law in a way that may weaken our ability to obtain or maintain patent protection for certain inventions in the U.S.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.97 per share for the period January 1, 2011 through May 1, 2013. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Furthermore, as of March 31, 2013, we have outstanding warrants to purchase 1,373,517 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. For example, assuming that we issued and sold shares of common stock in a public offering at $3.00 per share, these warrants would become exercisable for an aggregate of 1,389,731 shares of our common stock, at an exercise price of $3.51 per share, which is equal to an aggregate of additional 16,214 shares as a result of the adjustment. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

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

As of March 31, 2013, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 36% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated: May 9, 2013	By:	/s/ MICHAEL P. GRAY
Michael P. Gray
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)	Letter Agreement, dated January 18, 2013, between Curis, Inc. and Daniel R. Passeri

10.2 (2)	Employment Agreement, dated February 19, 2013, by and between the Company and Ali Fattaey, Ph.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished, not filed, herewith.
(1)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on January 18, 2013.
(2)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 22, 2013.