Form 10-Q
period 2013-06-30
CURIS INC
filed 2013-08-08
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 1, 2013, there were 81,694,938 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,742,938	$12,747,709
Investments	47,391,009	42,791,689
Short-term investment – restricted	13,877	13,877
Accounts receivable	863,187	908,064
Prepaid expenses and other current assets	413,530	390,564

Total current assets	58,424,541	56,851,903

Property and equipment, net	500,891	434,168
Long-term investments	—	3,162,025
Long-term investment – restricted	166,487	180,405
Goodwill	8,982,000	8,982,000
Other assets	129,777	157,848

Total assets	$68,203,696	$69,768,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,578,308	$2,504,270
Accrued liabilities	1,419,167	1,474,556
Current portion of long-term debt, net	1,367,618	—

Total current liabilities	5,365,093	3,978,826
Long-term debt, net	29,029,095	29,838,925
Warrants	853,778	1,488,179
Other long-term liabilities	199,090	194,921

Total liabilities	35,447,056	35,500,851

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 and 125,000,000 shares authorized at June 30, 2013 and December 31, 2013, respectively; 82,906,784 shares issued and 81,683,938 shares outstanding at June 30, 2013; 81,065,488 shares issued and 80,017,781 shares outstanding at December 31, 2012	829,068	810,655
Additional paid-in capital	788,203,373	782,837,507
Treasury stock (at cost, 1,222,846 shares and 1,047,707 shares at June 30, 2013 and December 31, 2012, respectively)	(1,524,029)	(891,274)
Accumulated deficit	(754,760,691)	(748,504,549)
Accumulated other comprehensive income	8,919	15,159

Total stockholders’ equity	32,756,640	34,267,498

Total liabilities and stockholders’ equity	$68,203,696	$69,768,349

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Research and development	$599,065	$98,824	$806,100	$184,454
Royalties	805,312	252,750	1,469,712	523,372
License fees	4,000,000	4,000,000	4,000,000	14,000,000

Total revenues	5,404,377	4,351,574	6,275,812	14,707,826

COSTS AND EXPENSES:
Cost of royalty revenues	40,265	12,637	73,485	126,168
Research and development	3,166,639	4,500,456	5,795,096	9,742,405
General and administrative	2,903,669	2,264,586	5,470,791	5,065,663

Total costs and expenses	6,110,573	6,777,679	11,339,372	14,934,236

Loss from operations	(706,196)	(2,426,105)	(5,063,560)	(226,410)

OTHER INCOME/(EXPENSE):
Interest income	36,949	34,994	78,561	53,095
Interest expense	(957,742)	—	(1,905,544)	—
Change in fair value of warrant liability	333,141	(495,341)	634,401	(487,400)

Total other expense	(587,652)	(460,347)	(1,192,582)	(434,305)

Net loss	$(1,293,848)	$(2,886,452)	$(6,256,142)	$(660,715)

Net loss per common share (basic and diluted)	$(0.02)	$(0.04)	$(0.08)	$(0.01)

Weighted average common shares (basic and diluted)	81,128,475	79,052,517	80,615,412	78,304,441

Total comprehensive loss	$(1,299,031)	$(2,899,231)	$(6,262,382)	$(654,957)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,256,142)	$(660,715)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	67,734	60,432
Stock-based compensation expense	1,576,537	2,030,418
Issuance of common stock to licensees	—	964,000
Change in fair value of warrant liability	(634,401)	487,400
Non-cash interest (income)/expense	163,826	(99,171)
Amortization of debt issuance costs	52,389	—
Payment in-kind interest on debt	582,062	—
Changes in operating assets and liabilities:
Accounts receivable	44,877	(276,239)
Prepaid expenses and other assets	(34,941)	92,825
Accounts payable and accrued liabilities	133,810	(273,295)

Total adjustments	1,951,893	2,986,370

Net cash provided by/(used in) operating activities	(4,304,249)	2,325,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(27,704,396)	(30,163,823)
Sales of investments	26,097,035	20,250,450
Purchases of property and equipment	(34,957)	(33,652)
Decrease in restricted cash	13,918	41,632

Net cash used in investing activities	(1,628,400)	(9,905,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	3,189,353	4,549,663
Payment of debt issuance costs	(261,475)	—

Net cash provided by financing activities	2,927,878	4,549,663

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,004,771)	(3,030,075)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,747,709	15,119,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,742,938	$12,089,655

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. (the “Company” or “Curis”) is an oncology-focused drug development company seeking to develop and commercialize novel drug candidates for the treatment of human cancers. Curis conducts research and development programs both internally and through strategic collaborations. Erivedge® is the first and only approved medicine for the treatment of advanced basal cell carcinoma, and is being commercialized by F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech (see Notes 4(a) and 14). Curis is also leveraging its experience in targeting signaling pathways to develop clinical-stage targeted cancer programs CUDC-427, a small molecule IAP inhibitor, and CUDC-907, a dual PI3K and HDAC inhibitor. Curis licensee Debiopharm S.A., or Debiopharm, is progressing the clinical development of HSP90 inhibitor, Debio 0932.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any successful products would be used in the health care industry and would be regulated in the United States by the U.S. Food and Drug Administration, or FDA, and in overseas markets by similar regulatory authorities.

The Company is subject to risks common to companies in the biotechnology industry as well as risk factors that are specific to the Company’s business, including, but not limited to: the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge where it is currently approved, and to seek approval for Erivedge in additional territories; the Company’s ability to advance and expand its research and development programs; the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; its ability to obtain and maintain necessary intellectual property protection; development by its competitors of new or better technological innovations; dependence on key personnel; its ability to comply with regulatory requirements; and its ability to execute on its overall business strategies.

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on, a number of factors, including, but not limited to: Genentech’s ability to successfully obtain regulatory approvals and scale-up the commercialization of Erivedge in advanced BCC; positive results in Genentech’s ongoing phase II clinical trial in patients with operable BCC; the timing, outcome and cost of the Company’s planned clinical trials for its drug candidates and its ongoing preclinical efforts to advance an oral formulation of CUDC-101 into clinical testing as well as other potential research and development programs; and the Company’s ability to successfully enter into one or more material licenses or collaboration agreements for its proprietary drug candidates.

The Company anticipates that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2013 should enable it to maintain current and planned operations into the second half of 2015. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech, Debiopharm and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2013, the results of operations and cash flows for the three- and six-month periods ended June 30, 2013 and 2012 and the cash flows for the six-month periods ended June 30, 2013 and 2012. In the fourth quarter of 2012, the Company determined that its previously filed 2012 Forms 10-Q contained an error within the statements of cash flows. More specifically, in its Form 10-Q filed with the quarter ended June 30, 2012, the proceeds from the settlement of stock option exercises totaling $375,661 were incorrectly presented as cash flows from operating activities when such amount should have been classified as cash flows from financing activities for the six -month period ending June 30, 2012 in the statements of cash flows. The Company determined that the effect of the error was not material and therefore did not restate its Form 10-Q filed with the quarter ended June 30, 2012, or any of its other Forms 10-Q filed in 2012. The Company has properly reflected the adjustment in its statement of cash flows for the six months ended June 30, 2012 in this Form 10-Q. The “as previously reported” and “as adjusted” numbers are presented as follows:

	As Previously Reported Cash flow provided by		As Adjusted Cash flow provided by
	Operating Activities	Financing Activities	Operating Activities	Financing Activities

Six months ending June 30, 2012	$2,701,316	$4,174,002	$2,325,655	$4,549,663

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

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s drug candidates. Pursuant to the terms of these agreements, the Company and its licensees and collaborators may agree to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its Annual Report.

4.	Collaboration Agreements

(a)	Genentech June 2003 Collaboration

In January 2012, the FDA approved Genentech’s new drug application for the Erivedge capsule. As a result of the FDA’s approval of Erivedge in this indication, the Company earned a $10,000,000 milestone payment from Genentech and receives royalties on net sales of the product. In May 2012, Roche submitted an application for marketing registration for Erivedge to Australia’s Therapeutic Goods Administration, or TGA, and as a result, the Company earned a $4,000,000 milestone payment. In May 2013, the TGA approved the sale of Erivedge in Australia resulting in an additional milestone payment of $4,000,000. The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash payments, exclusive of royalty payments, under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has received $50,000,000 as of June 30, 2013 (see Note 14). The Company recognized milestone payments of $4,000,000 in each of the three months ended June 30, 2013 and 2012, and $14,000,000 in the six months ended June 30, 2012 as license revenue in its Condensed Consolidated Statement of Operations and Comprehensive Loss as the Company does not have any further substantive performance obligations under the collaboration.

Pursuant to agreements by and between the Company and two university licensors, the Company has made certain payments to such licensors in connection with its receipt of milestone payments from Genentech. During the three and six months ended June 30, 2013, the Company recorded research and development expenses of $200,000 related to payments the Company made to its licensors upon the Company’s receipt of a $4,000,000 milestone payment from Genentech upon Australian TGA approval of Erivedge. During the three and six months ended June 30, 2012, the Company recorded research and development expenses of $650,000 and $2,114,000, respectively. Of these amounts, during the three months ended June 30, 2012, the Company recorded research and development expenses of $650,000 related to payments the Company made to its licensors in connection with (i) Roche’s filing in 2009 of an investigational new drug application in Australia and (ii) the Company’s receipt of the $4,000,000 milestone from Roche upon its application to the Australian TGA for marketing registration of Erivedge in Australia. In addition, during the six months ended June 30, 2012, the Company recorded research and development expense of (i) $964,000 related to the fair value of a one-time issuance of an aggregate of 200,000 shares of the Company’s common stock in connection with FDA approval of Erivedge and (ii) $500,000 related to the Company’s receipt of the $10,000,000 milestone payment from Genentech in the first quarter of 2012.

The Company recognized royalty revenues from Genentech’s net sales of Erivedge of $805,312 and $252,750 during the three months ended June 30, 2013 and 2012, respectively, and $1,469,712 and $523,372 during the six months ended June 30, 2013 and 2012, respectively. The Company recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $40,265 and $12,637 during the three months ended June 30, 2013 and 2012, respectively, and $73,485 and $126,168 during the six months ended June 30, 2013 and 2012, respectively. For each of these periods, the cost of royalty revenue amounts are comprised of 5% of the Erivedge royalties earned by the Company that it is obligated to pay to university licensors. In addition, during the six months ended June 30, 2012, the Company recorded an additional expense of $100,000 due to a one-time cash payment to a university licensor upon the first commercial sale of Erivedge.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which LLS agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. The agreement was amended in May 2013 as it related to timing of certain milestone payments, but the aggregate funding was unchanged. Under the agreement, LLS will make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. The Company earned milestone payments under the LLS agreement totaling $550,000 and $650,000 during the three and six month periods ended June 30, 2013, respectively, related to the progress of the ongoing phase I clinical trial of CUDC-907. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the phase I clinical trial. Through June 30, 2013, the Company has received payments in the aggregate of $1,650,000 under its agreement with LLS.

The Company continues to apply the provisions of Accounting Standards Codification, or ASC, 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) whether the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) whether the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) whether there is any future performance required to earn the milestone; and (v) whether the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestones achieved in the first half of 2013 under the LLS agreement were substantive and recorded the related revenue of $550,000 and $650,000 during the three and six month periods ended June 30, 2013, respectively.

Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS up to a maximum of $10,000,000. This obligation is limited to 2.5 times the amount the Company receives from LLS, and, as of June 30, 2013, the maximum obligation, assuming that CUDC-907 successfully progresses through future clinical trials, would be $4,125,000. If CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of June 30, 2013, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which are not probable at June 30, 2013 as this program remains in the very early stages of clinical development.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2013 and December 31, 2012 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2013:
Cash equivalents
Money market funds	$5,672,899	$—	$—	$5,672,899
Municipal bonds	—	1,615,000	—	1,615,000
Investments
US government obligations	—	500,497	—	500,497
Corporate commercial paper, stock, bonds and notes	14,235,392	32,655,120	—	46,890,512

Total assets at fair value	$19,908,291	$34,770,617	$—	$54,678,908

Warrants	—	—	853,778	853,778

Total liabilities at fair value	$—	$—	$853,778	$853,778

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2012:
Cash equivalents
Money market funds	$7,597,598	$—	$—	$7,597,598
Corporate commercial paper, bonds and notes	2,263,323			2,263,323
Municipal bonds	—	1,825,000	—	1,825,000
Short- and long-term investments
Corporate commercial paper, bonds and notes	13,366,420	32,587,294	—	45,953,714

Total assets at fair value	$23,227,341	$34,412,294	$—	$57,639,635

Warrants	—	—	1,448,179	1,448,179

Total liabilities at fair value	$—	$—	$1,448,179	$1,448,179

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2013 and 2012:

Balance at December 31, 2012	$1,488,179
Change in fair value	(634,401)

Balance at June 30, 2013	$853,778

Balance at December 31, 2011	$4,361,168
Warrants exercised	(543,646)
Change in fair value	487,400

Balance at June 30, 2012	$4,304,922

6.	Investments

The amortized cost, unrealized losses and fair value of marketable securities available-for-sale as of June 30, 2013 with maturity dates ranging between one and twelve months and with a weighted average maturity of 4.6 months are as follows:

	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds and notes	$46,881,593	$8,919	$46,890,512
US government and municipal obligations	500,497	—	$500,497

Total marketable securities	$47,382,090	$8,919	$47,391,009

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

As of December 31, 2012, the Company recorded long-term investments of $3,162,025 on its Consolidated Balance Sheet. This amount was comprised of corporate debt securities with maturities ranging from March 2014 to May 2014 and with amortized cost totaling $3,161,848, plus unrealized net gains of $177.

7.	Debt

In December 2012, the Company, through its wholly-owned subsidiary, Curis Royalty, entered into a $30,000,000 debt transaction with BioPharma-II at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams. The loan constitutes an obligation of Curis Royalty and is intended to be non-recourse to the Company. Under the terms of the loan, quarterly royalty payments from Genentech will first be applied to pay (i) escrow fees payable by the Company pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $1,000,000 per quarter in 2013, $2,000,000 per quarter in 2014 and $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. The Company will be entitled to receive the remaining amounts above the caps, if any, and remains entitled to receive any contingent payments upon achievement of clinical development objectives. The Company retains its right to royalty payments related to sales of Erivedge following repayment of the loan.

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

Curis Royalty made payments toward its debt obligations of $531,877 on March 6, 2013 and $631,191 on May 31, 2013. Each of these payments represented only a portion of the interest accrued through each payment date. As a result, the shortfall in the unpaid but accrued interest totaling $582,062 was added to the principal portion of the debt. As of June 30, 2013, the Company recorded short- and long-term debt of $1,367,618 and $29,029,095, respectively (net of issuance costs of $53,470 and $131,879, respectively), and at December 31, 2012 recorded long-term debt of $29,838,925 (net of issuance costs of $161,075), related to the loan. In addition, the Company recorded related accrued interest on the debt of $312,192 and $204,167 within its accrued liabilities section of its Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively. Because repayment of the loan is contingent upon the level of Erivedge royalties received, subject to certain quarterly caps, the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, as was the case during the three and six months ended June 30, 2013, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, the Company estimates that the debt will be repaid through early 2017.

At June 30, 2013, the fair value of the principal portion of the debt is estimated as $31,520,000. Due to the assumptions required in estimating future Erivedge royalties and the expected repayment period, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this Erivedge royalty financing transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 as detailed in the following table:

	June 30, 2013	December 31, 2012
Other current assets	$51,410	$49,019
Other assets	126,797	154,868

Total debt issuance costs	178,207	203,887

Accrued liabilities, net against accrued interest	—	(50,984)

Debt, current	1,421,088	—
Debt issue costs, current	(53,470)	—

Debt, current portion net of issuance costs	$1,367,618	$—

Debt, long-term	29,160,974	30,000,000
Debt issue costs, long-term	(131,879)	(161,075)

Debt, net of current portion and issuance costs	$29,029,095	$29,838,925

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the three and six months ended June 30, 2013, the Company recognized interest expense related to the loan with BioPharma-II of $957,742 and $1,905,544, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

8.	Common Stock and Warrant Liability

(a)	Warrant Liability

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of June 30, 2013, warrants to purchase 238,805 shares of the Company’s common stock have been exercised and warrants to purchase 1,373,517 shares of common stock remain outstanding. The warrants have an initial exercise price of $3.55 per share and a five-year term. The warrants contain anti-dilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share.

Due to the warrant terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants was recorded as a liability in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model with updated assumptions at each reporting date as detailed in the following table:

	As of June 30,
	2013	2012
Fair value of the warrants	$853,778	$4,304,922
Expected term	1.6 years	2.6 years
Risk-free interest rate	0.25%	0.4%
Volatility	47.2%	75.4%
Dividends	None	None

The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $333,141 and $634,401 for the three and six months ended June 30, 2013, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to decreases in each of the model inputs during the respective reporting periods. The Company recorded other expense of approximately $495,341 and $487,400 for the three and six months ended June 30, 2012, respectively, due to changes in fair value of the warrant liability, primarily related to an increase in the Company’s stock price. During the six months ended June 30, 2012, as a result of the exercise of warrants to purchase 212,500 shares of the Company’s common stock, the warrant liability decreased $543,646 with an offsetting increase to additional paid-in-capital.

(b)	Stock Option Exercises Paid with Company Common Stock

The Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan generally allows participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on NASDAQ on the date of exercise. During the three months ended June 30, 2013, the Chief Executive Officer, the Chief Financial Officer and one member of the Company’s board of directors exercised stock options by remitting shares of Curis common stock held by the respective executive officer or director to the Company. The Company accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. These option holders remitted an aggregate of 175,139 shares during the three months ended June 30, 2013 with an aggregate value equal to $632,755.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued compensation	$707,788	$999,038
Professional fees	184,250	127,500
Accrued interest on debt (see Note 7)	312,192	204,167
Other	214,937	143,851

Total	$1,419,167	$1,474,556

10.	Related Party Transaction

On March 7, 2013, the Company’s Board of Directors elected Kenneth J. Pienta, M.D., to serve as a class I director until the 2015 Annual Meeting of Stockholders and thereafter until his successor is duly elected and qualified. In addition, Dr. Pienta has served as a member of the Company’s Scientific Advisory Board since September 2006 and as its Chairman since June 2007, pursuant to the terms of a Scientific Advisory Board Agreement, or the SAB agreement, effective September 13, 2006, as amended from time to time, by and between Dr. Pienta and the Company. Pursuant to the SAB agreement, Dr. Pienta receives compensation in the amount of $50,000 per year, payable in equal quarterly installments. In addition, pursuant to the terms of a consulting agreement dated June 11, 2011, as amended from time to time, by and between the Company and Dr. Pienta, Dr. Pienta served as a consultant to the Company in the areas of corporate strategy and business development. The Company and Dr. Pienta terminated the consulting agreement in connection with his election as a member of the Board of Directors in March 2013. Pursuant to the terms of the SAB agreement and the consulting agreement, the Company recognized expenses of $12,500 and $47,258 during the three and six months ended June 30, 2013, respectively, as it relates to services provided by Dr. Pienta.

11.	Accounting for Stock-Based Compensation

As of June 30, 2013, the Company had two shareholder-approved, share-based compensation plans: the Amended and Restated 2010 Stock Incentive Plan, or the Amended and Restated 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and the 2010 Employee Stock Purchase Plan adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. The Company can issue up to 9,000,000 shares of its common stock pursuant to awards granted under the Amended and Restated 2010 Plan. As of June 30, 2013, 3,692,251 shares remained available for grant under the Amended and Restated 2010 Plan.

The Amended and Restated 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The Amended and Restated 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool.

In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan has no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms. For a complete discussion of the Company’s share-based compensation plans, see Note 5, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During the six months ended June 30, 2013, the Company’s board of directors granted options to purchase 1,376,000 shares of the Company’s common stock to officers and employees of the Company under the Amended and Restated 2010 Plan. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates.

During the six months ended June 30, 2013, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the Amended and Restated 2010 Plan. Of these, 235,000 options will vest monthly over a one-year period and 25,000 options will vest over a four-year period. All options granted to non-employee directors during the six months ended June 30, 2013 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee and director options awarded during the six months ended June 30, 2013 and 2012 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2013	2012
Expected life (years) – employees	6	6
Expected life (years) – officers and directors	7	6
Risk-free interest rate	1.0-1.6%	1.0-1.2%
Volatility	70-72%	74-76%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2013 was $8,064,000, of which $7,634,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2013 and 2012 were $2.14 and $2.99, respectively. As of June 30, 2013, there was approximately $5,747,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.75 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2013 and 2012 were $1,598,000 and $5,779,000, respectively. The total fair values of vested stock options for the six months ended June 30, 2013 and 2012 were $1,808,000 and $1,228,000, respectively.

The Company recorded $751,702 and $1,396,027 in compensation expense for the three and six months ended June 30, 2013, respectively, and $833,497 and $1,649,725 in compensation expense for the three and six months ended June 30, 2012, respectively, related to employee and director stock option grants.

Non-Employee Grants

Pursuant to the Company’s stock plans, the Company has periodically granted stock options and unrestricted stock awards to consultants for services at the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. During the six month ended June 30, 2013, the Company issued options to purchase a total of 500,000 shares of common stock to consultants. These options were issued pursuant to the Amended and Restated 2010 Plan at exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense related to non-employee stock options of $164,269 and $180,510, for the three and six months ended June 30, 2013, respectively, and expense of $174,245 and $380,693 for the three and six months ended June 30, 2012, respectively.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2013 and 2012, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations, including expense related to its 2010 Employee Stock Purchase Plan:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$289,640	$365,855	$496,519	$765,010
General and administrative expenses	626,331	641,887	1,080,018	1,265,408

Total stock-based compensation expense	$915,971	$1,007,742	$1,576,537	$2,030,418

The table below summarizes options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.79 – $ 1.43	2,792,954	4.64	$1.25	2,792,954	$1.25
1.57 – 2.27	2,182,465	5.50	1.97	1,790,418	1.93
2.48 – 3.41	2,333,750	9.47	3.28	219,931	3.30
3.63 – 4.52	2,649,150	6.84	4.27	1,612,639	4.23
4.56 – 5.60	705,000	0.89	4.73	699,000	4.73

	10,663,319	6.17	$2.82	7,114,942	$2.50

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of June 30, 2013:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2012	$15,159
Other comprehensive loss before reclassifications	(6,240)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	(6,240)

Balance, as of June 30, 2013	$8,919

The above amounts do not reflect a tax effect as the Company expects to retain a net loss position for 2013.

13.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2013 and 2012, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the Three and Six Months Ended June 30, 2013	For the Three and Six Months Ended June 30, 2012
Stock options outstanding	10,663,319	10,721,724
Warrants outstanding	1,373,517	1,398,318

Total antidilutive securities	12,036,836	12,120,042

14.	Subsequent Events

2013 Sales Agreement

On July 3, 2013, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to sell from time to time up to $30,000,000 of the Company’s common stock through an “at-the-market” equity offering program under which Cowen and Company, LLC, or Cowen, will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $40,000. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. Common stock will be issued pursuant to the Company’s currently-effective shelf registration statement on Form S-3.

Erivedge Milestone

In July 2013, Roche announced that it has received conditional marketing approval for Erivedge from the European Commission for the treatment of advanced BCC. The European Commission’s decision will be applicable to all 28 European Union member states. As a result of this conditional approval, the Company earned a $6,000,000 milestone payment from Genentech, a member of the Roche Group and will be obligated to pay $300,000 to its university licensors upon receipt of such payment. The Company will continue to be entitled to receive royalties on future sales of Erivedge. Roche is solely responsible for commercializing Erivedge in the European Union.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

We are an oncology-focused drug development company seeking to develop and commercialize novel drug candidates for the treatment of human cancers. We conduct our research and development programs both internally and through strategic collaborations. Erivedge® is the first and only approved medicine for the treatment of advanced basal cell carcinoma, and was developed and is being commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. We are also leveraging our experience in targeting signaling pathways to develop clinical-stage targeted drug candidates: CUDC-427, a small molecule IAP inhibitor, and CUDC-907, a dual PI3K and HDAC inhibitor. Our licensee Debiopharm is advancing the clinical development of the HSP90 inhibitor, Debio 0932.

Erivedge®

Erivedge® (vismodegib) capsule. Our most advanced drug is a first-in-class orally-administered small molecule Hedgehog pathway inhibitor developed under collaboration with Genentech. Pursuant to this collaboration, Genentech and Roche are responsible for clinical development, and Genentech (in the U.S.), Roche (outside the U.S., excluding Japan) and Chugai (in Japan) are responsible for commercialization of Erivedge.

In January 2012, based on the results of the Phase 2 pivotal ERIVANCE BCC clinical study, the U.S. Food and Drug Administration, or FDA, approved Erivedge for treatment of adults with basal cell carcinoma, or BCC, that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. We refer to this indication as advanced BCC. The ERIVANCE BCC study enrolled 104 advanced BCC patients (71 had locally advanced and 33 had metastatic disease) from 31 study centers in the US, Australia and Europe. The study showed that Erivedge substantially shrank tumors or healed visible lesions, as defined by objective response rate, in 42.9 percent of patients with locally advanced and 30.3 percent of patients with metastatic BCC as assessed by independent review. The most common adverse events included muscle spasms, hair loss, altered taste sensation, fatigue and weight loss. Serious adverse events (SAEs) were observed in 26 patients (25 percent), however of these only four patients (4 percent) had SAEs that were considered to be related to treatment with Erivedge. Fatal events were reported in seven patients (7 percent) although none were considered by investigators to be related to treatment with Erivedge. In all cases, patients had other pre-existing diseases or symptoms that were related to their presumed cause of death.

In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge, resulting in a $4,000,000 milestone payment to us. In July 2013, the European Commission granted conditional approval for the marketing of Erivedge in all 28 European Union member states. This conditional approval makes Erivedge the first licensed treatment in Europe for advanced BCC and also resulted in a $6,000,000 milestone payment to us from Genentech. A conditional marketing authorization is granted to medicinal products with a positive benefit/risk assessment that satisfy an unmet medical need and whose availability would result in a significant public health benefit. Under the provisions of the conditional approval, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE, which is an international, single-arm, open-label multicenter trial in patients with advanced forms of BCC. An interim analysis from STEVIE presented at the American Society of Clinical Oncology’s, or ASCO, 2013 Annual Conference confirmed a similar safety profile to that observed in the ERIVANCE BCC study.

In addition to the United States, Australia and European Union, Erivedge is also approved in Canada, Ecuador, Israel, Mexico, South Korea and Switzerland. Roche has also filed several new drug applications for marketing registration with health agencies in other territories. Erivedge’s regulatory approvals and Roche’s submissions in other territories are based on positive clinical data from the ERIVANCE BCC study.

Genentech also evaluated Erivedge in a single-arm three cohort phase II clinical trial to treat less severe forms of BCC. Data from this study are expected in to be presented at a medical meeting. In addition, Roche has recently initiated a randomized, placebo controlled phase II study to investigate the efficacy of Erivedge treatment (versus placebo) prior to surgery in previously untreated BCC.

Outside of BCC, Roche is also initiating a phase Ib/II trial in patients with relapsed/ refractory acute myelogenous leukemia (AML) and relapsed/refractory high-risk myelodysplastic syndrome (MDS). In contrast to BCC, these two clinical conditions are driven by mechanisms that are not linked to mutations in the hedgehog pathway. Additionally, third-party investigators are also conducting clinical trials with Erivedge in BCC as well as in several other cancers.

Pursuant to the terms of our collaboration agreement with Genentech, we are entitled to a royalty on net sales of Erivedge that ranges from the mid-to-high single digits, and which escalates within this range with increasing product sales. The royalty rate applicable to Erivedge may be decreased to a low-to-mid single digit royalty in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded.

In December 2012, we, through our wholly-owned subsidiary Curis Royalty, entered into a $30,000,000 debt transaction with BioPharma-II at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams. The loan constitutes an obligation of Curis Royalty and is intended to be non-recourse to us. Under the terms of the loan, quarterly royalty payments from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $1,000,000 per quarter in 2013, $2,000,000 per quarter in 2014 and $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. We will be entitled to receive the remaining amounts above the caps, if any, and remain entitled to receive any contingent payments upon achievement of clinical development objectives. We retain the right to royalty payments related to sales of Erivedge following repayment of the loan.

Upon the closing of the transaction, we transferred to Curis Royalty, pursuant to a purchase and sale agreement between us and Curis Royalty, the right to receive Erivedge royalty and royalty-related payments due from Genentech as defined in the credit agreement, and BioPharma-II loaned to Curis Royalty $30,000,000 that, together with accrued interest, will be repaid by Curis Royalty quarterly from the proceeds of these Erivedge royalty and royalty-related payments. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. During 2013, Curis Royalty began making payments to BioPharma-II upon receipt of the Erivedge royalties. The amounts paid were less than the interest accrued through the repayment dates resulting in a total of $582,000 being added to the outstanding principal. As of June 30, 2013, we owed a total of $30,894,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest.

We recognized $1,470,000 of royalty revenue from Genentech’s net sales of Erivedge during the six months ended June 30, 2013 and an aggregate of $2,999,000 in royalty revenues since Erivedge was approved, which was calculated as 5% of Genentech’s net sales of Erivedge. As indicated above, we expect to continue to record royalty revenue from sales of Erivedge, but some or all of such revenues will service the loan that Curis Royalty received from BioPharma-II, subject to the quarterly caps. We recorded cost of royalty revenues of $73,000 and $250,000, respectively, during these same periods.

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

Targeted Cancer Drug Candidates

CUDC-427. IAP proteins are a family of functionally and structurally related proteins that promote cancer cell survival by inhibiting programmed cell death, a process also referred to as apoptosis. Using IAP proteins and other anti-apoptotic factors, cancer cells evade cell death in response to a variety of signals, including those provided by anti-cancer agents such as chemotherapy, or naturally occurring inflammatory and immune signals transmitted through members of the tumor necrosis factor, or TNF family. Evasion from apoptosis is a fundamental mechanism whereby human cancers develop resistance to standard anti-cancer treatments. IAP inhibitors such as CUDC-427 are designed to counteract the effects of IAP proteins, thus shifting the balance away from cancer cell survival and allowing apoptosis to proceed.

In November 2012, we licensed from Genentech the exclusive, worldwide rights for the manufacture, development and commercialization of a small molecule Smac mimetic drug candidate, CUDC-427, that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered low-to-mid single-digit royalty on net sales of CUDC-427, if any.

Prior to our licensing agreement, Genentech had completed enrollment in a phase I clinical trial of CUDC-427 (previously GDC-0917), in which 42 patients with refractory solid tumors or lymphoma received daily oral doses of CUDC-427 for two weeks, followed by a one week rest period until disease progression or study discontinuation for any other reason. Results of this phase I study were presented during an oral session at the ASCO 2013 Annual Conference in June 2013. In this study, patients were enrolled across 11 cohorts and received CUDC-427 monotherapy at doses ranging from 5 mg to 600 mg daily. Unconfirmed complete responses were reported in 2 patients, including one patient with ovarian cancer and another with mucosa-associated lymphoid tissue (MALT) lymphoma. Additionally, one patient experienced a mixed response and four patients (one patient each with breast cancer, sarcoma, small cell lung cancer and Kapsoi’s sarcoma) had stable disease for greater than or equal to three months, including a patient on study for greater than 10 months. The maximum tolerated dose, or MTD, of CUDC-427 has not been determined, although plasma concentrations in the order of preclinically predicted ED90 were reached. ED90 refers to the dose that leads to 90% of the maximal response. There were three deaths reported during the study: two due to progression of breast cancer and one patient died due to pneumonia. Adverse events (AEs) that resulted in treatment discontinuation were Grade 3 fatigue (one patient), Grade 2 QTc prolongation (one patient), Grade 2 drug hypersensitivity (one patient), Grade 2 pneumonitis (one patient), and Grade 3 pruritus/Grade 2 rash (one patient). Other treatment related AEs that were equal to or greater than Grade 3 in severity in more than one patient were elevated levels of liver enzymes (two patients at 450 and 600 mg dose). Biomarker analyses of the tumor samples (two patients) and peripheral blood cells (all patients) showed changes that were consistent with CUDC-427’s mechanism of action.

We plan to continue the clinical development of CUDC-427 and expect to investigate the efficacy and safety of CUDC-427 in combination and mono-therapy clinical studies, including a phase Ib/II trial using CUDC-427 in combination with capecitabine in HER2-negative breast cancer patients, and monotherapy trials in ovarian and fallopian tube cancers, as well as in aggressive and indolent lymphomas such as MALT lymphomas. We recently initiated a phase I dose escalation trial in patients with advanced and refractory solid tumors or lymphomas where oral CUDC-427 is being administered as a single agent twice-daily on a continuous dosing schedule for a 21-day cycle. This trial is expected to enroll three to six patients at each dose level and also includes an expansion cohort, which is expected to primarily enroll patients with ovarian and fallopian tube cancers. The primary objective of the study is to determine the MTD and recommended phase II dose of oral CUDC-427 as a single agent based on this regimen. The secondary objectives of the study are to assess CUDC-427’s safety and tolerability, pharmacokinetics, exploratory biomarkers of activity and preliminary anti-cancer activity.

CUDC-907. CUDC-907 is an orally bioavailable drug candidate designed to predominantly inhibit certain isoforms of phosphatidylinositol-3-kinase, or PI3K (mainly PI3K- alpha, delta and beta) and select classes of histone deacetylase, or HDAC enzymes (Classes I and IIB primarily). In January 2013, we treated the first subject in a phase I clinical trial in patients with advanced lymphoma and multiple myeloma. The study is designed to assess the safety (including the MTD), pharmacokinetics, and anti-cancer activity of CUDC-907. Analysis of drug pharmacokinetics and pharmacodynamics from these patients’ blood samples is currently ongoing. In July 2013, we submitted an amendment to the protocol of the ongoing Phase I study to include two additional dosing regimens, wherein oral CUDC-907 will be administered either two times per week (twice weekly regimen) or three times per week (thrice weekly regimen). Additionally, exploratory biomarkers will be assessed in the blood and tissue specimens for the activity of CUDC-907.

In November 2011, we entered into an agreement with The Leukemia & Lymphoma Society, or LLS, under which LLS is expected to provide up to $4,000,000 in milestone payments to support our ongoing development of CUDC-907. As of June 30, 2013, we have earned $1,650,000 in milestone payments under our agreement with LLS. Under certain conditions associated with the successful partnering and/or commercialization of CUDC-907 in the specified indications, we may be obligated to make payments, including royalties, to LLS up to a maximum of $10,000,000. This obligation is limited to 2.5 times the amount we receive from LLS, and, as of June 30, 2013, the maximum obligation, assuming that CUDC-907 successfully progresses through future clinical trials, would be $4,125,000.Our scientists are also conducting ongoing preclinical studies of CUDC-907 in solid tumor cancers and we are currently planning a phase I study in patients with solid tumors.

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

In April 2010, Debiopharm initiated a phase I clinical trial to evaluate the safety of Debio 0932 in patients with advanced solid tumors. In 2011, Debiopharm successfully advanced Debio 0932 through the dose escalation portion of this phase I study and determined 1000 mg daily to be the recommended dose for further development. In the beginning of 2012, Debiopharm advanced Debio 0932 into the phase Ib expansion portion of the study at this 1000 mg daily dose level. The primary objectives of the phase Ib portion of the study were to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at the 1000 mg daily dose and to make a preliminary assessment of its anti-tumor activity. Debiopharm completed the phase Ib expansion portion of the study, enrolling approximately 30 patients with advanced solid tumors, including patients with non-small cell lung cancer, of NSCLC. We expect Debiopharm to report data from this study in the near future.

In August 2012, Debiopharm initiated a phase I/II clinical trial, or the HALO trial, of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV NSCLC without known EGFR mutations. In the phase I portion of this study, various doses of Debio 0932 are being investigated in combination with either cisplatin/pemetrexed or cisplatin/gemcitabine in treatment-naïve patients, and with docetaxel in previously treated patients. Once a recommended phase II dose of Debio 0932 in combination with each of the 3 chemotherapy regimens has been identified, Debiopharm expects to initiate the randomized, double-blind, placebo-controlled phase II portion of the study. The phase II portion of the HALO trial is expected to enroll approximately 140 eligible NSCLC patients, who will be randomized to chemotherapy treatment in combination with either Debio 0932 or placebo. The primary objective of the phase II study will be to determine the efficacy of Debio 0932 in combination with chemotherapy. Under our agreement with Debiopharm, we are eligible for our next milestone payment when Debiopharm treats its fifth patient in a phase II clinical trial, which we expect could occur in 2014. We have received $13,000,000 to-date from Debiopharm under this collaboration.

Lastly, Debiopharm is also planning to initiate a phase I study of Debio 0932 in patients with renal cell carcinoma in the second half of 2013.

CUDC-101. CUDC-101 is a drug candidate that is designed to target epidermal growth factor receptor, or EGFR, human epidermal growth factor receptor 2, or HER2, and certain HDAC enzymes. In October 2012, we initiated a phase I clinical trial of an oral formulation of CUDC-101 in cancer patients. We subsequently terminated this study as the bioavailability observed in the first cohort of patients was too low to achieve effective drug levels with this formulation. We are currently pursuing the development of alternative formulations that may provide improved oral bioavailability and allow us to progress CUDC-101 towards clinical testing.

We initially developed CUDC-101 as an intravenous formulation and we have completed two clinical trials with this formulation, including a phase I dose escalation clinical trial of CUDC-101 in 25 patients with advanced, refractory solid tumors and a phase I expansion trial that tested CUDC-101 in 46 patients with specific tumor types, including breast, gastric, head and neck, NSCLC or liver cancers. In 2011, we began testing an intravenous formulation of CUDC-101 in a phase I clinical trial in patients with locally advanced squamous cell carcinoma of the head and neck in combination with the current standard-of-care of cisplatin and radiation. In April 2013, we determined that we would discontinue enrolling patients in this study and that the future development of CUDC-101 would be dependent on our ability to successfully develop an oral formulation of CUDC-101. Our decision was based largely on the difficulty in enrolling patients in this trial as well as our desire to direct our available financial resources to the development of CUDC-427 and CUDC-907.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $754,761,000 as of June 30, 2013. We expect that we will incur significant operating losses for the next several years as we seek to advance our research and development programs. Although Genentech and Roche have received marketing approvals for Erivedge to treat advanced BCC in various territories, the level of future sales and the amount of resulting royalty revenue payable to us are both highly uncertain. In addition, in December 2012 our wholly-owned subsidiary, Curis Royalty, entered into a $30,000,000 debt financing that is secured by Erivedge royalty revenues and for which up to $4,000,000, $8,000,000 and $12,000,000 of royalty revenues in 2013, 2014 and 2015 are required to be applied to debt repayments. For the years after 2015, all royalty revenues that we receive will be applied to debt repayment until the debt is fully repaid. We currently estimate that the debt will be repaid by early 2017, but the actual timing of repayment will be dependent upon the amount of royalty revenues that we earn on sales of Erivedge.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. As a result of uncertainty in the amounts of future Erivedge royalty revenue and the period that will be required to repay the royalty-secured debt obligation, the timing of potential milestone payments under our agreements with Genentech, Debiopharm and LLS and the variability in our operating expenses, we expect that our financial results in the future will be variable. We anticipate that existing capital resources as of June 30, 2013 should enable us to maintain current and planned operations into the second half of 2015. Our ability to continue funding our planned operations into and beyond this point is dependent on future contingent payments that we may receive from Genentech, Debiopharm, or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully grow the commercialization of Erivedge in advanced BCC in the U.S. and in other currently approved territories;

•	Roche’s ability to successfully launch and commercialize Erivedge in advanced BCC in additional territories;

•	positive results in Genentech’s ongoing phase II clinical trial in patients with operable BCC;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-427 and CUDC-907;

•	our ability to advance preclinical efforts to develop an oral formulation of CUDC-101 and to advance this candidate into clinical development;

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development; and

•	our ability to successfully enter into one or more material licenses or collaboration agreements for our proprietary drug candidates.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully commercialize drugs other than Erivedge from our proprietary pipeline.

Collaboration Agreements

We are currently a party to a collaboration with Genentech related to our Hedgehog pathway inhibitor technologies, a license agreement with Debiopharm related to our Hsp90 inhibitor technology and an agreement with LLS related to CUDC-907. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash milestone payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any funding for our research activities and we do not expect to receive such funding in the future from Genentech, Debiopharm or LLS under our current agreements with these parties. Under our collaboration with Genentech, we currently expect to incur only costs related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive, as well as patent-related expenses. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of June 30, 2013, we have incurred aggregate expenses over the term of this collaboration of $3,200,000 in connection with royalties and other cash payments received from Genentech. In addition, during 2012 we incurred $964,000 in expense related to the issuance of 200,000 shares of our common stock to such university licensors upon FDA approval of Erivedge. In May and July 2013, we received additional milestone payments from Genentech upon Australian and European Union approval of Erivedge, and, as a result, we are obligated to pay additional sublicense and royalty fees to these university licensors. We do not expect to incur any material costs in the foreseeable future related to our Hsp90 technologies under development by Debiopharm.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of June 30, 2013 should enable us to maintain current and planned operations into the second half of 2015.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under “Part II, Item 1A—Risk Factors.”

Debt. In December 2012, through our wholly-owned subsidiary Curis Royalty, we entered into a $30,000,000 debt transaction with BioPharma-IIat an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams. For a further discussion of this loan, see “Overview – Erivedge.”

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

We could receive additional milestone payments from Genentech, Debiopharm, and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In May, 2013 Erivedge was approved for marketing registration by Australia’s TGA for the treatment of adult patients with metastatic or locally advanced BCC. The Australian approval resulted in a $4,000,000 milestone payment to us in the second quarter of 2013. Additionally, in July 2013 Erivedge received conditional approval from the European Commission for the marketing of Erivedge in all 28 European Union member states. As a result of this conditional approval, we earned a $6,000,000 milestone payment from Genentech, which will be recognized in the third quarter of 2013. Erivedge is also currently being reviewed for potential marketing approval by health authorities in several additional territories.

Our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical, development and regulatory objectives, if any are met, under new collaborations or our existing collaborations with Genentech, Debiopharm, and LLS and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech, Debiopharm, and LLS cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record in the Revenues section of our Consolidated Statements of Operations and Comprehensive (Loss)/Income. These costs currently consist of payments we are obligated to make to university licensors on royalties that we earn from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we would earn from Roche’s future sales of Erivedge in Australia, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

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

Our development programs, both internal and under collaboration, are summarized in the following table:

Drug candidate	Primary Disease	Collaborator/Licensee	Status
Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech	Approved in US, EU, Australia and others; Regulatory submissions/ approvals pending in certain other territories

- Erivedge	Operable Nodular BCC	Genentech	Completed Phase II

- Erivedge	Operable BCC	Genentech (Roche)	Phase II

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumors and lymphomas	Internal development	Completed Phase I

- CUDC-427	Advanced solid tumor & lymphomas including expansion cohort of ovarian and fallopian tube derived cancers	Internal development	Phase I

Dual PI3K and HDAC Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase I

HSP90 Inhibitor
- Debio 0932	Advanced NSCLC	Debiopharm	Phase I/II
- Debio 0932	Solid tumor cancers	Debiopharm	Phase Ib

EGFR/HER2 and HDAC Inhibitor
- CUDC-101 oral formulation	Cancers	Internal development	Preclinical

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

Results of Operations

Three-Month Periods Ended June 30, 2013 and June 30, 2012

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2013	2012
REVENUES:
Research and development
Genentech	$47,000	$98,000	(52%)
LLS	550,000	—	100%
Other	2,000	1,000	100%

Subtotal	599,000	99,000	505%

License fees	4,000,000	4,000,000	—%
Royalty revenues from Genentech	805,000	253,000	218%

Total revenues	$5,404,000	$4,352,000	24%

Total revenues increased primarily due to an increase of $552,000 in our royalty revenues earned from Genentech on net sales of Erivedge, which increased to $805,000 during the second quarter of 2013 as compared to $253,000 during the same period in 2012. We also recorded an increase in research and development revenues of $500,000 during the second quarter of 2013 as compared to the same period in 2012, primarily due to $550,000 that we earned under our agreement with LLS related to the achievement of a clinical development objective during the quarter ended June 30, 2013. We are eligible for additional milestone payments of up to $2,350,000 over the term of our agreement with LLS, if our CUDC-907 program continues to successfully meet clinical development objectives.

During the three months ended June 30, 2013 and 2012, we recognized license fee revenues of $4,000,000, respectively, for payments we received from Genentech in connection with Roche’s May 2012 Australian NDA filing and subsequent approval by Australian health authorities in May 2013.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales.

Cost of Royalty Revenues. Cost of royalty revenues increased as a result of an increase in the royalties that we earned with respect to Erivedge during the three months ended June 30, 2013, which we are required to pay to two university licensors.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2013	2012

Erivedge	$22,000	$24,000	(8%)
CUDC-907	1,121,000	1,228,000	(9%)
CUDC-427	1,155,000	—	100%
Debio 0932	13,000	21,000	(38%)
CUDC-101	306,000	1,263,000	(76%)
Other network-targeted cancer programs	60,000	948,000	(94%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	200,000	650,000	(69%)
Stock-based compensation	290,000	366,000	(21%)

Total research and development expense	$3,167,000	$4,500,000	(30%)

Our research and development expenses decreased primarily due to decreases in spending on CUDC-101, our research stage network targeted cancer programs and Erivedge-related payments to sublicensors, offset in part by increased spending on CUDC-427 that was exclusively licensed from Genentech in November 2012. Spending related to our CUDC-101 programs decreased $957,000 during the three months ended June 30, 2013, primarily due to our decision to discontinue clinical development of this drug candidate while continuing to research oral formulations of this molecule. Spending on our other preclinical network-targeted cancer programs also decreased $888,000 when compared to the prior year period as our internal resources were primarily allocated to CUDC-907 and CUDC-427. In addition, during the quarter ended June 30, 2013, we incurred sublicense fees of $200,000 related to the $4,000,000 milestone payment we received upon Erivedge’s marketing approval in Australia. In the second quarter of 2012, we incurred sublicense fees of $650,000 in connection with Roche’s regulatory filings in Australia and our receipt of the related $4,000,000 milestone payment.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-907 and CUDC-427. In addition, we will be obligated to pay additional sublicense fees if, or when, we receive milestone payments from Genentech upon the achievement of certain regulatory objectives.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2013	2012
Personnel	$878,000	$645,000	36%
Occupancy and depreciation	85,000	125,000	(32%)
Legal services	594,000	351,000	69%
Consulting and professional services	358,000	246,000	46%
Insurance costs	76,000	60,000	27%
Other general and administrative expenses	287,000	196,000	46%
Stock-based compensation	626,000	642,000	(2%)

Total general and administrative expenses	$2,904,000	$2,265,000	28%

General and administrative expenses increased primarily due to increased personnel costs associated with the hiring of Ali Fattaey, Ph.D. as our President and Chief Operating Officer in February 2013 and related accrual of cash incentive payments under our 2013 short-term incentive program, legal fees related to foreign patent filings and other various corporate matters and professional services, including audit fees, and business development expenses. In addition, other general and administrative spending increased $91,000 over the prior year period, which is comprised of travel, banking and listing fees and other operating expenses.

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

We estimated that the fair value of the warrants at June 30, 2013 was $854,000 using this model with the following assumptions: expected volatility of 47.2%, risk free interest rate of 0.3%, expected life of 1.6 years and no dividends. We estimated that the fair value of the warrants at June 30, 2012 was $4,305,000 using this model with the following assumptions: expected volatility of 75.4%, risk free interest rate of 0.4%, expected life of 2.6 years and no dividends. We recorded income of $333,000 and a charge of $495,000 for the quarters ended June 30, 2013 and 2012, respectively, related to changes in the assumptions used in the valuation of the warrants during the respective periods.

Other Expense (Income)

For the three months ended June 30, 2013, interest expense was $958,000 related to interest accrued on our outstanding debt with the BioPharma-II. We did not have debt during the prior year period. Interest income was $37,000 and $35,000 for the three month periods ended June 30, 2013 and 2012, respectively.

Six-Month Periods Ended June 30, 2013 and June 30, 2012

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2013	2012
REVENUES:
Research and development
Genentech	$94,000	$158,000	(41%)
LLS	650,000	—	100%
Other	62,000	27,000	130%

Subtotal	806,000	185,000	336%

License fees from Genentech	4,000,000	14,000,000	(71%)
Royalty revenues from Genentech	1,470,000	523,000	181%

Total revenues	$6,276,000	$14,708,000	(57%)

Total revenues decreased primarily due to a decrease in our license fee revenues from Genentech, which included a milestone payment upon FDA approval of Erivedge in January 2012

Offsetting the decrease in license fee revenue, we recognized $1,470,000 and $523,000 of royalty revenues from the net sales of Erivedge during the six months ended June 30, 2013 and 2012, respectively, an 181% increase over the prior year period. We also recognized revenues totaling $650,000 during the six months ended June 30, 2013 under our agreement with LLS for achievement of clinical development objectives related to our phase I clinical trial of CUDC-907.

Cost of Royalty Revenues. Cost of royalty revenues decreased largely due to a $100,000 one-time cash payment paid to a university licensor upon the first commercial sale of Erivedge during the six months ended June 30, 2012.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2013	2012

Erivedge	$62,000	$73,000	(15%)
CUDC-907	2,161,000	2,163,000	(—%)
CUDC-427	1,828,000	—	100%
Debio 0932	29,000	37,000	(22%)
CUDC-101	740,000	2,530,000	(71%)
Other network-targeted cancer programs	278,000	2,060,000	(87%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	200,000	2,114,000	(91%)
Stock-based compensation	497,000	765,000	(35%)

Total research and development expense	$5,795,000	$9,742,000	(41%)

Our research and development expenses decreased primarily due to decreases in spending on CUDC-101, our research stage network targeted cancer programs and Erivedge-related payments to sublicensors, offset in part by spending on CUDC-427 that was exclusively licensed from Genentech in November 2012.

Spending related to our CUDC-101 and research stage network-targeted cancer programs decreased by a total of $3,572,000 during the six months ended June 30, 2013, primarily due to our decisions to discontinue clinical development of CUDC-101 while continuing to research oral formulations of this molecule and to focus our internal resources on our clinical development programs, CUDC-907 and CUDC-427.

In addition, sublicense fees decreased by $1,914,000 during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily resulting from one-time sublicense fees and the one-time issuance of an aggregate of 200,000 shares of our common stock in connection with Erivedge’s FDA approval, Roche’s NDA filing in Australia and our receipt of related milestone payments during the six months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2013	2012
Personnel	$1,676,000	$1,308,000	28%
Occupancy and depreciation	172,000	263,000	(35%)
Legal services	1,072,000	1,092,000	(2%)
Consulting and professional services	828,000	613,000	35%
Insurance costs	152,000	119,000	28%
Other general and administrative expenses	491,000	406,000	21%
Stock-based compensation	1,080,000	1,265,000	(15%)

Total general and administrative expenses	$5,471,000	$5,066,000	8%

General and administrative expenses increased primarily due to an increase in personnel costs of $368,000 primarily associated with the hiring of Ali Fattaey, Ph.D. as our President and Chief Operating Officer in February 2013 and related accrual of cash incentive payments under our 2013 short-term incentive program and an increase in professional services and business development expenses.

Offsetting these increases, stock-based compensation expense decreased $185,000 from the prior year period as a result of a decrease in the number of and grant-date fair value of options issued during the first half of 2013 compared to the prior year period.

Change in Fair Value of Warrant Liability. As a result of revaluing the warrants issued in January 2010, we recorded income of $634,000 and a charge of $487,000 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, warrants to purchase 212,500 shares of our common stock were exercised.

Other Expense (Income)

For the six months ended June 30, 2013, interest expense was $1,906,000 related to interest accrued on our outstanding debt with the BioPharma-II. We did not have debt during the prior year period. Interest income was $79,000 and $53,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

In December 2012, our wholly owned subsidiary, Curis Royalty, entered into a $30,000,000 debt transaction at an annual interest rate of 12.25% secured with certain future Erivedge royalty and royalty-related payment streams with BioPharma-II. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II through June 30, 2013 totaled $1,163,000 and covered only a portion of the interest accrued on the loan. As a result, $582,000 of the unpaid and accrued interest through June 30, 2013 has been capitalized and added to the principal portion of the loan.

During 2012 through June 30, 2013, we received milestone payments totaling $18,000,000 under our collaboration with Genentech. Conditional approval of Erivedge by the European Commission in July 2013 will result in an additional $6,000,000 milestone payment from Genentech. In addition, we received royalty revenues during 2012 in connection with Genentech’s net sales of Erivedge. Royalty revenues earned subsequent to December 2012 will be used to repay our debt to BioPharma-II, subject to the specified quarterly caps. We will be entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon earning any such payments, as well as on royalties that are earned in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that we would earn from Roche’s potential future sales of Erivedge in Australia, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

At June 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $57,134,000, excluding our restricted investments of $180,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

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

Net cash used in operating activities was $4,304,000 during the six-month period ended June 30, 2013, primarily the result of $12,532,000 in operating and other expenses incurred during the period, of which $1,808,000 related to non-cash charges including stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation and amortization. Offsetting our expenses, we received $6,120,000 in milestone and royalty payments under our collaborations with Genentech and LLS.

Net cash provided by operating activities of $2,326,000 for the six-month period ended June 30, 2012 was primarily the result of the receipt of $14,523,000 in milestone and royalty payments from Genentech during the period. We incurred operating and other expenses of $15,369,000 for the six months ended June 30, 2012, of which $3,443,000 related to non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense, the issuance of common stock to licensees and depreciation. In addition, changes in certain operating assets and liabilities affected operating cash during the six-month period ended June 30, 2012, including an increase of $276,000 in our accounts receivable, primarily related to royalties earned on the sale of Erivedge and a decrease of $273,000 in our accounts payable and accrued liabilities.

We expect to continue to use cash in operations as we seek to advance our targeted cancer drug candidates. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $1,628,000 and $9,905,000 for the six-month periods ended June 30, 2013 and 2012, respectively, resulting primarily from net investment activity for the respective periods. The increase in investments during the six-month period ended June 30, 2013 was the result of an increase investable cash as compared to the prior year period, while the decrease in the six-month period ended June 30, 2012 was a result of the need for cash to fund our operations. During the six-month periods ended June 30, 2013 and 2012, we reduced our long-term restricted investment resulting in an increase in our available cash for the periods of $14,000 and $42,000, respectively. We also purchased $35,000 and $34,000 in fixed assets during the six months ended June 30, 2013 and 2012, respectively.

Financing activities provided cash of $2,928,000 for the six-month period ended June 30, 2013. Proceeds provided principally from the exercise of stock options of $3,189,000 from the issuance of 1,841,296 shares of our common stock were offset by the payment of debt issuance costs of $261,000 related to our financing transaction with BioPharma-II. Financing activities provided cash of $4,550,000 for the six-month period ended June 30, 2012, principally from the exercise of stock options and warrants that resulted in the issuance of 2,216,236 shares of our common stock.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $754,761,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-427 and CUDC-907, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2013, should enable us to maintain current and planned operations into the second half of 2015. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We have no off-balance sheet arrangements as of June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since June 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, we had an accumulated deficit of approximately $754,761,000. We have incurred net losses of $6,256,000 for the six months ended June 30, 2013, and $16,417,000, $9,859,000, and $4,435,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Other than Erivedge, which was approved by the FDA in January 2012 for the treatment of advanced forms of BCC, we have not successfully commercialized any products to date, either alone or in collaboration with others.

We have historically derived a substantial portion of our operating cash flow from the research funding, milestone payments and royalty revenues under collaboration agreements with third parties. We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. Our wholly-owned subsidiary Curis Royalty, received a $30,000,000 loan pursuant to a credit agreement entered into by and among Curis, Curis Royalty and BioPharma-II. In connection with the loan, we transferred to curis Royalty our right to certain future royalty and royalty-related payments on commercial sales of Erivedge by Genentech. The loan and accrued interest will be repaid by Curis Royalty from the proceeds of the royalty and royalty-related payments that it receives from time to time from Genentech. Curis Royalty will be entitled to receive and distribute to Curis only those royalty amounts, if any, in excess of the amounts it is required to remit each quarter to BioPharma-II. As a result, for the foreseeable future, we will only receive royalties under our collaboration agreement with Genentech to the extent net sales are generated at a level sufficient to derive royalties in excess of Curis Royalty’s obligation to remit such royalties to BioPharma-II in repayment of the loan.

To become and remain profitable, we must develop and eventually commercialize one or more drug candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in early clinical testing for our most advanced drug candidates. For the foreseeable future, we will need to spend significant capital in an effort to develop and commercialize products and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development programs or continue our operations.

We will require substantial additional capital, which may be difficult to obtain.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-427 and CUDC-907 and other drug candidates that we may seek to develop in the future and to fund our general and administrative costs and expenses.

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2013 should enable us to maintain current and planned operations into the second half of 2015. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drug candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We may seek additional funding through public or private financings of debt or equity. For example, in July 2013 we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell up to $30,000,000 of common stock registered pursuant to our universal shelf registration statement through Cowen in one or more “at the market” or other specified offerings. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early stage of our internal development pipeline, additional funding may not be available to us on acceptable terms, if at all, and we may not be able to sell shares under the arrangement with Cowen at favorable prices, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

We transferred and encumbered certain royalty and royalty-related payments relating to commercial sales of Erivedge in and, as a result, we could lose all rights to future royalty and royalty-related payments.

In December 2012, through our wholly-owned subsidiary, Curis Royalty, we received a $30,000,000 loan pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis.

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

If any of the above were to occur, Curis Royalty may not have sufficient funds to pay the accelerated obligation and BioPharma-II could foreclose on the secured royalty and royalty-related payment stream. In such an event, we could lose our right to royalty and royalty-related payments not transferred to BioPharma-II, including those we would otherwise be entitled to receive if, or when, Curis Royalty satisfied its obligations to BioPharma-II under the credit agreement.

Fluctuations in our quarterly operating results could adversely affect the price of our common stock.

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development costs relating to CUDC-427 and CUDC-907;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma II;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Our general business strategy and prospects may be adversely affected by the uncertain economic conditions, volatile business environment and continued unpredictable and unstable market conditions that are ongoing, both domestically and abroad. If equity and credit markets are unfavorable, it may make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon research and development plans.

At June 30, 2013, we had $57,134,000 of cash, cash equivalents, marketable securities consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced BCC. Erivedge has also been approved in Canada, Ecuador, Israel, Mexico, South Korea and Switzerland and most recently in Australia and the European Union. The European Commission’s decision will be applicable to all 28 European Union member states. Genentech and/or Roche have also filed regulatory submissions in several other territories seeking approval to commercialize Erivedge for this same indication. Genentech and Roche are also conducting a phase II clinical trial of Erivedge in operable nodular BCC and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

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

In addition, pursuant to the terms of our credit agreement with BioPharma-II, for the foreseeable future we will only realize royalty revenue under our collaboration agreement with Genentech to the extent that Genentech and Roche successfully commercialize Erivedge in the advanced BCC indication such that net sales are generated at a level sufficient to derive royalties in excess of the obligation of our wholly-owned subsidiary, Curis Royalty, to remit such royalties to BioPharma-II.

The therapeutic efficacy of targeted drug candidates being developed by us and our collaborators is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our targeted drug candidates are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If our drug candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We depend on third parties for the development of certain of our programs. If one or more of our collaborators fails or delays in developing or commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is developing Debio 0932, our Hsp90 pathway inhibitor. Our collaboration agreement with Genentech and our license agreement with Debiopharm are our most significant collaborations, and these collaborations may not be scientifically or commercially successful due to a number of factors, including the following:

•

Genentech and Debiopharm each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. The timing and amount of any cash payments that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under their respective agreements with us.

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

•

Our collaborators may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of our collaborative partner’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the programs under such collaboration. In addition, an acquirer could determine to reprioritize our collaborator’s development programs such that our collaborator ceases to diligently pursue the development of our programs, and/or terminates its collaboration with us.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more of our targeted drug candidates, generally following our completion of at least phase I or phase II clinical testing. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., phase III) or commercialization on our own. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and a number of recent business combinations among large pharmaceutical companies have resulted in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficient differentiability compared to existing or emerging treatments. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all.

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

•

our products under development may not be effective in treating cancer or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

•

we, our clinical investigators, or our current or potential future collaborators and subcontractors, may fail to comply with applicable regulatory requirements, including good clinical practices and requirements regarding the disclosure of clinical trial information;

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

Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our stock price to decline, which could limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech is a wholly-owned member of the Roche Group, and Roche has also made public statements regarding its expectations for the clinical development and potential regulatory approval of Erivedge in territories other than the U.S., and may in the future make additional statements about its goals and expectations for this collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result:

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

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least five other companies that have progressed Hedgehog pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. (in co-development with the Bristol-Myers Squibb Company); Pfizer Inc.; Novartis International AG; and Millennium: The Takeda Oncology Company.

In addition, there are several companies developing drug candidates that target the same cancer pathways that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, Debiopharm SA, Novartis AG and Tetralogic, Inc. are all developing IAP inhibitors and several companies are investigating HSP90 inhibitors in clinical testing, including, among others Astex Therapeutics Ltd., Daiichi Sankyo, Esanex, Inc., Infinity Pharmaceuticals, Kyowa Hakko Kirin Co, Ltd., Novartis International AG, Samus Therapeutics, Inc. and Synta Pharmaceuticals Corp. Although we are not aware of other molecules in clinical testing that are designed to simultaneously target HDAC, EGFR and Her2 or HDAC and PI3K simultaneously, there are commercially-available drugs that individually target either HDAC or EGFR as well as a drug that targets EGFR/Her2. There are also several drug candidates in clinical testing that are designed to inhibit one or more of these targets.

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

We depend upon our senior management team. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our officers all serve pursuant to “at will” employment arrangements and can terminate their employment with us at any time. We do not maintain key man life insurance on any of these officers. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to research, develop and successfully commercialize products in our areas of core competency.

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

We have historically conducted synthetic chemistry work through a contract research agreement with a medicinal chemistry provider in China. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Implementation and enforcement of Chinese intellectual property-related laws has historically been inconsistent and damages assessed may fail to reflect the true value of the infringed technology and its market. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

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

We have no sales, marketing or product distribution experience. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Debiopharm, we have granted Genentech and Debiopharm the exclusive rights to distribute certain products resulting from such collaborations, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.97 per share for the period January 1, 2011 through August 1, 2013. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	announcements regarding new technologies by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	litigation or public concern about the safety of our potential products;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	the limited trading volume in our common stock; and

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets.

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

Furthermore, as of June 30, 2013, we have outstanding warrants to purchase 1,373,517 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. For example, assuming that we issued and sold shares of common stock in a public offering at $3.00 per share, these warrants would become exercisable for an aggregate of 1,389,446 shares of our common stock, at an exercise price of $3.51 per share, which is equal to an aggregate of additional 15,929 shares as a result of the adjustment. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. For example, in July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell up to $30,000,000 of the common stock that was registered on this shelf registration statement through Cowen pursuant to one or more “at the market” offerings. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of June 30, 2013, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

The following table provides information for the fiscal quarter ended June 30, 2013 regarding shares of our common stock that were repurchased under our 2000 Stock Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2013	—	$—	—	N/A
May 1 – 31, 2013	175,139	$3.61	—	N/A
June 1 – 30, 2013	—	$—	—	N/A

Total Purchases of Equity Securities (1)	175,139	$3.61	—	N/A

(1)	Participants in our 2000 Stock Incentive Plan and Amended and Restated 2010 Plan may, subject to certain conditions, elect to satisfy payment of the exercise price by delivery of shares of Common Stock owned by the Participant. Our 2000 Stock Incentive Plan was approved by stockholders in June 2000 and expired in accordance with its terms, however all outstanding awards under this plan will remain in effect until they are exercised or they expire in accordance with their terms.

Item 5.	Other Information

On May 30, 2013, we held our 2013 Annual Meeting of Stockholders at which our stockholders approved the Amended and Restated 2010 Plan. The board of directors adopted the Amended and Restated 2010 Plan on March 28, 2013, subject to stockholder approval.

The summary of the Amended and Restated 2010 Plan is set forth in our current report on Form 8-K filed with the SEC on June 3, 2013 and is incorporated herein by reference. Such summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated 2010 Plan which is incorporated herein by reference as Exhibit 10.1 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: August 8, 2013	By:	/s/ MICHAEL P. GRAY
Michael P. Gray
Chief Business and Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Certificate of Amendment of Restated Certificate of Incorporation of Curis, Inc.

10.1 (2)	Curis Amended and Restated 2010 Stock Incentive Plan

10.2 (3)	Sales Agreement, dated as of July 3, 2013, between Curis, Inc. and Cowen and Company, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished, not filed, herewith.
(1)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 3, 2013.
(2)	Incorporated by reference to the Exhibit A to the Registrant’s Proxy Statement on Scheduled 14A filed with the SEC on April 16, 2013.
(3)	Incorporated by reference to the Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 3, 2013.