Form 10-Q
period 2014-03-31
CURIS INC
filed 2014-05-09
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 1, 2014, there were 85,948,078 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,907,869	$9,591,487
Investments	49,855,949	48,588,135
Short-term investment – restricted	13,877	13,877
Accounts receivable	1,368,920	1,477,188
Prepaid expenses and other current assets	501,692	495,260

Total current assets	59,648,307	60,165,947

Property and equipment, net	408,636	445,655
Long-term investments	6,081,247	10,726,685
Long-term investment – restricted	152,610	166,487
Goodwill	8,982,000	8,982,000
Other assets	91,173	104,034

Total assets	$75,363,973	$80,590,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,545,041	$2,036,864
Accrued liabilities	1,246,175	1,911,479
Warrants	625,163	—
Current portion of long-term debt, net	3,392,435	2,610,174

Total current liabilities	7,808,814	6,558,517
Long-term debt, net	26,822,670	27,945,186
Warrants	—	716,786
Other long-term liabilities	194,731	196,734

Total liabilities	34,826,215	35,417,223

Commitments (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value – 225,000,000 shares authorized; 87,170,924 shares issued and 85,948,078 shares outstanding at March 31, 2014; and 87,081,862 shares issued and 85,859,016 shares outstanding at December 31, 2013	871,709	870,819
Additional paid-in capital	807,583,325	806,660,340
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(766,390,497)	(760,826,561)
Accumulated other comprehensive loss	(2,750)	(6,984)

Total stockholders’ equity	40,537,758	45,173,585

Total liabilities and stockholders’ equity	$75,363,973	$80,590,808

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Royalties	$1,288,248	$664,400
Research and development, net	(3,615)	207,035

Total revenues	1,284,633	871,435

Costs and Expenses:
Cost of royalty revenues	65,148	33,220
Research and development	3,145,930	2,628,457
General and administrative	2,826,898	2,567,122

Total costs and expenses	6,037,976	5,228,799

Loss from operations	(4,753,343)	(4,357,364)

Other Expense:
Interest income	48,760	41,612
Interest expense	(950,976)	(947,802)
Change in fair value of warrant liability	91,623	301,260

Total other expense, net	(810,593)	(604,930)

Net loss	$(5,563,936)	$(4,962,294)

Net loss per common share (basic and diluted)	$(0.06)	$(0.06)

Weighted average common shares (basic and diluted)	85,917,592	80,096,650

Total comprehensive loss	$(5,559,702)	$(4,963,351)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,563,936)	$(4,962,294)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	37,019	34,158
Stock-based compensation expense	743,444	660,566
Change in fair value of warrant liability	(91,623)	(301,260)
Amortization of debt issuance costs	26,213	26,195
Non-cash interest (income)/expense on investments	(46,102)	197,938
Non-cash interest accrued	—	335,832
Payment-in kind interest on Curis Royalty debt	(353,619)	—
Changes in operating assets and liabilities:
Accounts receivable	108,268	143,635
Prepaid expenses and other assets	(6,420)	(19,948)
Accounts payable and accrued and other liabilities	(159,130)	(442,908)

Total adjustments	258,050	634,208

Net cash (used in) operating activities	(5,305,886)	(4,328,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(13,388,600)	(10,088,329)
Sale of investments	16,816,560	11,372,493
Purchases of property and equipment	—	(34,957)
Decrease in restricted cash	13,877	13,918

Net cash provided by investing activities	3,441,837	1,263,125

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans	180,431	297,701
Payment of debt issuance costs	—	(261,475)

Net cash provided by financing activities	180,431	36,226

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,683,618)	(3,028,735)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,591,487	12,747,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,907,869	$9,718,974

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. is an oncology-focused drug development company seeking to develop novel drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company is leveraging its experience in targeting signaling pathways in seeking to develop drug candidates including CUDC-907, a dual histone deacetylase, or HDAC and phosphoinostide-3 kinase, or PI3K, inhibitor, and CUDC-427, a small molecule antagonist of the inhibitor of apoptosis, or IAP, proteins. Erivedge®, the first and only approved medicine for the treatment of advanced basal cell carcinoma, or BCC, is being commercialized by F. Hoffmann-La Roche Ltd., or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech. The Company’s licensee Debiopharm is advancing the clinical development of the heat shock protein 90, or HSP90, inhibitor, Debio 0932.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the health care industry and would be regulated in the United States by the Food and Drug Administration, or FDA, and in overseas markets by similar regulatory authorities.

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

The Company’s future operating results will largely depend on the magnitude of payments from its current and potential future corporate collaborators and the progress of drug candidates currently in its development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: Roche and Genentech’s ability to successfully commercialize Erivedge; positive results in Genentech’s ongoing clinical trials; the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; and the Company’s ability to successfully enter into one or more material licenses or collaboration agreements for its proprietary drug candidates.

The Company anticipates that existing cash, cash equivalents and investments at March 31, 2014 should enable it to maintain current and planned operations into 2016. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech, Debiopharm and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, as filed with the Securities and Exchange Commission on March 13, 2014.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2014 and the results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013.

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

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to agree to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its 2013 Annual Report on Form 10-K.

4.	Collaboration Agreements

(a)	Genentech, Inc. June 2003 Collaboration

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Roche in several other countries for the treatment of advanced basal cell carcinoma. Genentech’s parent company, Roche, is also conducting additional exploratory phase 2 studies in patients with less severe forms of basal cell carcinoma. In 2013, Roche also initiated a phase 1b/2 clinical trial to investigate the safety and efficacy of Erivedge in patients with relapsed/ refractory acute myelogenous leukemia, or AML, and relapsed/refractory high-risk myelodysplastic syndrome, or MDS. There are also several additional ongoing clinical trials are being conducted by third parties under collaboration agreements between Genentech and the National Cancer Institute as well as Genentech and other third-party investigators. The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has received $56,000,000 as of March 31, 2014.

In addition to these payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to high single digits based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2014 and 2015, and until the debt is fully repaid thereafter (see Note 7). The Company recognized $1,288,248 and $664,400 in royalty revenue from Genentech’s net sales of Erivedge during the quarters ended March 31, 2014 and 2013, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Comprehensive Loss of $65,148 and $33,220 during these same periods, respectively. For each of the three month periods ended March 31, 2014 and 2013, these amounts are comprised of 5% of the Erivedge royalties earned by Curis Royalty that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to specified quarterly caps, until such time as the loan is fully repaid.

During the three months ended March 31, 2014 and 2013, the Company recorded research and development revenue of $39,861 and $47,340, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the three months ended March 31, 2014, Genentech incurred expenses of $85,431 under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Comprehensive Loss.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society (LLS) agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS has agreed to make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the phase I clinical trial.

In January 2013, the Company earned a milestone payment under the LLS agreement of $100,000 related to treatment of the first patient in the phase I clinical trial of CUDC-907. The Company applied the provisions of ASC 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) whether the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) whether the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) whether there is any future performance required to earn the milestone; and (v) whether the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestone achieved in January 2013 under the LLS agreement was substantive and recorded the related revenue of $100,000 during the three months ended March 31, 2013. The Company did not receive any milestone payments pursuant to the LLS agreement during the three months ended March 31, 2014.

Under certain conditions associated with the Company’s successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS of up to $10,000,000. This obligation is capped at 2.5 times the amount the Company receives from LLS, and, as of March 31, 2014, the maximum obligation, assuming that specified events occur, such as CUDC-907 successfully progressing through future clinical trials or the Company’s entry into a collaboration related to CUDC-907, would be $4,125,000. If CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of March 31, 2014, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which is not probable at March 31, 2014 as this program remains in the very early stages of clinical development.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s warrant liability was valued using a probability-weighted Black-Scholes model, discussed further in Note 8, and is therefore classified as Level 3.

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2014 and December 31, 2013 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2014:
Cash equivalents
Money market funds	$3,707,423	$—	$—	$3,707,423
Municipal bonds	—	1,100,000	—	1,100,000
Short- and long-term investments
US government obligations	—	500,239	—	500,239
Corporate commercial paper, stock, bonds and notes	25,919,865	28,514,690	—	54,434,555

Total assets at fair value	$29,627,288	$30,114,929	$—	$59,742,217

Warrant liability	—	—	625,163	625,163

Total liabilities at fair value	$—	$—	$625,163	$625,163

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013:
Cash equivalents
Money market funds	$5,535,716	$—	$—	$5,535,716
Corporate commercial paper, bonds and notes	—	1,749,983	—	1,749,983
Municipal bonds	—	1,110,000	—	1,110,000
Short- and long-term investments
US government obligations	—	1,151,932	—	1,151,932
Corporate commercial paper, stock, bonds and notes	20,176,154	36,984,932	—	57,161,086

Total assets at fair value	$25,711,870	$40,996,847	$—	$66,708,717

Warrant liability	—	—	716,786	716,786

Total liabilities at fair value	$—	$—	$716,786	$716,786

The above tables exclude a certificate of deposit in the amounts of $1,002,402 and $1,001,802 that the Company held as of March 31, 2014 and December 31, 2013, respectively.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2014 and 2013:

Balance at December 31, 2013	$716,786
Change in fair value for the three months ended March 31, 2014	(91,623)

Balance at March 31, 2014	$625,163

Balance at December 31, 2012	$1,488,179
Change in fair value for the three months ended March 31, 2013	(301,260)

Balance at March 31, 2013	$1,186,919

6.	Investments

The amortized cost, unrealized losses and fair value of short-term investments available-for-sale as of March 31, 2014 with maturity dates ranging between one and twelve months and with a weighted average maturity of 5.3 months are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$48,355,818	$9,847	$(12,700)	$48,352,965
US government and municipal obligations	500,576	6	—	$500,582

Total investments	$48,856,394	$9,853	$(12,700)	$48,853,547

In addition, a certificate of deposit in the amount of $1,002,402 that the Company held as of March 31, 2014 was included within short-term investments in the consolidated balance sheet but is excluded from the table above as it was not deemed to be a security.

As of March 31, 2014, the Company also recorded long-term investments of $6,081,247 on its Consolidated Balance Sheet. This amount is comprised of corporate and government-secured debt securities with maturities ranging from April 2015 to September 2015 with a weighted average maturity of 13.7 months and with amortized cost totaling $6,081,869, less unrealized net losses of $622.

The amortized cost, unrealized losses and fair value of short-term investments available-for-sale as of December 31, 2013 with maturity dates ranging between one and twelve months and with a weighted average maturity of 4.7 months are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$47,091,593	$9,036	$(15,476)	$47,085,153
US government and municipal obligations	501,170	10	—	501,180

Total investments	$47,592,763	$9,046	$(15,476)	$47,586,333

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

During the quarter ended March 31, 2014, the Company made a payment totaling $1,322,582, of which $968,963 related to the payment of accrued interest and $353,619 related to payment of the previously capitalized interest. As of March 31, 2014, the Company recorded short- and long-term debt of $3,392,435 and $26,822,670, respectively (net of unamortized issuance costs of $53,516 and $91,728, respectively), and at December 31, 2013, the Company recorded short- and long-term debt of $2,610,174 and $27,945,186, respectively (net of unamortized issuance costs of $53,503 and $105,105, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded related accrued interest on the debt of $254,736 and $298,935 as of March 31, 2014 and December 31, 2013, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. Because the repayment of the term loan is contingent upon the level of

Erivedge royalties received, the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, Curis management estimates that the loan will be repaid in the first half of 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than it currently anticipates.

At March 31, 2014, the fair value of the principal portion of the debt is estimated as $30,390,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this loan transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 as detailed in the following table:

	As of
	March 31, 2014	December 31,2013
Other current assets	$51,454	$51,441
Other assets	88,193	101,055

Total debt issuance costs	139,647	152,496

Debt, current	3,445,951	2,663,677
Debt issue costs, current	(53,516)	(53,503)

Debt, current portion net of issuance costs	$3,392,435	$2,610,174

Debt, long-term	26,914,398	28,050,291
Debt issue costs, long-term	(91,728)	(105,105)

Debt, net of current portion and issuance costs	$26,822,670	$27,945,186

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the three months ended March 31, 2014 and 2013, the Company recognized interest expense related to the loan with BioPharma-II of $950,976 and $947,802, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of March 31, 2014, warrants to purchase 238,805 shares of the Company’s common stock have been exercised and warrants to purchase 1,373,517 shares of common stock remain outstanding. The warrants have an initial exercise price of $3.55 per share and expire in January 2015. The warrants contain anti-dilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share.

Due to the warrant terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants was recorded as a short-term and long-term liability in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model with updated assumptions at each reporting date as detailed in the following table:

	As of March 31,
	2014	2013
Fair value of the warrants	$625,163	$1,186,919
Expected term	0.8 years	1.8 years
Risk-free interest rate	0.11%	0.22%
Volatility	67.5%	55%
Dividends	None	None

The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations and Comprehensive (Loss)/Income. The Company recorded other income of $91,623 and $301,260 for the three months ended March 31, 2014 and 2013, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to a decrease in the Company’s stock price during the respective reporting periods.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued compensation	$635,592	$1,267,954
Professional fees	148,825	166,200
Accrued interest on debt (see Note 7)	254,736	298,935
Other	207,022	178,390

Total	$1,246,175	$1,911,479

10.	Accounting for Stock-Based Compensation

As of March 31, 2014, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. For a complete discussion of the Company’s share-based compensation plans, see Note 4, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During the quarter ended March 31, 2014, the Company’s board of directors granted options to purchase 1,363,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of this amount, options to purchase 723,000 shares of common stock vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The remaining options to purchase 640,000 shares of common stock were issued to the Company’s officers and will vest in tranches only if the closing sale price of the Company’s common stock is maintained at specified levels for a period of 60 consecutive trading days prior to February 18, 2017. If the specified market conditions are not achieved prior to February 18, 2017, any unvested options will be forfeited and shall again be available for grant under the 2010 Plan.

During the quarter ended March 31, 2014, the Company’s board of directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2010 Plan, which will vest monthly over a one-year period. All options granted to non-employee directors during the quarter ended March 31, 2013 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the quarters ended March 31, 2014 and 2013 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2014	2013
Expected life (years) – employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.9-2.2%	1.0-1.4%
Volatility	71%	70-72%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at March 31, 2014 was $5,907,000, of which $5,800,000 related to exercisable options. The weighted average grant-date fair values of these stock options granted during the quarters ended March 31, 2014 and 2013 were $1.97 and $2.14, respectively, excluding those stock options that include market conditions discussed below. As of March 31, 2014, there was approximately $6,519,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 Stock Incentive Plan and the 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.88 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2014 and 2013 was $88,000 and $170,000, respectively.

Vesting Tied to Market Conditions

A Monte Carlo simulation model was used to value stock options to purchase 640,000 shares of common stock granted to the Company’s officers in February 2014 with an exercise price of $3.09 per share that contained specific market conditions. The key assumptions used in the Monte Carlo simulation model are noted in the following table:

Market Condition Options Granted February 18, 2014
Expected life (years) – officers	6
Risk-free interest rate	1.9%
Volatility	70%
Dividends	None

Based on the assumptions above, the Monte Carlo simulation model calculated a fair value of $1.203 per share, or an aggregate of $770,000 in expense, excluding forfeitures, that will be recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $48,011 of the employee stock-based compensation expense recorded by the Company for the three months ended March 31, 2014.

Employee Stock-Based Compensation Expense

The Company recorded a total of $687,772 and $644,326 in compensation expense for the quarters ended March 31, 2014 and 2013, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the quarters ended March 31, 2014 and 2013 were $910,000 and $1,286,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. For the three months ended March 31, 2014 and 2013, the Company recognized expense related to non-employee stock options of $55,672 and $16,240, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2014 and 2013, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive (Loss)/Income, including expense related to its ESPP:

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$191,945	$206,879
General and administrative expenses	551,499	453,687

Total stock-based compensation expense	$743,444	$660,566

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2014:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2013	$(6,984)
Other comprehensive gain before reclassifications	4,234
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	4,234

Balance, as of March 31, 2014	$(2,750)

The above amounts do not reflect a tax effect as the Company expects to record a net loss for 2014.

12.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2014 and 2013, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the three months ended March 31,
	2014	2013
Stock options outstanding	11,333,056	11,749,943
Warrants outstanding	1,373,517	1,373,517

Total antidilutive securities	12,706,573	13,123,460

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

Overview

We are an oncology-focused drug development company seeking to develop novel drug candidates for the treatment of human cancers. We conduct our research and development programs both internally and through strategic collaborations. Internally, we are seeking to leverage our experience in targeting signaling pathways to develop drug candidates including CUDC-907 and CUDC-427. Our collaborators Genentech and Roche are commercializing Erivedge and our licensee Debiopharm is advancing the clinical development of Debio 0932.

Proprietary Drug Candidates

CUDC-907. CUDC-907 is an orally bioavailable drug candidate designed to predominantly inhibit select classes of HDAC enzymes (primarily Classes I and IIB) and certain isoforms of PI3K (mainly PI3K- alpha, delta and beta). In January 2013, we initiated a phase 1 clinical trial in patients with advanced lymphoma or multiple myeloma. This first-in-human trial is designed to assess the safety (including the maximum tolerated dose), pharmacokinetics and anti-cancer activity of CUDC-907. In July 2013, we amended the protocol of the ongoing phase 1 trial of CUDC-907 to include two additional dosing regimens, wherein oral CUDC-907 will be administered either two times per week or three times per week.

We expect to complete the dose-escalation phase of this phase 1 trial in the middle of 2014 and initiate enrollment in the expansion cohort(s) in patients with select malignancies in the second half of 2014. In addition to our ongoing phase 1 clinical trial in advanced lymphomas and multiple myeloma patients, we are conducting preclinical studies with CUDC-907 in solid tumor models and expect to initiate additional studies with CUDC-907 in patients with solid tumors later in 2014 or early 2015.

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

In July 2013, we initiated an open label, multicenter phase 1 trial of CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphomas. The trial was designed to determine the maximum tolerated dose and recommended phase 2 dose of CUDC-427 administered as a single agent using a continuous, twice-daily treatment schedule. On November 5, 2013, we received written notification from the FDA that this phase 1 trial of CUDC-427 had been placed on partial clinical hold following the report of death of a patient who progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the current protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the single agent phase 1 trial for CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphoma. As a result, we expect to re-initiate patient enrollment in the phase 1 trial with an amended protocol in the second quarter of 2014. We also expect to initiate separate trial with CUDC-427 in combination with standard-of-care chemotherapy regimens including capecitabine later this year. Additionally, we anticipate investigating CUDC-427 in selected patients with known alterations in certain genetic markers such as MALT lymphoma and other cancer indications.

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

In January 2012, the FDA approved Erivedge for treatment of adults with BCC that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. In May 2013, Australia’s TGA approved Erivedge and in July 2013 the European Commission granted conditional approval for the marketing of Erivedge in all European Union member states. A conditional marketing authorization is granted to medicinal products with a positive benefit/risk assessment that satisfy an unmet medical need and whose availability results in a significant public health benefit. Roche is conducting a clinical study, referred to as the STEVIE study, of Erivedge in approximately 1,200 patients with advanced BCC. The results of the STEVIE study are expected to be submitted to European regulatory authorities and, if positive, to form the basis for full approval in the European Union. In addition to the United States and Australia and the conditional approval in the European Union, Erivedge is approved in several other countries and Roche has also filed several new drug applications for marketing registration with health agencies in other territories. Erivedge’s regulatory approvals and Roche’s submissions in other territories are based on positive clinical data from the ERIVANCE BCC trial.

Roche is also conducting additional exploratory studies in patients with less severe forms of basal cell carcinoma. In 2013, Roche initiated a randomized, double-blind, regimen-controlled, phase 2 clinical study assessing the efficacy and safety of two different Erivedge regimens in approximately 200 patients with multiple BCC. Over the course of the 72 week study, a subset of patients is receiving oral treatment once daily on an intermittent schedule of Erivedge for 12 weeks followed by placebo for 8 weeks. A second subset of patients is receiving oral treatment once daily composed of Erivedge for an initial period of 24 weeks, followed by an intermittent schedule of placebo for 8 weeks placebo followed by Erivedge for 8 weeks. The primary endpoint is the relative percentage reduction from baseline in the number of clinically evident basal cell carcinomas at week 73 in the two regimens. In addition, in 2013, Roche initiated a randomized, double-blind, placebo-controlled study to assess the efficacy and safety of Erivedge with surgery in approximately 75 patients with BCC. Patients have been randomized to receive oral daily doses of either Erivedge or placebo prior to Mohs micrographic surgery. The anticipated time on study drug treatment is 12 weeks and the primary outcome is the percent change in target BCC expected surgical defect area post-study drug. In October 2013 Roche initiated a phase 1b/2 clinical trial to investigate the safety and efficacy of Erivedge in patients with relapsed/refractory AML, and relapsed/refractory high-risk MDS. In contrast to BCC, these two clinical conditions are driven by mechanisms that are not linked to mutations in the Hedgehog pathway.

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

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. As of March 31, 2014, Curis Royalty owed a total of $30,615,000, gross, to BioPharma-II comprised of principal and accrued interest.

We recognized $1,288,000 of royalty revenue from Genentech’s net sales of Erivedge during the quarter ended March 31, 2014 and have recognized an aggregate of $6,760,000 in royalty revenues since Erivedge was approved. As discussed above, royalty payments related to Erivedge service the outstanding debt and accrued interest of Curis Royalty owed to BioPharma-II, subject to quarterly caps, and until the debt is fully repaid thereafter.

We are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $65,000 during the quarter ended March 31, 2014. We have paid an aggregate of $439,000 to university licensors upon receipt of royalties since Erivedge was approved.

Debio 0932

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932, to Debiopharm. Debiopharm has assumed all future development responsibility for Debio 0932 and will incur all future costs related to the development, registration and commercialization of products under the agreement.

In April 2010, Debiopharm initiated a phase 1 clinical trial to evaluate the safety of Debio 0932 given orally to patients with advanced solid tumors. In 2011, Debiopharm completed the dose escalation portion of this phase 1 trial and determined 1000 mg daily to be the recommended dose for further development. In the beginning of 2012, Debiopharm advanced Debio 0932 into the phase 1b expansion portion of the trial at this 1000 mg daily dose level. The primary objectives of this trial were to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at the oral 1000 mg daily dose and to make a preliminary assessment of its anti-tumor activity. Debiopharm completed the phase 1b expansion portion of the trial, enrolling approximately 30 patients with advanced solid tumors, including patients with NSCLC. Results from this trial are expected to be presented at a future medical meeting.

In August 2012, Debiopharm initiated the HALO phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV NSCLC without known EGFR mutations. In the phase 1 portion of this trial, various doses of Debio 0932 are being investigated in combination with either cisplatin/pemetrexed or cisplatin/gemcitabine in treatment-naïve patients, and with docetaxel in previously treated patients. Once a recommended phase 2 dose of Debio 0932 in combination with the chemotherapy regimen(s) has been identified, Debiopharm expects to initiate the randomized, double-blind, placebo-controlled phase 2 portion of the trial. The phase 2 portion of the HALO trial is expected to enroll eligible patients with NSCLC, who will be randomized to receive standard of care chemotherapy treatment in combination with either Debio 0932 or placebo. The primary objective of this trial is to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed and cisplatin/ gemcitabine on the rate of progression-free survival at 6 months in first-line therapy of patients in this trial population.

In October 2013, Debiopharm initiated an open-label, multicenter phase 1 dose-finding trial of Debio 0932, in combination with everolimus, an inhibitor of mTOR, in patients with advanced or metastatic renal cell carcinoma, or RCC, who have previously been treated with a VEGF-directed tyrosine kinase inhibitor. This dose escalation trial is designed to determine the safety and maximum tolerated dose of Debio 0932.

Under our agreement with Debiopharm, we are eligible for our next milestone payment when Debiopharm treats its fifth patient in a phase 2 trial, which we expect could occur in 2014. We have received $13,000,000 in milestone payments to-date from Debiopharm under this collaboration.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $766,390,000 as of March 31, 2014.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of March 31, 2014 should enable us to maintain current and planned operations into 2016. Our ability to continue funding our planned operations into and beyond this point is dependent on future contingent payments that we may receive from Genentech, Debiopharm, or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	Genentech’s ability to successfully commercialize Erivedge in advanced BCC;

•	positive results from Genentech’s Erivedge clinical trial in AML and MDS patients;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907 and CUDC-427; and

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Collaboration Agreements

We are currently a party to a collaboration with Genentech related to our Hedgehog pathway inhibitor technologies, a license agreement with Debiopharm related to our HSP90 inhibitor technology and an agreement with LLS related to CUDC-907. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash milestone payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any funding for our research activities and we do not expect to receive such funding in the future from Genentech, Debiopharm or LLS under our current agreements with these parties. Under our collaboration with Genentech, we currently expect to incur only costs related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive, as well as patent-related expenses. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of March 31, 2014, we have incurred aggregate expenses over the term of this collaboration of $4,279,000 in connection with royalties and other cash payments received from Genentech. In addition, during 2012 we incurred $964,000 in expense related to the issuance of 200,000 shares of our common stock to such university licensors upon FDA approval of Erivedge. We do not expect to incur any material costs in the foreseeable future related to our Hsp90 technologies under development by Debiopharm. We expect that we will continue to bear 100% of the costs associated with the further development of CUDC-907, and that such costs will increase if current and planned clinical studies are successful. LLS is obligated to make specific contingent payments only upon our achievement of contractually-defined development milestones.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2014 should enable us to maintain current and planned operations into 2016.

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

In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $2,000,000 per quarter in 2014 and $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives. After 2015, there are no caps to the amounts Curis Royalty will be required to make to BioPharma-II until the loan is repaid. Curis Royalty retains the right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. Curis Royalty began making payments to BioPharma-II upon receipt of the Erivedge royalties during 2013. As of March 31, 2014, Curis Royalty owed a total of $30,615,000, gross, to BioPharma-II comprised of principal and capitalized and accrued interest.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, we expect that all or substantially all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to quarterly caps, until such time as the loan is fully repaid. Currently, we estimate that the loan will be repaid by mid-2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

We could receive additional milestone payments from Genentech, Debiopharm, and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In May 2013, Erivedge was approved for marketing registration by Australia’s TGA for the treatment of adult patients with metastatic or locally advanced BCC, resulting in a $4,000,000 milestone payment to us. Additionally, in July 2013, Erivedge received conditional approval from the European Commission for the marketing of Erivedge in all European Union member states, resulting in a $6,000,000 milestone payment from Genentech. Erivedge is also currently being reviewed for potential marketing approval by health authorities in several additional territories.

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

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenue on our Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments that we are obligated to make to university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that Curis Royalty receives from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty would earn from Roche’s future sales of Erivedge in Australia, we will be obligated to make payments to university licensors in an amount that is equal to 2% of Roche’s direct net sales in Australia until April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs including, clinical research organizations and medicinal chemistry; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our earning payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

Drug candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase 1

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas including potential expansion cohort of ovarian and fallopian tube derived cancers	Internal development	Phase 1*

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, , Australia and others and conditional approval in the EU; Regulatory submissions/ approvals pending in certain other territories
- Erivedge	Operable and/or multiple BCC	Roche
- Erivedge	Relapsed/Refractory AML and High Risk MDS	Roche	Phase 2
Phase 1b/2

HSP90 Inhibitor
- Debio 0932	Advanced NSCLC	Debiopharm	Phase 1-2
- Debio 0932	Advanced renal cell carcinoma	Debiopharm	Phase 1

*	A first Phase 1 clinical trial was conducted by Genentech in advance solid tumors and lymphomas prior to Curis’ acquisition of CUDC-427. Curis initiated a Phase 1 trial in patients with advanced relapsed/refractory solid tumors or lymphomas in 2013.

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

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs that are not recorded as contra-revenues include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments of the performance obligations under our collaboration agreements; the estimated repayment term of our debt and related short- and long-term classification; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in our valuation of stock-based compensation and the value of certain investments and liabilities, including our long-term warrant liability. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, which was filed with the SEC on March 13, 2014.

Results of Operations

Three Months Ended March 31, 2014 and March 31, 2013

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2014	2013
Revenues:
Research and development, net	$(3,000)	$207,000	(101%)
Royalty revenues from Genentech	1,288,000	664,000	94%

Total Revenues	$1,285,000	$871,000	48%

Total revenues increased by $414,000 to $1,285,000 for the three months ended March 31, 2014 as compared to $871,000 for the same period in 2013, related to an increase in our royalty revenues recognized from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2014 as compared to the prior year period. Offsetting this increase, our research and development revenues decreased $125,000, primarily related to a $100,000 payment received from LLS for achievement of a clinical development objective in our phase 1 clinical trial of CUDC-907 received during the three months ended March 31, 2013. We did not receive any such payments from LLS during the three months ended March 31, 2014. In addition, we recorded contra-revenues of $3,000 during the three months ended March 31, 2014 due to charges against revenues related to patent expenses incurred by Genentech that we are obligated to reimburse Genentech.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales.

Cost of Royalty Revenues. Cost of royalty revenues increased in the quarter ended March 31, 2014 to $65,000, as compared to $33,000 for the same period in 2013, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
Research and Development Program	2014	2013

CUDC-907	$1,394,000	$1,040,000	34%
CUDC-427	1,274,000	673,000	89%
CUDC-101	133,000	433,000	(69%)
Erivedge	40,000	40,000	—%
Debio 0932	10,000	16,000	(38%)
Discovery research	103,000	219,000	(53%)
Stock-based compensation	192,000	207,000	(7%)

Total research and development expenses	$3,146,000	$2,628,000	20%

Our research and development expenses increased by $518,000, or 20%, to $3,146,000 for the three months ended March 31, 2014 as compared to $2,628,000 for the same period in 2013. Our research and development expenses increased primarily due to increases in spending on CUDC-907 and CUDC-427. This was partially offset by decreases in spending on CUDC-101 and our discovery research programs. Spending on CUDC-907 increased $354,000 during the three months ended March 31, 2014 as compared to the prior year period related to our ongoing phase 1 clinical trial of CUDC-907 as well as the final milestone payments made under a license agreement with Guangzhou BeBetter Medicine Technology Company Ltd. Spending on CUDC-427 increased $601,000 during the three months ended March 31, 2014 as compared to the prior year period related to consulting and other outside costs incurred in connection with our response to the FDA with respect to the partial clinical hold placed on our clinical trial of CUDC-427 in November 2013, which was subsequently lifted by the FDA in March 2014.

Offsetting these increases, spending related to our CUDC-101 program decreased by $300,000 and spending on our other discovery research programs decreased by $116,000 during the three months ended March 31, 2014 as compared to the prior year period, due to our decisions to discontinue investments in the clinical development of CUDC-101 and to allocate our internal resources to our clinical development programs, CUDC-907 and CUDC-427.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance our CUDC-907 and CUDC-427 programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$1,053,000	$797,000	32%
Occupancy and depreciation	88,000	87,000	1%
Legal services	329,000	478,000	(31%)
Professional and consulting services	409,000	471,000	(13%)
Insurance costs	90,000	76,000	18%
Other general and administrative expenses	307,000	204,000	50%
Stock-based compensation	551,000	454,000	21%

Total general and administrative expenses	$2,827,000	$2,567,000	10%

General and administrative expenses increased by $260,000, or 10%, to $2,827,000 for the three months ended March 31, 2014 as compared to $2,567,000 for the prior year period, primarily due to an increase in personnel costs of $256,000. In addition, stock-based compensation increased $97,000 over the prior year period as a result of an increase in the number of options issued during the first quarter of 2014 as compared to the prior year period. Other general and administrative expenses increased $103,000 from the prior year period primarily related to an increase in travel expenses.

Partially offsetting these increases, legal fees decreased $149,000 during the three months ended March 31, 2014 from the prior year period due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters. In addition, professional and consulting services decreased $62,000 during the three months ended March 31, 2014 from the prior year period primarily due to a decrease in business development consulting services.

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

We estimated that the fair value of the warrants at March 31, 2014 was $625,000 using this model with the following assumptions: expected volatility of 67.5%, risk free interest rate of 0.1%, expected life of 0.8 years and no dividends. We estimated that the fair value of the warrants at March 31, 2013 was $1,187,000 using this model with the following assumptions: expected volatility of 55%, risk free interest rate of 0.2%, expected life of 1.8 years and no dividends. We recorded income of $92,000 and $301,000 for the quarters ended March 31, 2014 and 2013, respectively, primarily related to the change in our stock price during the respective periods.

Other Expense (Income)

For the three months ended March 31, 2014 and 2013, interest expense was $951,000 and $948,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $49,000 and $42,000 for the three month periods ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II through March 31, 2014 totaled $4,251,000 and covered only a portion of the interest accrued on the loan. As a result, $360,000 of the unpaid and accrued interest through March 31, 2014 remains capitalized and added to the principal portion of the loan. As of March 31, 2014, Curis Royalty owed a total of $30,615,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest. Currently, we estimate that the loan will be repaid by mid-2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

For the years ended December 31, 2013 and 2012, we received aggregate milestone payments totaling $24,000,000 under our collaboration with Genentech. In addition, Curis Royalty received royalty revenues during 2012 in connection with Genentech’s net sales of Erivedge. Royalty revenues earned subsequent to December 2012 are being used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon earning any such payments, as well as on royalties that are earned in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

In July 2013, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Through March 31, 2014, we have sold 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs.

At March 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $63,845,000, excluding our restricted investments of $166,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $5,306,000 during the three-month period ended March 31, 2014 was primarily the result of our net loss for the period of $5,564,000 and repayments of capitalized interest on our debt of $354,000, offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $669,000.

Net cash used in operating activities of $4,328,000 during the three-month period ended March 31, 2013 was primarily the result of our net loss for the period of $4,962,000, offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $953,000. In addition, changes in certain operating assets and liabilities affected operating cash during the three-month period ended March 31, 2013, including a decrease of $443,000 in our accounts payable and accrued liabilities primarily related to the payment of certain year-end employee benefits, including bonuses and a matching 401(k) contribution, which was offset by a decrease of $144,000 in our accounts receivable primarily related to the receipt of an LLS milestone earned in the fourth quarter of 2012.

We expect to continue to use cash in operations as we seek to advance our drug candidates. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities provided cash of $3,442,000 and of $1,263,000 for the three-month periods ended March 31, 2014 and 2013, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods. During the three-month periods ended March 31, 2014 and 2013, we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $14,000 for each respective quarter.

Financing activities provided cash of $180,000 for the three-month period ended March 31, 2014, from the exercise of stock options. Financing activities provided cash of $36,000 for the three-month period ended March 31, 2013. Proceeds provided from the exercise of stock options of $298,000 during the quarter ended March 31, 2013 were offset by the payment of debt issuance costs of $261,000 related to our financing transaction with BioPharma-II.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2014, we had an accumulated deficit of approximately $766,390,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 and CUDC-427, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2014, should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We have no off-balance sheet arrangements as of March 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since March 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

As of March 31, 2014, we had an accumulated deficit of approximately $766,390,000. We have incurred net losses of $5,564,000 for the three months ended March 31, 2014, and $12,322,000, $16,417,000 and $9,859,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Other than Erivedge, which was developed and is being commercialized by our collaborators Roche and Genentech, we have not successfully commercialized any products to date, either alone or in collaboration with others.

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

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-427, CUDC-907, and other drug candidates that we may seek to develop in the future and to fund our general and administrative costs and expenses.

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2014 should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. For example, in July 2013 we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of registered common stock pursuant to our universal shelf registration statement in one or more “at the market” or other specified offerings. We have received gross proceeds of approximately $16,900,000 as of March 31, 2014 through such sales. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early stage of our internal development pipeline, additional funding may not be available to us on acceptable terms, if at all, and we may not be able to sell shares under the arrangement with Cowen at favorable prices, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

Per the terms of the credit agreement, neither Curis nor Curis Royalty guaranteed any level of future royalty or royalty-related payments or the value of such payments as collateral to the loan. However, in certain circumstances, the obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated, including:

•	if any payment of principal is not made within three days of when such payment is due and payable or otherwise made in accordance with the terms of the credit agreement;

•	if any representations or warranties made in the credit agreement or any other transaction document prove to be incorrect or misleading in any material respect when made;

•	if there occurs a default in the performance of affirmative and negative covenants set forth in the credit agreement or under certain ancillary transaction documents;

•	the failure by Genentech to pay material amounts owed under the collaboration agreement with Genentech because of an actual breach or default by Curis under the collaboration agreement;

•	a material breach or default by Curis Royalty under certain ancillary transaction documents, in each case, which breach or default is not cured within 30 days after written demand thereof by BioPharma-II;

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency related defaults;

•	any materially adverse effect on the binding nature of any of the transaction documents or the Genentech collaboration agreement;

•	if any person shall be designated as an independent director of Curis Royalty other than in accordance with its limited liability company operating agreement; or

•	if Curis shall at any time cease to own, of record and beneficially, 100% of the equity interests in Curis Royalty.

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

Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of, and level of expenses incurred in connection with, our preclinical and clinical development programs, including development costs relating to CUDC-427 and CUDC-907;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma II;

•	any changes in the fair value of our warrant liability;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Our general business strategy and prospects may be adversely affected by the uncertain economic conditions, volatile business environment and continued unpredictable and unstable market conditions, both domestically and abroad. If equity and credit markets are unfavorable, it is likely to make future debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon research and development plans.

At March 31, 2014, we had $63,845,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2014, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced BCC. Erivedge has also been approved in a number of foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Genentech and Roche are also conducting a phase 2 clinical trial of Erivedge in operable nodular BCC, a phase 1b/2 trial in relapsed/ refractory AML and MDS, and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is no longer accepted as safe, efficacious, cost-effective, and preferable to current therapies in the medical community and by third-party payors;

•	Genentech and/or Roche fails to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the U.S.;

•	Genentech and/or Roche do not continue to develop and implement effective marketing, sales and distribution strategies and operations, for development and commercialization of Erivedge for advanced BCC;

•	Genentech and/or Roche do not continue to develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices;

•	Genetech and Roche do not obtain full approval to commercialize Erivedge in the EU based upon the results of the STEVIE trial;

•	Genentech and/or Roche do not successfully obtain third party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

•	we or Genentech and/or Roche encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with any and all regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•	competing products are approved for the same indications as Erivedge;

•	new safety risks are identified; and/or

•	Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC.

In addition, pursuant to the terms of our credit agreement with BioPharma-II, for the foreseeable future we will only retain royalty revenue under our collaboration agreement with Genentech to the extent that sales are generated by Genentech and Roche at a level sufficient for us to receive royalties in excess of the obligation of our wholly-owned subsidiary, Curis Royalty, to remit such royalties to BioPharma-II.

The therapeutic efficacy of drug candidates being developed by us and our collaborators is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our drug candidates are novel compounds and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the cancer targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example in November 2013 the FDA placed CUDC-427 on partial clinical hold, which prevented us from preceding with our ongoing phase 1 trial of CUDC-427. This hold was lifted in March 2014 and we anticipate re-opening the phase 1 trial in the second quarter of 2014. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

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

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is developing Debio 0932, our Hsp90 inhibitor. Our collaboration agreement with Genentech and our license agreement with Debiopharm may not be scientifically or commercially successful due to a number of factors, including the following:

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates, generally following our completion of at least phase 1 or phase 2 clinical testing. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., phase 3) or commercialization on our own. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and a number of recent business combinations among large pharmaceutical companies have resulted in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficient differentiability compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing product candidates that are similar to the product candidates that are subject to those agreements, such as developing product candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all.

Moreover, if we fail to establish and maintain additional strategic collaborations related to our drug candidates:

•	the development of certain of our current or future drug candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future drug candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as additional clinical,

•	regulatory, sales and marketing expertise, for which we have not budgeted;

•	we will bear all of the risk related to the development of any such drug candidates; and

•	our future prospects may be adversely affected and our stock price could decline.

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

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Preclinical testing and clinical trials of our drug candidates may not be successful. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•	preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results;

•	we or any collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular drug candidate;

•	the results from preclinical studies and early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	preclinical and clinical data are often susceptible to varying interpretations and analyses and even if we, or our collaborators, believe that the results of clinical trials for our product candidates to be successful, regulatory authorities may disagree with our interpretations and analyses.

•	we may encounter difficulties or delays in manufacturing sufficient quantities of the drug candidate used in any preclinical study or clinical trial;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the timing and completion of clinical trials of our drug candidates depend on, among other factors, the number of patients required to be enrolled in the clinical trials and the rate at which those patients are enrolled, and any increase in the required number of patients, decrease in recruitment rates or difficulties retaining trial participants may result in increased costs, program delays or program termination;

•	our products under development may not be effective in treating cancer or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

•	we, our clinical investigators, or our current or potential future collaborators and subcontractors, may fail to comply with applicable regulatory requirements, including good clinical practices and requirements regarding the disclosure of clinical trial information;

•	institutional review boards, regulators, including the FDA or its foreign equivalents, or any collaborators may hold, suspend or terminate our clinical research or the clinical trials of our drug candidates for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. For example in November 2013 the FDA placed CUDC-427 on partial clinical hold, which prevented us from preceding with our ongoing phase 1 trial of CUDC-427. This hold was lifted in March 2014 and we anticipate re-opening the phase 1 trial in the second quarter of 2014; and

•	we, along with any of our current or potential future collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy, or similar policy under foreign regulatory authorities, nor may we or any of our current or potential future collaborators or subcontractors use disqualified clinical investigators or institutions to perform clinical trials of our drug candidates. Employment or use of such a debarred or disqualified person or institution may result in delays in FDA’s or foreign equivalent’s review or approval of our products, or the rejection of data developed with the involvement of such person(s) or institution(s).

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

Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our stock price to decline. Moreover, our inability to enroll a sufficient number of patients for any of our current or future clinical trials, and/or the reporting of adverse events by companies with competing drug candidates, could result in significant delays or may require us to abandon one or more clinical trials altogether.

We rely in part on third parties to conduct clinical trials of our internally-developed drug candidates, and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we will not be able to successfully develop and commercialize drug candidates and grow our business.

For the foreseeable future, we expect to rely substantially on third parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of the third party contractors on whom we rely do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

If we and our collaborative partners do not obtain, or if there are delays in obtaining, necessary regulatory approvals, then we will not be able to commercialize our drug candidates and our business will be materially impaired and the market price of our common stock could substantially decline.

We and our collaborators will be required to obtain regulatory approval in order to successfully advance drug candidates through the clinic and prior to marketing and selling such products. We have limited experience in filing and prosecuting applications to obtain marketing approval. The process of obtaining required regulatory approvals is expensive and the time required for these approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. During the course of this process, the FDA or a foreign equivalent may determine that a drug candidate is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval. For example in November 2013 the FDA placed CUDC-427 on partial clinical hold, which prevented us from preceding with our ongoing phase 1 trial of CUDC-427. This hold was lifted in March 2014 and we anticipate re-opening the phase 1 trial in the second quarter of 2014. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, and teaching hospitals with data collection, requirements for manufacturers to submit reports to CMS on the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

We and our collaborators may not achieve projected research, development, commercialization and marketing goals in the time frames that we or they announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech is a wholly-owned member of the Roche Group, and Roche has also made public statements regarding its expectations for the clinical development, commercialization and marketing of Erivedge, and may in the future make additional statements about its goals and expectations for Erivedge and/or its collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval and commercialization process. As a result:

•	our or our current and potential future collaborators’ preclinical studies and clinical trials may not advance or be completed in the time frames we or they announce or expect. For example in November 2013 the FDA placed CUDC-427 on partial clinical hold, which prevented us from preceding with our ongoing phase 1 trial of CUDC-427. This hold was lifted in March 2014 and we anticipate re-opening the phase 1 trial in the second quarter of 2014;

•	we or our current and potential future collaborators may not make regulatory submissions, receive regulatory approvals or commercialize approved products as planned; and

•	we or our current and potential future collaborators may not be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs.

If we or any collaborators fail to achieve research, development and commercialization goals as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. Our patents also may not afford us protection against competitors with similar technology. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Prior to March 16, 2013, in the United States, patent applications were subject to a “first to invent” rule of law. Applications filed on or after March 16, 2013 (with the exception of certain applications claiming priority to applications filed prior to March 16, 2013, such as continuations and divisionals) are subject to a “first to file” rule of law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Additionally, how the United States Patent & Trademark Office and US courts will interpret the new laws remains significantly uncertain at this time. We cannot be certain that any existing or future application will be subject to the “first to file” or “first to invent” rule of law, that we were the first to make the inventions claimed in our existing patents or pending patent applications subject to the prior laws, or that we were the first to file for patent protection of such inventions subject to the new laws.

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

RISKS RELATING TO MANUFACTURING AND SALES

We depend on third parties to produce our drug candidates, and if these third parties do not successfully formulate or manufacture these drug candidates, our business will be harmed.

We have no manufacturing experience or manufacturing capabilities. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize products, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.

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

Any contract manufacturers with whom we or our collaborators enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Any failure by contract manufacturers, collaborators, or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of drug candidates, delays, suspension or withdrawal of approvals, imposition of clinical holds, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we or a collaborator need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $2.07 per share for the period January 1, 2012 through April 30, 2014. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	announcements regarding new technologies and/or drug candidates by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	litigation or public concern about the safety of our drug candidates;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	the limited trading volume in our common stock; and

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets.

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

Furthermore, as of March 31, 2014, we have outstanding warrants to purchase 1,373,517 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. For example, in July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of the registered common stock that was on this shelf registration statement pursuant to one or more “at the market” offerings. We have received gross proceeds of approximately $16,900,000 as of March 31, 2014 through such sales. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of March 31, 2014, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: May 9, 2014	By:	/s/ MICHAEL P. GRAY
Michael P. Gray
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated March 17, 2014, between the Company and Ali Fattaey, Ph.D.

10.2 (1)	Letter Agreement, dated February 18, 2014, between Curis, Inc. and Daniel R. Passeri

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 20, 2014.