Form 10-Q
period 2014-06-30
CURIS INC
filed 2014-08-07
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 1, 2014, there were 86,004,857 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$10,156,360	$9,591,487
Investments	45,614,450	48,588,135
Short-term investment – restricted	13,877	13,877
Accounts receivable	4,843,412	1,477,188
Prepaid expenses and other current assets	363,375	495,260

Total current assets	60,991,474	60,165,947

Property and equipment, net	439,357	445,655
Long-term investments	3,257,209	10,726,685
Long-term investment – restricted	152,610	166,487
Goodwill	8,982,000	8,982,000
Other assets	78,312	104,034

Total assets	$73,900,962	$80,590,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,849,252	$2,036,864
Accrued liabilities	1,509,632	1,911,479
Warrants	67,910	—
Current portion of long-term debt, net	5,498,670	2,610,174

Total current liabilities	9,925,464	6,558,517
Long-term debt, net	24,372,065	27,945,186
Warrants	—	716,786
Other long-term liabilities	191,076	196,734

Total liabilities	34,488,605	35,417,223

Commitments (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value – 225,000,000 shares authorized; 87,227,703 shares issued and 86,004,857 shares outstanding at June 30, 2014; and 87,081,862 shares issued and 85,859,016 shares outstanding at December 31, 2013	872,277	870,819
Additional paid-in capital	808,342,990	806,660,340
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(768,286,282)	(760,826,561)
Accumulated other comprehensive gain/(loss)	7,401	(6,984)

Total stockholders’ equity	39,412,357	45,173,585

Total liabilities and stockholders’ equity	$73,900,962	$80,590,808

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Royalties	$1,823,935	$805,312	$3,112,183	$1,469,712
Research and development, net	(22,650)	599,065	(26,265)	806,100
License fees	3,000,000	4,000,000	3,000,000	4,000,000

Total revenues	4,801,285	5,404,377	6,085,918	6,275,812

COSTS AND EXPENSES:
Cost of royalty revenues	91,837	40,265	156,985	73,485
Research and development	3,328,976	3,166,639	6,474,906	5,795,096
General and administrative	2,925,259	2,903,669	5,752,157	5,470,791

Total costs and expenses	6,346,072	6,110,573	12,384,048	11,339,372

Loss from operations	(1,544,787)	(706,196)	(6,298,130)	(5,063,560)

OTHER INCOME/(EXPENSE):
Interest income	41,479	36,949	90,239	78,561
Interest expense	(949,730)	(957,742)	(1,900,706)	(1,905,544)
Change in fair value of warrant liability	557,253	333,141	648,876	634,401

Total other expense	(350,998)	(587,652)	(1,161,591)	(1,192,582)

Net loss	$(1,895,785)	$(1,293,848)	$(7,459,721)	$(6,256,142)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.09)	$(0.08)

Weighted average common shares (basic and diluted)	85,963,836	81,128,475	85,940,842	80,615,412

Total comprehensive loss	$(1,885,634)	$(1,299,031)	$(7,445,336)	$(6,262,382)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,459,721)	$(6,256,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,837	67,734
Stock-based compensation expense	1,427,265	1,576,537
Change in fair value of warrant liability	(648,876)	(634,401)
Non-cash interest expense on investments	69,046	163,826
Amortization of debt issuance costs	52,427	52,389
Non-cash in-kind interest accrued on Curis Royalty’s debt	—	582,062
Payment-in kind interest on Curis Royalty’s debt	(711,353)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,366,224)	44,877
Prepaid expenses and other assets	131,908	(34,941)
Accounts payable and accrued liabilities	395,205	133,810

Total adjustments	(2,575,765)	1,951,893

Net cash used in operating activities	(10,035,486)	(4,304,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(25,347,887)	(27,704,396)
Sales of investments	35,736,387	26,097,035
Purchases of property and equipment	(58,861)	(34,957)
Decrease in restricted cash	13,877	13,918

Net cash provided by/(used in) investing activities	10,343,516	(1,628,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	256,843	3,189,353
Payment of debt issuance costs	—	(261,475)

Net cash provided by financing activities	256,843	2,927,878

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	564,873	(3,004,771)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,591,487	12,747,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,156,360	$9,742,938

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. is an oncology-focused company seeking to develop novel drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company is leveraging its experience in targeting signaling pathways in seeking to develop drug candidates including CUDC-907, a dual histone deacetylase, or HDAC and phosphoinositide-3 kinase, or PI3K, inhibitor, and CUDC-427, a small molecule antagonist of the inhibitor of apoptosis, or IAP, proteins. Erivedge®, the first and only approved medicine for the treatment of advanced basal cell carcinoma, or BCC, is being commercialized by F. Hoffmann-La Roche Ltd., or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech. The Company’s licensee Debiopharm is conducting the clinical development of the heat shock protein 90, or HSP90, inhibitor, Debio 0932.

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

The Company is subject to risks common to companies in the biotechnology industry as well as risk factors that are specific to the Company’s business, including, but not limited to: the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress it’s clinical development in indications other than BCC; the Company’s ability to advance and expand its research and development programs; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.

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

The Company anticipates that existing cash, cash equivalents and investments at June 30, 2014 should enable it to maintain current and planned operations into 2016. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech, Debiopharm and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2014, the results of operations and cash flows for the three- and six-month periods ended June 30, 2014 and 2013 and the cash flows for the six-month periods ended June 30, 2014 and 2013.

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

4.	Collaboration Agreements

(a)	Genentech June 2003 Collaboration

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop and commercialize molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Roche in several other countries for the treatment of advanced basal cell carcinoma. Genentech’s parent company, Roche, is also conducting additional exploratory phase 2 studies in patients with less severe forms of basal cell carcinoma. Roche is also conducting a phase 1b/2 clinical trial to investigate the safety and efficacy of Erivedge in patients with relapsed/ refractory acute myelogenous leukemia, or AML, and relapsed/refractory high-risk myelodysplastic syndrome, or MDS. There are several additional ongoing clinical trials being conducted by third parties under collaboration agreements between Genentech and the National Cancer Institute as well as Genentech and other third-party investigators.

The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has earned $59,000,000 as of June 30, 2014. In June 2014, Roche filed an investigational new drug application for the use of Erivedge in patients with idiopathic pulmonary fibrosis, a non-oncology indication, resulting in a milestone payment of $3,000,000 to the Company. In May 2013, Australia’s Therapeutic Goods Administration approved the sale of Erivedge in Australia resulting in a milestone payment of $4,000,000. Accordingly, the Company recognized milestone payments of $3,000,000 in the three and six months ended June 30, 2014, and $4,000,000 in the three and six months ended June 30, 2013 as license revenue in its Condensed Consolidated Statement of Operations and Comprehensive Loss as the Company does not have any further substantive performance obligations under the collaboration. At June 30, 2014, the $3,000,000 milestone was included in accounts receivable in the Company’s Condensed Consolidated Balance Sheets, and was subsequently received in July 2014.

Pursuant to agreements by and between the Company and two university licensors, the Company has made certain payments to such licensors in connection with its receipt of milestone payments from Genentech. The Company recorded research and development expenses of $150,000 during the three and six months ended June 30, 2014, and research and development expenses of $200,000 during the three and six months ended June 30, 2013, respectively, related to payments the Company made to its licensors upon the Company’s receipt of the respective milestone payments from Genentech.

In addition to these payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to high single digits based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2014 and 2015, and until the debt is fully repaid thereafter (see Note 7). The Company recognized royalty revenues from Genentech’s net sales of Erivedge of $1,823,935 and $805,312 during the three months ended June 30, 2014 and 2013, respectively, and $3,112,183 and $1,469,712 during the six months ended June 30, 2014 and 2013, respectively. The Company recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $91,837 and $40,265 during the three months ended June 30, 2014 and 2013, respectively, and $156,985 and $73,485 during the six months ended June 30, 2014 and 2013, respectively. For each of these periods, the cost of royalty revenue amounts are comprised of 5% of the Erivedge royalties earned by the Company that it is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to specified quarterly caps, until such time as the loan is fully repaid.

The Company recorded research and development revenue of $31,376 and $46,653 during the three months ended June 30, 2014 and 2013, respectively, and research and development revenue of $71,237 and $93,994 during the six months ended June 30, 2014 and 2013, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the three and six months ended June 30, 2014, Genentech incurred expenses of $54,153 and $139,583, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society (LLS) agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS has agreed to make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. The Company earned milestone payments under the LLS agreement totaling $550,000 and $650,000 during the three and six-month periods ended June 30, 2013, respectively, related to the progress of the ongoing phase I clinical trial of CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the ongoing phase I clinical trial.

In January 2013, the Company earned a milestone payment under the LLS agreement of $100,000 related to treatment of the first patient in the phase I clinical trial of CUDC-907. The Company applied the provisions of ASC 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) whether the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) whether the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) whether there is any future performance required to earn the milestone; and (v) whether the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestones achieved in the first half of 2013 under the LLS agreement were substantive and recorded the related revenue of $550,000 and $650,000 during the three and six month periods ended June 30, 2013, respectively. The Company did not receive any milestone payments pursuant to the LLS agreement during the three or six months ended June 30, 2014.

Under certain conditions associated with the Company’s successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS of up to $10,000,000. This obligation is capped at 2.5 times the amount the Company receives from LLS, and, as of June 30, 2014, the maximum obligation, assuming that specified events occur, such as CUDC-907 successfully progressing through future clinical trials or the Company’s entry into a collaboration related to CUDC-907 would be $4,125,000. If CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of June 30, 2014, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which is not probable at June 30, 2014 as this program remains in the early stages of clinical development.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2014 and December 31, 2013 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2014:
Cash equivalents
Money market funds	$6,761,408	$—	$—	$6,761,408
Corporate commercial paper	—	1,544,985	—	1,544,985
Municipal bonds	—	1,100,000	—	1,100,000
Short- and long-term investments
Corporate commercial paper, stock, bonds and notes	20,316,638	27,552,160	—	47,868,798

Total assets at fair value	$27,078,046	$30,197,145	$—	$57,275,191

Warrant liability	—	—	67,910	67,910

Total liabilities at fair value	$—	$—	$67,910	$67,910

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013:
Cash equivalents
Money market funds	$5,535,716	$—	$—	$5,535,716
Corporate commercial paper, bonds and notes	—	1,749,983	—	1,749,983
Municipal bonds	—	1,110,000	—	1,110,000
Short- and long-term investments
US government obligations	—	1,151,932	—	1,151,932
Corporate commercial paper, stock, bonds and notes	20,176,154	36,984,932	—	57,161,086

Total assets at fair value	$25,711,870	$40,996,847	$—	$66,708,717

Warrant liability	—	—	716,786	716,786

Total liabilities at fair value	$—	$—	$716,786	$716,786

The above tables exclude a certificate of deposit in the amounts of $1,002,861 and $1,001,802 that the Company held as of June 30, 2014 and December 31, 2013, respectively.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2014 and 2013:

Balance at December 31, 2013	$716,786
Change in fair value for the six months ended June 30, 2014	(648,876)

Balance at June 30, 2014	$67,910

Balance at December 31, 2012	$1,488,179
Change in fair value for the six months ended June 30, 2013	(634,401)

Balance at June 30, 2013	$853,778

6.	Investments

The amortized cost, unrealized losses and fair value of short-term investments available-for-sale as of June 30, 2014 with maturity dates ranging between one and twelve months and with a weighted average maturity of 6.0 months are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$44,604,196	$14,547	$(7,153)	$44,611,590

Total investments	$44,604,196	$14,547	$(7,153)	$44,611,590

In addition, a certificate of deposit in the amount of $1,002,861 that the Company held as of June 30, 2014 was included within short-term investments in the consolidated balance sheet but is excluded from the table above as it was not deemed to be a security.

As of June 30, 2014, the Company also recorded long-term investments of $3,257,209 on its Consolidated Balance Sheet. This amount is comprised of corporate and government-secured debt securities with maturities ranging from July 2015 to November 2015 with a weighted average maturity of 14.6 months and with amortized cost totaling $3,257,489, less unrealized net losses of $280.

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

During the six month ended June 30, 2014, the Company made payments totaling $2,546,417, of which $1,835,064 related to the payment of accrued interest and $711,353 related to payment of the previously capitalized interest. As of June 30, 2014, the Company recorded short- and long-term debt of $5,498,670 and $24,372,065, respectively (net of unamortized issuance costs of $53,529 and $78,351, respectively), and at December 31, 2013, the Company recorded short- and long-term debt of $2,610,174 and $27,945,186, respectively (net of unamortized issuance costs of $53,503 and $105,105, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded accrued interest on the debt of $312,150 and $298,935 as of June 30, 2014 and December 31, 2013, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, Curis management estimates that the loan will be repaid in the first half of 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than it currently anticipates.

At June 30, 2014, the fair value of the principal portion of the debt is estimated as $30,490,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this loan transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 as detailed in the following table:

	As of
	June 30, 2014	December 31, 2013
Other current assets	$51,466	$51,441
Other assets	75,331	101,055

Total debt issuance costs	126,797	152,496

Debt, current	5,552,199	2,663,677
Debt issue costs, current	(53,529)	(53,503)

Debt, current portion net of issuance costs	$5,498,670	$2,610,174

Debt, long-term	24,450,416	28,050,291
Debt issue costs, long-term	(78,351)	(105,105)

Debt, net of current portion and issuance costs	$24,372,065	$27,945,186

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the three and six months ended June 30, 2014, the Company recognized interest expense related to the loan with BioPharma-II of $949,730 and $1,900,706, respectively. For the three and six months ended June 30, 2013, the Company recognized interest expense related to the loan with BioPharma-II of $957,742 and $1,905,544, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of June 30, 2014, warrants to purchase 238,805 shares of the Company’s common stock have been exercised and warrants to purchase 1,373,517 shares of common stock remain outstanding. The warrants have an initial exercise price of $3.55 per share and expire in January 2015. The warrants contain anti-dilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share.

Due to the warrant terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants was recorded as a short-term liability as of June 30, 2014 and a long-term liability as of December 31, 2013 in the Consolidated Balance Sheets. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model with updated assumptions at each reporting date as detailed in the following table:

	As of June 30,
	2014	2013
Fair value of the warrants	$67,910	$853,778
Expected term	0.6 years	1.6 years
Risk-free interest rate	0.06%	0.25%
Volatility	63%	47.2%
Dividends	None	None

The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability will be recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $557,253 and $333,141 for the three months ended June 30, 2014 and 2013, respectively, and other income of $648,876 and $634,401 for the six months ended June 30, 2014 and 2013, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to decreases in the remaining term and the Company’s common stock price during the respective reporting periods.

(b)	Stock Option Exercises Paid with Company Common Stock

The Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan generally allows participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on NASDAQ on the date of exercise. During the three months ended June 30, 2013, the Chief Executive Officer, the Chief Financial Officer and one member of the Company’s board of directors exercised stock options by remitting shares of Curis common stock held by the respective executive officer or director to the Company. The Company accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. These option holders remitted an aggregate of 175,139 shares during the three months ended June 30, 2013 with an aggregate value equal to $632,755. The company had no such transactions during the three or six months ended June 30, 2014.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation	$811,916	$1,267,954
Professional fees	219,450	166,200
Accrued interest on debt (see Note 7)	312,150	298,935
Other	166,116	178,390

Total	$1,509,632	$1,911,479

10.	Accounting for Stock-Based Compensation

As of June 30, 2014, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. For a complete discussion of the Company’s share-based compensation plans, see Note 4, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During six months ended June 30, 2014, the Company’s board of directors granted options to purchase 1,987,500 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of this amount, options to purchase 947,500 shares of common stock vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The remaining options to purchase 1,040,000 shares of common stock were issued to the Company’s officers and will vest in tranches only if the closing sale price of the Company’s common stock is maintained at specified levels for a period of 60 consecutive trading days prior to the third anniversary of the respective grant dates. If the specified market conditions are not achieved prior to the third anniversary of the respective grant dates, any unvested options will be forfeited and shall again be available for grant under the 2010 Plan.

During the six months ended June 30, 2014, the Company’s board of directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2010 Plan, which will vest monthly over a one-year period. All options granted to non-employee directors during the six months ended June 30, 2014 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2014 and 2013 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2014	2013
Expected life (years) – employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.85-2.2%	1.0-1.6%
Volatility	70-71%	70-72%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2014 was $1,906,000, of which $1,837,000 related to exercisable options. The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2014 and 2013 were $1.82 and $2.14, respectively. As of June 30, 2014, there was approximately $6,192,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.80 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2014 and 2013 were $105,000 and $1,598,000, respectively.

Vesting Tied to Market Conditions

Monte Carlo simulation models were used to value stock options to purchase an aggregate of 1,040,000 shares of common stock granted to the Company’s officers during the six months ended June 30, 2014. Of this amount, options to purchase 640,000 shares of common stock were granted in February 2014 with an exercise price of $3.09 and options to purchase 400,000 shares of common stock were granted in June 2014 with an exercise price of $1.75 per share that contained specific market conditions. The key assumptions used in these Monte Carlo simulation models and resulting valuations are noted in the following table:

	Market Condition Options Granted February 18, 2014	Market Condition Options Granted June 2, 2014
Expected life (years) – officers	6	6
Risk-free interest rate	1.9%	2.1%
Volatility	70%	65%
Dividends	None	None
Number of options granted	640,000	400,000
Fair value per share	$1.20	$0.34

Based on the above, the Monte Carlo simulation models calculated aggregate fair value of $905,000, excluding forfeitures, related to these grants that will be recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $108,366 and $156,377 of the employee stock-based compensation expense recorded by the Company for the three and six months ended June 30, 2014.

Employee Stock-Based Compensation Expense

The Company recorded $794,255 and $1,482,027 in compensation expense for the three and six months ended June 30, 2014, respectively, and $751,702 and $1,396,027 in compensation expense for the three and six months ended June 30, 2013, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the six months ended June 30, 2014 and 2013 were $1,376,000 and $1,808,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. The Company reversed expense related to non-employee stock options of $110,434 and $54,762, for the three and six months ended June 30, 2014, respectively, and expense of $164,269 and $180,510 for the three and six months ended June 30, 2013, respectively.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2014 and 2013, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$108,803	$289,640	$300,748	$496,519
General and administrative expenses	575,018	626,331	1,126,517	1,080,018

Total stock-based compensation expense	$683,821	$915,971	$1,427,265	$1,576,537

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of June 30, 2014:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2013	$(6,984)
Other comprehensive gain before reclassifications	14,385
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	14,385

Balance, as of June 30, 2014	$7,401

The above amounts do not reflect a tax effect as the Company expects to record a net loss for 2014.

12.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2014 and 2013, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the Three and Six Months Ended June 30,	For the Three and Six Months Ended June 30,
	2014	2013
Stock options outstanding	11,389,869	10,663,319
Warrants outstanding	1,373,517	1,373,517

Total antidilutive securities	12,763,386	12,036,836

13.	Related Party Transaction

On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company. Mr. Passeri will continue to serve as a Class II director of the Company. On June 2, 2014, the Board of Directors of the Company elected Mr. Passeri Vice Chairman of the Board. As a non-employee director, Mr. Passeri will be compensated $100,000 per year plus meeting fees for his participation on the Company’s board.

The Company and Mr. Passeri entered into a consulting agreement on June 2, 2014. The agreement is for an initial term of one year, subject to renewal or earlier termination by the parties. Pursuant to the terms of the consulting agreement, Mr. Passeri has agreed to provide 120 hours per month of consulting services to the Company on intellectual property, corporate and strategic matters. In consideration for the services rendered by Mr. Passeri to the

Company, the Company has agreed to pay Mr. Passeri $32,500 per month until June 1, 2015, provided that if at any time during the consultation period Mr. Passeri obtains full time employment with a third party, then Mr. Passeri and the Company will negotiate a good faith reduction in the number of hours that Mr. Passeri will consult, and thereafter Mr. Passeri will be paid an hourly fee, in lieu of the monthly retainer, for services rendered under the consulting agreement. From June 2, 2014 until June 1, 2015, the consulting agreement may be terminated at any time by mutual agreement between the parties. If the parties renew the agreement, then after June 1, 2015, Mr. Passeri will receive $30,000 per month during the renewal period and either party may terminate the consulting agreement by providing thirty days’ written notice to the other party. In addition, if the parties cannot agree on a revised hourly commitment in connection with Mr. Passeri obtaining full time employment with a third party, then either party will have the right to terminate the agreement immediately. The Company may terminate the consulting agreement immediately if Mr. Passeri breaches, or threatens to breach the terms of the non-disclosure and non-competition agreement previously entered into with the Company. Pursuant to the terms of the consulting agreement, the Company recognized expenses of $30,333 during the three and six months ended June 30, 2014 under this consulting agreement.

14.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers , which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

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

Overview

We are an oncology-focused biotechnology company developing novel drug candidates for the treatment of human cancers. We conduct our research and development programs both internally and through strategic collaborations. Internally, we developing our drug candidates including CUDC-907 and CUDC-427. Our collaborators Genentech and Roche are commercializing Erivedge in advanced basal cell carcinoma or BCC and continuing Erivedge’s clinical development in other oncology and non-oncology indications and our licensee Debiopharm is investigating Debio 0932 in patients with advanced lung cancer.

Proprietary Drug Candidates

CUDC-907. CUDC-907 is an orally bioavailable drug candidate designed to predominantly inhibit select classes of HDAC enzymes (primarily Classes I and IIB) and certain isoforms of PI3K (mainly PI3K- alpha, delta and beta). We are currently conducting a phase 1 dose escalation clinical trial in patients with advanced lymphoma or multiple myeloma. This first-in-human trial is designed to assess the safety (including the maximum tolerated dose), pharmacokinetics and anti-cancer activity of CUDC-907. Patients on the ongoing dose escalation trial have been administered CUDC-907 on either a daily, two times per week or three times per week dosing schedules.

We expect to complete the dose-escalation phase of this trial during the second half of this year, following which we expect to initiate enrollment in the expansion cohort(s) in patients with select malignancies later this year. In addition to our ongoing phase 1 clinical trial in advanced lymphomas and multiple myeloma patients, we are conducting preclinical studies with CUDC-907 in solid tumor models and expect to conduct a clinical study in patients with solid tumors.

CUDC-427. In 2012, we licensed from Genentech the exclusive, worldwide rights for the manufacturing, development and commercialization of an oral, small molecule Smac mimetic drug candidate, CUDC-427, that is designed to promote cancer cell death by antagonizing inhibitor of apoptosis or IAP proteins. IAP proteins are a family of functionally and structurally related proteins that promote cancer cell survival by inhibiting programmed cell death, a process also referred to as apoptosis. Using IAP proteins and other anti-apoptotic factors, cancer cells evade cell death in response to a variety of signals, including those provided by anti-cancer agents such as chemotherapy, or naturally occurring inflammatory and immune signals transmitted through members of the tumor necrosis factor family. Evasion from apoptosis is a fundamental mechanism whereby human cancers develop resistance to standard anti-cancer treatments. IAP inhibitors such as CUDC-427 are designed to counteract the effects of IAP proteins, thus shifting the balance away from cancer cell survival and allowing apoptosis to proceed.

Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered low-to-mid single-digit royalty on net sales of CUDC-427, if any.

In July 2013, we initiated an open label, multicenter phase 1 trial of CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphomas. The trial was designed to determine the maximum tolerated dose and recommended phase 2 dose of CUDC-427 administered as a single agent using a continuous, twice-daily treatment schedule. On November 5, 2013, we received written notification from the FDA that this phase 1 trial of CUDC-427 had been placed on partial clinical hold following the report of death of a patient who progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the trial protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the single agent phase 1 trial for CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphoma.

We re-initiated patient treatment in the phase 1 trial under an amended protocol in June 2014. Under the amended protocol, the study is designed to determine the safety and recommended Phase 2 dose of CUDC-427 administered once daily on a 14 days “on” 7 days “off” schedule in 21-day cycles in patients with advanced and/or refractory solid tumors or lymphoma. The secondary objectives of the study are to assess CUDC-427’s tolerability, pharmacokinetics, exploratory biomarkers of activity and preliminary anti-cancer activity. Patients are being enrolled in consecutive cohorts according to the standard 3+3 design at dose levels of 100, 200 and 300 mg daily. Upon determination of the recommended phase 2 dose, the trial is designed to enroll up to 12 additional patients with specific cancer types per expansion cohort at the recommended dose.

We also expect to initiate examination of CUDC-427 in combination with standard-of-care chemotherapy regimens, including capecitabine in patients with select malignancies later this year or early in 2015.

Our Collaborations

Erivedge® (vismodegib). Erivedge is a first-in-class orally-administered small molecule Hedgehog pathway inhibitor developed under collaboration with Genentech, a member of the Roche Group. Erivedge was discovered by Genentech and jointly validated by Genentech and Curis through a series of preclinical studies. Pursuant to this collaboration, Genentech and Roche are responsible for clinical development, and Genentech (in the U.S.), Roche (outside the U.S., excluding Japan) and Chugai (in Japan) are responsible for commercialization of Erivedge. We are eligible to receive cash payments upon the successful achievement of specified clinical development and regulatory approval milestones, as well as royalties related to commercial sales of Erivedge.

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

Roche is also conducting additional exploratory studies in patients with less severe forms of basal cell carcinoma. In 2013, Roche initiated a randomized, double-blind, regimen-controlled, phase 2 clinical study assessing the efficacy and safety of two different Erivedge regimens in approximately 220 patients with multiple BCC lesions. Over the course of the 72 week study, one subset of patients is receiving oral treatment once daily on a repeating intermittent schedule of Erivedge for 12 weeks followed by placebo for 8 weeks. A second subset of patients is receiving oral treatment once daily for an initial period of 24 weeks, followed by a repeating intermittent schedule of placebo for 8 weeks placebo followed by Erivedge for 8 weeks. The primary endpoint is the relative percentage reduction from baseline in the number of clinically evident basal cell carcinomas at week 73 in the two regimens. In addition, in 2013, Roche initiated a randomized, double-blind, placebo-controlled study to assess the efficacy and safety of Erivedge with surgery in approximately 75 patients with BCC. Patients have been randomized to receive oral daily doses of either Erivedge or placebo for 12 weeks prior to Mohs micrographic surgery. The primary outcome is the percent change in surgical defect area post-study drug.

Roche continues to investigate Erivedge in clinical studies outside of basal cell carcinoma. In October 2013 Roche initiated a phase 1b/2 clinical trial to investigate the safety and efficacy of Erivedge in patients with relapsed/refractory AML, and relapsed/refractory high-risk MDS. In contrast to BCC, these two clinical conditions are driven by mechanisms that are not linked to mutations in the Hedgehog pathway.

In June 2014, Roche filed an investigational new drug, or IND, application with the FDA to initiate a multicenter, phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis, or IPF. IPF is a chronic, debilitating lung disease with unknown cause that occurs in adults and has very poor prognosis. The disease is characterized by thickening or scarring of lung tissue (fibrosis) over time, resulting in decreased oxygen supply to the brain and other organs. The IPF phase 2 trial is the first clinical study sponsored by Roche in a non-oncology indication and this IND filing in a non-oncology indication resulted in a $3,000,000 cash milestone payment to us.

Under this IND, later this year, Roche expects to initiate enrollment of approximately 130-patient in this phase 2 randomized, multi-center, double-blind, placebo-controlled, parallel-group study to evaluate the safety and efficacy of 150 mg daily dose of Erivedge in patients with IPF. The expected duration of treatment is 52 weeks. The primary endpoint of the study is mean change in forced vital capacity, or FVC, percent predicted from baseline to week 52 in patients with IPF. FVC is a measure of pulmonary function in patients with IPF. The secondary endpoints include change in diffusion capacity of the lung for carbon dioxide (DLCO), annualized rate of change in FVC, progression-free survival, time from randomization to first event of acute IPF exacerbation, change in quality of life measurements and safety.

Pursuant to the terms of our collaboration agreement with Genentech, we are entitled to a royalty on net sales of Erivedge. The royalty rate escalates from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of June 30, 2014, Curis Royalty owed a total of $30,315,000, gross, to BioPharma-II comprised of principal and accrued interest.

We recognized $3,112,000 of royalty revenue from Genentech’s net sales of Erivedge during the six months ended June 30, 2014 and have recognized an aggregate of $8,584,000 in royalty revenues since Erivedge was approved. As discussed above, royalty payments related to Erivedge service the outstanding debt and accrued interest of Curis Royalty owed to BioPharma-II, subject to quarterly caps, and until the debt is fully repaid thereafter.

We are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $157,000 during the six months ended June 30, 2014. We have incurred an aggregate of $531,000 to university licensors upon receipt of royalties since Erivedge was approved.

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

In April 2010, Debiopharm initiated a phase 1 clinical trial to evaluate the safety of Debio 0932 given orally to patients with advanced solid tumors. In 2011, Debiopharm completed the dose escalation portion of this phase 1 trial and determined 1000 mg daily to be the recommended dose for further development. In the beginning of 2012, Debiopharm advanced Debio 0932 into the phase 1b expansion portion of the trial at this 1000 mg daily dose level. The primary objectives of this trial were to further assess the safety profile, pharmacokinetics and pharmacodynamics of Debio 0932 at the oral 1000 mg daily dose and to make a preliminary assessment of its anti-tumor activity. Debiopharm completed the phase 1b expansion portion of the trial, enrolling approximately 30 patients with advanced solid tumors, including patients with advanced NSCLC.

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

Debiopharm is currently testing various doses of Debio 0932 in combination with either cisplatin/pemetrexed or cisplatin/gemcitabine in treatment-naïve patients, and with docetaxel in previously treated patients in the phase 1 portion of this trial. We anticipate that Debiopharm and we will complete review of data from all three arms of the phase 1 portion of this study later this year and determine subsequent development plans. A phase 2 portion of the HALO trial would enroll eligible patients with NSCLC, who will be randomized to receive standard of care chemotherapy treatment in combination with either Debio 0932 or placebo.

In October 2013, Debiopharm initiated an open label, multicenter phase 1 dose finding trial of Debio 0932, in combination with everolimus, an inhibitor of mTOR, in patients with advanced or metastatic renal cell carcinoma, or RCC, who have previously been treated with a VEGF directed tyrosine kinase inhibitor. This dose escalation trial is designed to determine the safety and maximum tolerated dose of Debio 0932. Debiopharm has determined that it will not advance Debio 0932 in combination with everolimus to further stages of development in RCC.

Under our agreement with Debiopharm, we are eligible for our next milestone payment when Debiopharm treats its fifth patient in a phase 2 trial. We have received $13,000,000 in milestone payments to-date from Debiopharm under this collaboration.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $768,286,000 as of June 30, 2014.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of June 30, 2014 should enable us to maintain current and planned operations into 2016. Our ability to continue funding our planned operations into and beyond this point is dependent on future contingent payments that we may receive from Genentech, Debiopharm, or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories, respectively;

•	positive results from Genentech’s Erivedge clinical trial in AML and MDS patients and/or positive results from Roche’s upcoming clinical trial in IPF;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907 and CUDC-427 as well as obtain promising results from these trials; and

•	Debiopharm’s ability to advance Debio 0932 into later stages of clinical development.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Collaboration Agreements

We are currently a party to a collaboration with Genentech related to our Hedgehog pathway inhibitor technologies, a license agreement with Debiopharm related to our HSP90 inhibitor technology and an agreement with LLS related to CUDC-907. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash milestone payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any funding for our research activities and we do not expect to receive such funding in the future from Genentech, Debiopharm or LLS under our existing agreements with these parties. Under our collaboration with Genentech, we expect to continue to incur patent-related costs as well as expenses related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of June 30, 2014, we have incurred aggregate expenses over the term of this collaboration of $4,521,000 in connection with royalties and other cash payments received from Genentech. In addition, during 2012 we incurred $964,000 in expense related to the issuance of 200,000 shares of our common stock to such university licensors upon FDA approval of Erivedge. We do not expect to incur any material costs in the foreseeable future related to our HSP90 technologies under development by Debiopharm. We expect that we will continue to bear 100% of the costs associated with the further development of CUDC-907, and that such costs will increase if current and planned clinical studies are successful. LLS is obligated to make specific contingent payments only upon our achievement of contractually-defined development milestones.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of our drug candidates. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of June 30, 2014 should enable us to maintain current and planned operations into 2016.

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

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. Curis Royalty began making payments to BioPharma-II upon receipt of the Erivedge royalties during 2013. As of June 30, 2014, Curis Royalty owed a total of $30,315,000, gross, to BioPharma-II comprised of principal and capitalized and accrued interest.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, we expect that all or substantially all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to quarterly caps through 2015, until such time as the loan is fully repaid. Currently, we estimate that the loan will be repaid in the first half of 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

We could receive additional milestone payments from Genentech, Debiopharm, and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In June 2014, Roche filed an IND application with the FDA to initiate a phase 2 clinical study of Erivedge in patients with IPF, which represents the first clinical study by Roche in a non-oncology indication and resulted in a $3,000,000 cash milestone payment to us, which was received in July 2014. In July 2013, Erivedge received conditional approval from the European Commission for the marketing of Erivedge in all European Union member states, resulting in a $6,000,000 milestone payment from Genentech. Additionally, in May 2013, Erivedge was approved for marketing registration by Australia’s TGA for the treatment of adult patients with metastatic or locally advanced BCC, resulting in a $4,000,000 milestone payment to us.

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

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs including, clinical research organizations and contract manufacturing; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our earning payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

Drug candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase 1

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Internal development	Phase 1

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; Regulatory submissions made in certain other territories
- Erivedge	Preceding excision and/or multiple BCC	Roche	Phase 2
- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2**
- Erivedge	Relapsed/Refractory AML and High Risk MDS	Genentech	Phase 1b/2

HSP90 Inhibitor
- Debio 0932	Advanced NSCLC	Debiopharm	Phase 1-2

**	Study not yet open for patient recruitment

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

Results of Operations

Three-Month Periods Ended June 30, 2014 and June 30, 2013

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2014	2013
REVENUES:
Royalty revenues from Genentech	$1,824,000	$805,000	127%
Research and development, net	(23,000)	599,000	(104%)
License fees	3,000,000	4,000,000	(25%)

Total revenues	$4,801,000	$5,404,000	(11%)

Total revenues decreased by $603,000 to $4,801,000 for the three months ended June 30, 2014 as compared to $5,404,000 for the same period in 2013, primarily related to a decrease in our license fees of $1,000,000. During the three months ended June 30, 2014 and 2013, we recognized license fee revenues of $3,000,000 and $4,000,000, respectively, for payments we received from Genentech in connection with Genentech’s June 2014 filing of an IND application to initiate a phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis and in May 2013 upon approval by Australian health authorities of Roche’s Australian NDA filing. In addition, our research and development revenues decreased $622,000, primarily related to a $550,000 payment received from LLS for achievement of a clinical development objective in our phase 1 clinical trial of CUDC-907 received during the three months ended June 30, 2013. We did not receive any such payments from LLS during the three months ended June 30, 2014. In addition, we recorded contra-revenues of $54,000 during the three months ended June 30, 2014 due to charges against revenues related to patent expenses incurred by Genentech that we are obligated to reimburse Genentech.

Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $1,019,000 to $1,824,000 during the second quarter of 2014 as compared to $805,000 during the same period in 2013.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales made by our collaborators.

Cost of Royalty Revenues. Cost of royalty revenues increased in the three months ended June 30, 2014 to $92,000, as compared to $40,000 for the same period in 2013, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2014	2013

CUDC-907	$1,414,000	$1,121,000	26%
CUDC-427	1,287,000	1,155,000	11%
CUDC-101	246,000	306,000	(20%)
Erivedge	40,000	22,000	82%
Debio 0932	2,000	13,000	(85%)
Discovery research	81,000	60,000	35%
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	150,000	200,000	(25%)
Stock-based compensation	109,000	290,000	(62%)

Total research and development expense	$3,329,000	$3,167,000	5%

Our research and development expenses increased by $162,000, or 5%, to $3,329,000 for the three months ended June 30, 2014 as compared to $3,167,000 for the same period in 2013. Our research and development expenses increased primarily due to increases in spending on CUDC-907 and CUDC-427. This was partially offset by decreases in spending on CUDC-101 and discovery research. Spending on CUDC-907 increased $293,000 during the three months ended June 30, 2014 as compared to the prior year period related to our ongoing phase 1 clinical trial of CUDC-907. Spending on CUDC-427 increased $132,000 during the three months ended June 30, 2014 as compared to the prior year period related to consulting and other outside costs incurred in connection with our phase 1 clinical trial of CUDC.

Offsetting these increases, spending related to our CUDC-101 program decreased by $60,000 during the three months ended June 30, 2014 as compared to the prior year period, due to our decision to discontinue investments in the clinical development of CUDC-101 and to allocate our internal resources to our clinical development programs, CUDC-907 and CUDC-427. In addition, stock-based compensation decreased $181,000 for the three months ended June 30, 2014 as compared to the prior year period primarily related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period. Finally, we incurred sublicense fees of $150,000 during the three months ended June 30, 2014 as compared to $200,000 in the prior year period related to third party obligations on milestone payments we received from Genentech

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance our CUDC-907 and CUDC-427 programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$1,004,000	$878,000	14%
Occupancy and depreciation	94,000	85,000	11%
Legal services	332,000	594,000	(44%)
Consulting and professional services	574,000	358,000	60%
Insurance costs	89,000	76,000	17%
Other general and administrative expenses	257,000	287,000	(10%)
Stock-based compensation	575,000	626,000	(8%)

Total general and administrative expenses	$2,925,000	$2,904,000	1%

General and administrative expenses remained consistent at $2,925,000 for the three months ended June 30, 2014 as compared to $2,904,000 for the prior year period, due to offsetting variance. Personnel costs increased $126,000 during the three months ended June 30, 2014 as a result of an increase in employees. In addition, professional and consulting services increased $216,000 during the three months ended June 30, 2014 from the prior year period primarily due to an increase in consulting services and accounting-related expenses.

Partially offsetting these increases, legal fees decreased $262,000 during the three months ended June 30, 2014 from the prior year period primarily due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters.

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

We estimated that the fair value of the warrants at June 30, 2014 was $68,000 using this model with the following assumptions: expected volatility of 63%, risk free interest rate of 0.06%, expected life of 0.6 years and no dividends. We estimated that the fair value of the warrants at June 30, 2013 was $854,000 using this model with the following assumptions: expected volatility of 47.2%, risk free interest rate of 0.3%, expected life of 1.6 years and no dividends. We recorded income of $557,000 and $333,000 for the three months ended June 30, 2014 and 2013, respectively, related to changes in the assumptions used in the valuation of the warrants during the respective periods.

Other Expense (Income). For the three months ended June 30, 2014 and 2013, interest expense was $950,000 and $958,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $41,000 and $37,000 for the three month periods ended June 30, 2014 and 2013, respectively.

Six-Month Periods Ended June 30, 2014 and June 30, 2013

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2014	2013
REVENUES:
Royalty revenues from Genentech	$3,112,000	$1,470,000	112%
Research and development, net	(26,000)	806,000	(103%)
License fees	3,000,000	4,000,000	(25%)

Total revenues	$6,086,000	$6,276,000	(3%)

Total revenues decreased primarily due to a decrease in our license fee revenues from Genentech. We also recognized revenues totaling $650,000 during the six months ended June 30, 2013 under our agreement with LLS for achievement of clinical development objectives related to our phase I clinical trial of CUDC-907. We did not receive any such payments from LLS during the six months ended June 30, 2014. In addition, during the six months ended June 30, 2014, our research and development revenues were net of contra-revenues of $140,000 recorded due to charges against revenues related to patent expenses incurred by Genentech that we are obligated to reimburse Genentech.

Offsetting the decrease in license fee revenue, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $1,642,000 to $3,112,000 during the six months ended June 30, 2014 as compared to $1,470,000 during the same period in 2013, a 112% increase over the prior year period.

Cost of Royalty Revenues. Cost of royalty revenues, which we are required to pay to two university licensors, increased during the six months ended June 30, 2014 as compared to the prior year period as a result of an increase in the royalties that we earned with respect to Erivedge during the six months ended June 30, 2014 as compared to the prior year period.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
Research and Development Program	2014	2013

CUDC-907	$2,808,000	$2,161,000	30%
CUDC-427	2,561,000	1,828,000	40%
CUDC-101	379,000	740,000	(49%)
Erivedge	80,000	62,000	29%
Debio 0932	12,000	29,000	(59%)
Discovery research	184,000	278,000	(34%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	150,000	200,000	(25%)
Stock-based compensation	301,000	497,000	(39%)

Total research and development expense	$6,475,000	$5,795,000	12%

Our research and development expenses increased primarily due to increases in spending on our clinical development programs, CUDC-907 and CUDC-427. Spending on CUDC-907 increased $647,000 during the six months ended June 30, 2014 as compared to the prior year period related to our ongoing phase 1 clinical trial of CUDC-907 as well as the final milestone payments of $267,000 made under a license agreement with Guangzhou BeBetter Medicine Technology Company Ltd. Spending on CUDC-427 increased $733,000 during the six months ended June 30, 2014 as compared to the prior year period related to employee, consulting and other outside costs incurred in connection with our response to the FDA with respect to the partial clinical hold placed on our clinical trial of CUDC-427 in November 2013, which was subsequently lifted by the FDA in March 2014. The phase 1 clinical trial for CUDC-427 was re-initiated in June 2014.

Offsetting these increases, spending related to our CUDC-101 program decreased by $361,000 and spending on our other discovery research programs decreased by $94,000 during the six months ended June 30, 2014 as compared to the prior year period. In addition, stock-based compensation decreased $196,000 for the six months ended June 30, 2014 as compared to the prior year period primarily related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$2,057,000	$1,676,000	23%
Occupancy and depreciation	182,000	172,000	6%
Legal services	662,000	1,072,000	(38%)
Consulting and professional services	982,000	828,000	19%
Insurance costs	179,000	152,000	18%
Other general and administrative expenses	563,000	491,000	15%
Stock-based compensation	1,127,000	1,080,000	4%

Total general and administrative expenses	$5,752,000	$5,471,000	5%

General and administrative expenses increased primarily due to an increase in personnel costs of $381,000 and an increase in consulting and professional services of $154,000 during the six months ended June 30, 2014 as compared to the prior year period. Stock-based compensation increased $47,000 over the prior year period as a result of an increase in the number of options issued during the first half of 2014 as compared to the prior year period, and other general and administrative expenses increased $72,000 from the prior year period primarily related to an increase in travel expenses.

Partially offsetting these increases, legal fees decreased $410,000 from the prior year period due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters.

Change in Fair Value of Warrant Liability. As a result of revaluing the warrants issued in January 2010, we recorded other income of $649,000 and $634,000 for the six months ended June 30, 2014 and 2013, respectively.

Other Expense (Income). For the six months ended June 30, 2014 and 2013, interest expense was $1,901,000 and $1,906,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $90,000 and $79,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II through June 30, 2014 totaled $5,474,000 and covered only a portion of the interest accrued on the loan. As a result, $3,000 of the unpaid and accrued interest through June 30, 2014 remains capitalized and added to the principal portion of the loan. As of June 30, 2014, Curis Royalty owed a total of $30,315,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest. Currently, we estimate that the loan will be repaid in the first half of 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

Since 2012, we achieved aggregate milestone payments totaling $27,000,000 under our collaboration with Genentech. In addition, we received royalty revenues during 2012 in connection with Genentech’s net sales of Erivedge. Royalty revenues earned subsequent to December 2012 are being used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon earning any such payments, as well as on royalties that are earned in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

In July 2013, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Through June 30, 2014, we have sold 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs.

At June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $59,028,000, excluding the $3,000,000 milestone we received from Genentech in July 2014 and our restricted investments of $166,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $10,035,000 during the six-month period ended June 30, 2014 was primarily the result of our net loss for the period of $7,460,000 and repayments of capitalized interest on our debt of $711,000, offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $975,000. In addition, accounts receivable increased $3,366,000 primarily related to an Erivedge milestone achieved in June 2014, payment of which was received in July 2014, and an increase in Erivedge royalties.

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

Investing activities provided cash of $10,344,000 and used cash of $1,628,000 for the six-month periods ended June 30, 2014 and 2013, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods. The increase in investments during the six-month period ended June 30, 2013 was the result of an increase investable cash, while the decrease in the six-month period ended June 30, 2014 was a result of the need for cash to fund our operations. During the six-month periods ended June 30, 2014 and 2013, we reduced our long-term restricted investment resulting in an increase in our available cash for the period of $14,000 for each respective period. We also purchased $59,000 and $35,000 in fixed assets during the six months ended June 30, 2014 and 2013, respectively.

Financing activities provided cash of $257,000 for the six-month period ended June 30, 2014, from the exercise of stock options. Financing activities provided cash of $2,928,000 for the six-month period ended June 30, 2013. Proceeds provided principally from the exercise of stock options of $3,189,000 from the issuance of 1,841,296 shares of our common stock were offset by the payment of debt issuance costs of $261,000 related to Curis Royalty’s financing transaction with BioPharma-II.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2014, we had an accumulated deficit of approximately $768,286,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 and CUDC-427, and to fund our general and administrative costs and expenses.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2014, should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage development status of our drug candidates and the early stage of the commercial U.S. launch of Erivedge, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

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

New Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since June 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014, we had an accumulated deficit of approximately $768,286,000. We have incurred net losses of $7,460,000 for the six months ended June 30, 2014, and $12,322,000, $16,417,000 and $9,859,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Other than Erivedge, which was developed and is being commercialized by our collaborators Roche and Genentech, we have not successfully commercialized any products to date, either alone or in collaboration with others.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2014 should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates;

•	the costs of commercialization activities for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of one of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

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

We may seek additional funding through public or private financings of debt or equity. For example, in July 2013 we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of registered common stock pursuant to our universal shelf registration statement in one or more “at the market” or other specified offerings. We have received gross proceeds of approximately $16,900,000 as of June 30, 2014 through such sales. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early stage of development of our drug candidates, additional funding may not be available to us on acceptable terms, if at all, and we may not be able to sell shares under the arrangement with Cowen at favorable prices, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

At June 30, 2014, we had $59,028,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. A deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents and marketable securities and our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline due to the volatility of the stock market in recent years.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

We are reliant on Genentech and Roche for the successful development and commercialization of Erivedge. If Genentech does not successfully commercialize Erivedge for advanced BCC, or develop Erivedge for other indications, our future prospects may be substantially harmed.

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced BCC. Erivedge has also been approved in a number of foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Genentech and Roche are also conducting phase 2 clinical trials of Erivedge in patients with less severe forms of BCC, a phase 1b/2 trial in relapsed/ refractory AML and MDS, and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is no longer accepted as safe, efficacious, cost-effective, and preferable to current therapies in the medical community and by third-party payors;

•	Genentech and/or Roche fails to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the U.S.;

•	Genentech and/or Roche do not continue to develop and implement effective marketing, sales and distribution strategies and operations, for development and commercialization of Erivedge for advanced BCC;

•	Genentech and/or Roche do not continue to develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices;

•	Genentech and Roche do not obtain full approval to commercialize Erivedge in the EU based upon the results of the STEVIE trial;

•	Genentech and/or Roche do not successfully obtain third party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

•	we or Genentech and/or Roche encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with any and all regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•	competing products are approved for the same indications as Erivedge;

•	new safety risks are identified; and/or

•	Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC.

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

Our drug candidates are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

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

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. In addition, we entered into a license agreement with Debiopharm pursuant to which Debiopharm is developing Debio 0932, our HSP90 inhibitor. Our collaboration agreement with Genentech and our license agreement with Debiopharm may not be scientifically or commercially successful due to a number of factors, including the following:

•	Genentech and Debiopharm each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. The timing and amount of any cash payments that we may receive under such collaborative arrangements will depend on, among other things, our collaboration partners’ efforts, allocation of resources and successful development and commercialization of our drug candidates under their respective agreements with us.

•	Our agreements with Genentech and Debiopharm each permits the other party wide discretion in deciding which drug candidates to advance through the clinical trial process. It is possible for Genentech or Debiopharm to reject drug candidates at any point in the research, development and clinical trial process, without triggering a termination of the applicable agreement. In the event of any such decision, our business and prospects may be adversely affected and we may not have the commercial rights or the resources necessary to advance such programs on our own.

•	We have granted clinical development rights to Genentech and Debiopharm, respectively, under our agreements with each of them. If they fail to allocate sufficient time, attention and resources to clinical trials of drug candidates under these collaborations, or fail to comply with good clinical practices or other applicable regulatory requirements for such clinical trials, the successful clinical development and commercialization of such drug candidates is likely to be adversely affected, as will our ability to generate revenue from such collaborations.

•	Genentech or Debiopharm may develop and commercialize, either alone or with others, products that are similar to or competitive with the drug candidates that are the subject of its collaboration with us. For example, Genentech and Debiopharm each are seeking to develop several other cancer drug therapies.

•	Genentech or Debiopharm may change the focus of its development and commercialization efforts or pursue higher-priority programs. Our ability to successfully commercialize drug candidates under collaboration with Genentech or Debiopharm could be limited if Genentech or Debiopharm decreases or fails to increase spending related to such drug candidates.

•	Our collaborators may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of our collaborative partner’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the programs under such collaboration. In addition, an acquirer could determine to reprioritize our collaborator’s development programs such that our collaborator ceases to diligently pursue the development of our programs, and/or terminates its collaboration with us.

•	Genentech is a wholly-owned member of the Roche Group and as such is subject to the risk that Roche could determine to reprioritize Genentech’s development programs which could reduce Genentech’s efforts on the development or commercialization of Erivedge or cause Genentech to terminate our collaboration.

•	Genentech or Debiopharm may, under specified circumstances, terminate its collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.

•	Both Genentech and Debiopharm have the first right to maintain or defend intellectual property rights associated with the drug candidate under their respective agreements and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions.

•	Genentech or Debiopharm may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	Genentech or Debiopharm may not comply with all applicable regulatory requirements, may select clinical investigators who are not qualified or who fail to comply with protocols or applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements.

•	If either Genentech or Debiopharm were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

•	Either Genentech or Debiopharm may not have sufficient resources necessary to advance clinical development of drug candidates under our collaborations with each of them or may not obtain the necessary regulatory approvals.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., phase 3) or commercialization on our own. As such, our success will depend, in part, on our ability to enter into one or more such collaborations. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may continue to result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing product candidates that are similar to the product candidates that are subject to those agreements, such as developing product candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all.

Moreover, if we fail to establish and maintain additional collaborations related to our drug candidates:

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

Development, including preclinical and clinical testing, is a long, expensive and uncertain process. Preclinical testing and clinical trials of our drug candidates may not be successful. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. We and our collaborators could experience delays or failures in preclinical testing or clinical trials of any of our drug candidates for a number of reasons including, for example:

•	preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results;

•	we or any collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or terminate testing for a particular drug candidate;

•	the results from preclinical studies and early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	preclinical and clinical data are often susceptible to varying interpretations and analyses and even if we, or our collaborators, believe that the results of clinical trials for our product candidates to be successful, regulatory authorities may disagree with our interpretations and analyses;

•	we may encounter difficulties or delays in manufacturing sufficient quantities of the drug candidate used in any preclinical study or clinical trial;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the timing and completion of clinical trials of our drug candidates depend on, among other factors, the number of patients required to be enrolled in the clinical trials and the rate at which those patients are enrolled, and any increase in the required number of patients, decrease in recruitment rates or difficulties retaining trial participants may result in increased costs, program delays or program termination;

•	our products under development may not be effective in treating cancer or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use;

•	we, our clinical investigators, or our current or potential future collaborators and subcontractors, may fail to comply with applicable regulatory requirements, including good clinical practices and requirements regarding the disclosure of clinical trial information;

•	institutional review boards, regulators, including the FDA or its foreign equivalents, or any collaborators may hold, suspend or terminate our clinical research or the clinical trials of our drug candidates for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks; and

•	we, along with any of our current or potential future collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy, or similar policy under foreign regulatory authorities, nor may we or any of our current or potential future collaborators or subcontractors use disqualified clinical investigators or institutions to perform clinical trials of our drug candidates. Employment or use of such a debarred or disqualified person or institution may result in delays in FDA’s or foreign equivalent’s review or approval of our products, or the rejection of data developed with the involvement of such person(s) or institution(s).

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria and design for the trial; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least five other companies that have progressed Hedgehog pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. (in co-development with the Bristol-Myers Squibb Company); Pfizer Inc.; Novartis; and Millennium: The Takeda Oncology Company. Novartis recently announced that its Hedgehog pathway inhibitor met the primary endpoint in a pivotal phase 2 trial in patients with advanced basal cell carcinoma. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country.

In addition, there are several companies developing drug candidates that target the same molecular targets that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, while we are not aware of other molecules in clinical testing that are designed as one chemical entity to target both PI3K and HDAC, there are commercially-available drugs that individually target HDAC or PI3K and there are multiple companies testing HDAC or PI3K inhibitors that are in various stages of clinical development. In addition, Debiopharm, Novartis and TetraLogic are all developing antagonists of IAP proteins and several companies are investigating HSP90 inhibitors.

Many of our competitors have substantially greater capital resources, research and development staffs and facilities, and more extensive experience than we have. As a result, efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or products uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for internal development, we face competition from companies that are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, any of these companies may be more successful in obtaining collaboration agreements or other monetary support, approval and commercialization of their products and/or may develop competing products more rapidly and/or at a lower cost.

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

Product liability claims are inherent in the process of researching, developing and commercializing human health care products and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in:

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

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. Our patents also may not afford us protection against competitors with similar technology. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Prior to March 16, 2013, in the United States, patent applications were subject to a “first to invent” rule of law. Applications filed on or after March 16, 2013 (with the exception of certain applications claiming priority to applications filed prior to March 16, 2013, such as continuations and divisionals) are subject to a “first to file” rule of law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Additionally, how the U.S. Patent & Trademark Office and U.S. courts will interpret the new laws remains significantly uncertain at this time. We cannot be certain that any existing or future application will be subject to the “first to file” or “first to invent” rule of law, that we were the first to make the inventions claimed in our existing patents or pending patent applications subject to the prior laws, or that we were the first to file for patent protection of such inventions subject to the new laws.

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

We have no sales, marketing or product distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech and Debiopharm, we have granted Genentech and Debiopharm the exclusive rights to distribute certain products resulting from such collaborations, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

We may seek to independently market and sell products that are not already subject to agreements with other parties. If we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.60 per share for the period January 1, 2012 through August 1, 2014. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Furthermore, as of June 30, 2014, we have outstanding warrants to purchase 1,373,517 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. For example, in July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of the registered common stock that was on this shelf registration statement pursuant to one or more “at the market” offerings. We have received gross proceeds of approximately $16,900,000 as of June 30, 2014 through such sales. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of June 30, 2014, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

Item 5.	Other Information.

Indemnification Agreement with Daniel R. Passeri

As previously disclosed, on June 2, 2014, Daniel R. Passeri resigned as our chief executive officer and was elected by our board of directors to serve as vice chairman of the board.

In connection with Mr. Passeri’s election to serve as vice chairman of the board, we entered into an indemnification agreement with Mr. Passeri dated August 7, 2014 and effective as of June 2, 2014 which provides that Mr. Passeri:

•	shall be indemnified by us against all expenses, including attorney’s fees, and, to the extent permitted by law, amounts paid in settlement incurred in connection with any litigation or other legal proceeding, other than an action by or in our right, brought against him by virtue of his position as a director if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; and

•

shall be indemnified by us against all expenses, including attorneys’ fees, and, to the extent permitted by law, amounts paid in settlement incurred in connection with any action by or in our right brought against him by virtue of his position as our director if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, our best interests, except that no indemnification shall be made with respect to any matter as to which such person shall have been adjudged to be liable to us, unless a court determines that, despite such adjudication but in view of all of the circumstances, he is entitled to indemnification of such expenses.

Notwithstanding the foregoing, to the extent that Mr. Passeri has been successful, on the merits or otherwise, he is required to be indemnified by us against all expenses, including attorneys’ fees, incurred in connection with defending any proceeding to the extent that we do not assume the defense of such proceeding. Expenses shall be advanced to Mr. Passeri, provided that he undertakes to repay the amount advanced if it is ultimately determined that he is not entitled to indemnification for such expenses.

Indemnification is required to be made unless we determine that the applicable standard of conduct required for indemnification has not been met. As a condition precedent to the right of indemnification, Mr. Passeri must give notice to us of the action for which indemnity is sought and we have the right to participate in such action or assume the defense thereof.

The foregoing description of the indemnification agreement is qualified in its entirety by the full text of the form of indemnification agreement by and between us and each non-employee member of our board of directors , which is incorporated herein by reference to the form of indemnification agreement by and between us and each of our non-employee directors attached hereto as Exhibit 10.3.

Item 6.	Exhibits

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

Dated: August 7, 2014	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Financial and Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated June 2, 2014, by and between the Company and Ali Fattaey, Ph.D.

10.2	Consulting Agreement, dated June 2, 2014, by and between the Company and Daniel R. Passeri

10.3	Form of Indemnification Agreement by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document