Form 10-Q
period 2014-09-30
CURIS INC
filed 2014-11-10
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30347

CURIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3505116 (I.R.S. Employer Identification No.)

4 Maguire Road Lexington, Massachusetts (Address of Principal Executive Offices)	02421 (Zip Code)

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

As of November 4, 2014, there were 86,004,857 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,933,470	$9,591,487
Investments	46,665,470	48,588,135
Short-term investment – restricted	13,877	13,877
Accounts receivable	1,839,319	1,477,188
Prepaid expenses and other current assets	655,765	495,260

Total current assets	57,107,901	60,165,947

Property and equipment, net	407,361	445,655
Long-term investments	1,481,682	10,726,685
Long-term investment – restricted	152,610	166,487
Goodwill	8,982,000	8,982,000
Other assets	77,558	104,034

Total assets	$68,209,112	$80,590,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,371,237	$2,036,864
Accrued liabilities	1,941,894	1,911,479
Current portion of long-term debt, net	5,521,523	2,610,174

Total current liabilities	9,834,654	6,558,517
Long-term debt, net	23,540,461	27,945,186
Warrants	—	716,786
Other long-term liabilities	187,420	196,734

Total liabilities	33,562,535	35,417,223

Commitments (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value – 225,000,000 shares authorized; 87,227,703 shares issued and 86,004,857 shares outstanding at September 30, 2014; and 87,081,862 shares issued and 85,859,016 shares outstanding at December 31, 2013	872,277	870,819
Additional paid-in capital	809,161,290	806,660,340
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(773,866,425)	(760,826,561)
Accumulated other comprehensive gain/(loss)	3,464	(6,984)

Total stockholders’ equity	34,646,577	45,173,585

Total liabilities and stockholders’ equity	$68,209,112	$80,590,808

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Royalties	$1,783,271	$1,080,233	$4,895,454	$2,549,945
Research and development, net	(18,407)	121,850	(44,672)	927,950
License fees	—	6,000,000	3,000,000	10,000,000

Total revenues	1,764,864	7,202,083	7,850,782	13,477,895

COSTS AND EXPENSES:
Cost of royalty revenues	89,295	54,014	246,280	127,499
Research and development	3,705,365	4,170,751	10,180,271	9,965,847
General and administrative	2,723,235	2,846,950	8,475,392	8,317,741

Total costs and expenses	6,517,895	7,071,715	18,901,943	18,411,087

(Loss)/income from operations	(4,753,031)	130,368	(11,051,161)	(4,933,192)

OTHER EXPENSE:
Interest income	38,881	39,024	129,120	117,585
Interest expense	(933,903)	(964,543)	(2,834,609)	(2,870,087)
Change in fair value of warrant liability	67,910	(1,072,687)	716,786	(438,286)

Total other expense	(827,112)	(1,998,206)	(1,988,703)	(3,190,788)

Net loss	$(5,580,143)	$(1,867,838)	$(13,039,864)	$(8,123,980)

Net loss per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.15)	$(0.10)

Weighted average common shares (basic and diluted)	86,004,857	82,456,708	85,962,415	81,235,922

Total comprehensive loss	$(5,584,080)	$(1,862,631)	$(13,029,416)	$(8,125,013)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,039,864)	$(8,123,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,058	104,359
Stock-based compensation expense	2,245,565	2,499,091
Change in fair value of warrant liability	(716,786)	438,286
Non-cash interest expense on investments	108,511	161,586
Amortization of debt issuance costs	68,716	78,605
Non-cash in-kind interest accrued on Curis Royalty’s debt	—	753,639
Payment-in kind interest on Curis Royalty’s debt	(713,968)	—
Gain on sale of fixed assets and equipment	(1,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(362,131)	(248,405)
Prepaid expenses and other assets	(168,343)	(126,482)
Accounts payable and accrued liabilities	345,474	436,449

Total adjustments	919,346	4,097,128

Net cash used in operating activities	(12,120,518)	(4,026,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(38,284,246)	(43,908,127)
Sale of investments	49,353,851	36,339,252
Decrease in restricted cash	13,877	13,918
Purchases of property and equipment	(65,764)	(134,457)
Proceeds from sale of equipment	1,750	—

Net cash provided by/(used in) investing activities	11,019,468	(7,689,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	256,843	3,514,595
Payment of Curis Royalty’s principal obligations	(813,810)	—
Payment of debt issuance costs	—	(261,475)
Proceeds from issuance of common stock under the Company’s ATM Agreements, net of issuance costs of $367,706 (see Note 8)	—	9,494,123

Net cash (used in)/provided by financing activities	(556,967)	12,747,243

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(1,658,017)	1,030,977

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,591,487	12,747,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,933,470	$13,778,686

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. is an oncology-focused company developing novel drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company is leveraging its experience in targeting signaling pathways to develop drug candidates including CUDC-907, a dual histone deacetylase, or HDAC and phosphoinositide-3 kinase, or PI3K, inhibitor, and CUDC-427, a small molecule antagonist of the inhibitor of apoptosis, or IAP, proteins. Erivedge®, the first and only approved medicine for the treatment of advanced basal cell carcinoma, or BCC, is being commercialized by F. Hoffmann-La Roche Ltd., or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech.

In August 2009, the Company granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell its HSP90 inhibitor technology, including Debio 0932, to Debiopharm Group, or Debiopharm. Under the agreement, Debiopharm had assumed all future development responsibility for Debio 0932 and has incurred all costs related to the development of products under the agreement.

In August 2012, Debiopharm initiated the HALO, or HSP90 inhibition And Lung cancer Outcomes, phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV non-small cell lung cancer, or NSCLC without known epidermal growth factor receptor, or EGFR, mutations. The primary objective of this trial is to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed, cisplatin/ gemcitabine or docetaxel on the rate of progression-free survival at 6 months in first-line or second-line therapy of patients in this trial population.

Debiopharm has recently reviewed available data from all three arms of the ongoing phase 1 portion of the HALO study and has determined that it will not advance to the phase 2 stage of the study. Safety observations were generally consistent with the expected side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial. No new Debio 0932-related side effects were identified. Debiopharm has informed Curis that it will discontinue the phase 1 portion of this study in November 2014.

Debiopharm has indicated that it plans to return the rights to Debio 0932 to the Company and Curis expects to receive formal notice of termination of the licence agreement from Debiopharm. Curis anticipates that the parties will seek to enter into a transition agreement in the fourth quarter of 2014 regarding the orderly return of the program to Curis. While the Company does not plan to continue further study of Debio 0932 in non-small cell lung cancer, it is exploring the potential to test the molecule in other promising indications, either in company-sponsored or investigator sponsored studies.

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

The Company is subject to risks common to companies in the biotechnology industry as well as risk factors that are specific to the Company’s business, including, but not limited to: the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC the Company’s ability to advance and expand its research and development programs; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.

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

The Company anticipates that existing cash, cash equivalents and investments at September 30, 2014 should enable it to maintain current and planned operations into 2016. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2014, the results of operations and cash flows for the three- and nine-month periods ended September 30, 2014 and 2013 and the cash flows for the nine-month periods ended September 30, 2014 and 2013.

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

The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates. The terms of these agreements may provide for the Company’s licensees and collaborators to make non-refundable license fee payments, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its 2013 Annual Report on Form 10-K.

4.	Collaboration Agreements

(a)	Genentech June 2003 Collaboration

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop and commercialize molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the commercialization and continued development of Erivedge, which is being commercialized by Genentech in the United States and by Roche in several other countries for the treatment of advanced basal cell carcinoma. Genentech’s parent company, Roche, is also conducting additional exploratory phase 2 studies in patients with less severe forms of basal cell carcinoma. In June 2014, Roche filed an investigational new drug, or IND, application with the FDA to initiate a phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis, or IPF. This IND filing resulted in a $3,000,000 cash milestone payment to Curis. Although the phase 2 study was opened, no patients were enrolled in the study and in August 2014 enrollment in this study was suspended by Roche pending potential changes in the study protocol. There are additional ongoing clinical trials being conducted by third parties under collaboration agreements between Genentech and the National Cancer Institute as well as Genentech and other third-party investigators.

The Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this aggregate amount, the Company has earned $59,000,000 as of September 30, 2014. In June 2014, the Company earned a milestone payment of $3,000,000 for the IND filing to treat IPF. In May 2013, Australia’s Therapeutic Goods Administration approved the sale of Erivedge in Australia resulting in a milestone payment of $4,000,000, and in July 2013, Roche announced that it had received conditional marketing approval for Erivedge from the European Commission for the treatment of advanced BCC, which will be applicable to all European Union member states resulting in a milestone payment of $6,000,000. Accordingly, the Company recognized milestone payments of $6,000,000 in the three months ended September 30, 2013, and $3,000,000 and $10,000,000 in the nine months ended September 30, 2014 and 2013, respectively, as license revenue in its Condensed Consolidated Statement of Operations and Comprehensive Loss as the Company does not have any further substantive performance obligations under the collaboration.

Pursuant to agreements by and between the Company and two university licensors, the Company has made certain payments to such licensors in connection with its receipt of milestone payments from Genentech. The Company recorded research and development expenses of $150,000 during the nine months ended September 30, 2014, and research and development expenses of $300,000 and $500,000 during the three and nine months ended September 30, 2013, respectively, related to payments the Company made to its licensors upon the Company’s receipt of the respective milestone payments from Genentech.

In addition to these payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge. The royalty rate escalates from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps through 2015 and until the debt is fully repaid thereafter (see Note 7). The Company recognized royalty revenues from Genentech’s net sales of Erivedge of $1,783,271 and $1,080,233 during the three months ended September 30, 2014 and 2013, respectively, and $4,895,454 and $2,549,945 during the nine months ended September 30, 2014 and 2013, respectively. The Company recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $89,295 and $54,014 during the three months ended September 30, 2014 and 2013, respectively, and $246,280 and $127,499 during the nine months ended September 30, 2014 and 2013, respectively. For each of these periods, the cost of royalty revenue amounts are comprised of 5% of the Erivedge royalties earned by the Company that it is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to specified quarterly caps through 2015, until such time as the loan is fully repaid.

The Company recorded research and development revenue of $72,817 and $87,916 during the three months ended September 30, 2014 and 2013, respectively, and research and development revenue of $144,054 and $181,910 during the nine months ended September 30, 2014 and 2013, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the three and nine months ended September 30, 2014, Genentech incurred expenses of $94,118 and $233,701, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss.

(b)	The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society (LLS) agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS has agreed to make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. The Company earned milestone payments under the LLS agreement totaling $650,000 during the nine month period ended September 30, 2013, related to the progress of the ongoing phase I clinical trial of CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the ongoing phase I clinical trial and into a subsequent clinical study.

The Company continues to apply the provisions of Accounting Standards Codification, or ASC, 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) whether the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) whether the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) whether there is any future performance required to earn the milestone; and (v) whether the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestones achieved in 2013 under the LLS agreement were substantive and recorded the related revenue of $650,000 during the nine month period ended September 30, 2013. The Company did not receive any milestone payments pursuant to the LLS agreement during the three or nine months ended September 30, 2014.

Under certain conditions associated with the Company’s successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS of up to $10,000,000. This obligation is capped at 2.5 times the amount the Company receives from LLS, and, as of September 30, 2014, the maximum obligation, assuming that specified events occur, such as CUDC-907 successfully progressing through future clinical trials or the Company’s entry into a collaboration related to CUDC-907 would be $4,125,000. If CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of September 30, 2014, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which is not probable at September 30, 2014 as this program remains in the early stages of clinical development.

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

In accordance with the fair value hierarchy, the following tables show the fair value as of September 30, 2014 and December 31, 2013 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2014:
Cash equivalents
Money market funds	$4,058,576	$—	$—	$4,058,576
Municipal bonds	—	1,090,000	—	1,090,000
Short- and long-term investments
Corporate commercial paper, stock, bonds and notes	45,447,443	2,699,709	—	48,147,152

Total assets at fair value	$49,506,019	$3,789,709	$—	$53,295,728

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013:
Cash equivalents
Money market funds	$5,535,716	$—	$—	$5,535,716
Corporate commercial paper, bonds and notes	—	1,749,983	—	1,749,983
Municipal bonds	—	1,110,000	—	1,110,000
Short- and long-term investments
US government obligations	—	1,151,932	—	1,151,932
Corporate commercial paper, stock, bonds and notes	20,176,154	36,984,932	—	57,161,086

Total assets at fair value	$25,711,870	$40,996,847	$—	$66,708,717

Warrant liability	—	—	716,786	716,786

Total liabilities at fair value	$—	$—	$716,786	$716,786

The above tables exclude a certificate of deposit in the amount of $1,001,802 that the Company held as of December 31, 2013.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2014 and 2013:

Balance at December 31, 2013	$716,786
Change in fair value for the nine months ended September 30, 2014	(716,786)

Balance at September 30, 2014	$—

Balance at December 31, 2012	$1,488,179
Change in fair value for the nine months ended September 30, 2013	438,286

Balance at September 30, 2013	$1,926,465

6.	Investments

The amortized cost, unrealized losses and fair value of short-term investments available-for-sale as of September 30, 2014 with maturity dates ranging between one and twelve months and with a weighted average maturity of 5.7 months are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$46,661,171	$12,222	$(7,923)	$46,665,470

Total investments	$46,661,171	$12,222	$(7,923)	$46,665,470

As of September 30, 2014, the Company also recorded long-term investments of $1,481,682 on its Consolidated Balance Sheet. This amount is comprised of corporate and government-secured debt securities with maturities of November 2015 with a weighted average maturity of 13.7 months and with amortized cost totaling $1,482,517, less unrealized net losses of $835.

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

In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that it may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-

related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $2,000,000 per quarter in 2014 and $3,000,000 per quarter in 2015, will be applied first to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive the remaining royalty amounts above the caps, if any, and Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.

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

During the nine months ended September 30, 2014, the Company made payments totaling $4,279,156, of which $2,751,378 related to the payment of accrued interest, $713,968 related to payment of the previously capitalized interest and $813,810 related to principal payments. As of September 30, 2014, the Company recorded short- and long-term debt of $5,521,523 and $23,540,461, respectively (net of unamortized issuance costs of $38,053 and $86,153, respectively), and at December 31, 2013, the Company recorded short- and long-term debt of $2,610,174 and $27,945,186, respectively (net of unamortized issuance costs of $53,503 and $105,105, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded accrued interest on the debt of $313,452 and $298,935 as of September 30, 2014 and December 31, 2013, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, Curis management estimates that the loan will be repaid in 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than it currently anticipates.

At September 30, 2014, the fair value of the principal portion of the debt is estimated as $29,360,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this loan transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 as detailed in the following table:

	As of
	September 30, 2014	December 31, 2013
Other current assets	$43,604	$51,441
Other assets	74,578	101,055

Total debt issuance costs	118,182	152,496

Debt, current	5,559,576	2,663,677
Debt issue costs, current	(38,053)	(53,503)

Debt, current portion net of issuance costs	$5,521,523	$2,610,174

Debt, long-term	23,626,614	28,050,291
Debt issue costs, long-term	(86,153)	(105,105)

Debt, net of current portion and issuance costs	$23,540,461	$27,945,186

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the three and nine months ended September 30, 2014, the Company recognized interest expense related to the loan with BioPharma-II of $933,903 and $2,834,609, respectively. For the three and nine months ended September 30, 2013, the Company recognized interest expense related to the loan with BioPharma-II of $964,543 and $2,870,087, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of September 30, 2014, warrants to purchase 238,805 shares of the Company’s common stock have been exercised and warrants to purchase 1,373,517 shares of common stock remain outstanding. The warrants have an initial exercise price of $3.55 per share and expire in January 2015. The warrants contain anti-dilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share.

Due to the warrant terms, the warrants are deemed to be a liability and, therefore, the fair value of the warrants are remeasured at each reporting date with any change in estimated fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The estimated fair value of the warrants as of September 30, 2014 was zero. The fair value of the warrants was classified as a long-term liability as of December 31, 2013 in the Consolidated Balance Sheet. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model with updated assumptions at each reporting date as detailed in the following table:

	As of September 30,
	2014	2013
Fair value of the warrants	$—	$1,926,465
Expected term	0.3 years	1.3 years
Risk-free interest rate	0%	0.17%
Volatility	50.0%	48.0%
Dividends	None	None

The warrants are revalued at each reporting period and the resulting change in fair value of the warrant liability is recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $67,910 for the three months ended September 30, 2014 and other expense of $1,072,687 for the three months ended September 30, 2013, respectively, and other income of $716,786 and for the nine months ended September 30, 2014 and other expense of $438,286 for nine months ended September 30, 2013, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to changes in the Company’s common stock price during the respective reporting periods.

(b)	2013 Sales Agreement

On July 3, 2013, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30,000,000 of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company reimbursed $34,268 of Cowen’s expenses of Cowen in connection with the offering. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. Common stock will be issued pursuant to the Company’s currently-effective shelf registration statement on Form S-3. During the three and nine months ended September 30, 2013, the Company sold 2,288,396 shares of common stock under the sales agreement resulting in gross proceeds of $9,861,830. Total offering expenses incurred, including Cowen’s commission, related to the sales agreement through September 30, 2013 were $430,295 which offset the gross proceeds. The Company did not sell any shares of common stock under this sales agreement during the three or nine months ended September 30, 2014.

(c)	Stock Option Exercises Paid with Company Common Stock

The Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan generally allows participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on NASDAQ on the date of exercise. During the nine months ended September 30, 2013, certain executive officers and a director exercised stock options by remitting shares of Curis common stock then held by the respective person. The Company accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. These option holders remitted an aggregate of 175,139 shares during the nine months ended September 30, 2013 with an aggregate value equal to $632,755. The Company had no such transactions during the three or nine months ended September 30, 2014.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation	$1,117,251	$1,267,954
Professional fees	316,075	166,200
Accrued interest on debt (see Note 7)	313,452	298,935
Other	195,116	178,390

Total	$1,941,894	$1,911,479

10.	Related Party Transaction

On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company. Mr. Passeri will continue to serve as a Class II director of the Company. On June 2, 2014, the Board of Directors of the Company elected Mr. Passeri Vice Chairman of the Board. As a non-employee director, Mr. Passeri will be compensated $100,000 per year plus meeting fees for his participation on the Board of Directors.

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

From June 2, 2014 until June 1, 2015, the consulting agreement may be terminated at any time by mutual agreement between the parties. If the parties renew the agreement, then after June 1, 2015, Mr. Passeri will receive $30,000 per month during the renewal period and either party may terminate the consulting agreement by providing thirty days’ written notice to the other party. In addition, if the parties cannot agree on a revised hourly commitment in connection with Mr. Passeri obtaining full time employment with a third party, then either party will have the right to terminate the agreement immediately. The Company may terminate the consulting agreement immediately if Mr. Passeri breaches, or threatens to breach the terms of the non-disclosure and non-competition agreement previously entered into with the Company. Pursuant to the terms of the consulting agreement, the Company recognized expenses of $97,500 and $127,833 during the three and nine months ended September 30, 2014, respectively, under the consulting agreement.

11.	Accounting for Stock-Based Compensation

As of September 30, 2014, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. For a complete discussion of the Company’s share-based compensation plans, see Note 4, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During the nine months ended September 30, 2014, the Company’s board of directors granted options to purchase 2,040,500 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of this amount, options to purchase 1,000,500 shares of common stock vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The remaining options to purchase 1,040,000 shares of common stock were issued to the Company’s officers and will vest in tranches only if the closing sale price of the Company’s common stock is maintained at specified levels for a period of 60 consecutive trading days prior to the third anniversary of the respective grant dates. If the specified market conditions are not achieved prior to the third anniversary of the respective grant dates, any unvested options will be forfeited and shall again be available for grant under the 2010 Plan.

During the nine months ended September 30, 2014, the Company’s board of directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2010 Plan, which will vest monthly over a one-year period. All options granted to non-employee directors during the nine months ended September 30, 2014 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the nine months ended September 30, 2014 and 2013 based on the assumptions noted in the following table:

	For the nine months ended September 30,
	2014	2013
Expected term (years) – Employees	6	6
Expected term (years) – Officers and Directors	7	7
Risk-free interest rate	1.85-2.2%	1.0-2.1%
Volatility	70-71%	70-72%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at September 30, 2014 was $431,000, all of which related to exercisable options. The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2014 and 2013 were $1.79 and $2.29, respectively. As of September 30, 2014, there was approximately $5,514,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee and director stock option awards outstanding under the 2000 Stock Incentive and the Amended and Restated 2010 Plans that is expected to be recognized as expense over a weighted average period of 2.62 years. The intrinsic values of employee stock options exercised during the nine months ended September 30, 2014 and 2013 were $105,000 and $1,955,000, respectively.

Vesting Tied to Market Conditions

Monte Carlo simulation models were used to value stock options to purchase an aggregate of 1,040,000 shares of common stock granted to the Company’s officers during the nine months ended September 30, 2014. Of this amount, options to purchase 640,000 shares of common stock were granted in February 2014 with an exercise price of $3.09 and options to purchase 400,000 shares of common stock were granted in June 2014 with an exercise price of $1.75 per share that contained specific market conditions. The key assumptions used in these Monte Carlo simulation models and resulting valuations are noted in the following table:

	Market Condition Options Granted February 18, 2014	Market Condition Options Granted June 2, 2014
Expected life (years) – officers	6	6
Risk-free interest rate	1.9%	2.1%
Volatility	70%	65%
Dividends	None	None
Number of options granted	640,000	400,000
Fair value per share	$1.20	$0.34

Based on the above, the Monte Carlo simulation models calculated aggregate fair value of $905,000, excluding forfeitures, related to these grants that will be recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $118,284 and $274,661 of the employee stock-based compensation expense recorded by the Company for the three and nine months ended September 30, 2014.

Employee Stock-Based Compensation Expense

The Company recorded $855,511 and $2,337,538 in compensation expense for the three and nine months ended September 30, 2014, respectively, and the Company recorded $608,448 and $2,004,475 in compensation expense for the three and nine months ended September 30, 2013, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the nine months ended September 30, 2014 and 2013 were $2,213,000 and $2,308,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options and unrestricted stock awards to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. The Company reversed expense of $37,211 and of $91,973 related to non-employee stock options for the three and nine months ended September 30, 2014, respectively. The Company recognized expense related to non-employee stock options of $314,106 and $494,616, for the three and nine months ended September 30, 2013, respectively.

Total Stock-Based Compensation Expense

For the three and nine months ended September 30, 2014 and 2013, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$195,670	$345,390	$496,418	$841,909
General and administrative expenses	622,630	577,164	1,749,147	1,657,182

Total stock-based compensation expense	$818,300	$922,554	$2,245,565	$2,499,091

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss as of September 30, 2014:

Unrealized Gains/Losses on Securities Available- for-Sale
Balance, as of December 31, 2013	$(6,984)
Other comprehensive gain before reclassifications	10,448
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive gain	10,448

Balance, as of September 30, 2014	$3,464

The above amounts do not reflect a tax effect as the Company expects to retain a net loss position for 2014.

13.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2014 and 2013, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the three and nine months ended September 30, 2014	For the three and nine months ended September 30, 2013
Stock options outstanding	11,364,119	10,531,556
Warrants outstanding	1,373,517	1,373,517

Total antidilutive securities	12,737,636	11,905,073

14.	Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued an accounting standards update, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for fiscal years beginning after December 15, 2016, and applied prospectively; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition or results of operations.

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

Overview

We are an oncology-focused biotechnology company developing novel drug candidates for the treatment of human cancers. We conduct our research and development programs both internally and through strategic collaborations. Internally, we are developing our drug candidates including CUDC-907 and CUDC-427. Our collaborators Genentech and Roche are commercializing Erivedge in advanced basal cell carcinoma, or BCC, and continuing Erivedge’s clinical development in other indications.

Debiopharm has recently reviewed available data from all three arms of the ongoing phase 1 portion of the HALO, or HSP90 inhibition And Lung cancer Outcomes, study and has determined that it will not advance to the phase 2 stage of the study. Safety observations were generally consistent with the expected side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial. Debiopharm has indicated that it plans to return the rights to Debio 0932 to us and we expect to receive formal notice of termination of the license agreement from Debiopharm. We anticipate working with Debiopharm to enter into a transition agreement in the fourth quarter of 2014 regarding the orderly return of the program to Curis. While we do not plan to continue further study of Debio 0932 in non-small cell lung cancer, we are exploring the potential to test the molecule in other promising indications, either in company-sponsored or investigator sponsored studies.

Proprietary Drug Candidates

CUDC-907. CUDC-907 is an orally bioavailable drug candidate that is designed as a dual inhibitor of class I and IIB histone deacetylase, or HDAC enzymes, and alpha, delta and beta isoforms of phosphoinositide 3-kinase, or PI3K . We are currently conducting a phase 1 clinical trial in patients with advanced lymphoma or multiple myeloma. This first-in-human trial is designed to assess the safety (including the maximum tolerated dose), pharmacokinetics and anti-cancer activity of CUDC-907.

Patients in the dose escalation portion of this trial have been administered CUDC-907 on either a daily, two times per week, three times per week or five days “on”/two days “off” dosing schedules in 21 day cycles. Dose escalation is now closed for the daily, two times per week and three times per week schedules.

In October 2014, we opened an expansion stage in the ongoing phase 1 study at the dose of 120 mg administered three times per week, which was determined to be the maximum tolerated dose for this schedule in the dose escalation phase of the trial. The expansion phase of the trial is expected to enroll up to 12 patients each with either relapsed or refractory Diffuse Large B-Cell Lymphoma, or DLBCL, or multiple myeloma. DLBCL and multiple myeloma were selected as lead indications for the expansion cohorts based on preclinical data as well as preliminary anti-cancer activity observed in the dose escalation phase of the ongoing trial. The dose of 120 mg of CUDC-907 administered three times per week was shown to be well-tolerated with minimal dose interruptions or reductions in the dose escalation phase.

The expansion stage was initiated based on our ability to determine the recommended Phase 2 dose and schedule for CUDC-907 and initial anti-cancer activity observed during the dose escalation stage of the single agent, first-in-human Phase 1 clinical trial. A total of 40 patients with relapsed/ refractory lymphomas or multiple myeloma have been enrolled thus far, with 11 patients currently continuing treatment in the dose escalation phase of the clinical trial of CUDC-907. The safety profile of CUDC-907 has been consistent with prior reports of diarrhea and thrombocytopenia as the most frequent adverse events, with diarrhea and hyperglycemia identified as dose limiting toxicities. Using the optimized dose and schedule of administration, adverse events have been manageable and evidence of HDAC and PI3K enzyme modulation has been observed in pharmacodynamics studies. Among 8 disease-evaluable subjects with diffuse large B cell lymphoma (DLBCL) enrolled to date, 5 patients have experienced tumor shrinkages ranging from 5% to 46%, 2 patients have experienced confirmed partial responses (PR, > 50% tumor shrinkage) and 1 patient has experienced a complete response (CR). One patient with DLBCL progressed on CUDC-907 treatment. One subject with multiple myeloma continues to receive CUDC-907 treatment for nearly 22 months.

                In September 2014, the U.S. Food and Drug Administration, or FDA, accepted our second Investigational New Drug, or IND, application for CUDC-907 for treatment of patients with solid tumors and we expect to initiate a new study under this IND in the fourth quarter of 2014. The solid tumor trial will be an open label, multi-center study to assess CUDC-907 in subjects with advanced, relapsed solid tumors, including patients with hormone receptor positive breast cancer. The primary objective of this study will be to determine the safety and tolerability of orally-administered CUDC-907 in the solid tumor disease setting. The secondary objectives will be to assess the PK, establish the maximum tolerated dose/biologically effective dose, recommended phase 2 dose, evaluate biomarkers of activity and identify any preliminary anti-cancer activity of CUDC-907.

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

Under the terms of the license agreement, we have the exclusive right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered low-to-mid single-digit royalty on net sales of CUDC-427, if any.

In July 2013, we initiated an open label, multicenter phase 1 trial of CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphomas. The trial was designed to determine the maximum tolerated dose and recommended phase 2 dose of CUDC-427 administered as a single agent using a continuous, twice-daily treatment schedule. On November 5, 2013, we received written notification from the FDA that this phase 1 trial of CUDC-427 had been placed on partial clinical hold following the report of death of a patient who had progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the trial protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the single agent phase 1 trial for CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphoma.

We re-initiated patient treatment in the phase 1 trial under an amended protocol in June 2014. Under the amended protocol, the study is designed to determine the safety and recommended phase 2 dose of CUDC-427 administered once daily on a 14 days “on”/7 days “off” schedule in 21-day cycles in patients with advanced and/or refractory solid tumors or lymphoma. The secondary objectives of the study are to assess CUDC-427’s tolerability, pharmacokinetics, exploratory biomarkers of activity and preliminary anti-cancer activity. Patients have been enrolled in the dose escalation portion of this study in consecutive cohorts according to the standard 3+3 design at dose levels of 100, 200 and 300 mg daily. This study is currently in the evaluation phase for subjects enrolled in the 300 mg daily dosing group. Thus far, no significant side effects or new safety issues have been identified in the study subsequent to re-initiation. After this evaluation is completed, we will initiate the expansion stage of this phase 1 study.

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

In January 2012, the FDA approved Erivedge for treatment of adults with BCC that has spread to other parts of the body or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation. In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge and in July 2013 the European Commission granted conditional approval for the marketing of Erivedge in all European Union member states. A conditional marketing authorization is granted to medicinal products with a positive benefit/risk assessment that satisfy an unmet medical need and whose availability results in a significant public health benefit. Roche is conducting a clinical study, referred to as the STEVIE study, of Erivedge in approximately 1,200 patients with advanced BCC. The results of the STEVIE study are expected to be submitted to European regulatory authorities and, if positive, to form the basis for full approval of Erivedge in the European Union. In addition to the United States and Australia and the conditional approval in the European Union, Erivedge is approved in several other countries and Roche has also filed several new drug applications for marketing registration with health agencies in other territories. Erivedge’s regulatory approvals and Roche’s submissions in other territories are based on positive clinical data from the ERIVANCE BCC trial.

Roche is also conducting additional exploratory studies in patients with less severe forms of basal cell carcinoma. In 2013, Roche initiated a randomized, double-blind, regimen-controlled, phase 2 clinical study assessing the efficacy and safety of two different Erivedge regimens in approximately 220 patients with multiple BCC lesions. Over the course of the 72 week study, one subset of patients is receiving oral treatment once daily on a repeating intermittent schedule of Erivedge for 12 weeks followed by placebo for 8 weeks. A second subset of patients is receiving oral treatment once daily for an initial period of 24 weeks, followed by a repeating intermittent schedule of placebo for 8 weeks placebo followed by Erivedge for 8 weeks. The primary endpoint is the relative percentage reduction from baseline in the number of clinically evident basal cell carcinomas at week 73 in the two regimens. In addition, in 2013, Roche initiated a randomized, double-blind, placebo-controlled study to assess the efficacy and safety of Erivedge with surgery in approximately 75 patients with BCC. Patients were randomized to receive oral daily doses of either Erivedge or placebo for 12 weeks prior to Mohs micrographic surgery. The primary outcome is the percent change in surgical defect area post-study drug.

In June 2014, Roche filed an IND application with the FDA to initiate a multicenter, phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis, or IPF. IPF is a chronic, debilitating lung disease with unknown cause that occurs in adults and has very poor prognosis. The disease is characterized by thickening or scarring of lung tissue (fibrosis) over time, resulting in decreased oxygen supply to the brain and other organs. The IPF phase 2 trial is the first clinical study sponsored by Roche in a non-oncology indication and this IND filing in a non-oncology indication resulted in a $3,000,000 cash milestone payment to us. Although the phase 2 study was opened, no patients were enrolled in the study and, in August 2014, enrollment in this study was suspended by Roche pending potential revisions to the study protocol.

In October 2013, Roche initiated a phase 1b/2 clinical trial to investigate the safety and efficacy of Erivedge in patients with relapsed/refractory acute myelogenous leukemia, or AML, and relapsed/refractory high-risk myelodysplastic syndrome, or MDS. Based on a review of the Erivedge monotherapy cohort from this trial, Roche determined that the monotherapy responses with Erivedge did not meet the pre-specified efficacy threshold and the study is closed for further enrollment. No new side effects or other safety issues were identified in this study.

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

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of September 30, 2014, Curis Royalty owed a total of $29,500,000, gross, to BioPharma-II comprised of principal and accrued interest.

We recognized $4,895,000 of royalty revenue from Genentech’s net sales of Erivedge during the nine months ended September 30, 2014 and have recognized an aggregate of $10,367,000 in royalty revenues since Erivedge was approved. As discussed above, royalty payments related to Erivedge service the outstanding debt and accrued interest of Curis Royalty owed to BioPharma-II, subject to quarterly caps, and until the debt is fully repaid thereafter.

We are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $246,000 during the nine months ended September 30, 2014. We have incurred an aggregate of $620,000 to university licensors upon receipt of royalties since Erivedge was approved, including a one-time milestone payment to a university licensor of $100,000 on the first commercial sale of Erivedge in 2012.

Debio 0932

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932, to Debiopharm Group, or Debiopharm. As part of this agreement, Debiopharm assumed all development responsibility for Debio 0932 and has incurred all costs related to the development of products under the agreement.

In August 2012, Debiopharm initiated the HALO, or HSP90 inhibition And Lung cancer Outcomes, phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV non-small cell lung cancer, or NSCLC, without known epidermal growth factor receptor, or EGFR, mutations. The primary objective of this trial is to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed and cisplatin/ gemcitabine on the rate of progression-free survival at 6 months in first-line therapy of patients in this trial population.

In October 2013, Debiopharm initiated an open label, multicenter phase 1 dose finding trial of Debio 0932, in combination with everolimus, an inhibitor of mTOR, in patients with advanced or metastatic renal cell carcinoma, or RCC, who have previously been treated with a VEGF directed tyrosine kinase inhibitor. This dose escalation trial is designed to determine the safety and maximum tolerated dose of Debio 0932. Debiopharm has determined that it will not advance Debio 0932 in combination with everolimus to development in RCC.

Debiopharm has recently reviewed data from all three arms of the phase 1 portion of the HALO study and has determined that it will not advance to the phase 2 stage of the study. Debiopharm has informed Curis that it will discontinue the Phase 1 portion of this study in November 2014.

Debiopharm has also indicated that it plans to return the rights to Debio 0932 to us and we expect to receive formal notice of termination of the license agreement from Debiopharm. We anticipate working with Debiopharm to enter into a transition agreement in the fourth quarter of 2014 regarding the orderly return of the program to Curis. While we do not plan to continue further study of Debio 0932 in NSCLC, we are exploring the potential to test the molecule in other promising indications, either in company-sponsored or investigator sponsored studies.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $773,866,000 as of September 30, 2014.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of September 30, 2014 should enable us to maintain current and planned operations into 2016. Our ability to continue funding our planned operations into and beyond this point is dependent on, among other things, future contingent payments that we may receive from Genentech or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories, respectively; and

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907 and CUDC-427 as well as obtain promising results from these trials.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Collaboration Agreements

We are currently a party to a collaboration with Genentech related to our Hedgehog pathway inhibitor technologies and an agreement with LLS related to CUDC-907. We are also currently a party to a license agreement with Debiopharm related to our HSP90 inhibitor technology, although Debiopharm has indicated that it plans to return the rights to Debio 0932 to us and we expect to receive formal notice of termination of the license agreement from Debiopharm. We anticipate working with Debiopharm to enter into a transition agreement in the fourth quarter of 2014 regarding the orderly return of the program to Curis. Our past and current collaborations have generally provided for research, development and commercialization programs to be wholly or majority-funded by our collaborators and provide us with the opportunity to receive additional contingent cash milestone payments if specified development and regulatory approval objectives are achieved, as well as royalty payments upon the successful commercialization of any products based upon the collaborations. We are currently not receiving any funding for our research activities and we do not expect to receive such funding in the future from Genentech or LLS under our existing agreements with these parties. Under our collaboration with Genentech, we expect to continue to incur patent-related costs as well as expenses related to the maintenance of licenses, including sublicense payments due upon milestone payments and any royalties we receive. As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. As of September 30, 2014, we have incurred aggregate expenses over the term of this collaboration of $4,610,000 in connection with royalties and other cash payments received from Genentech. In addition, during 2012 we incurred $964,000 in expense related to the issuance of 200,000 shares of our common stock to such university licensors upon FDA approval of Erivedge. We expect that we will continue to bear 100% of the costs associated with the further development of CUDC-907, and that such costs will increase if current and planned clinical studies are successful. LLS is obligated to make specific contingent payments only upon our achievement of contractually-defined development milestones.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of our drug candidates. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of September 30, 2014 should enable us to maintain current and planned operations into 2016.

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

In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $2,000,000 for the fourth quarter of 2014 and $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives. After 2015, there are no caps to the amounts Curis Royalty will be required to make to BioPharma-II until the loan is repaid. Curis Royalty retains the right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. Curis Royalty began making payments to BioPharma-II upon receipt of the Erivedge royalties during 2013. As of September 30, 2014, Curis Royalty owed a total of $29,500,000, gross, to BioPharma-II comprised of principal and capitalized and accrued interest. Currently, we estimate that the loan will be repaid in 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

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

We could receive additional milestone payments from Genentech and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In June 2014, Roche filed an IND application with the FDA to initiate a phase 2 clinical study of Erivedge in patients with IPF, which represents the first clinical study by Roche in a non-oncology indication and resulted in a $3,000,000 cash milestone payment to us, which was received in July 2014. Although the phase 2 study was opened, no patients were enrolled in the study and in August 2014 enrollment in this study was suspended by Roche pending additional changes in the study protocol. In July 2013, Erivedge received conditional approval from the European Commission for the marketing of Erivedge in all European Union member states, resulting in a $6,000,000 milestone payment from Genentech. Additionally, in May 2013, Erivedge was approved for marketing registration by Australia’s TGA for the treatment of adult patients with metastatic or locally advanced BCC, resulting in a $4,000,000 milestone payment to us. Our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical, development and regulatory objectives, if any are met, under new collaborations or our existing collaborations with Genentech and LLS and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and LLS cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

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

Drug candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase 1

	Solid tumors	Internal development	IND open

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Internal development	Phase 1

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; Regulatory submissions made in certain other territories

- Erivedge	Preceding excision and/or multiple BCC	Roche	Phase 2
- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2*

HSP90 Inhibitor
- Debio 0932	Cancers	Debiopharm**	Phase 1

*	Patient enrollment currently suspended to allow for protocol amendment; no safety issues.
**	Debiopharm has decided to discontinue development of Debio 0932 and has indicated that it plans to return the rights to Debio 0932 to Curis. Curis is exploring the potential of testing the molecule in other indications, either as company-sponsored or investigator sponsored studies.

With the exception of Erivedge in advanced BCC, our programs are in early stages of development. Therefore, our ability and that of our collaborators and licensees to successfully complete preclinical studies and clinical trials of these drug candidates, and the timing of completion of such programs, is highly uncertain.

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

Results of Operations

Three-Month Periods Ended September 30, 2014 and September 30, 2013

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2014	2013
REVENUES:
Royalty revenues from Genentech	$1,783,000	$1,080,000	65%
Research and development, net	(18,000)	122,000	(115%)
License fees	—	6,000,000	(100%)

Total revenues	$1,765,000	$7,202,000	(75%)

Total revenues decreased by $5,437,000 to $1,765,000 for the three months ended September 30, 2014 as compared to $7,202,000 for the same period in 2013, primarily related to a decrease in license fees of $6,000,000 related to a payment we received from Genentech in connection with Erivedge’s conditional approval by European health authorities in July 2013. We did not receive any such payments from Genentech during the three months ended September 30, 2014. In addition, our research and development revenues decreased by $140,000 primarily related to contra-revenues of $94,000 recorded during the three months ended September 30, 2014 due to charges against revenues related to patent expenses incurred by Genentech that we are obligated to reimburse Genentech.

Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $703,000 to $1,783,000 during the third quarter of 2014 as compared to $1,080,000 during the same period in 2013.

All potential future contingent payments under our collaboration agreements are tied to clinical and regulatory objective milestones as well as royalties on future net sales made by our collaborators.

Cost of Royalty Revenues. Cost of royalty revenues increased in the three months ended September 30, 2014 to $89,000, as compared to $54,000 for the same period in 2013, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/
Research and Development Program	2014	2013	(Decrease)

CUDC-907	$2,128,000	$1,123,000	89%
CUDC-427	1,032,000	1,922,000	(46%)
CUDC-101	196,000	306,000	(36%)
Erivedge	38,000	56,000	(32%)
Debio 0932	5,000	3,000	67%
Discovery research	110,000	116,000	(5%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	—	300,000	(100%)
Stock-based compensation	196,000	345,000	(43%)

Total research and development expense	$3,705,000	$4,171,000	(11%)

Our research and development expenses decreased by $466,000, or 11%, to $3,705,000 for the three months ended September 30, 2014, as compared to $4,171,000 for the same period in 2013, primarily due to a decrease in sublicense fees of $300,000 that we incurred related to third party obligations on milestone payments we received from Genentech in the prior year period as well as a decrease in stock-based compensation of $149,000 related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period. Spending on CUDC-907 increased $1,005,000 during the three months ended September 30, 2014 as compared to the prior year period related to our ongoing phase 1 clinical trial of CUDC-907 as well as initial expenses related to a second phase 1 clinical trial of CUDC-907 in solid tumors, in which an IND was filed during the third quarter of 2014.

Increased spending on CUDC-907 was offset by decreased spending on CUDC-427 of $890,000 during the three months ended September 30, 2014, as a result of the re-initiation of this phase 1 clinical trial in June 2014. In addition, spending related to our CUDC-101 program decreased by $110,000 during the three months ended September 30, 2014 as compared to the prior year period, due to our decision to allocate our internal resources to our clinical development programs, CUDC-907 and CUDC-427.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance our CUDC-907 and CUDC-427 programs.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$842,000	$847,000	(1%)
Occupancy and depreciation	95,000	90,000	6%
Legal services	447,000	699,000	(36%)
Consulting and professional services	460,000	343,000	34%
Insurance costs	94,000	89,000	6%
Other general and administrative expenses	162,000	202,000	(20%)
Stock-based compensation	623,000	577,000	8%

Total general and administrative expenses	$2,723,000	$2,847,000	(4%)

General and administrative expenses decreased $124,000, or 4%, to $2,723,000 for the three months ended September 30, 2014 as compared to $2,847,000 for the prior year period, primarily due to a decrease of $252,000 in legal fees related to foreign patent filings. This decrease was offset by increased expenses recorded for consulting and professional services, including audit-related expenses, and stock-based compensation resulting from an increase in the number of options granted during 2014 primarily related to a grant awarded pursuant to the promotion of our President to Chief Executive Officer in June 2014 when compared to the same prior year period.

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

We estimated that the warrants have a fair value of zero at September 30, 2014 due to decreases in the remaining term and our common stock price using this Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, risk free interest rate of 0%, expected life of 0.3 years and no dividends. We estimated that the fair value of the warrants at September 30, 2013 was $1,926,000 using this same model with the following assumptions: expected volatility of 48%, risk free interest rate of 0.2%, expected life of 1.3 years and no dividends. We recorded income of $68,000 and a charge of $1,073,000 for the quarters ended September 30, 2014 and 2013, respectively, related to changes in the assumptions used in the valuation of the warrants, including changes in our stock price, during the respective periods.

Other Expense (Income). For the three months ended September 30, 2014 and 2013, interest expense was $934,000 and $965,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $39,000 for each of the three month periods ended September 30, 2014 and 2013, respectively.

Nine-Month Periods Ended September 30, 2014 and September 30, 2013

Revenues. Total revenues are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2014	2013
REVENUES:
Royalty revenues from Genentech	$4,895,000	$2,550,000	92%
Research and development, net	(44,000)	928,000	(105%)
License fees	3,000,000	10,000,000	(70%)

Total revenues	$7,851,000	$13,478,000	(42%)

Total revenues decreased primarily due to a decrease in license fee revenues from Genentech. We also recognized revenues totaling $650,000 during the nine months ended September 30, 2013 under our agreement with LLS for achievement of clinical development objectives related to our phase 1 clinical trial of CUDC-907. We did not receive any such payments from LLS during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014, our research and development revenues were net of contra-revenues of $234,000 we recorded related to patent expenses incurred by Genentech that we are obligated to reimburse.

Offsetting the decrease in license fee revenue, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $2,345,000 to $4,895,000 during the nine months ended September 30, 2014 as compared to $2,550,000 during the same period in 2013, a 92% increase over the prior year period.

Cost of Royalty Revenues. Cost of royalty revenues, which we are required to pay to two university licensors, increased during the nine months ended September 30, 2014 as compared to the prior year period as a result of an increase in the royalties that we earned with respect to Erivedge during the nine months ended September 30, 2014 as compared to the prior year period.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/
Research and Development Program	2014	2013	(Decrease)

CUDC-907	$4,936,000	$3,283,000	50%
CUDC-427	3,593,000	3,750,000	(4%)
CUDC-101	575,000	1,046,000	(45%)
Erivedge	118,000	119,000	(1%)
Debio 0932	18,000	32,000	(44%)
Discovery research	294,000	394,000	(25%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	150,000	500,000	(70%)
Stock-based compensation	496,000	842,000	(41%)

Total research and development expense	$10,180,000	$9,966,000	2%

Our research and development expenses increased primarily because spending on CUDC-907 increased $1,653,000 during the nine months ended September 30, 2014 as compared to the prior year period related to our phase 1 clinical trials of CUDC-907 as well as our payment of the final milestones made under a license agreement with Guangzhou BeBetter Medicine Technology Company Ltd.

Increased spending on CUDC-907 was partially offset by decreased spending on CUDC-427 of $157,000 during the nine months ended September 30, 2014 as compared to the prior year period related to the re-initiation of our phase 1 clinical trial in June 2014. In addition, spending related to our CUDC-101 program decreased by $471,000 and spending on our other discovery research programs decreased by $100,000 during the nine months ended September 30, 2014 as compared to the prior year period. Finally, sublicense fees that we incurred related to third party obligations on milestone payments we received from Genentech decreased by $350,000 from the prior year period and stock-based compensation decreased by $346,000 related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$2,899,000	$2,522,000	15%
Occupancy and depreciation	277,000	263,000	5%
Legal services	1,109,000	1,771,000	(37%)
Consulting and professional services	1,442,000	1,171,000	23%
Insurance costs	273,000	241,000	13%
Other general and administrative expenses	726,000	693,000	5%
Stock-based compensation	1,749,000	1,657,000	6%

Total general and administrative expenses	$8,475,000	$8,318,000	2%

General and administrative expenses increased primarily due to an increase in personnel costs of $377,000 and an increase in consulting and professional services of $271,000 during the nine months ended September 30, 2014 as compared to the prior year period. Stock-based compensation increased $92,000 over the prior year period as a result of an increase in the number of options granted during the nine months ended September 30, 2014 as compared to the prior year period, and other general and administrative expenses increased $33,000 from the prior year period primarily related to an increase in travel expenses.

Partially offsetting these increases, legal fees decreased $662,000 from the prior year period due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters.

Change in fair value of warrant liability. As a result of revaluing the warrants issued in January 2010, we recorded other income of $717,000 and a charge of $438,000 for the nine months ended September 30, 2014 and 2013, respectively.

Other Expense (Income). For the nine months ended September 30, 2014 and 2013, interest expense was $2,835,000 and $2,870,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $129,000 and $118,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II through September 30, 2014 totaled $7,207,000, of which $814,000 represents payment on the original principal portion of the loan. As of September 30, 2014, Curis Royalty owed a total of $29,500,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest. Currently, we estimate that the loan will be repaid in 2017, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than we currently anticipate.

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

In July 2013, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Through September 30, 2014, we have sold 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs.

At September 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $56,081,000, excluding our restricted investments of $166,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $12,121,000 during the nine-month period ended September 30, 2014 was primarily the result of our net loss for the period of $13,040,000 and repayments of capitalized interest on our debt of $714,000. These decreases in cash were offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation which totaled $1,818,000. Changes in certain operating assets and liabilities had offsetting impacts on operating cash during the nine months ended September 30, 2014.

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

Investing activities provided cash of $11,019,000 and used cash of $7,689,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, resulting primarily from net investment activity for the respective periods. The increase in investments during the nine-month period ended September 30, 2013 was the result of an increase in investable cash as compared to the prior year period, while the decrease in the nine-month period ended September 30, 2014 was a result of the need for cash to fund our operations. During the nine-month periods ended September 30, 2014 and 2013, we reduced our long-term restricted investment resulting in an increase in our available cash for the periods of $14,000 for each respective period. We also purchased $66,000 and $134,000 in fixed assets during the nine months ended September 30, 2014 and 2013, respectively.

Financing activities used cash of $557,000 for the nine-month period ended September 30, 2014, as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $814,000, offset by $257,000 in proceeds from the exercise of stock options. Financing activities provided cash of $12,747,000 for the nine-month period ended September 30, 2013. We received $9,494,000 in net proceeds from sales of common stock under our sales agreement with Cowen for the nine-month period ended September 30, 2013. We also received proceeds of $3,515,000 from the exercise of stock options to purchase 1,999,208 shares of our common stock during the nine-month period ended September 30, 2013. These proceeds were offset by the payment of debt issuance costs of $261,000 related to Curis Royalty’s financing transaction with BioPharma-II.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $773,866,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 and CUDC-427, and to fund our general and administrative costs and expenses.

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under these agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge and the ability of Erivedge to be approved for commercial sale in other countries, which would result in us becoming eligible to receive additional milestone payments as well as royalties on any future sales (subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II). We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech and LLS; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advanced BCC by Genentech, subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at September 30, 2014, should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

New Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued an accounting standards update, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for fiscal years beginning after December 15, 2016, and applied prospectively; early adoption is also permitted. We do not expect adoption of this guidance to have a material impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available for sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions. Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since September 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, we had an accumulated deficit of approximately $773,866,000. We have incurred net losses of $13,040,000 for the nine months ended September 30, 2014, and $12,322,000, $16,417,000 and $9,859,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Other than Erivedge, which was developed and is being commercialized by our collaborators Roche and Genentech, we have not successfully commercialized any products to date, either alone or in collaboration with others.

We have historically derived a substantial portion of our operating cash flow from the research funding, milestone payments and royalty revenues under collaboration agreements with third parties. We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements for our technologies under development;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaborations with Genentech and LLS; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at September 30, 2014 should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

We may seek additional funding through public or private financings of debt or equity. For example, in July 2013 we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of registered common stock pursuant to our universal shelf registration statement in one or more “at the market” or other specified offerings. We have received gross proceeds of approximately $16,900,000 as of September 30, 2014 through such sales. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early stage of development of our drug candidates, additional funding may not be available to us on acceptable terms, if at all, and we may not be able to sell shares under the arrangement with Cowen at favorable prices, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of, and level of expenses incurred in connection with, our preclinical and clinical development programs, including development costs relating to CUDC-427, CUDC-907 and Debio 0932;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma II;

•	any changes in the fair value of our warrant liability;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

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

At September 30, 2014, we had $56,081,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. A deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents and marketable securities and our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We depend on Genentech for the development of Erivedge. If Genentech fails or delays in developing or commercializing Erivedge, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech, a member of the Roche Group, pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. Our collaboration agreement with Genentech has resulted in the approval in the United States, European Union and several other countries of Erivedge for the treatment of advanced basal cell carcinoma. The commercial success of Erivedge in this patient population is dependent on continued investment by Genentech and Rcohe and development and market approvals in indications other than in basal cell carcinoma will require significant investments from Genentech and Roche. The success of either the further development or commercialization of Erivedge in advanced basal cell carcinoma and potentially in additional indications are dependent on a number of factors, including the following:

•	Genentech is a wholly-owned member of the Roche Group and as such is subject to the risk that Roche could determine to re-prioritize Genentech’s commercial or development programs which could reduce Genentech’s efforts on the development or commercialization of Erivedge or cause Genentech to terminate our collaboration.

•	Genentech has significant discretion in determining the efforts and resources that it will apply to its respective collaboration with us. The timing and amount of any cash payments that we may receive under this collaborative arrangement will depend on, among other things, Genentech and Roche’s efforts, allocation of resources and successful development and commercialization of our drug candidates under its agreement with us.

•	We have granted clinical development rights to Genentech under its agreement. If Genentech or Roche fail to allocate sufficient time, attention and resources to clinical trials of Erivedge under these collaborations, or fail to comply with good clinical practices or other applicable regulatory requirements for such clinical trials, the successful clinical development and commercialization of such drug candidates is likely to be adversely affected, as will our ability to generate revenue from such collaborations.

•	Genentech may develop and commercialize, either alone or with others, products that are similar to or competitive with Erivedge. For example, Genentech is seeking to develop several other cancer drug therapies.

•	Roche may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of Genentech’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the program under such collaboration. In addition, an acquirer could determine to reprioritize Genentech’s development programs such that Genentech ceases to diligently pursue the development of our programs, and/or terminates its collaboration with us.

•	Genentech may, under specified circumstances, terminate its collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.

•	Genentech has the first right to maintain or defend intellectual property rights associated with the drug candidate under its agreements and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Genentech does not, our ability to do so may be compromised by our Genentech’s acts or omissions.

•	Genentech may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	Genentech may not comply with all applicable regulatory requirements, may select clinical investigators who are not qualified or who fail to comply with protocols or applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements.

•	If Genentech was to breach or terminate its arrangement with us, the development and commercialization of Erivedge could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

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

Our current strategy is to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., phase 3) or commercialization on our own. As such, our success will depend, in part, on either our ability to build such capacity or our ability to enter into one or more such collaborations for CUDC-907, CUDC-427 and Debio 0932. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may continue to result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing product candidates that are similar to the product candidates that are subject to those agreements, such as developing product candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all.

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

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least five other companies that have progressed Hedgehog pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. (in co-development with the Bristol-Myers Squibb Company); Pfizer Inc.; Novartis; and Millennium: The Takeda Oncology Company. In February 2014, Novartis announced that its Hedgehog pathway inhibitor met the primary endpoint in a pivotal phase 2 trial in patients with advanced basal cell carcinoma. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country.

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

We have no sales, marketing or product distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, we have granted Genentech the exclusive rights to distribute certain products resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties and sales through these third parties could be less profitable to us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts to our products. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. Although we currently comply with the minimum bid requirement, our bid price has remained relatively low and has fallen within a range of $1.00 to $2.00 per share for several consecutive recent months of trading. Our bid price could fall below $1.00 per share in the future. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid.

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.19 per share for the period January 1, 2012 through November 4, 2014. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Furthermore, as of September 30, 2014, we have outstanding warrants to purchase 1,373,517 shares of our common stock that contain antidilution adjustment provisions that will result in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by us at prices below $3.55 per share. To the extent that we are required to adjust the price and number of shares underlying these warrants as a result of this antidilution clause, and thereafter such warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which could result in added dilution to our security holders and could also have an adverse effect on the market price of our common stock.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. For example, in July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of the registered common stock that was on this shelf registration statement pursuant to one or more “at the market” offerings. We have received gross proceeds of approximately $16,900,000 as of September 30, 2014 through such sales. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of September 30, 2014, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 25% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: November 10, 2014	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Financial and Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document