Form 10-K
period 2014-12-31
CURIS INC
filed 2015-02-24
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2014 was approximately $120,126,000.

As of February 18, 2015, there were 103,178,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2015, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2014 pursuant to Regulation 14A, have been incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any expectations of revenue, expenses, earnings or losses from operations, or other financial results; statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed, among other places, in Item 1A., “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report and in our Securities and Exchange Commission reports filed after this report.

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes, which has completed the dose escalation stage of a first-in-man Phase 1 clinical study in patients with relapsed, refractory lymphoma or multiple myeloma. In addition, we recently entered into an exclusive, multi-year collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories that is developing novel therapies to treat cancer and inflammatory diseases. We expect to exercise our options during the first half of 2015 to obtain two exclusive licenses under this collaboration including for drug candidates that target an orally-available small molecule antagonist of programmed death ligand-1, or PD-L1, an immune checkpoint target, and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4 kinase. Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins, which has recently completed dose escalation in a Phase 1 clinical trial in patients with solid tumors or lymphoma. We also recently regained rights to our Heat Shock Protein 90, or HSP90, inhibitor Debio 0932 from Debiopharm International S.A., or Debiopharm. We have redesignated this drug candidate as CUDC-305 and are evaluating initiating clinical studies with CUDC-305 in 2015. Our collaborators F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as planned development in other non-oncology indications.

CUDC-907.    In January 2013, we initiated a Phase 1 clinical study of CUDC-907 in patients with relapsed or refractory lymphomas or multiple myeloma. In the fourth quarter of 2014, we established the recommended Phase 2 dose and schedules of administration for further development of CUDC-907, and initiated enrollment of patients primarily with diffuse large B-cell lymphoma, or DLBCL, or multiple myeloma in the expansion stage of the Phase 1 study. A preliminary analysis of the eight heavily pre-treated subjects with relapsed, refractory DLBCL disease enrolled in the dose escalation phase showed that three patients have experienced confirmed partial responses and one patient achieved a complete response leading to that patient undergoing an autologous stem cell transplantation. We expect to present the available data from the Phase 1 study at a medical conference in 2015 and anticipate that we will initiate a Phase 2, registration-directed, randomized study of CUDC-907 in patients with relapsed, refractory DLBCL during the second half of 2015 in order to assess the drug candidate’s efficacy in this indication. Development of CUDC-907 in hematological malignancies is partially supported under a collaboration with The Leukemia & Lymphoma Society, or LLS.

In the fourth quarter of 2014, we initiated a separate Phase 1 trial to investigate CUDC-907 in patients with advanced solid tumors, including those with hormone receptor positive breast cancer or with NUT midline carcinoma.

Aurigene.    In January 2015, we entered into an exclusive, multi-year collaboration with Aurigene that is focused on discovery, development and commercialization of drug candidates in the fields of immuno-oncology and precision oncology. As part of the agreement, Aurigene has granted to us the option to exclusively license multiple compounds, including the designated development candidates discovered using their small molecule technology that address molecular targets within the scope of the collaboration. Within the collaboration, Aurigene is responsible for conducting all discovery and preclinical activities, including IND-enabling studies and providing Phase 1 clinical trial supply of the investigational agent, and we are responsible for all clinical development, regulatory and commercialization efforts worldwide, excluding India and Russia, for each candidate for which we exercise an option to obtain a license. We will also make specified payments to Aurigene, including option exercise fees, pre-IND milestones for the first four programs, as well as milestone payments and royalties on any products we successfully commercialize under the collaboration. The lead compounds under the collaboration are orally-available small molecule antagonists of PD-L1 immune checkpoint target and orally-available small molecule inhibitors of IRAK4 kinase in the precision oncology field. We expect to exercise our options to obtain exclusive licenses to compounds directed at these two targets in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. Because Aurigene is primarily responsible for preclinical development of all program compounds, we expect that a substantial majority of our costs in 2015 related to PD-L1 and IRAK4 will be related to option exercise fees and preclinical milestones. For each of these first two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study.

CUDC-427.    In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to

CUDC-427. Genentech previously conducted a Phase 1 study in patients with advanced and refractory solid tumors or lymphoma where CUDC-427 was administered at escalating once daily doses for two weeks, followed by a one week rest period in 21-day cycles until disease progression or treatment discontinuation for any other reason. In July 2013, we initiated a single-agent, Phase 1 dose escalation trial of CUDC-427 in patients with advanced and refractory solid tumors or lymphoma a using twice-daily treatment schedule with no rest period in 21-day cycles. In November 2013, we received written notification from the United States Food and Drug Administration, or FDA, that the Phase 1 trial of CUDC-427 was placed on partial clinical hold following the report of death of a patient who progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the trial protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the Phase 1 trial of CUDC-427. In the fourth quarter of 2014, we completed the dose escalation stage of a Curis-sponsored Phase 1 study in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily. We have established 300 mg daily dose given on a 14 days “on”, 7 days ‘off” schedule as the recommended dose and schedule for further development of CUDC-427 and we expect to enroll patients with lymphoma, including those with DLBCL or mucosa associated lymphoid tissue, or MALT, lymphoma in an expansion cohort later in 2015.

CUDC-305.    We have recently regained the worldwide development and commercialization rights to Debio 0932 from Debiopharm. During the fourth quarter of 2014, Debiopharm determined that it would not advance Debio 0932 to the Phase 2 stage of the HALO, or HSP90 inhibition And Lung cancer Outcomes, study. Debiopharm determined that the results from the Phase 1 portion of the HALO study were inconclusive although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial. In February 2015, we entered into a termination and transition agreement with Debiopharm pursuant to which Debiopharm has returned to us all future development and commercialization rights to Debio 0932, which we have redesignated as CUDC-305. While we do not plan to continue to investigate CUDC-305 in non-small cell lung cancer, we are evaluating initiating clinical studies with CUDC-305 in 2015, including trials in patients with systemic mastocytosis and glioblastoma multiforme, either in company-sponsored or investigator sponsored studies.

Erivedge.    Erivedge is the first and only FDA approved medicine for treatment of metastatic or locally advanced basal cell carcinoma, or BCC, and is being developed and commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. In January 2012, the FDA approved Erivedge for treatment of adults with BCC that has spread to other parts of the body, or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation, collectively considered as advanced BCC. In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge and in July 2013, the European Commission granted conditional approval for the marketing of Erivedge in all 28 European Union member states. Erivedge’s approvals in the United States, Europe, Australia and several other countries are based on positive clinical data from the ERIVANCE BCC/SHH4476g trial, a pivotal Phase 2 study of Erivedge in patients with advanced BCC. Under the provisions of the conditional approval in Europe, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE, which is an international, single-arm, open-label multicenter trial in patients with advanced forms of BCC. The STEVIE trial has completed enrollment of approximately 1,200 patients and interim analyses from the study confirmed a safety profile similar to that observed in previous studies of Erivedge in BCC patients. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as its potential development in other non-oncology indications.

Product Development Programs

We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.

Drug Candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase 1

	HER 2-/ ER+ or PR+ breast cancer and NUT midline carcinoma	Internal development	Phase 1

Aurigene Immuno-Oncology
- PD-L1 antagonist	Cancers	Aurigene	Preclinical*

Aurigene Precision Oncology
- IRAK4 Inhibitor	Hematological cancers	Aurigene	Preclinical*

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Internal development	Phase 1

HSP90 Inhibitor
- CUDC-305	Cancers	Internal development	Regained global rights in February 2015; evaluating initiating clinical studies in 2015, including in systemic mastocytosis and glioblastoma multiforme

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; regulatory submissions made in certain other territories

- Erivedge	Preceding excision and/or multiple BCC	Roche	Phase 2
- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2; patient enrollment currently suspended to allow for protocol amendment

*	We have an option to exclusively license molecules under the terms of our agreement with Aurigene.

Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the years ended December 31, 2014, 2013 and 2012, milestone and royalty payments from Genentech accounted for $9,796,000, or 100%, $14,233,000, or 95%, and $15,893,000, or 94%, respectively, of our revenue, all of which was related to the development and commercialization of Erivedge.

Our Proprietary Drug Candidates

Human cancers are driven by genetic alterations in specific genes whose products support survival, growth, invasion and evasion from immune surveillance of the cancer cells. These genetic alterations afford the cancer cell a malignant phenotype, which results in the formation and maintenance of a tumor. We are focused on development and commercialization of drug candidates that are designed to address molecular targets that are altered in human cancers or modulate systems of the human body such as certain immune cells for effective recognition and clearance of cancer cells.

CUDC-907.    We are developing CUDC-907, an orally bioavailable, small molecule drug candidate designed to inhibit primarily class I and IIB HDAC enzymes and PI3K alpha, delta and beta isoforms. It is known that the PI3K pathway plays an important role in cancer cell initiation, growth, proliferation, and survival, and that the PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. While targeting kinase enzymes, including certain of the specific isoforms of PI3K alone has demonstrated clinical activity in certain cancers such as indolent non-Hodgkin’s lymphoma, drug resistance often emerges in part due to the activation of other survival/ growth-promoting pathways within the cancer environment. Inhibitors of HDAC enzymes can affect a number of cell functions by regulating the acetylation of both histone and non-histone substrates and in preclinical models of human cancer, have been shown to synergize with kinase inhibitors to potentially address some of these resistance mechanisms. HDAC inhibitors such as romidepsin or IstodaxTM, vorinostat or ZolinzaTM, and belinostat or BeleodaqTM are approved for the treatment of certain hematologic malignancies, including cutaneous T-cell lymphoma and/ or peripheral T-cell lymphoma. One PI3K inhibitor, idelalisib or ZydeligTM is approved for the treatment of chronic lymphocytic leukemia, follicular B-cell non-Hodgkin lymphoma and small lymphocytic lymphoma. Other selective PI3K inhibitors as well as pan-PI3K inhibitors are being studied in multiple clinical trials in patients with hematologic malignancies or solid tumors. Concurrent inhibition of HDAC and PI3K has demonstrated synergistic effect in certain preclinical cancer models in hematological and other cancers. We have shown in preclinical models that CUDC-907 is a potent inhibitor of three isoforms of PI3K enzymes: alpha, delta and beta. Additionally, we have also shown in preclinical models that by inhibiting HDAC enzymes, CUDC-907 can effectively modulate the RAF-MEK-MAPK and cause the suppression of STAT signaling pathways. In addition to its in vitro effects, CUDC-907 has shown potent antitumor activity in a variety of hematologic tumor models including non-Hodgkin’s lymphoma and multiple myeloma.

In January 2013, we treated the first subject in a Phase 1 clinical trial in patients with relapsed/refractory lymphoma or multiple myeloma. The ongoing Phase 1 clinical trial is designed as a standard dose escalation study in which CUDC-907 is orally administered to patients enrolled in consecutive cohorts. The primary objectives of the trial are to determine the maximum tolerated dose, and recommended Phase 2 dose for CUDC-907 administration. The secondary objectives of this study are to assess safety and tolerability, to assess pharmacokinetics, to evaluate biomarker activity and to assess preliminary anti-cancer activity of CUDC-907 in this patient population. In the absence of dose limiting toxicity, each patient will receive CUDC-907 at the respective dose schedule for a minimum of 21 days (1 cycle), and may continue to receive additional cycles of treatment until disease progression or other treatment discontinuation criteria are met. Additionally, exploratory biomarkers will be assessed for the activity of CUDC-907.

Over 40 patients with relapsed/ refractory lymphomas or multiple myeloma have been enrolled in the dose escalation and expansion phases of this Phase 1 clinical trial of CUDC-907. To date, diarrhea and hyperglycemia have been the only dose limiting toxicities reported in the trial. Other frequent side effects include fatigue, gastrointestinal and hematologic side effects such as diarrhea and thrombocytopenia and these side effects are consistent with CUDC-907’s mechanism of action of inhibiting HDAC or PI3K activities. Although the trial is still ongoing, a preliminary evaluation of the eight heavily pre-treated patients with DLBCL enrolled in the dose escalation phase showed that three patients have experienced confirmed partial responses and one patient achieved a complete response leading to that patient undergoing an autologous stem cell transplantation procedure. Long-term stable disease has been observed within this trial, including one patient with multiple myeloma who has remained in the study for nearly two years. We expect to present data from this study at a medical conference in 2015.

In October 2014, we initiated enrollment of patients in expansion cohorts in the ongoing Phase 1 study to be treated at the recommended dose and schedule of administration. In the expansion cohorts, patients are treated with either a 120 mg dose of CUDC-907 administered three times per week, or a 60 mg dose administered on a 5 days “on”, 2 days “off” treatment schedule. Both of these doses and regimens were well tolerated with minimal dose interruptions or reductions in the dose escalation phase of the trial, and equate to approximately a 300mg dose of CUDC-907 per week of administration. The expansion phase of the trial is expected to enroll up to 12 patients in each cohort with either relapsed or refractory DLBCL or multiple myeloma. These indications were selected for the expansion cohorts based on evidence of clinical benefit in the dose escalation phase of the trial.

We anticipate that we will initiate a Phase 2, registration-directed, randomized study of CUDC-907 in patients with relapsed, refractory DLBCL during the second half of 2015 to assess the drug candidate’s efficacy in this indication.

In addition to the trial in patients with relapsed/refractory lymphomas and multiple myeloma, we are also investigating CUDC-907 in a separate Phase 1 trial in patients with advanced solid tumors including those with hormone receptor positive breast cancer or with NUT midline carcinoma. The primary objective of this study is to determine the safety and tolerability of orally-administered CUDC-907 in these disease settings. The secondary objectives are to assess the pharmacokinetics, establish the maximum tolerated dose/biologically effective dose, recommended Phase 2 dose, evaluate biomarkers of activity and identify any preliminary anti-cancer activity of CUDC-907.

We are party to an agreement with The Leukemia & Lymphoma Society, or LLS, pursuant to which LLS will, upon achievement of specified milestones, provide up to $4,000,000 in payments to support our ongoing development of CUDC-907. Through December 31, 2014, we have earned an aggregate of $1,650,000 in milestone payments under the terms of the agreement with LLS. We will be obligated to make contingent payments in the future, including potential royalty payments, upon our successful entry into a partnering agreement for CUDC-907 or upon the achievement of regulatory and commercial objectives, with such future payments capped at 2.5 times the milestone payments that we receive from LLS under this agreement. If clinical development of CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided by LLS will be considered a non-repayable grant.

The agreement with LLS will remain in effect until the completion of the defined milestones, unless the agreement earlier terminates or expires in accordance with its terms, including termination due to safety issues related to the administration of CUDC-907, failure to obtain or maintain regulatory approvals for clinical trials, and breach by either party.

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

Prior to our licensing agreement, Genentech had completed enrollment in a Phase 1 clinical trial of CUDC-427 (previously GDC-0917), in which 42 patients with refractory solid tumors or lymphoma received daily oral doses of CUDC-427 for two weeks, followed by a one week rest period in 21-day cycles until disease progression or treatment discontinuation for any other reason. In this study, patients were enrolled across 11 dose cohorts and received CUDC-427 monotherapy at doses ranging from 5 mg to 600 mg daily. Unconfirmed complete responses were reported in two patients, including one patient with ovarian cancer and another with mucosa-associated lymphoid tissue, or MALT, lymphoma. Additionally, one patient experienced a mixed response and four patients (one patient each with breast cancer, sarcoma, small cell lung cancer and Kaposi’s sarcoma) had stable disease lasting at least three months, including one patient who continued to receive CUDC-427 for more than 10 months. The maximum tolerated dose of CUDC-427 was not determined in this study, although plasma concentrations in the order of pre-clinically predicted ED90 were reached. ED90 refers to the dose that leads to 90% of the maximal response. Three deaths were reported on that study, none of which was considered related to the study drug: two patients died due to progression of breast cancer and one patient died due to pneumonia. Adverse events, or AEs, that resulted in treatment discontinuation were Grade 3 fatigue (one patient), Grade 2 QTc prolongation (one patient), Grade 2 drug hypersensitivity (one patient), Grade 2 pneumonitis (one patient), and Grade 3 pruritus/Grade 2 rash (one patient). Other treatment related AEs that were equal to or greater than Grade 3 in severity in more than one patient were elevated levels of liver enzymes (two patients at 450 and 600 mg dose levels). Biomarker analyses of tumor samples (obtained from two patients) and peripheral blood cells (obtained from all patients) showed changes that were consistent with CUDC-427’s mechanism of action.

During the third quarter of 2013, the first patient was treated in our open-label, multicenter Phase 1 trial of CUDC-427 in patients with relapsed/refractory solid tumors or lymphoma. The trial was originally designed to determine the maximum tolerated dose and the recommended Phase 2 dose of CUDC-427 administered as a single agent using a continuous, twice-daily treatment schedule in 21-day cycles. Upon determination of the recommended dose, the trial was designed to enroll up to an additional 12 patients in the expansion cohort of a particular cancer type. The secondary objectives of the study were to assess CUDC-427’s safety and tolerability, pharmacokinetics, exploratory biomarkers of activity and preliminary anti-cancer activity. In November 2013, the FDA placed this Phase 1 trial on partial clinical hold following the death of a patient who progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the trial protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the single agent Phase 1 trial for CUDC-427 in patients with advanced relapsed/refractory solid tumors or lymphoma.

We re-initiated patient treatment in the Phase 1 trial under an amended protocol in June 2014. Under the amended protocol, the trial is designed to determine the safety and recommended Phase 2 dose of CUDC-427 administered once daily on a 14 days “on”, 7 days “off” schedule in 21-day cycles in patients with advanced and/or refractory solid tumors or lymphoma. The secondary objectives of the study are to assess CUDC-427’s tolerability, pharmacokinetics, exploratory biomarkers of activity and preliminary anti-cancer activity. Patients have been enrolled in the dose escalation portion of this study in consecutive cohorts according to the standard 3+3 design at dose levels of 100, 200 and 300 mg daily. Enrollment in the dose escalation portion of this study is now complete and the recommended Phase 2 dose has been determined as 300 mg daily given on a 14 days “on”, 7 days “off” schedule. Thus far, no significant side effects or new safety issues have been identified in the study subsequent to re-initiation. We expect to initiate an expansion phase of the study later in 2015 that will enroll patients with lymphomas, including patients with DLBCL and mucosa associated lymphoid tissue, or MALT lymphoma.

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

CUDC-305.    CUDC-305 is an oral HSP90 inhibitor that was discovered by us and previously licensed to Debiopharm, which was developing it in advanced lung cancer as Debio 0932. HSP90 is a member of a class of proteins called molecular chaperones that play a fundamental role in the proper folding, stabilization and degradation of other cellular proteins under normal or stressful conditions. HSP90, in particular, has become an attractive therapeutic target for the treatment of cancer because it stabilizes cellular proteins involved in various aspects of cancer cell growth and survival.

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932, to Debiopharm. Debiopharm completed Phase 1 testing of this drug candidate and in August 2012, Debiopharm initiated the HALO, or HSP90 inhibition And Lung cancer Outcomes, Phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV non-small cell lung cancer, or NSCLC, without known epidermal growth factor receptor, or EGFR, mutations. The primary objective of this trial was to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed or cisplatin/ gemcitabine on the rate of progression-free survival at six months in first-line therapy of patients in this trial population. Debiopharm reviewed data from the Phase 1 portion of the HALO study and determined that the results from the Phase 1 portion of the HALO study were inconclusive although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, we entered into a termination and transition agreement, which we refer to as the transition agreement, with Debiopharm to terminate our August 2009 license agreement, effective February 5, 2015. We have redesignated the molecule CUDC-305. While we do not plan to continue to investigate CUDC-305 in non-small cell lung cancer, we are evaluating initiating clinical studies with CUDC-305 in 2015 and are exploring the potential to test the molecule in other indications, including in systemic mastocytosis and glioblastoma multiforme, either in company-sponsored or investigator sponsored studies.

Under the terms of the transition agreement, the licenses and all other rights granted by us related to CUDC-305 have been terminated and reverted to Curis effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305, and Debiopharm will transfer to us the U.S. investigational new drug application related to CUDC-305. Debiopharm also assigned its sole patent application related to CUDC-305 to us.

Under the terms of the transition agreement, Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm to pursue the manufacturing of CUDC-305.

We paid $750,000 to Debiopharm shortly after the termination date, primarily in consideration for Debiopharm providing drug product for use in our future clinical studies. In addition, we have agreed to make each of the following contingent one-time payments to Debiopharm: (i) $3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of CUDC-305; and (ii) $10,000,000 within 30 days after receipt of the first marketing approval for CUDC-305 in the U.S. or any specified major European market (whichever occurs first). We have also agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305 and to pay Debiopharm the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii)15% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $20,000,000, unless such sublicense payments are attributable to our grant to a third party sublicensee of a license or sublicense to develop or commercialize a topical formulation of CUDC-305 for local, non-systemic delivery for the treatment of psoriasis, in which case there is no such maximum aggregate.

Our Collaborations

Aurigene Agreement

Collaboration Overview.    In January 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. Under the collaboration agreement, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses under relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds.

The lead compounds under our collaboration agreement are directed at developing orally available small molecules that will target the modulation of the PD-L1 pathway and IRAK4 kinase, respectively.

As part of the immuno-oncology collaboration, Aurigene is developing oral small molecule antagonists of PD-L1, a molecule expressed on the surface of tumor cells that is involved in inhibiting the T cells from generating an anti-tumor response. Certain tumors express PD-L1, a cell surface molecule that binds to PD-1, a receptor on the surface of T cells that inhibits the T cells infiltrating the tumor microenvironment. It has been previously shown that modulation of the PD-1 mediated inhibitory signaling in T cells by either anti-PD-1 antibodies or anti-PD-L1 antibodies can lead to activation of T-cells that mediate anti-tumor effects in the tumor tissues. Preliminary data generated by Aurigene demonstrate that in in vitro studies, such small molecule PD-L1 antagonists can induce effective T cell proliferation and IFN- (Interferon-gamma) production (a cytokine that is produced by activated T cells and is a marker of T cell activation) by T cells that are specifically suppressed by PD-L1 in culture. In addition, such small molecules also appear to have efficacy similar to anti-PD1 antibodies in some in vivo tumor models, including IFN- production and inhibition of tumor growth. The left panel in the chart below shows amount of IFN- in the blood after treatment with increasing doses of PD-L1 antagonist in a syngeneic colon cancer model in mice. The effect on IFN- production is similar to J43, a known anti-mouse PD1 antibody with anti-tumor activity. The right panel shows the anti-tumor effects, as measured by decrease in tumor volume, in a colon cancer model in mice after treatment with an oral antagonist of PD-L1 (to the far right) as compared to treatment with vehicle alone (control, to the far left). The anti-tumor effect of the oral PD-L1 antagonist is similar to that seen with a known anti-PD1 antibody (in the middle) in this mouse model.

For the modulation of IRAK4 pathway, Aurigene is developing specific inhibitors to IRAK4 kinase and has generated preliminary in vivo and in vitro data with certain lead molecules in development. Some of the properties of the compounds in development include oral bioavailability, half maximal inhibitory concentrations or IC50 in the nanomolar range in biochemical assays, selectivity to IRAK4 in a wide panel of kinase inhibitory assays as well as modulation of phosphorylation of IRAK1, an enzyme that is phosphorylated by IRAK4 in the pathway. The left panel below shows the percent inhibition of phosphorylation of IRAK1 with increasing concentrations of an IRAK4 inhibitor in a cell based assay. In addition, such compounds also appear to have anti-tumor activity in in vivo DLBCL tumor models with activating mutations in MYD88, a key adaptor protein directly upstream of IRAK4 in the IRAK signaling pathway. As an example, the right panel below shows reduction in tumor size after treatment with two different doses of an IRAK4 inhibitor (versus treatment with vehicle/ control alone) in a DLBCL mouse model with MYD88 mutations. The anti-tumor activity of the IRAK inhibitor in this model is similar to ibrutinib or ImbruvicaTM, a BTK inhibitor approved for Waldenstrom’s Macroglobulinemia and Chronic Lymphocytic Leukemia. Sustained signaling through the MYD88-IRAK pathway mediated by activating mutations in MYD88 is necessary for the pathogenesis and survival of tumor cells in cancers such as Waldenstrom’s Macroglobulinemia and in a subset of Activated B cell or ABC type of DLBCL (ABC-DLBCL). Hence, suppression of IRAK signaling using inhibitors of IRAK4 appears to be a promising therapeutic approach for the treatment of such malignancies.

We anticipate that at least two additional programs will be selected within two years of the effective date of the Collaboration Agreement, and our goal is to have the collaboration’s steering committee recommend as many additional programs as feasible, in order for Aurigene to initiate or continue the relevant preclinical activities for each.

For each program, Aurigene has granted us an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world with the exception of India and Russia. Upon exercise of the option for a particular program, Aurigene will grant us the royalty-bearing license described above for such program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.

For each program with respect to which we exercise the option to license (as described above), we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.

Subject to specified exceptions, Aurigene and we have agreed to work exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one year periods by paying to Aurigene exclusivity option fees on an annual basis.

In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, Aurigene and we have agreed to work exclusively with each other on each program for which there are ongoing activities in research or development, or for which we have exercised our option to exclusively license (as described above) and we or our affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market, subject to our payment of an annual exclusivity fee on a program-by-program basis.

For each product that may be commercialized, we have granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in our territory.

Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock in partial consideration for the rights granted to us under the collaboration agreement. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments.    We have agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•

for the first two programs: up to $52.5 million per program, including up to $10 million for an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•

for the third and fourth programs: up to $50 million per program, including up to $7.5 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•

for any program thereafter: up to $140.5 million per program, including up to a total of $53 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Royalties on Net Sales by Curis.    We have agreed to pay Aurigene tiered royalties on our and our affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.

Amounts that we Receive from Sublicensees.    We have agreed to make the following payments to Aurigene upon our entry into sublicense agreements on any program(s):

•

with respect to amounts that we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including for example 25% of such amounts following our initiation of Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•

with respect to sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•

with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.

Our royalty payment obligations (including with respect to royalties on sales by sublicensees) under the Collaboration Agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country and (ii) 10 years from the first commercial sale of such product in such country.

Term and Termination.    The term of the collaboration agreement begins upon signing and, unless earlier terminated, will expire upon either: (i) 90 days after the completion by Aurigene of its obligations under all research plans if we have not exercised the option with respect to at least one program by such time; or (ii) expiration of the last-to-expire royalty term for any and all products. Upon expiration (but not on earlier termination) of the collaboration agreement, all licenses granted by Aurigene to us that were in effect immediately prior to such expiration shall survive on a non-exclusive, royalty-free, fully paid, irrevocable, perpetual basis.

The collaboration agreement may be terminated, either in its entirety or with respect to a particular program, by either Aurigene or us for uncured material breach by the other party, other than an uncured material breach by the other party of its diligence obligations with respect to a program or licensed program. If an uncured material breach other than a diligence breach relates to a particular program or licensed program, the non-breaching party may terminate the collaboration agreement only with respect to that program or licensed program. However, after initiation of the first pivotal clinical trial of a product for a licensed program, Aurigene may not terminate the collaboration agreement with respect to such licensed program for an uncured non diligence breach by us, except in the case of our uncured material breach of our payment obligations with respect to such licensed program, but Aurigene may pursue any and all remedies that may be available to it at law or in equity as a result of such breach. Similarly, after initiation of the first pivotal clinical trial of a product for a licensed program, we may not terminate the collaboration agreement with respect to the license we have granted Aurigene for the its territory or India and Russia for such licensed program for an uncured non diligence breach by Aurigene, but we may pursue any and all remedies that may be available to us at law or in equity as a result of such breach.

On a program-by-program basis, we may terminate the collaboration agreement as it relates to a program or licensed program for an uncured diligence breach by Aurigene with respect to such program or licensed program, and Aurigene may terminate the collaboration agreement as it relates to a licensed program for an uncured Diligence Breach by us with respect to such licensed program.

In addition, we may terminate the collaboration agreement in its entirety or as it relates to a particular program or licensed program or on a country-by-country basis, for any reason or for no reason at any time upon 60 days’ prior written notice to Aurigene.

In the event of termination of the collaboration agreement in its entirety before we have exercised the option for any program, or termination of the collaboration agreement as it relates to any program prior to exercise of the option for such program, all rights and licenses granted by either Aurigene or us to the other party with respect to such program under the collaboration agreement (including the option for such program) will automatically terminate.

If the royalty term with respect to a product for any licensed program in any country has expired on or before any termination of the collaboration agreement in its entirety or as to such licensed program, the license granted by Aurigene to us with respect to such product in such country, as well as the corresponding license granted to Aurigene in its territory, shall survive such termination of the Collaboration Agreement.

Solely in the event of termination of the collaboration agreement by Aurigene for our uncured breach, or our termination of the collaboration agreement for convenience, the following will apply to any program that was a licensed program immediately prior to such termination:

•

our license with respect to any licensed program that is not a terminated program (defined below), either in our entire territory or in countries within our territory outside of the terminated region (defined below), as applicable, shall continue in full force and effect, subject to all terms and conditions of the collaboration agreement, including our payment obligations;

•	our license with respect to any terminated program, either in our entire territory or in the terminated region, as applicable, shall terminate and revert to Aurigene;

•

we will grant Aurigene a perpetual, royalty-free (except for pass-through royalties and milestone payments payable by us under licenses to third party patent rights with respect to products developed or commercialized by or on behalf of Aurigene) license, with the right to sublicense, under our relevant patent rights and other technology solely to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable. The foregoing license will be non-exclusive with respect to our patent rights and exclusive with respect to our other technology;

•

we will grant to Aurigene a right of first negotiation, exercisable within 90 days after termination, to obtain an exclusive, royalty-bearing license, with the right to sublicense, under our relevant patent rights solely to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable, upon commercially reasonable terms and conditions to be negotiated in good faith by the parties;

•

we will perform other specified activities and actions reasonably necessary for Aurigene to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable; and

•	the applicable license to Aurigene will survive termination.

For purposes of the foregoing, “terminated program” means: (i) in the case of termination of the collaboration agreement in its entirety by Aurigene for our uncured non diligence breach, any program that was a licensed program immediately prior to such termination, but excluding, except in the case of our uncured material breach of our payment obligations with respect to such licensed program, any such licensed program for which initiation of the first pivotal clinical trial of a product has occurred prior to such termination; (ii) in the case of any termination of the collaboration agreement as to a particular licensed program by Aurigene either for our uncured non diligence breach (to the extent termination as to such licensed program is permitted) or our uncured diligence breach, such licensed program; (iii) in the case of our termination of the collaboration agreement in its entirety for convenience, any program that was a licensed program immediately prior to such termination; or (iv) in the case of our termination of the collaboration agreement as to a particular licensed program for convenience, such licensed program; provided, however, that, in the case of the preceding clauses (iii) and (iv), if our termination of the collaboration agreement in its entirety or as to a particular licensed program for convenience was with respect only to a particular country or subset of countries within the entire territory (as applicable, a “terminated region”), the applicable licensed program(s) shall be considered “terminated program(s)” only in the terminated region but shall remain licensed program(s) in the rest of our territory.

Genentech Hedgehog Pathway Collaboration Agreement

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

Erivedge, which is also referred to as vismodegib, GDC-0449 and RG3616, is an orally bioavailable small molecule which is designed to selectively inhibit the Hedgehog signaling pathway by targeting a protein called

Smoothened. In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for adults with advanced forms of BCC. Genetic mutations that lead to unregulated activation of Hedgehog signaling are found in BCC and medulloblastoma. Aberrant signaling in the Hedgehog pathway is implicated in over 90% of BCC cases. Many other cancers have abnormal Hedgehog signaling that is not linked to Hedgehog pathway mutations.

Erivedge is FDA-approved for adults with advanced forms of BCC and is being developed in various cancer indications under a collaboration agreement with Genentech. Genentech and Roche are responsible for the clinical development and commercialization of Erivedge and it is currently marketed and sold in the U.S. Erivedge is also approved for use in the European Union, Australia and several other countries, and Roche has begun selling Erivedge in several territories outside of the U.S. It is also under regulatory review in multiple other territories worldwide.

Roche has indicated that it expects to re-initiate a Phase 2 study of Erivedge in idiopathic pulmonary fibrosis and Erivedge is also currently being tested in clinical trials for the treatment of other cancers under collaborative agreements between Genentech and either third-party investigators or the U.S. National Cancer Institute, or NCI.

Pursuant to the terms of our collaboration agreement, we are entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. We are aware of one competing Hedgehog pathway inhibitor that is currently the subject of applications for marketing approval in the United States and European Union. We cannot predict whether or when this competing drug candidate will be approved, although we believe that such review process typically takes up to one year or more, subject to extension. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase our estimated repayment period of the loan made by BioPharma Secured Debt Fund II Sub, S.à r.l., or BioPharma-II.

In November 2012, in connection with a $30,000,000 loan made by BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors, to our subsidiary Curis Royalty, LLC, or Curis Royalty, we transferred to Curis Royalty our rights to receive (i) royalty payments on the commercial sales of Erivedge owed by Genentech under our collaboration agreement, (ii) certain other royalty-related payments, if any, including amounts owed by Genentech with respect to the underpayment of royalties and accrued interest on payments which are not timely made by Genentech pursuant to the collaboration agreement and (iii) any payments made by Genentech to Curis pursuant to Genentech’s indemnification obligations under the collaboration agreement.

The loan from BioPharma-II, which bears interest at an annual rate of 12.25% will be repaid by Curis Royalty from the proceeds of the royalty and royalty-related payments that it receives from time to time from Genentech. Quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, as described below, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. In 2016, there are no caps to the amounts Curis Royalty will be required to pay to BioPharma-II. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. As a result, we will continue to record royalty revenue from Genentech but expect the majority, if not all, of such revenues, subject to the above caps, will be used to pay down the loan received from BioPharma-II until it is repaid in full. As of December 31, 2014, the balance of principal plus accrued interest on the loan to Curis Royalty, gross of issuance costs, was $28,699,000. We currently estimate that the loan will be fully repaid in 2017. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments we receive are lower than our current estimates, which could arise due to factors beyond our control, such as due to competitive factors, decreased market acceptance, a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval, and other factors described under “Part I, Item 1A—Risk Factors.” For example, as described above, the royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge.

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

Roche is also conducting additional exploratory studies in patients with less severe forms of basal cell carcinoma. In 2013, Roche initiated a randomized, double-blind, regimen-controlled, Phase 2 clinical study assessing the efficacy and safety of two different Erivedge regimens in approximately 220 patients with multiple BCC lesions. Over the course of the 72 week study, one subset of patients is receiving oral treatment once daily on a repeating intermittent schedule of Erivedge for 12 weeks followed by placebo for eight weeks. A second subset of patients is receiving oral treatment once daily for an initial period of 24 weeks, followed by a repeating intermittent schedule of placebo for eight weeks placebo followed by Erivedge for eight weeks. The primary endpoint is the relative percentage reduction from baseline in the number of clinically evident basal cell carcinomas at week 73 in the two regimens. In addition, in 2013, Roche initiated a randomized, double-blind, placebo-controlled study to assess the efficacy and safety of Erivedge with surgery in approximately 75 patients with BCC. Patients have been randomized to receive oral daily doses of either Erivedge or placebo for 12 weeks prior to Mohs micrographic surgery. The primary outcome is the percent change in surgical defect area post-study drug.

In addition to the BCC clinical trials being conducted directly by Genentech and Roche, Erivedge is also currently being tested in trials under collaborative agreements between Genentech and either third-party investigators or the NCI.

In June 2014, Roche filed an IND application with the FDA to initiate a multicenter, Phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis, or IPF. IPF is a chronic, debilitating lung disease with unknown cause that occurs in adults and has very poor prognosis. The disease is characterized by thickening or scarring of lung tissue (fibrosis) over time, resulting in decreased oxygen supply to the brain and other organs. The IPF Phase 2 trial is the first clinical study sponsored by Roche in a non-oncology indication and this IND filing resulted in a $3,000,000 cash milestone payment to us. Although the Phase 2 study was opened, no patients were enrolled in the study and in August 2014, enrollment in this study was suspended by Roche pending potential revisions to the study protocol. Roche has indicated that it intends to re-initiate this study.

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

Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59,000,000 to date. We are also eligible to receive royalties on sales of any Hedgehog pathway inhibitor products that are successfully commercialized by Genentech and Roche. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter.

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

Website Access to Reports

We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive textual reference only. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. In addition, we provide paper copies of our filings free of charge upon request. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Curis who requests it.

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

In the U.S., as of December 31, 2014, we have 94 issued or allowed patents expiring on various dates between 2015 and 2033 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.

Hedgehog Pathway.     As of December 31, 2014, we have 65 issued U.S. patents or allowed U.S. applications expiring on various dates between 2015 and 2031, which relate to the Hedgehog pathway. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog pathway.

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

Targeted Drug Candidates.     We have exclusively licensed worldwide rights from Genentech covering the IAP inhibitor CUDC-427, which includes 3 issued U.S. patents that expire between 2025 and 2033 as well as an allowed application. The portfolio consists of a broad filing which cover a genus of compounds which embrace CUDC-427 and their methods of use thereof, as well as a narrow filing which specifically covers CUDC-427, as well as pharmaceutical compositions and methods of use thereof. The exclusively licensed portfolio also includes rights to foreign filings corresponding to the aforementioned U.S. filings.

In addition to the licensed patents covering CUDC-427, as of December 31, 2014, we have 22 issued or allowed U.S. patents which expire on various dates between 2027 and 2032, and several U.S. and foreign utility patent applications directed to our targeted inhibitor classes of novel small molecules, as well as U.S. and foreign patent applications which generically claim the platform concept itself. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.

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

Research and Development Program

As of December 31, 2014, our research and development group consisted of 21 employees, including oncologists, molecular biologists, cell biologists, chemists, pharmacologists and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.

For the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $13,659,000, $12,927,000 and $15,492,000, respectively on company-sponsored research and development activities. We had no collaborator-sponsored research and development expense for the years ended December 31, 2014, 2013 and 2012.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which allows human clinical trials to begin unless the FDA objects within 30 days;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;

•	satisfactory review of the NDA by an FDA advisory committee, where appropriate or if applicable;

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

Preclinical Studies

Preclinical studies can include in vitro and animal studies to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some preclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Following commencement of a clinical trial under an IND, the FDA may place a clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease (e.g. cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a new drug application, or NDA, requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.1 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,600 per establishment. These fees are typically increased annually.

Under certain circumstances, the FDA will waive the application fee for the first human drug application that a small business, defined as a company with less than 500 employees, or its affiliate submits for review. An affiliate is defined as a business entity that has a relationship with a second business entity if one business entity controls, or has the power to control, the other business entity, or a third party controls, or has the power to control, both entities.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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

The product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety and effectiveness of drug products.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the reference listed drug. . . .”

Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence A rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity is a drug that contains no active moiety that has been previously approved by FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five year NCE exclusivity, an award of three year exclusivity does not block FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, a NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Hatch-Waxman Amendments). Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, which imposes and civil monetary penalties, and provides for civil whistleblower or qui tam actions, against laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which provides for federal criminal and civil liability for laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

CUDC-907:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both PI3K and HDAC. However, there are commercially-available drugs that individually target HDAC. For example, commercially available HDAC inhibitors include ZolinzaTM (vorinostat), which is produced by Merck & Company, IstodaxTM (romidepsin), which is produced by Celgene Corporation and BeleodaqTM (belinostat) which is produced by Spectrum Pharmaceuticals. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Novartis International AG (panobinostat), Mirati Therapeutics (mocetinostat), Syndax Pharmaceuticals, Inc. (entinostat), MEI Pharma, Inc. (pracinostat), 4SC AG (resminostat and 4SC-202), Acetylon Pharmaceuticals, Inc. (ricolinostat), Italfarmaco S.p.A. (givinostat), and Celleron Therapeutics (CXD101). There are multiple companies testing various PI3K inhibitors- both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There is currently only one approved isoform specific PI3K inhibitor on the market- ZydeligTM (idelalisib), which is marketed by Gilead Sciences, Inc. Some of the other companies developing PI3K inhibitors include Novartis (BKM120/ buparlisib, BYL719), Bayer AG (copanlisib/ BAY 80-6946), Genentech/ Roche (pictilisib, GDC-0941), Infinity Pharmaceuticals, Inc. (duvelisib, IPI-145), Takeda Pharmaceutical Company Limited (MLN1117), GlaxoSmithKline plc (GSK2636771), Pfizer Inc. (PF-05212384), Sanofi (SAR245409), TG Therapeutics, Inc. (TGR-1202), Incyte Corporation (INCB40093), Zenyaku Kogyo Co., Ltd (ZSTK474) and Verastem, Inc. (VS-5584).

Potential Programs Under Aurigene Collaboration.    We expect that in the first half of 2015 we will exercise options to obtain exclusive licenses to at least two programs under our collaboration agreement with Aurigene, including programs that target the inhibition of IRAK4 and the interactions between PD-1 and PD-L1 for the treatment of human cancers. We are aware of at least two other companies that are developing IRAK4 inhibitors for oncology indications: Nimbus Discovery and TG Therapeutics. In addition, there are two approved drugs on the market that target PD-1/ PD-L1 interactions (Bristol-Myers Squibb’s Opdivo™ and Merck & Co.’s Keytruda™) and a number of drug candidates in various stages of development that target similar interactions such as Roche’s MPDL3280A, Merck KGaA’s MSB0010718C (collaborator: Pfizer), AstraZeneca/ MedImmune’s MEDI4736 and MEDI0680, Curetech/ Medivation’s pidilizumab and others.

CUDC-427:    We are aware of several other companies developing antagonists of IAP proteins including, among others, Debiopharm SA (Debio 1143), Novartis AG (LCL161) and TetraLogic Pharmaceuticals, Inc. (birinapant).

CUDC-305: Several companies are investigating HSP90 inhibitors in clinical testing, including, among others, Astex Therapeutics Ltd. (AT13387), Daiichi Sankyo Inc. (DS-2248), Esanex, Inc. (SNX-5422), Novartis International AG (AUY922), Samus Therapeutics, Inc. (PU-H71) and Synta Pharmaceuticals Corp (ganetespib).

Erivedge.    We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least five other companies that have advanced Hedgehog pathway inhibitors into clinical development: Eli Lilly and Company (LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 or XL139), Pfizer Inc. (PF-04449913 ), and Novartis (sonidegib, or LDE225). Other Hedgehog pathway inhibitors are in earlier stages of clinical development. Novartis announced in 2014 that sonidegib had met the primary endpoint in a pivotal trial in patients with advanced basal cell carcinoma and Novartis subsequently filed for regulatory approvals in the United States and European Union. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country.

Many competing companies have financial, marketing and human resource capacities that are substantially greater than our own, which may provide these competitors with significant advantages over us. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products, in manufacturing products on a large scale and in effectively promoting products to healthcare providers, health plans and consumers which may enhance their competitive position relative to ours. In addition to competing with pharmaceutical and biotechnology companies, the products that we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies that are competitive with our products and technologies.

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

Manufacturing

We have no internal experience or capabilities in manufacturing. We currently rely on collaborators or subcontractors, and we have no plans to develop our own manufacturing capability. Instead, we plan to continue to rely on corporate collaborators or subcontractors to manufacture products. If any of our current or planned collaborators or subcontractors encounters regulatory compliance problems or enforcement actions for their own or a collaborative product, it could have a material adverse effect on our business prospects.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop such capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.

Employees

As of December 31, 2014, we had 35 full-time employees, of whom 10 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 21 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Segment Reporting

We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Ali Fattaey, Ph.D	50	President and Chief Executive Officer

Michael P. Gray	44	Chief Financial and Business Officer

Jaye Viner, M.D, MPH	58	Chief Medical Officer and Executive Vice President

Ali Fattaey, Ph.D	Dr. Fattaey has served as our President and Chief Executive Officer and as a director since June 2014. From February 2013 to June 2014, Dr. Fattaey served as our President and Chief Operating Officer. From 2011 until February 2013, Dr. Fattaey served as the President and Chief Executive Officer of ACT Biotech, Inc., a biotechnology company. Dr. Fattaey served as ACT Biotech’s Chief Operating and Scientific Officer from 2008 until 2010. From June 2006 until January 2008, Dr. Fattaey served the Director of Science and Technology at the Melanoma Therapeutics Foundation, a non-profit organization. From January 2005 until June 2006, Dr. Fattaey was a strategic consultant for pharmaceutical and biotechnology companies. Dr. Fattaey was previously employed at Sagres Discovery, Inc., a biotechnology company, as its Chief Scientific Officer from November 2001 until April 2004 and subsequently as the Senior Vice President of Discovery Research at Chiron Corporation following Chiron’s acquisition of Sagres Discovery. Dr. Fattaey was employed by Onyx Pharmaceuticals from January 1994 until June 2001, most recently as its Vice President of Discovery Research. Dr. Fattaey received his Ph.D. in microbiology from Kansas State University in 1989 and was a Research Fellow in Medicine at Harvard Medical School, Massachusetts General Hospital Cancer Center.

Michael P. Gray	Mr. Gray has served as our Chief Financial Officer since December 2006 and as our Chief Business Officer since February 2014. Mr. Gray served as our Chief Operating Officer from December 2006 to February 2013. From December 2003 until December 2006, Mr. Gray served as our Vice President of Finance and Chief Financial Officer and from August 2000 until December 2003, served as our Senior Director of Finance and Controller. From January 1998 to July 2000, Mr. Gray was Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray is a certified public accountant, holds an M.B.A. from the F.W. Olin Graduate School of Business at Babson College, and has a B.S. in accounting from Bryant College.

Jaye Viner, M.D, MPH	Dr. Viner has served as our Chief Medical Officer since August 2013. From April 2012 until August 2013, Dr. Viner served as an Associate Director, Clinical Development—Oncology at MedImmune, LLC. (AstraZeneca). From April 2009 until April 2012, Dr. Viner served as a Medical Director at Millennium: The Takeda Oncology Company, a biotechnology company. From 1995 until March 2009, Dr. Viner held senior leadership positions at the National Cancer Institute and the National Institutes of Health, including Deputy and Acting Director of the Office of Centers, Training and Resources, and Chief of the Gastrointestinal and Other Cancers Research Group in the Division of Cancer Prevention. Dr. Viner received her medical degree from the University of Virginia School of Medicine and her master’s degree in Public Health from Johns Hopkins University Bloomberg School of Public Health.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected, the trading price of our common stock could decline materially and you could lose all or part of your investment.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

We have incurred significant losses since our inception. As of December 31, 2014, we had an accumulated deficit of approximately $779,555,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our current and planned research and development activities for CUDC-907, CUDC-427, CUDC-305, to fund programs we may license and develop under our collaboration with Aurigene, which we expect will require substantial additional capital, and to fund our general and administrative costs and expenses. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study for each of the first two programs under our collaboration with Aurigene.

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under these agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge (subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II). We expect that our only source of cash flows from operations for the foreseeable future will be:

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

The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. We are aware of one competing Hedgehog pathway inhibitor that is currently the subject of applications for marketing approval in the United States and European Union. We cannot predict whether or when this competing drug candidate will be approved, although we believe that such review process typically takes up to one year or more, subject to extension. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase our estimated repayment period of the loan made by BioPharma-II.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. In addition, for the foreseeable future, we will only receive royalties under our collaboration agreement with Genentech to the extent net sales are generated at a level sufficient to derive royalties in excess of Curis Royalty’s obligation to remit such royalties to BioPharma-II in repayment of the loan. We currently estimate that all royalties that we receive from Genentech will be remitted to BioPharma-II until the loan is fully repaid.

To become and remain profitable, we, either alone or with collaborators, must develop and eventually commercialize one or more drug candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than Erivedge, which is being commercialized by Genentech and Roche, our most advanced drug candidates are currently only in early clinical testing.

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

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-907, CUDC-427, CUDC-305 and other drug candidates that we may seek to develop in the future and to fund our general and administrative costs and expenses. Moreover, under the collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which will impose significant potential financial obligations on us. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase I study for each of the first two programs under this collaboration. We expect our expenses to substantially increase in connection with these ongoing activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We anticipate that existing cash, cash equivalents, investments and working capital at December 31, 2014 should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates and maintaining compliance with regulatory requirements;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•

the timing and amount of option exercise fees, milestone payments, royalties and other payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of one of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage development status of a majority of our drug candidates and the early stage of the commercial U.S. launch of Erivedge, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

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

Under the terms of the credit agreement, neither Curis nor Curis Royalty guaranteed any level of future royalty or royalty-related payments or the value of such payments as collateral to the loan. However, in certain circumstances, the obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated, including:

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

Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	payments we may be required to make to collaborators such as Aurigene to exercise license rights and satisfy milestones and royalty obligations;

•	the status of, and level of expenses incurred in connection with, our preclinical and clinical development programs, including development costs relating to CUDC-907, CUDC-427, and CUDC-305;

•	fluctuations in sales of Erivedge and related royalty payments including fluctuations resulting from the impact of future sales of competing products;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma II;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

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

At December 31, 2014, we had $50,539,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. Any deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents and marketable securities and our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline due to the volatility of the stock market in recent years.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in early clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources on our most advanced product candidates, CUDC-907, CUDC-427 and CUDC-305. We have not commenced clinical trials for any other product candidates. In addition, under our agreement with Aurigene, we have the option to license from Aurigene specified drug development programs and we expect to exercise our right to license two such programs in the first half of 2015 and to file IND applications for a development candidate from each program in 2015. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	Aurigene’s ability to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our most advanced product candidates which would materially harm our business.

We are reliant on Genentech and Roche for the successful development and commercialization of Erivedge. If Genentech and Roche do not successfully commercialize Erivedge for advanced BCC, or develop Erivedge for other indications, our future prospects may be substantially harmed.

In January 2012, Erivedge was approved by the FDA as the first and only FDA-approved medicine for people with advanced BCC. Erivedge has also been approved in over 50 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Genentech and Roche are also conducting Phase 2 clinical trials of Erivedge in patients with less severe forms of BCC and Erivedge is currently being tested in other cancers under collaborative agreements between Genentech and either third-party investigators or the NCI. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is no longer accepted as safe, efficacious, cost-effective, and preferable to current therapies in the medical community and by third-party payors;

•

Genentech and/or Roche fail to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the U.S.;

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

In addition, pursuant to the terms of our credit agreement with BioPharma-II, for the foreseeable future, we expect that all royalties that Curis Royalty receives under our collaboration agreement with Genentech will be remitted to BioPharma-II in repayment of our loan until the loan is fully repaid.

The therapeutic efficacy of our drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our drug candidates are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, in connection with our collaboration with Aurigene, we are seeking to discover, develop and commercialize small molecule antagonists for immuno-oncology targets such as immune checkpoints proteins like programmed death ligand-1 or PD-L1 protein and precision oncology targets, and such efforts may not prove to be successful. As such, outside of our collaboration with Aurigene, we are not aware of any small molecules that target immune checkpoint protein interactions in late preclinical or clinical development and we may never be able to successfully develop such drug candidates. Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may forego or delay pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We depend on third parties for the research and, as applicable, development of certain programs. If one or more of our collaborators fails or delays in developing or, as applicable, commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

We currently have a collaboration with Genentech pursuant to which we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog pathway technologies. In addition, we entered into a collaboration, license and option agreement with Aurigene pursuant to which Aurigene may develop various immuno-oncology, selected precision oncology and other potential targets which we will have the option to license and advance into clinical trials. Collaborations involving our product candidates, including our collaborations with Aurigene and Genentech, pose the following risks to us:

•

Our collaborators each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. If a collaborator fails to allocate sufficient time, attention and resources to its collaboration with us, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected. For example, we are dependent on

Aurigene to successfully discover and advance preclinical programs from which we may exercise our option to license drug candidates for future development.

•

Our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the drug candidates that are the subject of its collaboration with us. For example, Genentech/ Roche is involved in the commercialization of many cancer medicines and is seeking to develop several other cancer drug therapies, and Aurigene has other active cancer-focused discovery programs and has also entered into license agreements with other companies that are focused on cancer therapies.

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

•

Our collaborators may, under specified circumstances, terminate their collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.

•

Our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•

If any of our collaborators were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate or program could be delayed, curtailed or terminated.

In addition, our collaboration agreement with Genentech has resulted in the approval in the United States, European Union and several other countries of Erivedge for the treatment of advanced BCC. The commercial success of Erivedge in this patient population is dependent on continued investment by Genentech and Roche and development and market approvals in indications other than in BCC will require significant investments from Genentech and Roche. The success of either the further development or commercialization of Erivedge in advanced BCC and potentially in additional indications is dependent on a number of factors, including the following:

•

Genentech is a wholly-owned member of the Roche Group and as such is subject to the risk that Roche could determine to re-prioritize Genentech’s commercial or development programs which could reduce Genentech’s efforts on the development or commercialization of Erivedge or cause Genentech to terminate our collaboration.

•

Genentech has the first right to maintain or defend intellectual property rights associated with the drug candidate under its agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Genentech does not, our ability to do so may be compromised by Genentech’s acts or omissions.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories outside of the United States. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e.,

Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable Curis to retain development and commercial rights to most of our programs in at the least the United States. Our success will depend, in part, on either our ability to build such capacity or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may continue to result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing product candidates that are similar to the product candidates that are subject to those agreements, such as developing product candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all.

Moreover, if we fail to establish and maintain additional collaborations related to our drug candidates:

•	the development of certain of our current or future drug candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future drug candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as additional clinical, regulatory, sales and marketing expertise, for which we have not budgeted;

•	we will have to bear all of the risk related to the development of any such drug candidates; and

•	our future prospects may be adversely affected and our stock price could decline.

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

•

preclinical and early clinical data are often susceptible to varying interpretations and analyses and even if we, or our collaborators, believe that the results of clinical trials for our product candidates to be successful, regulatory authorities may disagree with our interpretations and analyses;

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

Enrollment delays in our clinical trials, including for the additional clinical trials of CUDC-907, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline. Moreover, our inability to enroll a sufficient number of patients for any of our current or future clinical trials, and/or the reporting of adverse events by companies with competing drug candidates, could result in significant delays or may require us to abandon one or more clinical trials altogether.

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

If we or Genentech and/ or Roche do not obtain, or if there are delays in obtaining, necessary regulatory approvals, then we will not be able to commercialize our drug candidates and our business will be materially impaired and the market price of our common stock could substantially decline.

We and Genentech and/or Roche will be required to obtain regulatory approval in order to successfully advance drug candidates through the clinic and prior to marketing and selling such products. We have limited experience in filing and prosecuting applications to obtain marketing approval. The process of obtaining required regulatory approvals is expensive and the time required for these approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. During the course of this process, the FDA or a foreign equivalent may determine that a drug candidate is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval. With respect to our internal programs, we have limited experience in filing and prosecuting applications to obtain marketing approval.

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

We and Genentech and/or Roche are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of potential future products outside of the U.S. The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA or a foreign equivalent does not ensure approval by regulatory authorities in other countries, and vice versa.

In addition, regulatory agencies may change existing requirements or adopt new requirements or policies. We and Genentech and/or Roche may be slow to adapt or may not be able to adapt to these changes or new requirements.

As a result of these factors, we and Genentech and/or Roche may not successfully begin or complete clinical trials and/or obtain regulatory approval to market and sell drug candidates in the time periods estimated, if at all. Moreover, if we or Genentech and/or Roche incur costs and delay development programs or fail to successfully develop and commercialize products based upon our technologies, our ability to generate revenues will be materially impaired and our stock price could decline.

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

Our future products, including those developed under collaborations with third parties such as Aurigene, may not gain commercial acceptance among physicians, patients and third-party payors, even if necessary marketing approvals have been obtained. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We may not receive Fast Track designation for our product candidates from the FDA, or Fast Track designation may not actually lead to a faster development or regulatory review or approval process.

We intend to seek Fast Track designation for some or all of our product candidates. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Even if our product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

RISKS RELATING TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

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

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog pathway. We believe that there are currently at least five other companies that have progressed Hedgehog pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. (in co-development with the Bristol-Myers Squibb Company); Pfizer Inc.; and Novartis. In February 2014, Novartis announced that its Hedgehog pathway inhibitor met the primary endpoint in a pivotal Phase 2 trial in patients with advanced basal cell carcinoma and is currently the subject of applications for marketing approvals in the United States and European Union. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country.

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

We also expect that we will exercise options to obtain exclusive licenses to at least two programs under our collaboration agreement with Aurigene, including programs that target IRAK4 and the interactions between PD-1 and PD-L1 for the treatment of human cancers. We are aware of at least two other companies that are developing IRAK4 inhibitors for oncology indications: Nimbus Discovery and TG Therapeutics (in-licensed an IRAK4 inhibitor from Ligand Pharmaceuticals). In addition, there are two approved drugs on the market that target PD-1/ PD-L1 interactions (Bristol-Myer Squibb’s OpdivoTM and Merck & Co.’s KeytrudaTM) and a number of drug candidates in various stages of development that target the similar interactions such as Roche’s MPDL3280A, Merck KGaA’s MSB0010718C (collaborator: Pfizer), AstraZeneca/ MedImmune’s MEDI4736 and MEDI0680, Curetech/ Medivation’s pidilizumab and others.

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

Any business that we conduct in China will expose us to risks resulting from adverse changes in political, legal and economic policies of the Chinese government.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” set forth in this report.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultant are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations or those of our collaboration partners could result in a material disruption of our product development programs or those of our collaboration partners. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our drug candidates may be delayed. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Any patent litigation or other proceeding, even if resolved favorably, will likely incur substantial costs and be a distraction to management. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. In addition, our collaborators and licensors may have rights to file and prosecute claims of infringement of certain of our intellectual property and we are reliant on them. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling our future products without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable and we or any collaborative partner may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace.

We face risks relating to the enforcement of our intellectual property rights in Asia that could adversely affect our business.

We have historically conducted synthetic chemistry work through a contract research agreement with a medicinal chemistry provider in China. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Enforcement of intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

In addition, we collaborate with Aurigene, an Indian company, in the development of new therapeutic compounds. Some or all of the intellectual property arising from this collaboration may be developed by Aurigene’s employees, consultants, and third-party contractors, and we license Aurigene’s rights in this intellectual property. Accordingly, our rights depend in part on Aurigene’s contracts with its employees and contractors and Aurigene’s ability to protect its trade secrets and other confidential information in India. Enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we or Aurigene might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by others to compete against us.

We rely significantly on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreement with a medicinal chemistry provider in China, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.

We are party to agreements that provide for licenses to us of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses, including our agreement with Aurigene, impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of patented subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and could lose our ability to develop our products. We may need to license other intellectual property to commercialize future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

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

We have no internal manufacturing experience or manufacturing capabilities and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize products, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.

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

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

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

RISKS RELATING TO OUR COMMON STOCK

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

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through February 18, 2015. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. For example, in July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of the registered common stock that was on this shelf registration statement pursuant to one or more “at the market” offerings. We have received gross proceeds of approximately $16,900,000 as of December 31, 2014 through such sales. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of January 31, 2015, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 38.3% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	entrenching our management or the board of directors.

If securities analysts publish negative evaluations of our stock, the price of our stock could decline.

If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2013	High	Low
First Quarter	$3.68	$2.66
Second Quarter	$4.50	$2.96
Third Quarter	$4.63	$3.20
Fourth Quarter	$4.74	$2.44

Year ended December 31, 2014
First Quarter	$3.40	$2.56
Second Quarter	$2.99	$1.60
Third Quarter	$2.06	$1.35
Fourth Quarter	$1.53	$1.09

Holders.    On February 23, 2015, the last reported sale price of our common stock per share on the NASDAQ Global Market was $3.15 and there were 230 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

Issuer Purchases of Equity Securities.    None.

Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2009 through December 31, 2014, with the cumulative total return on (i) NASDAQ Pharmaceutical Index , (ii) NASDAQ Composite Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2009 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Curis, Inc., the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index,

and the NASDAQ Biotechnology Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CURIS INC.	100.00	60.92	144.00	105.54	86.77	46.15
NASDAQ COMPOSITE INDEX	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ PHARMACEUTICAL INDEX .	100.00	104.24	117.69	161.80	271.53	349.75
NASDAQ BIOTECHNOLOGY INDEX	100.00	106.73	122.40	166.72	286.55	379.71

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees(1)	$3,000	$10,000	$14,000	$14,300	$15,656
Royalties	6,757	3,942	1,530	—	—
Research and development, net (2)	86	1,060	1,442	463	344

Net revenues	9,843	15,002	16,972	14,763	16,000

Costs and expenses:
Cost of royalty revenues	340	198	176	—	—
Research and development.	13,659	12,927	15,493	13,693	11,373
In-process research and development.	—	—	9,500	—	—
General and administrative.	11,707	11,293	10,423	8,273	10,265

Total costs and expenses	25,706	24,418	35,592	21,966	21,638

Loss from operations	(15,863)	(9,416)	(18,620)	(7,203)	(5,638)

Other income (expense):
Interest and other income	165	165	150	100	627
Interest expense	(3,748)	(3,842)	(204)	—	—
Change in fair value of warrants	717	771	2,257	(2,756)	576

Total other income (expenses), net	(2,866)	(2,906)	2,203	(2,656)	1,203

Net loss	$(18,729)	$(12,322)	$(16,417)	$(9,859)	$(4,435)

Basic and diluted net loss per common share	$(0.22)	$(0.15)	$(0.21)	$(0.13)	$(0.06)

Weighted average common shares (basic and diluted)	85,975	82,339	79,059	76,352	74,959

	(in thousands) As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,539	$68,906	$58,701	$37,718	$40,380
Working capital	42,148	53,607	52,873	34,717	37,608
Investment—restricted	166	180	194	236	497
Total assets	62,614	80,591	69,768	48,180	50,649
Long-term obligations (3)	22,763	28,859	31,522	4,518	1,656
Accumulated deficit	(779,555)	(760,827)	(748,505)	(732,088)	(722,229)
Total stockholders’ equity	29,784	45,174	34,267	39,876	45,518

(1)

During the years ended December 31, 2014, 2013, 2012 and 2011, we recognized $3,000,000, $10,000,000, $14,000,000 and $14,000,000 of revenue for cash payments that we earned during each of 2014, 2013, 2012 and 2011, respectively, under our June 2003 Hedgehog pathway inhibitor collaboration with Genentech. During the year ended December 31, 2010, we recognized $11,000,000 of revenue for cash payments that we earned under our August 2009 license agreement with Debiopharm, and we also recognized $4,000,000 in settlement proceeds from Micromet pursuant to the settlement agreement that we entered into in February 2010 to resolve a contract claim we filed related to our June 2001 agreement with Micromet.

(2)	During the years ended December 31, 2013 and 2012, we recognized $650,000 and $1,000,000, respectively, of research and development revenue for milestones that we earned under our November 2011 agreement with LLS.

(3)	Long-term obligations are comprised of the following:

	(in thousands) As of December 31,
	2014	2013	2012	2011	2010
Long-term debt	$22,589	$27,945	$29,839	$—	$—
Warrants	—	717	1,488	4,361	1,605
Deferred rent payments	174	197	195	157	51

Total long-term obligations	$22,763	$28,859	$31,522	$4,518	$1,656

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes, which has completed dose escalation stage of a first-in-man Phase 1 clinical study in patients with relapsed, refractory lymphoma or multiple myeloma. In addition, we recently entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories that is developing novel therapies to treat cancer and inflammatory diseases. We expect to exercise our options during the first half of 2015 to obtain two exclusive licenses under this collaboration including for drug candidates that target an orally-available small molecule antagonist of programmed death ligand-1, or PD-L1 immune checkpoint target, and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4 kinase. Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist inhibitor of apoptosis, or IAP proteins, which has recently completed dose escalation in a Phase 1 clinical trial in patients with solid tumors or lymphoma. We also recently regained rights to our Heat Shock Protein 90, or HSP90, inhibitor Debio 0932 from Debiopharm International S.A., or Debiopharm. We have redesignated this drug candidate as CUDC-305 and are evaluating initiating clinical studies with CUDC-305 in 2015. Our collaborators F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as planned development in other non-oncology indications.

CUDC-907.    In January 2013, we initiated a Phase 1 clinical study of CUDC-907 in patients with relapsed or refractory lymphomas or multiple myeloma. In the fourth quarter of 2014, we established the recommended Phase 2 dose and schedules of administration for further development of CUDC-907and initiated enrollment of patients with diffuse large B-cell lymphoma, or DLBCL, or multiple myeloma in the expansion stage of the Phase 1 study. A preliminary analysis of the eight heavily pre-treated subjects with relapsed, refractory DLBCL disease enrolled in the dose escalation phase showed that three patients have experienced confirmed partial responses and one patient achieved a complete response leading to that patient undergoing an to autologous stem cell transplantation. We expect to present the available data from the Phase 1 study at a medical conference in 2015 and anticipate that we will initiate a Phase 2, registration-directed, randomized study of CUDC-907 in patients with relapsed, refractory DLBCL during the second half of 2015 in order to assess the drug candidate’s efficacy in this indication. Development of CUDC-907 in hematological malignancies is partially supported under a collaboration with The Leukemia & Lymphoma Society, or LLS.

In the fourth quarter of 2014, we initiated a separate Phase 1 trial to investigate CUDC-907 in patients with advanced solid tumors, including those with hormone receptor positive breast cancer or with NUT midline carcinoma.

Aurigene.    In January 2015, we entered into an exclusive, multi-year collaboration with Aurigene that is focused on discovery, development and commercialization of drug candidates in the fields of immuno-oncology and precision oncology. As part of the agreement, Aurigene has granted to us the option to exclusively license multiple compounds including the designated development candidates discovered using their small molecule technology that address molecular targets within the scope of the collaboration. Within the collaboration, Aurigene is responsible for conducting all discovery and preclinical activities, including IND-enabling studies and providing Phase 1 clinical trial supply of the investigational agent, and we are responsible for all clinical development, regulatory and commercialization efforts worldwide, excluding India and Russia, for each candidate for which we exercise an option to obtain a license. We will also make specified payments to Aurigene, including option exercise fees, pre-IND milestones for the first four programs, as well as milestone payments and royalties on any products we successfully commercialize under the collaboration. The lead compounds under the collaboration are orally-available small molecule antagonists of PD-L1 immune checkpoint target and orally-available small molecule inhibitors of IRAK4 kinase in the precision oncology field. We expect to exercise options to obtain exclusive licenses to compounds directed at these targets in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. Because Aurigene is primarily responsible for preclinical development of all program compounds, we expect that a substantial majority of our costs in 2015 related to PD-L1 and IRAK4 will be related to option exercise fees and preclinical milestones. For the first two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study.

CUDC-427.    In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech previously conducted a Phase 1 study in patients with advanced and refractory solid tumors or lymphoma where CUDC-427 was administered at escalating once daily doses for two weeks, followed by a one week rest period in 21-day cycles until disease progression or treatment discontinuation for any other reason. In July 2013, we initiated a single-agent, Phase 1 dose escalation trial of CUDC-427 in patients with advanced and refractory solid tumors or lymphoma using twice-daily treatment schedule with no rest period in 21-day cycles. In November 2013, we received written notification from the United States Food and Drug Administration, or FDA, that the Phase 1 trial of CUDC-427 was placed on partial clinical hold following the report of death of a patient who progressed to liver failure approximately one month following the discontinuation of CUDC-427 dosing. In February 2014, we responded to the FDA’s requests for additional information and also submitted an amendment to the trial protocol. In March 2014, the FDA completed its review of our complete response submission and determined that it was safe to proceed under the IND and lifted the partial clinical hold on the Phase 1 trial of CUDC-427. In the fourth quarter of 2014, we completed the dose escalation stage of a Curis-sponsored Phase 1 study in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily. We have established 300 mg daily dose given on a 14 days “on”, 7 days ‘off” schedule as the recommended dose and schedule for further development of CUDC-427 and we expect to enroll patients with lymphoma, including those with DLBCL and mucosa associated lymphoid tissue, or MALT, lymphoma in an expansion cohort later in 2015.

CUDC-305.    We have recently regained the worldwide development and commercialization rights to Debio 0932 from Debiopharm. During the fourth quarter of 2014, Debiopharm determined that it would not advance Debio 0932 to the Phase 2 stage of the HALO, or HSP90 inhibition And Lung cancer Outcomes, study. Debiopharm determined that the results from the Phase 1 portion of the HALO study were inconclusive although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial. In February 2015, we entered into a termination and transition agreement with Debiopharm pursuant to which Debiopharm has returned to us all future development and commercialization rights to Debio 0932, which we have redesignated as CUDC-305. While we do not plan to continue to investigate CUDC-305 in non-small cell lung cancer, we are evaluating initiating clinical studies with CUDC-305 in 2015, including trials in patients with systemic mastocytosis and glioblastoma multiforme, either in company-sponsored or investigator sponsored studies.

Erivedge.    Erivedge is the first and only FDA approved medicine for the treatment of metastatic or locally advanced basal cell carcinoma, or BCC, and is being developed and commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. In January 2012, the FDA approved the Erivedge for treatment of adults with BCC that has spread to other parts of the body, or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation, collectively considered as advanced BCC. In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge and in July 2013, the European Commission granted conditional approval for the marketing of Erivedge in all 28 European Union member states. Erivedge’s approval in the United States, Europe, Australia and several other countries are based on positive clinical data from the ERIVANCE BCC/SHH4476g trial, a pivotal Phase 2 study of Erivedge in patients with advanced BCC. Under the provisions of the conditional approval in Europe, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE, which is an international, single-arm, open-label multicenter trial in patients with advanced forms of BCC. The STEVIE trial has completed enrollment of approximately 1,200 patients and interim analyses from the study confirmed a safety profile similar to that observed in previous studies of Erivedge in BCC patients. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as pursuing its potential development in other non-oncology indications.

Our Collaborations and License Agreements

Our current collaborations and license agreements are summarized as follows:

Aurigene

Collaboration Overview.    On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. Under the collaboration agreement, Aurigene granted us option to obtain exclusive, royalty-bearing licenses under relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds.

The lead compounds under our collaboration agreement are directed at developing orally available small molecules that will target the modulation of the PD-L1 pathway and IRAK4 kinase, respectively.

For each program, Aurigene has granted us an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world with the exception of India and Russia. Upon exercise of the option for a particular program, Aurigene will grant us the royalty-bearing license described above for such program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.

Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock in partial consideration for the rights granted to us under the collaboration agreement. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments.    We have agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•

for the first two programs: up to $52.5 million per program, including up to $10 million for an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•

for the third and fourth programs: up to $50 million per program, including up to $7.5 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•

for any program thereafter: up to $140.5 million per program, including up to a total of $53 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Royalties on Net Sales by Curis.    We have agreed to pay Aurigene tiered royalties on our and our affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.

Amounts that we Receive from Sublicensees.    We have agreed to make the following payments to Aurigene upon our entry into sublicense agreements on any program(s):

•

with respect to amounts that we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including for example 25% of such amounts following our initiation of Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•

with respect to sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•

with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.

Our royalty payment obligations (including with respect to royalties on sales by sublicensees) under the Collaboration Agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country and (ii) 10 years from the first commercial sale of such product in such country.

For additional information regarding the terms and termination provisions of this agreement, see “Business—Collaborations—Aurigene Agreement.”

Genentech

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

We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59,000,000 to date. Pursuant to the terms of our collaboration agreement with Genentech, we are also entitled to a royalty on net sales of Erivedge. The royalty rate escalates from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. We recognized $6,757,000 and $3,942,000 in such revenue for sales of Erivedge during the years ended December 31, 2014 and 2013, respectively. In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of December 31, 2014, Curis Royalty owed a total of $28,699,000, gross, to BioPharma-II comprised of principal and accrued interest. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter.

We are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $340,000 during the year ended December 31, 2014. We have incurred an aggregate of $713,000 to university licensors upon receipt of royalties since Erivedge was approved, including a one-time milestone payment to a university licensor of $100,000 on the first commercial sale of Erivedge in 2012.

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

Debiopharm

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932, to Debiopharm. Debiopharm completed Phase 1 testing of this drug candidate and in August 2012, Debiopharm initiated the HALO, or HSP90 inhibition And Lung cancer Outcomes, Phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV non-small cell lung cancer, or NSCLC, without known epidermal growth factor receptor, or EGFR, mutations. The primary objective of this trial was to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed or cisplatin/ gemcitabine on the rate of progression-free survival at 6 months in first-line therapy of patients in this trial population. Debiopharm reviewed data from the Phase 1 portion of the HALO study and determined that the results from the Phase 1 portion of the HALO study were inconclusive although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, we entered into a termination and transition agreement, which we refer to as the transition agreement, with Debiopharm to terminate our August 2009 license agreement, effective February 5, 2015. We have redesignated the molecule CUDC-305. While we do not plan to continue to investigate CUDC-305 in non-small cell lung cancer, we are evaluating initiating clinical studies with CUDC-305 in 2015 and we are exploring the potential to test the molecule in other indications, including in systemic mastocytosis and glioblastoma multiforme, either in company-sponsored or investigator sponsored studies. Under the terms of the transition agreement, the licenses and all other rights granted by us related to CUDC-305 have been terminated and reverted to Curis effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305, and Debiopharm will transfer to us the U.S. investigational new drug application related to CUDC-305. Debiopharm also assigned its sole patent application related to CUDC-305 to us.

Under the terms of the transition agreement, Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm to pursue the manufacturing of CUDC-305.

We paid $750,000 to Debiopharm shortly after the termination date, primarily in consideration for Debiopharm providing drug product for use in our future clinical studies. In addition, we have agreed to make each of the following contingent one-time payments to Debiopharm: (i) $3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of CUDC-305; and (ii) $10,000,000 within 30 days after receipt of the first marketing approval for CUDC-305 in the U.S. or any specified major European market (whichever occurs first). We have also agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305 and to pay Debiopharm the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii)15% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $20,000,000, unless such sublicense payments are attributable to our grant to a third party sublicensee of a license or sublicense to develop or commercialize a topical formulation of CUDC-305 for local, non-systemic delivery for the treatment of psoriasis, in which case there is no such maximum aggregate.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $779,555,000 as of December 31, 2014.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of December 31, 2014 should enable us to maintain current and planned operations into 2016. Our ability to continue funding our planned operations into and beyond this point is dependent on future contingent payments that we may receive from Genentech or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories, respectively;

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907, CUDC-427 and CUDC-305 as well as obtain promising results from these trials; and

•	Aurigene’s ability to advance its preclinical immuno-oncology and precision oncology drug candidates toward clinical testing and our ability to progress these programs clinically.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Financial Operations Overview

General.    Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of December 31, 2014 should enable us to maintain current and planned operations into 2016.

Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty, entered into a $30,000,000 debt transaction with BioPharma-II at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $3,000,000 per quarter in 2015, will be applied first, to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives. In 2016, there are no caps to the amounts Curis Royalty will be required to make to BioPharma-II. Curis Royalty retains the right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. During 2013, Curis Royalty began making payments to BioPharma-II upon receipt of Erivedge royalties. As of December 31, 2014, the outstanding principal and interest due under the loan is $28,699,000.

Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. For the year ended December 31, 2014, milestone and royalty payments from Genentech accounted for $9,796,000, or approximately 100%, of our total revenue, all of which related to the development and commercialization of Erivedge. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, we expect that all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to quarterly caps, until such time as the loan is fully repaid. We currently estimate that the debt will be repaid in the first half of 2017. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments we receive are lower than our current estimates, which could arise due to factors beyond our control, such as due to the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part I, Item 1A—Risk Factors.”

We could receive additional milestone payments from Genentech and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In June 2014, Roche filed an IND application with the FDA to initiate a Phase 2 clinical study of Erivedge in patients with IPF, which represents the first clinical study by Roche in a non-oncology indication and resulted in a $3,000,000 cash milestone payment to us, which was received in July 2014. Although the Phase 2 study was opened, no patients were enrolled in the study and in August 2014 enrollment in this study was suspended by Roche pending additional changes in the study protocol. We received milestone payments from Genentech totaling $10,000,000 during the year ended December 31, 2013 for the achievement of development objectives related to market approvals of Erivedge. Our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical, development and regulatory objectives, if any are met, under new collaborations or our existing collaborations with Genentech and LLS and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and LLS cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

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

Drug Candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Advanced lymphomas and multiple myeloma	Internal development/LLS	Phase 1

	HER 2-/ ER+ or PR+ breast cancer and NUT midline carcinoma	Internal development	Phase 1

Aurigene Immuno-Oncology
- PD-L1 antagonist	Cancers	Aurigene	Preclinical*

Aurigene Precision Oncology
- IRAK4 Inhibitor	Hematological cancers	Aurigene	Preclinical*

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Internal development	Phase 1

HSP90 Inhibitor
- CUDC-305	Cancers	Internal development	Regained global rights in February 2015; evaluating initiating clinical studies in 2015, including in systemic mastocytosis and glioblastoma multiforme

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; regulatory submissions made in certain other territories

- Erivedge	Preceding excision and multiple BCC	Roche	Phase 2
- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2; patient enrollment currently suspended to allow for protocol amendment

*	We have an option to exclusively license molecules under the terms of our agreement with Aurigene.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, including our warrant liability, debt classification and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis we can reasonably estimate when the performance obligation ceases or becomes inconsequential, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

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

Reimbursement of Costs.    Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the provisions of the FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Consideration, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, Erivedge royalties we earn will service Curis Royalty’s debt to BioPharma-II, and only amounts in excess of certain quarterly repayment caps, if any, will be available to us for use in operations. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, we expect to attribute the royalty payments to the services being provided under the arrangement and therefore recognize such royalty payments as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above.

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

We have recorded employee and director stock-based compensation expense of $3,141,000, $2,651,000 and $3,269,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We estimate that we will record approximately $3,250,000, in stock-based compensation expense in 2015. We have granted and expect that we may grant additional options in 2015 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2015 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.

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

Our cash equivalents and short- and long-term investments have been classified as either Level 1 or Level 2 assets. We do not hold any asset-backed or auction rate securities. Short-term accounts receivable and accounts payable are reflected in the consolidated financial statements at net realizable value, which approximates fair value due to the short-term nature of these instruments.

In 2010, we completed a registered direct offering in which we issued warrants to purchase shares of our common stock, and the warrants were deemed to be a liability. We estimate the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants. In using this model, the fair value is determined by applying Level 3 inputs, which have included assumptions around the estimated future stock price of our common stock and varying probabilities that certain events will occur. Significant increases or decreases in any of these assumptions would materially impact the fair value of the warrants and our financial statements. The warrants were revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability will be recognized in our financial statements. All warrants outstanding at December 31, 2014 expired unexercised in January 2015 pursuant to the terms of the warrant agreements and will not have a financial statement impact in subsequent reporting periods.

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

We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2014, 2013 and 2012, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2014, 2013 and 2012.

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

Debt Classification

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

The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement.

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification is based on our best estimate of the timing of amounts to be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. We currently estimate that the loan will be repaid in 2017. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as due to competitive factors, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, Curis Royalty is currently entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. We are aware of one competing Hedgehog pathway inhibitor that is currently the subject of applications for marketing approval in the United States and European Union. We cannot predict whether or when this competing drug candidate will be approved, although we believe that such review process typically takes up to one year or more, subject to extension. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase our estimated repayment period.

Results of Operations (all amounts rounded to the nearest thousand)

Years Ended December 31, 2014 and 2013

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2014	2013
REVENUES:
Royalty revenues from Genentech	$6,757,000	$3,942,000	71%
Research and development, net	86,000	1,060,000	(92%)
License fees	3,000,000	10,000,000	(70%)

Total revenues	$9,843,000	$15,002,000	(34%)

Total revenues decreased by $5,159,000, or 34%, to $9,843,000 for the year ended December 31, 2014 as compared to $15,002,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we received a payment of $3,000,000 from Genentech in connection with Genentech’s June 2014 filing of an IND application to initiate a Phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis. Our license fee revenues of $10,000,000 for the year ended December 31, 2013 are related to payments we received from Genentech upon marketing approvals of Erivedge in Europe and Australia. In addition, we recognized research and development revenues of $650,000 under our agreement with LLS associated with our development of CUDC-907 during the year ended December 31, 2013. We did not receive any such payments from LLS during the year ended December 31, 2014. Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased by $2,815,000, or 71%, to $6,757,000 for the year ended December 31, 2014 as compared to $3,942,000 for the year ended December 31, 2013.

All potential future revenues under our current collaboration agreements with Genentech and LLS are either (i) contingent payments based on the achievement of clinical and regulatory objective milestones or (ii) royalties on future net sales made by Genentech and Roche.

Cost of Royalty Revenues.    Cost of royalty revenues increased to $340,000 from $198,000 for the years ended December 31, 2014 and 2013, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2014	2013
CUDC-907	$7,154,000	$4,424,000	62%
CUDC-427	4,504,000	5,078,000	(11%)
CUDC-101	629,000	1,310,000	(52%)
Erivedge	157,000	158,000	(1%)
CUDC-305	31,000	36,000	(14%)
Discovery research	363,000	542,000	(33%)
Sublicense fees under Genentech collaboration	150,000	500,000	(70%)
Stock-based compensation	671,000	879,000	(24%)

Total research and development expenses	$13,659,000	$12,927,000	6%

Total research and development expenses increased $732,000, or 6%, for the year ended December 31, 2014 as compared to the prior year, primarily related to increased spending on CUDC-907 offset by decreased spending on other development programs and discovery research. Spending on CUDC-907 increased $2,730,000, or 62%, during the year ended December 31, 2014 as compared to the prior year related to our ongoing Phase 1 clinical trial of CUDC-907 as well as initial expenses related to a second Phase 1 clinical trial of CUDC-907 in solid tumors, which began enrolling patients in the fourth quarter of 2014.

Increased spending on CUDC-907 was offset by decreased spending on CUDC-427 of $574,000 during the year ended December 31, 2014, as a result of the re-initiation of this Phase 1 clinical trial in June 2014 that continues to enroll patients. Spending related to our CUDC-101 and discovery research programs also decreased by $860,000 during the year ended December 31, 2014 as compared to 2013, primarily due to the completion of our Phase 1 trial of CUDC-101 in head and neck cancers in 2013 and continued research efforts for an oral formulation of this molecule in 2014. Other internal resources allocated to CUDC-101 in the prior year, primarily personnel, were rea-allocated to our CUDC-907 and CUDC-427 clinical development programs, during the year ended December 31, 2014.

Finally, sublicense fees that we incurred related to third party obligations on milestone payments we received from Genentech decreased by $350,000 from the prior year and stock-based compensation decreased by $208,000 related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period. Fluctuations in our stock price will result in fluctuations in the related expense.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-907 and CUDC-427, and any development programs resulting from our collaboration with Aurigene. In addition, we will be obligated to pay Aurigene milestone payments upon achievement of specified preclinical and development objectives in certain territories and royalties on net sales of drug candidates resulting from that collaboration, if any. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study for each of the first two programs under our collaboration with Aurigene. . We will be obligated to pay sublicense fees for any milestone payments we may receive upon achievement of specified regulatory objectives and royalty payments on net sales of Erivedge in the U.S. We will also be obligated to pay Genentech milestone payments upon the first commercial sale of CUDC-427 in certain territories and royalties on net sales of CUDC-427, if any. We will also be obligated to pay LLS up to 2.5 times the amount of funding that we have received from LLS in support of our development of CUDC-907 should CUDC-907 be partnered or commercialized on or after completion of a Phase 2a trial. As of December 31, 2014, we have received $1,650,000 under our agreement with LLS, which would result in a maximum payment to LLS of $4,125,000. If our developments efforts are successful, we anticipate that we would receive additional payments from LLS and that our corresponding potential obligation would increase accordingly.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2014	2013
Personnel	$3,852,000	$3,491,000	10%
Occupancy and depreciation	367,000	353,000	4%
Legal services	1,740,000	2,496,000	(30%)
Consulting and professional services	2,023,000	1,548,000	31%
Insurance costs	360,000	330,000	9%
Other general and administrative expenses	976,000	953,000	2%
Stock-based compensation	2,389,000	2,123,000	13%

Total general and administrative expenses	$11,707,000	$11,294,000	4%

General and administrative expenses increased by $413,000, or 4%, during the year ended December 31, 2014 as compared to the prior year, primarily due to an increase in personnel costs of $361,000 related to an increase in the number of administrative employees. We also recorded an increase in consulting and professional services, including audit-related expenses, of $475,000. Stock-based compensation also increased $266,000 as a result of an increase in the number of options granted during the year ended December 31, 2014 as compared to the prior year.

Partially offsetting these increases, legal fees decreased $756,000 from the prior year due to decreased spending on patent costs which includes fees related to foreign patent filings and various other corporate matters.

Change in Fair Value of Warrant Liability.    In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants had an initial exercise price of $3.55 per share and had a five year term, and the fair value of the warrants was recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model. The warrants were revalued each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants. All of the outstanding warrants at December 31, 2014 expired unexercised on January 27, 2015 in accordance with the warrant terms.

We estimated that the warrants had a fair value of zero at December 31, 2014 due to decreases in the remaining term and our common stock price using this Black-Scholes option pricing model with the following assumptions: expected volatility of 82%, risk free interest rate of 0%, expected life of 0.1 years and no dividends. We recorded the fair value of the warrants at December 31, 2013 as $717,000 using this model with the following assumptions: expected volatility of 65%, risk free interest rate of 0.2%, expected life of 1.1 years and no dividends. We recorded other income of $717,000 and $771,000 for the years ended December 31, 2014 and 2013, respectively, related to changes in the assumptions used in the valuation of the warrants, including changes in our stock price, during the respective periods.

Other Expense (Income)

For the years ended December 31, 2014 and 2013, interest expense was $3,748,000 and $3,842,000, respectively. The decrease in interest expense was related to a lower principal balance throughout 2014 on Curis Royalty’s outstanding debt with BioPharma-II.

For the years ended December 31, 2014 and 2013, interest income was $165,000 each year, respectively.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $18,729,000 for the year ended December 31, 2014, as compared to $12,322,000 for the year ended December 31, 2013.

Results of Operations (all amounts rounded to the nearest thousand)

Years Ended December 31, 2013 and 2012

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2013	2012
REVENUES:
Royalty revenues from Genentech	$3,942,000	$1,530,000	158%
Research and development, net	1,060,000	1,442,000	(26%)
License fees	10,000,000	14,000,000	(29%)

Total revenues	$15,002,000	$16,972,000	(12%)

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

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2013	2012
CUDC-907	$4,424,000	$4,046,000	9%
CUDC-427	5,078,000	11,000	46,064%
CUDC-101	1,310,000	4,497,000	(71%)
Erivedge	158,000	151,000	5%
CUDC-305	36,000	57,000	(37%)
Discovery research	542,000	3,541,000	(85%)
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	500,000	2,114,000	(76%)
Stock-based compensation	879,000	1,075,000	(18%)

Total research and development expenses	$12,927,000	$15,492,000	(17%)

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

Change in Fair Value of Warrant Liability.    As a result of revaluing the warrants issued in January 2010, we recorded other income of $771,000 and $2,257,000 for the years ended December 31, 2013 and 2012, respectively, related to changes in the assumptions used in the valuation of the warrants, including changes in our stock price, during the respective periods. During the year ended December 31, 2012, warrants to purchase 237,301 shares of our common stock were exercised.

Other Expense (Income).

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

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II through December 31, 2014 totaled $8,901,000, of which $1,587,000 has been applied to the principal portion of the debt with the remainder paying interest. As of December 31, 2014, Curis Royalty owed a total of $28,699,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest.

Since 2012, we received aggregate milestone payments totaling $27,000,000 under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s net sales of Erivedge. Royalty revenues earned subsequent to December 2012 are being used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon earning any such payments, as well as on royalties that are earned in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

In July 2013, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Through December 31, 2014, we have sold 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs.

At December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $50,539,000, excluding our restricted investments of $166,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities was $16,813,000 during the year ended December 31, 2014, primarily the result of our net loss for the period of $18,729,000 and repayments of capitalized interest on our debt of $714,000. These decreases in cash were offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation which totaled $2,755,000. Changes in certain operating assets and liabilities had offsetting impacts on operating cash during the year ended December 31, 2014. During the year ended December 31, 2014, we received $9,757,000 in milestone and royalty payments under our collaborations with Genentech. Offsetting these cash receipts, we incurred operating and other expenses of $28,572,000.

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

We expect to continue to use cash in operations as we seek to advance our drug candidates and at least two programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities provided cash of $16,273,000 and used cash of $13,618,000 for years ended December 31, 2014 and 2013, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods. The decrease in investments during the year ended December 31, 2014 was the result of the need for cash to fund our operations, and the increase in investments during the year ended December 31, 2013 was the result of increases in cash receipts. In addition, during the years ended December 31, 2014 and 2013, we reduced our restricted investments, resulting in an increase in our available cash for the periods of $14,000 in each respective period. These increases in cash were offset by purchases of research equipment totaling $92,000 and $153,000 during the years ended December 31, 2014 and 2013, respectively.

Financing activities used cash of $1,304,000 for the year ended December 31, 2014 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $1,587,000, offset by $283,000 in proceeds from the exercise of stock options. Financing activities provided cash of $20,001,000 for the year ended December 31, 2013. We received $16,246,000 in net proceeds from sales of common stock under our sales agreement with Cowen for the year ended December 31, 2013. We also received proceeds of $4,016,000 from the exercise of stock options during the year ended December 31, 2013. These proceeds were offset by the payment of debt issuance costs of $261,000 related to Curis Royalty’s financing transaction with BioPharma-II.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2014, we had an accumulated deficit of approximately $779,555,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CUDC-427, CUDC-305, and to fund our general and administrative costs and expenses.

In addition, in January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. The first two programs under the collaboration are an orally-available small molecule antagonist of programmed death ligand-1 (PD-L1) in the immuno-oncology field and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field. We expect to exercise our options to obtain exclusive licenses to both programs and file IND applications for a development candidate from each in 2015. Developing programs under our collaboration with Aurigene will require substantial additional capital. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in the first half of 2015 and to file IND applications for a development candidate from each program later in 2015. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study for each of the first two programs under our collaboration with Aurigene.

We have historically derived a substantial portion of our operating cash flow from the research funding portion of collaboration agreements with third parties. However, we have no current research funding revenue under these agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge (subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II). We expect that our only source of cash flows from operations for the foreseeable future will be:

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

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount and likelihood of us receiving payments under such collaborations is highly uncertain. In addition, for the foreseeable future, we will only receive royalties under our collaboration agreement with Genentech to the extent net sales are generated at a level sufficient to derive royalties in excess of Curis Royalty’s obligation to remit such royalties to BioPharma-II in repayment of the loan. We currently estimate that all royalties that we receive from Genentech will be remitted to BioPharma-II until the loan is fully repaid.

To become and remain profitable, we, either alone or with collaborators, must develop and eventually commercialize one or more drug candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than Erivedge, which is being commercialized by Genentech and Roche, our most advanced drug candidates are currently only in early clinical testing.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at December 31, 2014, should enable us to maintain current and planned operations into 2016. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates and maintaining compliance with regulatory requirements;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•

the timing and amount of option exercise fees, milestone payments, royalties and other payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

We may seek additional funding through public or private financings of debt or equity. The market for emerging life science stocks in general, and the market for our common stock in particular, are highly volatile. Due to this and various other factors, including potentially adverse general market conditions and the early-stage development status of a majority of our drug candidates and the early stage of the commercial U.S. launch of Erivedge, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders.

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

Contractual Obligations

As of December 31, 2014 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement(1)	$35,098	$9,150	$25,948	$—	$—
Operating lease obligations(2)	2,086	651	1,376	59	—
Outside service obligations(3)	1,021	731	290	—	—
Licensing obligations(4)	91	91	—	—	—

Total future obligations	$38,296	$10,623	$27,614	$59	$—

(1)	As of December 31, 2014, the outstanding balance, including interest, on the debt was $28,699,000. The above amounts reflect management’s estimates of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with BioPharma-II and assumptions of future Erivedge royalties as of December 31, 2014. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.

(2)	We are party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010, and expires in February 2018. The total remaining cash obligation for the base rent over the initial term of the lease agreement is approximately $2,086,000. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments and exclude any impact of an early termination payment as defined in the agreement.

(3)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2014. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(4)	Licensing obligations include only obligations that are known to us as of December 31, 2014. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and specified other objectives. For example, contingent payments to sublicensors related to future development milestones would total $2,800,000, or 5%, if all of the $56,000,000 in remaining milestones under our June 2003 Genentech collaboration are achieved. These future obligations, and those related to Aurigene and Debiopharm, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood of which cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2014.

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

Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since December 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2015

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,747,411	$9,591,487
Investments	42,002,782	48,588,135
Short-term investment—restricted	13,877	13,877
Accounts receivable	1,960,995	1,477,188
Prepaid expenses and other current assets	489,844	495,260

Total current assets	52,214,909	60,165,947

Property and equipment, net	407,738	445,655
Long-term investments	788,768	10,726,685
Long-term investment—restricted	152,610	166,487
Goodwill	8,982,000	8,982,000
Other assets	67,544	104,034

Total assets	$62,613,569	$80,590,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,349,183	$2,036,864
Accrued liabilities	2,007,699	1,911,479
Current portion of long-term debt, net	5,709,985	2,610,174

Total current liabilities	10,066,867	6,558,517
Long-term debt, net	22,589,058	27,945,186
Warrants	—	716,786
Other long-term liabilities	174,018	196,734

Total liabilities	32,829,943	35,417,223

Commitments (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized at December 31, 2014 and 2013, respectively; 87,253,657 shares issued and 86,030,811 shares outstanding at December 31, 2014; 87,081,862 shares issued and 85,859,016 shares outstanding at December 31, 2013	872,537	870,819
Additional paid-in capital	810,001,410	806,660,340
Treasury stock (at cost, 1,222,846 shares at December 31, 2014 and 2013, respectively)	(1,524,029)	(1,524,029)
Accumulated deficit	(779,555,295)	(760,826,561)
Accumulated other comprehensive loss	(10,997)	(6,984)

Total stockholders’ equity	29,783,626	45,173,585

Total liabilities and stockholders’ equity	$62,613,569	$80,590,808

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2014	2013	2012
Revenues:
License fees	$3,000,000	$10,000,000	$14,000,000
Royalties	6,757,023	3,942,136	1,529,644
Research and development, net	86,458	1,059,896	1,442,347

Total revenues	9,843,481	15,002,032	16,971,991

Costs and Expenses:
Cost of royalties	339,578	197,796	176,482
Research and development	13,659,398	12,926,834	15,492,302
In-process research and development	—	—	9,500,000
General and administrative	11,706,754	11,293,811	10,423,014

Total costs and expenses	25,705,730	24,418,441	35,591,798

Loss from operations	(15,862,249)	(9,416,409)	(18,619,807)

Other Income (Expense):
Interest income	165,103	164,650	149,937
Interest expense	(3,748,374)	(3,841,646)	(204,167)
Change in fair value of warrant liability	716,786	771,393	2,257,130

Total other (expense) income	(2,866,485)	(2,905,603)	2,202,900

Net loss	$(18,728,734)	$(12,322,012)	$(16,416,907)

Net Loss per Common Share (Basic and Diluted)	$(0.22)	$(0.15)	$(0.21)

Weighted Average Common Shares (Basic and Diluted)	85,974,535	82,339,493	79,059,153

Net Loss	$(18,728,734)	$(12,322,012)	$(16,416,907)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(4,013)	(22,143)	(18,806)

Comprehensive loss	$(18,732,747)	$(12,344,155)	$(16,435,713)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	78,165,360	$781,654	$772,039,254	$(891,274)	$(732,087,642)	$33,965	$39,875,957
Issuances of common stock upon the exercise of warrants and stock options, for purchases under the ESPP, and pursuant to sales of shares under the Company’s ATM agreement (see Note 9), net of $27,356 in ATM issuance costs and including fair value of warrants exercised of $615,859	2,700,128	27,001	6,212,342	—	—	—	6,239,343
Issuance of common stock to licensors	200,000	2,000	962,000	—	—	—	964,000
Recognition of employee stock-based compensation	—	—	3,268,689	—	—	—	3,268,689
Non-employee stock-based compensation expense, including mark-to-market	—	—	355,222	—	—	—	355,222
Other comprehensive loss	—	—	—	—	—	(18,806)	(18,806)
Net loss	—	—	—	—	(16,416,907)	—	(16,416,907)

Balance, December 31, 2012	81,065,488	810,655	782,837,507	(891,274)	(748,504,549)	15,159	34,267,498
Issuances of common stock upon the exercise of stock options, for purchases under the ESPP, and pursuant to sales of shares under the Company’s ATM agreement (see Note 9), net of $641,052 in ATM issuance costs	6,191,513	60,164	20,820,592	—	—	—	20,880,756
Repurchase of Company common stock (see Note 2(i))	(175,139)	—	—	(632,755)	—	—	(632,755)
Recognition of employee stock-based compensation	—	—	2,651,152	—	—	—	2,651,152
Non-employee stock-based compensation expense, including mark-to-market	—	—	351,089	—	—	—	351,089
Other comprehensive loss	—	—	—	—	—	(22,143)	(22,143)
Net loss	—	—	—	—	(12,322,012)	—	(12,322,012)

Balance, December 31, 2013	87,081,862	$870,819	$806,660,340	$(1,524,029)	$(760,826,561)	$(6,984)	$45,173,585
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	171,795	1,718	281,081	—	—	—	282,799
Recognition of employee stock-based compensation	—	—	3,140,855	—	—	—	3,140,855
Non-employee stock-based compensation expense, including mark-to-market	—	—	(80,866)	—	—	—	(80,866)
Other comprehensive loss	—	—	—	—	—	(4,013)	(4,013)
Net loss	—	—	—	—	(18,728,734)	—	(18,728,734)

Balance, December 31, 2014	87,253,657	$872,537	$810,001,410	$(1,524,029)	$(779,555,295)	$(10,997)	$29,783,626

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(18,728,734)	$(12,322,012)	$(16,416,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,083	141,522	126,537
Stock-based compensation expense	3,059,989	3,002,241	3,623,911
Issuance of common stock to licensees	—	—	964,000
Change in fair value of warrant liability	(716,786)	(771,393)	(2,257,130)
Amortization of debt issuance costs	89,120	104,842	5,769
Non-cash interest (income)/expense	169,652	95,197	(434,763)
Non-cash interest on debt	(713,968)	713,968	—
Gain on sale of fixed assets	(1,750)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(483,807)	(569,124)	(865,997)
Prepaid expenses and other assets	(2,409)	(116,639)	40,959
Accounts payable and accrued and other liabilities	360,866	181,821	20,316

Total adjustments	1,915,990	2,782,435	1,223,602

Net cash used in operating activities	(16,812,744)	(9,539,577)	(15,193,305)

Cash Flows from Investing Activities:
Purchases of investments	(41,399,246)	(65,827,658)	(69,153,956)
Sales/maturities of investments	57,748,851	52,349,212	46,214,044
Decrease in restricted cash/investments	13,877	13,918	41,632
Expenditures for property and equipment	(92,209)	(153,009)	(104,975)
Proceeds from sale of fixed assets	1,750	—	—

Net cash provided by/(used in) investing activities	16,273,023	(13,617,537)	(23,003,255)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 9)	—	16,245,984	879,080
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	282,799	4,016,383	5,105,699
Payment of debt issuance costs	—	(261,475)	(160,240)
(Payments)/proceeds from Curis Royalty’s debt	(1,587,154)	—	30,000,000

Net cash (used by)/provided by financing activities	(1,304,355)	20,000,892	35,824,539

Net decrease in cash and cash equivalents	(1,844,076)	(3,156,222)	(2,372,021)
Cash and cash equivalents, beginning of period	9,591,487	12,747,709	15,119,730

Cash and cash equivalents, end of period	$7,747,411	$9,591,487	$12,747,709

Supplemental cash flow data:
Cash paid for interest	$4,386,109	$2,913,999	$—

Non-cash items:
Treasury stock	$—	$632,755	$—

Receivable for issuances of common stock	$—	$—	$14,366

Unpaid debt issuance costs	$—	$—	$261,475

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company is leveraging its experience in targeting signaling pathways to develop drug candidates including CUDC-907, a dual histone deacetylase, or HDAC and phosphoinositide-3 kinase, or PI3K, inhibitor, CUDC-427, a small molecule antagonist of the inhibitor of apoptosis, or IAP, proteins, and CUDC-305, a Heat Shock Protein 90, or HSP90, inhibitor. Erivedge®, the first and only approved medicine for the treatment of advanced basal cell carcinoma, or BCC, is being commercialized by F. Hoffmann-La Roche Ltd., or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech.

In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery stage biotechnology company developing novel therapies to treat cancer and inflammatory diseases. The collaboration provides for inclusion of multiple programs, with Curis having the option to exclusively license compounds once a development candidate is nominated within each respective program. The first two programs under the collaboration are orally-available small molecule antagonists of programmed death ligand-1 (PD-L1) in the immuno-oncology field and orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field.

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

The Company is subject to risks common to companies in the biotechnology industry as well as risk factors that are specific to the Company’s business, including, but not limited to: the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress it’s clinical development in indications other than BCC; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement, the Company’s ability to advance and expand its research and development programs; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.

The Company’s future operating results will largely depend on the magnitude of payments that it receives and makes under its current and potential future corporate collaborators and the progress of drug candidates currently in its development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: Roche and Genentech’s ability to successfully commercialize Erivedge;

positive results in Genentech’s ongoing clinical trials; Aurigene’s ability to successfully discover and develop preclinically programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; and the Company’s ability to successfully enter into one or more material outlicensing or collaboration agreements for its proprietary drug candidates.

The Company anticipates that existing cash, cash equivalents and investments at December 31, 2014 should enable it to maintain current and planned operations into 2016. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Royalty (see Note 7), Curis Securities Corporation, Inc. and Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2014, 2013 and 2012.

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

Royalty Revenue

Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when the Company was remaining performance obligations, it expects to attribute the royalty payments to the services being provided under the arrangement and therefore to recognize such royalty payments as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above. The Company expects to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Notes 3(a) and 7). However, Erivedge royalties will service Curis Royalty’s debt to BioPharma-II, and only amounts in excess of certain quarterly repayment caps, if any, will be available to the Company for use in operations.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as short term deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2015 would be classified as long-term deferred revenue. As of December 31, 2014 and 2013, the Company had no amounts classified as short-term or long-term deferred revenue.

Summary

During the years ended December 31, 2014, 2013 and 2012, total gross revenues from the Company’s collaborators as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2014	2013	2012
Genentech	100%	95%	94%
LLS	—%	4%	6%

(d)	RESEARCH AND DEVELOPMENT

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

The Company recognizes cost of royalties on Erivedge royalty revenue earned under the June 2003 collaboration with Genentech related to obligations to third-party university licensors. The Company is also incurring research and development expenses under this collaboration related to the maintenance of these third-party licenses to certain background technologies. In addition, the Company records research and development expense for obligations to certain third-party university licensors upon earning payments from Genentech related to the achievement of clinical development and regulatory objectives under this collaboration.

(e)	CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities. The

Company’s short-term investments are marketable securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable securities with original maturities of greater than twelve months from the balance sheet. Marketable securities consist of commercial paper, corporate bonds and notes, and government obligations. All of the Company’s investments have been designated as available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period the securities are sold.

Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2014 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$42,011,286	$4,883	$(13,387)	$42,002,782
Corporate bonds and notes—long-term	791,261	—	(2,493)	788,768

Total investments	$42,802,547	$4,883	$(15,880)	$42,791,550

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.1 months. Long-term investments have maturities ranging from January 2016 to May 2016 with a weighted average maturity of 13.8 months.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2014 and 2013 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2014 and 2013.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014:
Cash equivalents
Money market funds	$4,419,894	$—	$—	$4,419,894
Municipal bonds	—	1,090,000	—	1,090,000
Short- and long-term investments
Corporate commercial paper, stock, bonds and notes	40,091,800	2,699,750	—	42,791,550

Total assets at fair value	$44,511,694	$3,789,750	$—	$48,301,444

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013:
Cash equivalents
Money market funds	$5,535,716	$—	$—	$5,535,716
Corporate commercial paper, bonds and notes	—	1,749,983	—	1,749,983
Municipal bonds	—	1,110,000	—	1,110,000
Short- and long-term investments
US government obligations	—	1,151,932	—	1,151,932
Corporate commercial paper, stock, bonds and notes	20,176,154	36,984,932	—	57,161,086

Total assets at fair value	$25,711,870	$40,996,847	$—	$66,708,717

Warrant liability	—	—	716,786	716,786

Total liabilities at fair value	$—	$—	$716,786	$716,786

The above table excludes a certificate of deposit in the amount of $1,001,802 that the Company held as of December 31, 2013.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the years ended December 31, 2014 and 2013:

Balance at December 31, 2012	$1,488,179
Change in fair value	(771,393)

Balance at December 31, 2013	$716,786
Change in fair value	(716,786)

Balance at December 31, 2014	$—

The remaining 1,373,517 warrants outstanding as of December 31, 2014 expired unexercised in January 2015.

(g)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of property and equipment. The aggregate net balances for these long-lived assets were $407,738 and $445,655 as of December 31, 2014 and 2013, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any impairment charges for the years ended December 31, 2014, 2013 or 2012.

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

The Company incurred debt issuance costs totaling $421,715 in connection with the Curis Royalty loan transaction, of which $215,000 related to expenses that the Company paid to third parties on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and will be amortized over the estimated term of the debt using the straight-line. Assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of the debt issuance costs, as well as the period over which these costs will be amortized (see Note 7). As of December 31, 2014 and 2013, the Company had recorded short-term debt issuance costs of $43,616 and $51,441, respectively, and long-term debt issuance costs of $64,564 and $101,055, respectively. These costs are reported within the prepaid expenses and other current assets and other assets line items, respectively, in the Company’s Consolidated Balance Sheet at December 31, 2014 and 2013.

(h)	GOODWILL

As of December 31, 2014 and 2013, the Company had recorded goodwill of $8,982,000. The Company applies the guidance in the FASB Codification Topic 350, Intangibles – Goodwill and Other. During each of December 2014, 2013 and 2012, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2014, 2013 and 2012.

(i)	TREASURY STOCK

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The Company accounted for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $891,274 pursuant to this repurchase program.

The Company’s 2000 Stock Incentive Plan and the Amended and Restated 2010 Plan generally allow participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on the Nasdaq Global Market, or NASDAQ, on the date of exercise. During the year ended December 31, 2013, certain executive officers and a director exercised stock options by remitting shares of Curis common stock then held by the respective person. The Company accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. These option holders remitted an aggregate of 175,139 shares during the year ended December 31, 2013 with an aggregate value equal to $632,755. As of December 31, 2014, the Company had repurchased an aggregate of 1,222,846 shares of its common stock at a total cost of $1,524,029.

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2014, 2013 and 2012 consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
Stock options outstanding	11,319,619	10,077,805	10,437,761
Warrants outstanding	1,373,517	1,373,517	1,373,517

Total antidilutive securities	12,693,136	11,451,322	11,811,278

(k)	STOCK-BASED COMPENSATION

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short- and long-term investments. The Company invests directly in commercial paper of financial institutions and corporations with A-/Aa3 or better long-term ratings and A-1/P-1 short term debt ratings and U.S. Treasury securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to investments is reduced as a result of the Company’s policy to limit the amount invested in any one issue.

The Company’s accounts receivable at December 31, 2014, represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.

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

(p)	SEGMENT REPORTING

The Company is engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, the Company has determined that it operates in one operating segment.

(3)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Agreement Summary

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge. Genentech is currently conducting a Phase 2 clinical trial with Erivedge in less severe basal cell carcinoma and several additional clinical trials are ongoing by third parties under collaboration agreements between Genentech and the National Cancer Institute as well as Genentech and other third-party investigators.

The Company is eligible to receive up to $115,000,000 in contingent cash payments under the collaboration for the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. The Company has received $59,000,000 in contingent cash payments through December 31, 2014.

In addition to these payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter (see Note 7).

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months.

(ii)	Accounting Summary

The Company considers its arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on the joint steering committee. The Company applied the provisions of the FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangement to determine whether the performance obligations under this collaboration should be accounted for separately or should be accounted for as a single unit of account. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of account because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. During 2007, the Company reassessed its participation on the joint steering committee and concluded that its participation in the joint steering committee had become inconsequential and perfunctory. As a result, the Company determined that it had no further performance obligations under this collaboration and consideration received after this date is recognized in the Company’s financial statements in the period in which it was earned.

The Company received contingent payments from Genentech totaling $3,000,000, $10,000,000 and $14,000,000 during the years ended December 31, 2014, 2013 and 2012, respectively, for the achievement of certain clinical and regulatory development objectives related to Erivedge described above. The Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain payments are received from Genentech. Through December 31, 2014, the Company has incurred aggregate research and development expenses over the term of this collaboration of $4,364,000 related to payments made to these university licensors in connection with the Company’s receipt of cash payments from Genentech for research, development and regulatory objectives achieved related to such university licensing agreements. In connection with the receipt of payments from Genentech, the Company recorded research and development expenses of $2,114,000 during the year ended December 31, 2012, which represents the Company’s obligations to these university licensors. Of this amount, the Company recognized expense of $964,000, which represents the fair value of a one-time issuance of an aggregate of 200,000 shares of the Company’s common stock in March 2012 to two university licensors in connection with the FDA-approval of Erivedge in January 2012. In addition, the Company recorded research and development expenses of $650,000 for obligations the Company incurred in connection with Roche’s filing of an investigational new drug application in Australia and its application to the Therapeutic Goods Administration, or TGA, for marketing registration of Erivedge in Australia based on the $4,000,000 milestone that the Company received. The remaining expense recognized of $500,000 relates to the Company’s receipt of the $10,000,000 milestone payment associated with the FDA’s U.S. approval of Erivedge in January 2012. During the years ended December 31, 2014 and 2013, the Company recorded research and development expenses of $150,000 and $500,000, respectively, representing 5% of the total cash payments received during each year.

In addition, the Company recognized $6,757,023, $3,942,136 and $1,529,644 in royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2014, 2013 and 2012, respectively. The Company also recorded $339,578, $197,796 and $176,482, respectively, as cost of royalty revenues within the costs and expenses section of its Consolidated Statements of Operations and Comprehensive Loss during these same periods. Cost of royalty revenues represents 5% of the royalties earned by Curis Royalty with respect to Erivedge that the Company is obligated to pay to university licensors. In addition to the 5% obligation, the Company made a one-time cash payment of $100,000 to one university licensor upon the first commercial sale of Erivedge during the year ended December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, the Company also recognized “Research and development” revenue of $265,047, $291,448 and $363,000, respectively, related to expenses incurred on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the year ended December 31, 2014, Genentech incurred expenses of $225,707 under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.

The Company had recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2014 and 2013, of $1,958,000 and $1,455,000, as of December 31, 2014 and 2013, respectively, in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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

Under the terms of the agreement, the Company agreed to use commercially reasonable efforts to develop and commercialize CUDC-427, including to conduct at least one additional Phase 1 clinical trial of CUDC-427, and unless the results of the additional Phase 1 trial do not provide sufficient scientific or clinical justification for continued clinical development, to conduct a Phase 2 clinical trial to inform a decision to start a Phase 3 clinical trial. The Company is solely responsible for all future costs related to the development, registration and commercialization of products under the agreement.

Under the terms of the IAP agreement, the Company made a payment of $9,500,000 to Genentech as an up-front license fee and for technology transfer costs. Given that the compound licensed from Genentech is in clinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility, the Company recognized in-process research and development expense of $9,500,000 within the 2012 Consolidated Statement of Operations and Comprehensive Loss.

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

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society (LLS) agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS will make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. Since the inception of the agreement through December 31, 2014, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. Additional milestone payments may be earned assuming CUDC-907 continues to progress through the Phase 1 clinical trial.

Under certain conditions associated with the Company’s successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS of up to $10,000,000. This obligation is capped at 2.5 times the amount the Company receives from LLS, and, as of December 31, 2014, the maximum obligation, assuming that CUDC-907 successfully progresses through future clinical trials, would be $4,125,000. If clinical development of CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of December 31, 2014, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, which is not probable at December 31, 2014 as this program remains in the very early stages of clinical development.

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

The follow-up diligence period becomes an obligation only if and when CUDC-907 has successful results from the completion of a Phase 1b/2a study and has received the appropriate regulatory approvals to proceed with additional clinical testing. The Company initiated a Phase 1 study of CUDC-907 in December 2012 and treated the first patient with CUDC-907 in January 2013. Since the Company’s intention would be to continue to develop CUDC-907 upon completion of a successful program, either internally or through a licensee, it has determined that there is no commercial substance to the follow-up diligence period, which is also based on the same level of success of the program. As a result, the Company determined that the follow-up diligence period is a non-substantive obligation as: (i) this performance obligation is not essential to the current development of CUDC-907 as the Company is only eligible to receive funding if specified clinical development milestones are achieved; and (ii) any repayment right only exists if the program is successful beyond Phase 1b/2a and the Company breaches this obligation by choosing not to use reasonable effort to continue developing CUDC-907, which is not probable at December 31, 2014.

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

The Company applied the provisions of ASC 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) there is any future performance required to earn the milestone; and (v) the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestones achieved in 2012 and 2013 under the LLS agreement were substantive and recognized related revenue totaling $650,000 and $1,000,000 in the years ended December 31, 2013 and 2012, respectively. The Company did not receive any milestones under this agreement during the year ended December 31, 2014.

(4)	STOCK PLANS AND STOCK BASED COMPENSATION

As of December 31, 2014, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the Amended and Restated 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms.

The Amended and Restated 2010 Stock Incentive Plan

The Amended and Restated 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 9,000,000 shares of its common stock pursuant to awards granted under the Amended and Restated 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The Amended and Restated 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2014, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. As of December 31, 2014, 1,749,752 shares remained available for grant under the Amended and Restated 2010 Plan.

During the year ended December 31, 2014, the Company’s board of directors granted options to purchase 2,040,500 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of this amount, options to purchase 1,000,500 shares of common stock vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The remaining options to purchase 1,040,000 shares of common stock were issued to the Company’s officers and will vest in tranches only if the closing sale price of the Company’s common stock is maintained at specified levels for a period of 60 consecutive trading days prior to the third anniversary of the respective grant dates. If the specified market conditions are not achieved prior to the third anniversary of the respective grant dates, any unvested options will be forfeited and such shares will then be available for grant under the 2010 Plan.

During the year ended December 31, 2014, the Company’s board of directors also granted options to its non-employee directors to purchase 235,000 shares of common stock under the 2010 Plan, which will vest monthly over a one-year period. All options granted to non-employee directors during the year ended December 31, 2014 bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model contained the following weighted average assumptions for employee option grants issued in each of the following years:

	For the Year Ended December 31,
	2014	2013	2012
Expected term (years)—Employees	6.0	6.0	6.0
Expected term (years)—Officers and Directors	7.0	7.0	6.0
Risk-free interest rate	1.9%	1.0-2.1%	1.0-1.2%
Expected volatility	70-71%	70-72%	74-76%
Expected dividend yield	None	None	None

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

At December 31, 2014, the aggregate intrinsic value of employee options outstanding was $659,000, of which all related to exercisable options, and the weighted average remaining contractual life of vested stock options was 5.89 years. The weighted average grant-date fair values of stock options granted with standard vesting terms during the years ended December 31, 2014, 2013 and 2012 were $1.79, $2.27 and $2.99 per share of common stock underlying such stock options, respectively. As of December 31, 2014, there was approximately $4,720,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2000 Stock Incentive Plan and Amended and Restated 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.4 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $105,000, $2,091,000 and $6,145,000, respectively. The total fair value of vested stock options for the years ended December 31, 2014, 2013 and 2012 were $2,907,000, $2,716,000 and $2,525,000, respectively.

Vesting Tied to Market Conditions

Monte Carlo simulation models were used to value stock options to purchase an aggregate of 1,040,000 shares of common stock granted to the Company’s officers during the year ended December 31, 2014. Of this amount, options to purchase 640,000 shares of common stock were granted in February 2014 with an exercise price of $3.09 and options to purchase 400,000 shares of common stock were granted in June 2014 with an exercise price of $1.75 per share that contained specific market conditions. The key assumptions used in these Monte Carlo simulation models and resulting valuations are noted in the following table:

	Market Condition Options Granted February 18, 2014	Market Condition Options Granted June 2, 2014
Expected life (years)—officers	6	6
Risk-free interest rate	1.9%	2.1%
Volatility	70%	65%
Dividends	None	None
Number of options granted	640,000	400,000
Fair value per share	$1.20	$0.34

Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $905,000, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $392,945 of the employee stock-based compensation expense recorded by the Company for the year ended December 31, 2014.

Non-Employee Grants

Pursuant to the Company’s stock plans, the Company has periodically granted stock options and unrestricted stock awards to consultants for services at the closing market price of the Company’s common stock on NASDAQ on the grant date. During the year ended December 31, 2013, the Company issued options to purchase a total of 525,000 shares of common stock to consultants. These options were issued pursuant to the Amended and Restated 2010 Plan at exercise prices equal to the closing market price of the Company’s common stock on NASDAQ on the grant date. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company reversed previously recognized expense of $80,866 for the year ended December 31, 2014 and recognized expense of $351,089 and $355,222 related to non-employee stock options and stock awards for the years ended December 31, 2013 and 2012, respectively.

A summary of stock option activity under the Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan and the 2000 Director Stock Option Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2013 (6,884,869 exercisable at weighted average price of $2.44 per share)	10,077,805	$2.79
Granted	2,275,500	2.65
Exercised	(114,812)	1.86
Cancelled	(918,874)	4.11

Outstanding, December 31, 2014 (7,534,372 exercisable at weighted average price of $2.45 per share)	11,319,619	$2.66

Vested and unvested expected to vest	10,980,633	$2.66

2010 Employee Stock Purchase Plan

The Company has reserved 500,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. As of December 31, 2014, 325,314 shares were issued under the ESPP, of which 56,983 were issued during 2014. As of December 31, 2014, there were 174,686 shares available for future purchase under the ESPP.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense recognized under ESPP	$25,604	$40,008	$72,833
Expected term	6 months	6 months	6 months
Risk-free interest rate	0.06-0.09%	0.08-0.1%	0.05-0.15%
Volatility	55-66%	42-66%	42-75%
Dividends	None	None	None

Stock-based compensation for employee and director stock option grants for the years ended December 31, 2014, 2013 and 2012 of $3,140,855, $2,651,152 and $3,268,689, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations.

Total Stock-Based Compensation Expense

For the years ended December 31, 2014, 2013 and 2012, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2014	2013	2012
Research and development expenses	$671,063	$879,052	$1,075,134
General and administrative expenses	2,388,926	2,123,189	2,548,777

Total stock-based compensation expense	$3,059,989	$3,002,241	$3,623,911

No income tax benefits have been recorded for the years ended December 31, 2014, 2013 or 2012, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 10).

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Laboratory equipment, computers and software	$1,963,017	$1,941,588
Leasehold improvements	62,621	62,621
Office furniture and equipment	311,664	354,875

	2,337,302	2,359,084
Less—Accumulated depreciation and amortization	(1,929,564)	(1,913,429)

Total	$407,738	$445,655

The Company recorded depreciation and amortization expense of $155,083, $141,522 and $126,537 for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company identified certain of its fully depreciated assets no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $139,000, $329,000 and $418,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(6)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued compensation	$1,386,226	$1,267,954
Professional fees	122,850	166,200
Accrued interest on debt (see Note 7)	286,075	298,935
Other	212,548	178,390

Total	$2,007,699	$1,911,479

(7)	DEBT

In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that it may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to academic institutions, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts, subject to caps of $3,000,000 per quarter in 2015, will be applied first to pay interest and second, principal on the loan. Curis Royalty will be entitled to receive the remaining royalty amounts above the caps, if any, and Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement.

Payments to BioPharma-II through December 31, 2014 totaled $8,901,330, of which $1,587,154 has been applied to the principal portion of the debt with the remainder applied to accrued interest, including interest capitalized and added to the principal portion of the loan during the year ended December 31, 2013. As of December 31, 2014, the Company recorded short- and long-term debt of $5,709,985 and $22,589,058, respectively (net of unamortized issuance costs of $38,074 and $75,729, respectively), and as of December 31, 2013, the Company recorded short- and long-term debt of $2,610,174 and $27,945,186, respectively (net of unamortized issuance costs of $53,503 and $105,105, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded accrued interest payable on the debt of $286,075 and $298,935 as of December 31, 2014 and 2013, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets.

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification is based on the Company’s best estimate of the timing of amounts to be repaid and the repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, Curis management estimates that the loan will be repaid in 2017. However, the actual repayment period could vary materially from the Company’s estimate to the extent that royalty payments it receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as due to the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, Curis Royalty is currently entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. The Company is aware of one competing Hedgehog pathway inhibitor that is currently under regulatory review in the United States and European Union. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase our estimated repayment period.

At December 31, 2014, the fair value of the principal portion of the debt is estimated as $28,710,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this loan transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2014 and 2013 as detailed in the following table:

	As of December 31,
	2014	2013
Other current assets	$43,616	$51,441
Other assets	64,564	101,055

Total debt issuance costs	108,180	152,496

Debt, current	5,748,059	2,663,677
Debt issue costs, current	(38,074)	(53,503)

Debt, current portion net of issuance costs	$5,709,985	$2,610,174

Debt, long-term	22,664,787	28,050,291
Debt issue costs, long-term	(75,729)	(105,105)

Debt, net of current portion and issuance costs	$22,589,058	$27,945,186

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the years ended December 31, 2014, 2013 and 2012, the Company recognized interest expense related to the loan with BioPharma-II of $3,748,374, $3,841,646 and $204,167 within the Company’s Consolidated Statement of Operations, comprised of interest accrued on the outstanding principal of the loan and amortization of debt issuance costs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

Future payments of principal on the loan will require application of these same assumptions and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets, and these assumptions currently do not include a reduction in the Company’s forecasted royalties related to a competing product for the expected repayment term. As noted above, the Company is aware of one competing Hedgehog pathway inhibitor that is currently under regulatory review in the United States and European Union. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase our estimated repayment period.

At December 31, 2014, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2015	$5,748,059
2016	10,011,236
2017	12,653,551
Thereafter	—

Total payments	28,412,846

Less current portion, gross	(5,748,059)

Total long-term debt obligations, gross	$22,664,787

(8)	COMMITMENTS

(a)	OPERATING LEASES

The Company is party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company leases 24,529 square feet of property that is used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts.

The term of the 4 Maguire Road lease agreement commenced on December 1, 2010, and expires in February 2018. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension.

The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $277,546. The original deposit has been reduced throughout the lease term since its inception to $180,364 and $166,487 during 2013 and 2014, respectively, and will continue to be reduced an additional $13,877 in 2015, in accordance with the terms of the lease. These amounts have been classified as the restricted investments in the Company’s Consolidated Balance Sheet as of December 31, 2014 and 2013.

The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2015	$651,000
2016	676,000
2017	700,000
2018	59,000

Total minimum payments	$2,086,000

Rent expense for all operating leases was $614,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively. The other long-term liability in the Company’s Consolidated Balance Sheet as of December 31, 2014 and 2013 represents the accrual for straight-line rent expense.

(b)	LICENSE AGREEMENTS

In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. During the year ended December 31, 2012, the Company also issued 200,000 shares of its common stock under agreements with two of its university licensors resulting in expense of $964,000. The Company expenses these payments as incurred and expenses royalty payments as related future product sales or royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, of

$417,000, $500,000, and $2,114,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company also recognized $339,578, $197,796 and $176,482 as cost of royalty revenues in its Consolidated Statement of Operations related to such obligations (see Note 3(a)).

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

On July 3, 2013, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30,000,000 of its common stock through an “at-the-market”, or ATM, equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of NASDAQ to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company reimbursed $34,268 of Cowen’s expenses of Cowen in connection with the offering. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. Common stock will be issued pursuant to the Company’s currently-effective shelf registration statement on Form S-3. During the year ended December 31, 2013, the Company sold 3,850,206 shares of common stock under the sales agreement resulting in gross proceeds of $16,887,036. Total offering expenses incurred, including Cowen’s commission, related to the sales agreement through December 31, 2013 were $641,052, which offset the gross proceeds. No common stock was sold under this sales agreement during the year ended December 31, 2014.

(b)	2011 At Market Issuance Sales Agreement with MLV

On June 13, 2011, the Company entered into an ATM agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company could issue and sell from time to time up to $20,000,000 of its common stock through MLV in at-the-market and other specified forms of sale. The ATM Agreement terminated in June 2013 in accordance with the terms of the agreement

During the year ended December 31, 2012, the Company sold 210,879 shares of common stock under the ATM agreement resulting in gross proceeds of $906,436. Total offering expenses, including MLV’s commission, incurred related to the ATM agreement for the year ended December 31, 2012, were $27,356, which offset the gross proceeds.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of December 31, 2014, warrants to purchase 238,805 shares of the Company’s common stock have been exercised, resulting in outstanding warrants to purchase an aggregate of 1,373,517 shares of common stock, all of which expired on January 27, 2015 pursuant to the terms of the warrants.

The warrants had an initial exercise price of $3.55 per share and a five-year term. The warrants contained anti-dilution adjustment provisions that could have resulted in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share. Due to the original terms, the warrants were deemed to be a liability and, therefore, the fair values of the warrants were recorded as a liability in the Consolidated Balance Sheets as of December 31, 2014 and 2013. The Company has estimated the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the protective, but limited, cash-settlement feature of the warrants, with updated assumptions at each reporting date as detailed in the following table:

	As of December 31,
	2014	2013	2012
Fair value of the warrants	$—	$716,786	$1,488,179
Expected term	0.1 years	1.1 years	2.1 years
Risk-free interest rate	0%	0.16%	0.27%
Volatility	82%	65%	58%
Dividends	None	None	None

The Company recorded other income of $716,786, $771,393 and $2,257,130 for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to changes in the Company’s stock price during the respective reporting periods. During the year ended December 31, 2012, as a result of the exercise of warrants to purchase 237,301 shares of the Company’s common stock, the warrant liability decreased by $615,859 with an offsetting increase to additional paid-in-capital.

(10)	INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, the Company did not record any federal or state income tax expense given its continued operating losses.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.9%	5.2%	5.8%
Research and development tax credits	3.2%	8.5%	0.8%
Deferred compensation	(1.6%)	0.8%	2.1%
Interest expense	(1.6%)	(2.5%)	—%
Fair value of warrants	1.3%	2.1%	—%
NOL expirations	(2.8%)	(5.2%)	(36.0%)
Other	0.1%	0.1%	(1.7%)
Net decrease in valuation allowance	(37.5%)	(43.0%)	(5.0%)

Effective income tax rate	—%	—%	—%

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The principle components of the Company’s deferred tax assets at December 31, 2014 and 2013, respectively, are as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$78,289,000	$72,446,000
Research and development tax credit carryforwards	12,212,000	11,588,000
Depreciation and amortization	3,591,000	3,891,000
Capitalized research and development expenditures	24,059,000	23,711,000
Impairment of investments	120,000	120,000
Stock options	3,534,000	2,723,000
Accrued expenses and other	114,000	118,000
Deferred interest expense	—	307,000

Total Gross Deferred Tax Asset	121,919,000	114,904,000
Valuation Allowance	(121,919,000)	(114,904,000)

Net Deferred Tax Asset	$—	$—

The classification of the above deferred tax assets is as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Current deferred tax assets	$39,000	$35,000
Non-current deferred tax assets	121,880,000	114,869,000
Valuation Allowance	(121,919,000)	(114,904,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2014, the Company had federal and state net operating losses, or NOLs, of $222,620,000 and $49,202,000, respectively, and federal and state research and experimentation credit carryforwards of approximately $9,807,000 and $3,644,000, respectively, which will expire at various dates starting in 2019 through 2034. The Company had $9,857,000 of Massachusetts net operating losses generated in 2009 that expired in 2014. As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $121,919,000 has been established at December 31, 2014. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

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

An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 1999 through 2014 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

(11)	RELATED PARTY TRANSACTIONS

(a)	Agreement with Former Officer

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

The Company and Mr. Passeri entered into a consulting agreement on June 2, 2014. The agreement is for an initial term of one year, subject to renewal or earlier termination by the parties. Pursuant to the terms of the consulting agreement, Mr. Passeri has agreed to provide 120 hours per month of consulting services to the Company on intellectual property, corporate and strategic matters. In consideration for the services rendered by Mr. Passeri to the Company, the Company has agreed to pay Mr. Passeri $32,500 per month until June 1, 2015, provided that if at any time during the consultation period Mr. Passeri obtains full time employment with a third party, then Mr. Passeri and the Company will negotiate a good faith reduction in the number of hours that Mr. Passeri will consult, and thereafter Mr. Passeri will be paid an hourly fee, in lieu of the monthly retainer, for services rendered under the consulting agreement. On December 1, 2014, Mr. Passeri obtained full time employment with a third party.

From June 2, 2014 until June 1, 2015, the consulting agreement may be terminated at any time by mutual agreement between the parties. The Company may terminate the consulting agreement immediately if Mr. Passeri breaches, or threatens to breach the terms of the non-disclosure and non-competition agreement previously entered into with the Company. Pursuant to the terms of the consulting agreement, the Company recognized expenses of $197,833 during the year ended December 31, 2014, under the consulting agreement.

(b)	Agreement with Director

On March 7, 2013, the Company’s Board of Directors elected Kenneth J. Pienta, M.D., to serve as a class I director until the 2015 Annual Meeting of Stockholders and thereafter until his successor is duly elected and qualified. Dr. Pienta has served as a member of the Company’s Scientific Advisory Board since September 2006 and as its Chairman since June 2007, pursuant to the terms of a Scientific Advisory Board Agreement, or the SAB agreement, effective September 13, 2006, as amended from time to time, by and between Dr. Pienta and the Company. Pursuant to the SAB agreement, Dr. Pienta receives compensation in the amount of $50,000 per year, payable in equal quarterly installments. In addition, pursuant to the terms of a consulting agreement dated March 1, 2012, as amended from time to time, by and between the Company and Dr. Pienta, Dr. Pienta served as a consultant to the Company in the areas of corporate strategy and business development. The Company and Dr. Pienta terminated the consulting agreement in connection with his election as a member of the Board of Directors in March 2013. Pursuant to the terms of the SAB agreement and the consulting agreement, the Company paid cash consideration of $50,000, $72,258 and $190,000 during the years ended December 31, 2014, 2013 and 2012, respectively, as it relates to services provided by Dr. Pienta. In addition, the Company’s board of directors granted two options to purchase an aggregate of 125,000 shares of the Company’s common stock to Dr. Pienta in his role on the SAB. These options vest over a four-year period and bear exercise prices that are equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

(c)	License Agreement with Former Officer

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

The Company provided GBMT with up to $400,000 in financial support for specified CU-908 pre-clinical activities related to enabling the filing by the Company of an IND with the FDA, provided that GBMT completes such CU-908 IND-enabling activities in accordance with specified criteria and delivers a U.S. IND package for CU-908 to the Company within prescribed timeframes as specified in the license agreement. All costs incurred under the license agreement will be expensed as incurred. During the years ended December 31, 2014 and 2012, the Company had incurred expenses of $266,667 and $133,333, respectively, under the GMBT license agreement reported within the research and development line item of the Company’s Consolidated Statements of Operations and Comprehensive Loss. No such expenses were incurred during the year ended December 31, 2013.

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

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company cash contributions are at the discretion of the Board of Directors. For the years ended December 31, 2014, 2013 and 2012, the Board of Directors authorized matching contributions of $172,000, $145,000 and $153,000, respectively.

(13)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2014 and 2013:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$1,284,633	$4,801,285	$1,764,864	$1,992,699
Loss from operations	(4,753,343)	(1,544,787)	(4,753,031)	(4,811,088)
Net loss	(5,563,936)	(1,895,785)	(5,580,143)	(5,688,870)
Net loss per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.06)	$(0.07)
Weighted average common shares (basic and diluted)	85,917,592	85,963,836	86,004,857	86,010,499

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$871,435	$5,404,377	$7,202,083	$1,524,137
(Loss) income from operations	(4,357,364)	(706,196)	130,368	(4,483,217)
Net loss	(4,962,294)	(1,293,848)	(1,867,838)	(4,198,032)
Net loss per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.02)	$(0.05)
Weighted average common shares (basic and diluted)	80,096,650	81,128,475	82,456,708	85,741,278

(14)	SUBSEQUENT EVENTS

Collaboration, License and Option Agreement with Aurigene Discovery Technologies, Ltd.

In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies, Ltd., or Aurigene. The collaboration provides for inclusion of multiple programs, with the Company having the option to exclusively license compounds once a development candidate is nominated within each respective program. The partnership draws from each company’s respective areas of expertise, with Aurigene having the responsibility for conducting all discovery and preclinical activities, including IND-enabling studies and providing Phase 1 clinical trial supply, and the Company having responsibility for all clinical development, regulatory and commercialization efforts worldwide, excluding India and Russia, for each program for which it exercises an option to obtain a license.

The first two programs under the collaboration are an orally-available small molecule antagonist of programmed death ligand-1 (PD-L1) in the immuno-oncology field and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field. The agreement provides that the parties will collaborate exclusively in immuno-oncology for an initial period of approximately two years, with the option for the Company to extend the broad immuno-oncology exclusivity.

In connection with the transaction, the Company issued to Aurigene approximately 17,120,131 shares of its common stock, or 19.9% of its outstanding common stock immediately prior to the transaction, in partial consideration for the rights granted to Curis under the collaboration agreement. The shares issued to Aurigene are subject to a lock-up agreement until January 18, 2017, with a portion of the shares being released from the lock-up in four equal bi-annual installments between now and that date.

In addition, the Company has agreed to make payments to Aurigene as follows:

•

for the first two programs: up to $52.5 million per program, including $42.5 million per program for approval and commercial milestones, plus specified approval milestone payments for additional indications, if any;

•

for the third and fourth programs: up to $50 million per program, including $42.5 million per program for approval and commercial milestones, plus specified approval milestone payments for additional indications, if any; and

•

for any program thereafter: up to $140.5 million per program, including $87.5 million per program in approval and commercial milestones, plus specified approval milestone payments for additional indications, if any.

The Company has agreed to pay Aurigene royalties on any net sales ranging from high single digits to 10% in territories where it successfully commercializes products and will also share in amounts that it receives from sublicensees depending upon the stage of development of the respective molecule.

Termination and Transition Agreement with Debiopharm

On February 6, 2015, the Company entered into a termination and transition agreement with Debiopharm International S.A., or Debiopharm to terminate the August 5, 2009 license agreement between the Company and Debiopharm, under which the Company granted Debiopharm an exclusive, worldwide license to Debio 0932, a small molecule inhibitor of heat shock protein 90, or HSP90, as amended. The transition agreement is effective as of February 5, 2015.

Under the terms of the termination and transition agreement, the licenses and all other rights granted by the Company related to Debio 0932 have been terminated and reverted to the Company effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, the Company exercised its right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import Debio 0932 and any product containing Debio 0932, and Debiopharm will transfer to the Company the U.S. investigational new drug application related to Debio 0932. Debiopharm also assigned its sole patent application related to Debio 0932 to the Company.

Under the terms of the transition agreement, Debiopharm will transition ongoing Debio 0932 development and manufacturing activities to the Company and will transfer the manufacturing technology necessary for the manufacture of Debio 0932 and all data generated by or on behalf of Debiopharm relating to Debio 0932 to the Company.

The Company has agreed to make the following payments to Debiopharm under the terms of the termination and transition agreement:

Up-front drug product payment.    The Company has agreed to pay $750,000 within fifteen (15) days of the termination date, primarily in consideration for Debiopharm providing Debio 0932 drug product for use in the Company’s future clinical studies.

Milestone payments.    The Company has agreed to make each of the following one-time payments to Debiopharm:

(i)	$3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of Debio 0932; and

(ii)	$10,000,000 within 30 days after receipt of the first marketing approval for Debio 0932 in the United States of America or any specified major European market (whichever occurs first);

Royalties on the Company’s net sales.    The Company has agreed to pay to Debiopharm royalties at a rate of 3% of net sales by the Company (excluding sales by the Company’s third party sublicensees) of products containing Debio 0932.

Amounts that the Company receives from sublicensees.    The Company has agreed to pay to Debiopharm the following percentages of amounts that the Company receives from third party sublicensees;

(i)	10% of any royalties that the Company receives from third party sublicensees based on such sublicensees’ net sales of products containing Debio 0932; and

(ii)	15% of any non-royalty sublicense payments that the Company receives from third party sublicensees, provided that the maximum aggregate amount payable by the Company to Debiopharm with respect to non-royalty sublicense payments is $20,000,000, unless such sublicense payments are attributable to the Company’s grant to a third party sublicensee of a license or sublicense to develop or commercialize a topical formulation of Debio 0932 for local, non-systemic delivery for the treatment of psoriasis, in which case there is no such maximum aggregate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2015 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our proxy statement for our 2015 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2015 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2015 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our proxy statement for our 2015 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our proxy statement for our 2015 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

CURIS, INC.

By:	/S/ ALI FATTAEY
Ali Fattaey President and Chief Executive Officer

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI FATTAEY Ali Fattaey	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015

/s/ MICHAEL P. GRAY Michael P. Gray	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 24, 2015

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	February 24, 2015

/s/ DANIEL R. PASSERI Daniel R. Passeri	Vice-Chairman of the Board of Directors	February 24, 2015

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 24, 2015

/s/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	February 24, 2015

/s/ ROBERT MARTELL Robert Martell	Director	February 24, 2015

/s/ KENNETH PIENTA Kenneth Pienta	Director	February 24, 2015

/s/ MARC RUBIN Marc Rubin	Director	February 24, 2015

/s/ JAMES R. TOBIN James R. Tobin	Director	February 24, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of Curis, Inc.	S-4/A (333-32446)	06/19/00	3.3

3.2	Amended Certificate of Incorporation of Curis, Inc.	8-K	06/03/13	3.1

3.3	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.4	Amended and Restated By-laws of Curis, Inc.	S-1 (333-50906)	11/29/00	3.2

3.5	Amendment to Amended and Restated By-laws of Curis, Inc.	8-K	09/24/07	3.1

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Consulting Agreement, dated June 2, 2014, by and between Curis, Inc. and Daniel R. Passeri	10-Q	08/07/14	10.2

#10.2	Offer Letter, dated as December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-K	03/01/04	10.4

#10.3	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	8-K	11/02/06	10.3

#10.4	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-Q	10/28/08	10.2

#10.5	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-K	03/08/11	10.7

#10.6	Employment Agreement, dated June 2, 2014, by and between Curis, Inc. and Ali Fattaey, Ph.D.	10-Q	08/07/14	10.1

#10.7	Employment Agreement, dated August 28, 2013, by and between Curis and Jaye Viner, M.D.	10-Q	11/12/13	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.8	Agreement for Service as Chairman of the Board of Directors, by and between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.9	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	10-Q	08/07/14	10.3

#10.10	Scientific Advisory and Consulting Agreement dated as of September 13, 2006, as amended, by and between Curis, Inc. and Kenneth J. Pienta, M.D.	8-K	03/11/13	10.1

#10.11	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.12	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.13	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.14	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.15	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.16	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

#10.17	Curis 2010 Stock Incentive Plan	Def 14A	04/16/10	Exhibit A

#10.18	Curis 2010 Employee Stock Purchase Plan	Def 14A	04/16/10	Exhibit B

#10.19	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.1

#10.20	Form of Non-Statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.2

#10.21	Form of Restricted Stock Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.3

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.22	Curis Amended and Restated 2010 Stock Incentive Plan	Def 14A	04/16/13	Exhibit A

	Material contracts—Leases

10.23	Lease, dated September 16, 2010,by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	8-K	09/21/10	10.1

	Material contracts—Financing Agreements

†10.24	Credit Agreement, dated November 27, 2012, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and BioPharma Secured Debt Fund II Sub, S.à r.l.	10-K	03/13/13	10.31

10.25	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	10-K	03/13/13	10.32

†10.26	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis and Curis Royalty	10-K	03/13/13	10.33

10.27	Escrow Agreement, dated December 11, 2012, by and between Curis, Curis Royalty LLC, a wholly-owned subsidiary of Curis, BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors and Boston Private Bank and Trust Company	10-K	03/13/13	10.34

	Material contracts—License and Collaboration Agreements

†10.28	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	10-Q	11/06/12	10.1

††10.29	Termination and Transition Agreement, dated February 5, 2015, by and between Curis, Inc. and Debiopharm International S.A.				X

†10.30	Definitive Agreement, dated November 29, 2011, by and between Curis, Inc. and The Leukemia and Lymphoma Society	10-K	03/13/13	10.37

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

†10.31	License Agreement, dated November 27, 2012, by and between Curis, Inc. and Genentech, Inc.	10-K	03/13/13	10.39

††10.32	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited				X

Material contracts—Miscellaneous

10.33	Sales Agreement, dated as of July 3, 2013, between Curis, Inc. and Cowen and Company, LLC	S-3	07/03/13	1.2

10.34	Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited				X

10.35	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited				X

Code of Conduct

14	Code of Business Conduct and Ethics	10-K	03/08/11	14

Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

101.INS	XBRL Instance Document

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.