Form 10-Q
period 2015-03-31
CURIS INC
filed 2015-05-07
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 3, 2015, there were 128,339,695 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$23,467,545	$7,747,411
Investments	76,488,863	42,002,782
Short-term investment – restricted	—	13,877
Accounts receivable	1,769,344	1,960,995
Prepaid expenses and other current assets	828,252	489,844

Total current assets	102,554,004	52,214,909

Property and equipment, net	364,005	407,738
Long-term investments	7,196,918	788,768
Long-term investment – restricted	152,610	152,610
Goodwill	8,982,000	8,982,000
Other assets	60,872	67,544

Total assets	$119,310,409	$62,613,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,782,399	$2,349,183
Accrued liabilities	1,364,592	2,007,699
Current portion of long-term debt, net	5,584,136	5,709,985

Total current liabilities	9,731,127	10,066,867
Long-term debt, net	21,795,103	22,589,058
Other long-term liabilities	168,319	174,018

Total liabilities	31,694,549	32,829,943

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 129,560,541 shares issued and 128,337,695 shares outstanding at March 31, 2015; 87,253,657 shares issued and 86,030,811 shares outstanding at December 31, 2014	1,295,605	872,537
Additional paid-in capital	899,250,204	810,001,410
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(811,403,518)	(779,555,295)
Accumulated other comprehensive loss	(2,402)	(10,997)

Total stockholders’ equity	87,615,860	29,783,626

Total liabilities and stockholders’ equity	$119,310,409	$62,613,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Royalties	$1,671,070	$1,288,248
Research and development, net	(12,738)	(3,615)

Total revenues	1,658,332	1,284,633

Costs and Expenses:
Cost of royalty revenues	84,092	65,148
Research and development	4,718,972	3,145,930
In-process research and development	24,347,815	—
General and administrative	3,529,002	2,826,898

Total costs and expenses	32,679,881	6,037,976

Loss from operations	(31,021,549)	(4,753,343)

Other Expense:
Interest income	40,271	48,760
Interest expense	(866,945)	(950,976)
Change in fair value of warrant liability	—	91,623

Total other expense, net	(826,674)	(810,593)

Net loss	$(31,848,223)	$(5,563,936)

Net loss per common share (basic and diluted)	$(0.30)	$(0.06)

Weighted average common shares (basic and diluted)	107,934,493	85,917,592

Total comprehensive loss	$(31,839,628)	$(5,559,702)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,848,223)	$(5,563,936)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	41,493	37,019
Stock-based compensation expense	951,104	743,444
Change in fair value of warrant liability	—	(91,623)
Amortization of debt issuance costs	18,703	26,213
Loss on disposal of assets	2,240	—
Non-cash interest (income)/expense on investments	(306,760)	(46,102)
Issuance of common stock in consideration for rights granted under Aurigene collaboration agreement (see Note 4(b))	23,968,183	—
Payment-in kind interest on Curis Royalty debt	—	(353,619)
Changes in operating assets and liabilities:
Accounts receivable	191,651	108,268
Prepaid expenses and other assets	(336,364)	(6,420)
Accounts payable and accrued and other liabilities	(441,223)	(159,130)

Total adjustments	24,089,027	258,050

Net cash used in operating activities	(7,759,196)	(5,305,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(57,561,876)	(13,388,600)
Sale of investments	16,983,000	16,816,560
Purchases of property and equipment	(14,957)	—
Decrease in restricted cash	13,877	13,877

Net cash (used by)/provided by investing activities	(40,579,956)	3,441,837

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 8(a))	64,859,997	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans	128,628	180,431
Payments on Curis Royalty’s debt	(929,339)	—

Net cash provided by financing activities	64,059,286	180,431

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	15,720,134	(1,683,618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,747,411	9,591,487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,467,545	$7,907,869

Non-cash items:
Unpaid and accrued equity issuance costs	$(240,590)	$—

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

The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical drug candidates include CUDC-907, a dual histone deacetylase, or HDAC and phosphoinositide-3 kinase, or PI3K, inhibitor, CUDC-427, a small molecule antagonist of the inhibitor of apoptosis, or IAP, proteins, and CUDC-305, a Heat Shock Protein 90, or HSP90, inhibitor. Erivedge®, the first and only approved medicine for the treatment of advanced basal cell carcinoma, or BCC, is being commercialized by F. Hoffmann-La Roche Ltd., or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under a collaboration agreement between Curis and Genentech.

In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene (see Note 4(b)). The collaboration provides for inclusion of multiple programs, with Curis having the option to exclusively license compounds once a development candidate is nominated within each respective program. The first two programs under the collaboration are focused on the development of orally-available small molecule antagonists of programmed death ligand-1 (PD-L1) in the immuno-oncology field and orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field.

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

The Company is subject to risks common to companies in the biotechnology industry as well as risk that are specific to the Company’s business, including, but not limited to: the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s ability to advance and expand its research and development programs; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.

The Company’s future operating results will largely depend on the magnitude of payments that it receives and makes under its current and potential future corporate collaborations and the progress of drug candidates currently in its development pipeline. The results of the Company’s operations will vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: Roche and Genentech’s ability to successfully commercialize Erivedge; positive results in Roche and Genentech’s ongoing clinical trials; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; and the Company’s ability to successfully enter into one or more material outlicensing or collaboration agreements for its proprietary drug candidates.

The Company anticipates that existing cash, cash equivalents and investments at March 31, 2015 should enable it to maintain current and planned operations into 2017. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2. Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report, as filed with the Securities and Exchange Commission on February 24, 2015.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2015 and the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014.

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

3. Revenue Recognition

The Company is currently a party to collaboration agreements with Genentech and The Leukemia & Lymphoma Society, or LLS. The terms of the Company’s agreement with Genentech provide for Genentech to make a non-refundable license fee payment, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. The Company’s agreement with LLS includes contingent cash payments for the achievement of preclinical and clinical development objectives. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its 2014 Annual Report on Form 10-K.

4. Collaboration Agreements

(a) Genentech, Inc. June 2003 Collaboration

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Roche in several other countries for the treatment of advanced basal cell carcinoma. Genentech’s parent company, Roche, is also conducting additional exploratory Phase 2 studies in patients with less severe forms of basal cell carcinoma. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59,000,000 as of March 31, 2015.

In addition to the contingent cash milestone payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter (see Note 7). The Company recognized $1,671,070 and $1,288,248 in royalty revenue from Genentech’s net sales of Erivedge during the quarters ended March 31, 2015 and 2014, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Comprehensive Loss of $84,092 and $65,148 during these same periods, respectively. For each of the three month periods ended March 31, 2015 and 2014, these amounts are comprised of 5% of the Erivedge royalties earned by Curis Royalty that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to specified quarterly caps, until such time as the loan is fully repaid.

During the three months ended March 31, 2015 and 2014, the Company recorded research and development revenue of $55,786 and $39,861, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the three months ended March 31, 2015 and 2014, Genentech incurred expenses of $68,775 and $85,431, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Comprehensive Loss.

(b) Aurigene Agreement

Collaboration Overview. In January 2015, the Company entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses under relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds.

The collaboration agreement specifies that the first two programs will be directed at developing orally available small molecules that will target the modulation of IRAK4 and PD-1 pathway, respectively. The Company anticipates that at least two additional programs will be selected within two years of the effective date of the collaboration agreement, and the Company’s goal is to have the collaboration’s steering committee recommend as many additional programs as feasible, in order for Aurigene to initiate or continue the relevant preclinical activities as described in a written plan for each program.

For each program, Aurigene has granted the Company an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world, excluding India and Russia. Upon exercise of the option for a particular program, Aurigene will grant the Company the royalty-bearing license described above for such program, and the Company will grant Aurigene an exclusive, royalty-free, fully paid license under the Company’s relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.

For each program with respect to which the Company exercises the option to license (as described above), it is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.

Subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one year periods by paying to Aurigene exclusivity option fees on an annual basis.

In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on each program for which there are ongoing activities in research or development, or for which the Company has exercised its option to exclusively license (as described above) and the Company or its affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market, subject to the Company’s payment of an annual exclusivity fee on a program-by-program basis.

For each product that may be commercialized, the Company has granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in the Company’s territory.

Up-front Equity Issuance. In connection with the collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock in partial consideration for the rights granted to the Company under the collaboration agreement. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments. The Company has agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•	for the first two programs: up to $52,500,000 per program, including up to $10,000,000 for an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•	for the third and fourth programs: up to $50,000,000 per program, including up to $7,500,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•	for any program thereafter: up to $140,500,000 per program, including up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Royalties on Net Sales by the Company. The Company has agreed to pay Aurigene tiered royalties on the Company’s and its affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.

Amounts that the Company Receives from Sublicensees. The Company has agreed to make the following payments to Aurigene upon its entry into sublicense agreements on any program(s):

•	with respect to amounts that the Company and its affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including for example 25% of such amounts following the Company’s initiation of Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that the Company receives from sublicensees, subject to minimum royalty percentage rates that the Company is obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•	with respect to sublicensing revenues the Company and its affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that the Company receives from sublicensees; and

•	with respect to non-royalty sublicensing revenues the Company and its affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. The Company is also obligated to share 50% of royalties that the Company receives from sublicensees that it receives in these territories.

The Company’s royalty payment obligations (including with respect to royalties on sales by sublicensees) under the collaboration agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country and (ii) 10 years from the first commercial sale of such product in such country.

Term and Termination. The term of the collaboration agreement begins upon signing and, unless earlier terminated, will expire upon either: (i) 90 days after the completion by Aurigene of its obligations under all research plans if the Company has not exercised the option with respect to at least one program by such time; or (ii) expiration of the last-to-expire royalty term for any and all products. Upon expiration (but not on earlier termination) of the collaboration agreement, all licenses granted by Aurigene to the Company that were in effect immediately prior to such expiration shall survive on a non-exclusive, royalty-free, fully paid, irrevocable, perpetual basis.

The collaboration agreement may be terminated, either in its entirety or with respect to a particular program, by either Aurigene or the Company for uncured material breach by the other party, other than an uncured material breach by the other party of its diligence obligations with respect to a program or licensed program. If an uncured material breach other than a diligence breach relates to a particular program or licensed program, the non-breaching party may terminate the collaboration agreement only with respect to that program or licensed program. However, after initiation of the first pivotal clinical trial of a product for a licensed program, Aurigene may not terminate the collaboration agreement with respect to such licensed program for an uncured non diligence breach by the Company, except in the case of the Company’s uncured material breach of its payment obligations with respect to such licensed program, but Aurigene may pursue any and all remedies that may be available to it at law or in equity as a result of such breach. Similarly, after initiation of the first pivotal clinical trial of a product for a licensed program, the Company may not terminate the collaboration agreement with respect to the license the Company has granted Aurigene for the its territory or India and Russia for such licensed program for an uncured non diligence breach by Aurigene, but the Company may pursue any and all remedies that may be available at law or in equity as a result of such breach.

On a program-by-program basis, the Company may terminate the collaboration agreement as it relates to a program or licensed program for an uncured diligence breach by Aurigene with respect to such program or licensed program, and Aurigene may terminate the collaboration agreement as it relates to a licensed program for an uncured diligence breach by the Company with respect to such licensed program.

In addition, the Company may terminate the collaboration agreement in its entirety or as it relates to a particular program or licensed program or on a country-by-country basis, for any reason or for no reason at any time upon 60 days’ prior written notice to Aurigene.

In the event of termination of the collaboration agreement in its entirety before the Company has exercised the option for any program, or termination of the collaboration agreement as it relates to any program prior to exercise of the option for such program, all rights and licenses granted by either Aurigene or the Company to the other party with respect to such program under the collaboration agreement (including the option for such program) will automatically terminate.

If the royalty term with respect to a product for any licensed program in any country has expired on or before any termination of the collaboration agreement in its entirety or as to such licensed program, the license granted by Aurigene to the Company with respect to such product in such country, as well as the corresponding license granted to Aurigene in its territory, shall survive such termination of the collaboration agreement.

Solely in the event of termination of the collaboration agreement by Aurigene for the Company’s uncured breach, or the Company’s termination of the collaboration agreement for convenience, the following will apply to any program that was a licensed program immediately prior to such termination:

•	the Company’s license with respect to any licensed program that is not a terminated program (defined below), either in the Company’s entire territory or in countries within our territory outside of the terminated region (defined below), as applicable, shall continue in full force and effect, subject to all terms and conditions of the collaboration agreement, including the Company’s payment obligations;

•	the Company’s license with respect to any terminated program, either in the Company’s entire territory or in the terminated region, as applicable, shall terminate and revert to Aurigene;

•	the Company will grant Aurigene a perpetual, royalty-free (except for pass-through royalties and milestone payments payable by the Company under licenses to third party patent rights with respect to products developed or commercialized by or on behalf of Aurigene) license, with the right to sublicense, under the Company’s relevant patent rights and other technology solely to develop, manufacture and commercialize compounds and products for any terminated program, either in the Company’s entire territory or in the terminated region, as applicable. The foregoing license will be non-exclusive with respect to the Company’s patent rights and exclusive with respect to its other technology;

•	the Company will grant to Aurigene a right of first negotiation, exercisable within 90 days after termination, to obtain an exclusive, royalty-bearing license, with the right to sublicense, under our relevant patent rights solely to develop, manufacture and commercialize compounds and products for any terminated program, either in the Company’s entire territory or in the terminated region, as applicable, upon commercially reasonable terms and conditions to be negotiated in good faith by the parties;

•	the Company will perform other specified activities and actions reasonably necessary for Aurigene to develop, manufacture and commercialize compounds and products for any terminated program, either in the Company’s entire territory or in the terminated region, as applicable; and

•	the applicable license to Aurigene will survive termination.

For purposes of the foregoing, “terminated program” means: (i) in the case of termination of the collaboration agreement in its entirety by Aurigene for our uncured non diligence breach, any program that was a licensed program immediately prior to such termination, but excluding, except in the case of our uncured material breach of the Company’s payment obligations with respect to such licensed program, any such licensed program for which initiation of the first pivotal clinical trial of a product has occurred prior to such termination; (ii) in the case of any termination of the collaboration agreement as to a particular licensed program by Aurigene either for the Company’s uncured non diligence breach (to the extent termination as to such licensed program is permitted) or our uncured diligence breach, such licensed program; (iii) in the case of the Company’s termination of the collaboration agreement in its entirety for convenience, any program that was a licensed program immediately prior to such termination; or (iv) in the case of the Company’s termination of the collaboration agreement as to a particular licensed program for convenience, such licensed program; provided, however, that, in the case of the preceding clauses (iii) and (iv), if the Company’s termination of the collaboration agreement in its entirety or as to a particular licensed program for convenience was with respect only to a particular country or subset of countries within the entire territory (as applicable, a “terminated region”), the applicable licensed program(s) shall be considered “terminated program(s)” only in the terminated region but shall remain licensed program(s) in the rest of the Company’s territory.

Accounting Summary. Under the terms of this collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock in partial consideration for the rights granted under the collaboration agreement at a value of $23,968,183 based on the closing share price of the Company’s common stock of $1.40 per share on January 20, 2015, which was the closing date of the stock purchase agreement. In addition, the Company made a cash payment of $379,632 pursuant to the collaboration agreement. Given that any compounds that may be licensed from Aurigene are in pre-clinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility, the Company recognized in-process research and development expense of $24,347,815 within its Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2015.

(c) Termination and Transition Agreement with Debiopharm International S.A.

In February 2015, the Company entered into a termination and transition agreement with Debiopharm International S.A., or Debiopharm to terminate the August 5, 2009 license agreement between the Company and Debiopharm, under which the Company granted Debiopharm an exclusive, worldwide license to Debio 0932, a small molecule inhibitor of heat shock protein 90, or HSP90, as amended.

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

The Company has agreed to make the following payments to Debiopharm under the terms of the termination and transition agreement:

Up-front drug product payment. The Company paid $750,000 to Debiopharm during the quarter ended March 31, 2015, primarily in consideration for Debiopharm providing drug product for use in the Company’s future clinical studies, which has been recorded within the research and development line item of its Condensed Consolidated Statements of Operations and Comprehensive Loss.

Milestone payments. The Company has agreed to make each of the following one-time payments to Debiopharm:

(i)	$3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of Debio 0932; and

(ii)	$10,000,000 within 30 days after receipt of the first marketing approval for Debio 0932 in the United States of America or any specified major European market (whichever occurs first).

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

(d) The Leukemia & Lymphoma Society Agreement

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society, or LLS, agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS has agreed to make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. Additional milestone payments may be earned assuming CUDC-907 continues to progress through clinical development. The Company did not receive any milestone payments pursuant to the LLS agreement during the three months ended March 31, 2015 or 2014, respectively.

Under certain conditions associated with the Company’s successful partnering and/or commercialization of CUDC-907 in the specified indications, the Company may be obligated to make payments, including royalties, to LLS of up to $10,000,000. This obligation is capped at 2.5 times the amount the Company receives from LLS. Accordingly, the maximum obligation as of March 31, 2015 is $4,125,000. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant. As of March 31, 2015, the Company has not recorded an obligation to repay any of the funds received from LLS because the contingent repayment obligation depends solely on the successful results of the continued development of CUDC-907, including regulatory approval, commercialization or entry into a collaboration agreement with a third party, none of which are probable at March 31, 2015 due to the very early stages of clinical development of this molecule.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2015 and December 31, 2014 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2015:
Cash equivalents
Money market funds	$8,119,616	$—	$—	$8,119,616
Municipal bonds	—	1,015,000	—	1,015,000
Corporate commercial paper, stock, bonds and notes	—	11,012,930	—	11,012,930
Short- and long-term investments
US government obligations	—	2,003,082	—	2,003,082
Corporate commercial paper, stock, bonds and notes	70,234,471	11,448,228	—	81,682,699

Total assets at fair value	$78,354,087	$25,479,240	$—	$103,833,327

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014:
Cash equivalents
Money market funds	$4,419,894	$—	$—	$4,419,894
Municipal bonds	—	1,090,000	—	1,090,000
Short- and long-term investments
Corporate commercial paper, stock, bonds and notes	40,091,800	2,699,750	—	42,791,550

Total assets at fair value	$44,511,694	$3,789,750	$—	$48,301,444

6.	Investments

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$76,486,926	$13,853	$(11,916)	$76,488,863
Corporate bonds and notes – long-term	5,196,141	452	(2,757)	5,193,836
US government and municipal obligations – long-term	2,003,445	—	(363)	2,003,082

Total investments	$83,686,512	$14,305	$(15,036)	$83,685,781

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.7 months at March 31, 2015. Long-term investments have maturities ranging from April 2016 to June 2016 with a weighted average maturity of 13.7 months.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2014 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$42,011,286	$4,883	$(13,387)	$42,002,782
Corporate bonds and notes – long-term	791,261	—	(2,493)	788,768

Total investments	$42,802,547	$4,883	$(15,880)	$42,791,550

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.1 months at December 31, 2014. Long-term investments have maturities ranging from January 2016 to May 2016 with a weighted average maturity of 13.8 months.

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

During the quarter ended March 31, 2015, Curis Royalty made a payment totaling $1,768,491, of which $929,339 has been applied to the principal portion of the debt with the remainder applied to accrued interest. As of March 31, 2015, the Company recorded short- and long-term debt of $5,584,136 and $21,795,103, respectively (net of unamortized issuance costs of $33,799 and $70,469, respectively), and at December 31, 2014, the Company recorded short- and long-term debt of $5,709,985 and $22,589,058, respectively (net of unamortized issuance costs of $38,074 and $75,729, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded related accrued interest on the debt of $295,165 and $286,075 as of March 31, 2015 and December 31, 2014, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, the Company recognized interest expense related to the loan with BioPharma-II of $866,945 and $950,976, respectively.

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification is based on the Company’s best estimate of the timing of amounts to be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. Currently, Curis management estimates that the loan will be repaid in 2018. However, the actual repayment period could vary materially from the Company’s estimate to the extent that royalty payments Curis Royalty receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as due to the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, Curis Royalty is currently entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based on worldwide annual net sales ranging from less than $150,000,000 to $600,000,000. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. The Company is aware of one competing Hedgehog pathway inhibitor that is currently the subject of applications for marketing approval in the United States and European Union. The Company cannot predict whether or when this competing drug candidate will be approved, although it estimates that such review process typically takes up to one year or more, subject to extension. If this molecule is approved and commercialized, the royalty rate for sales in the applicable territory would decline and would likely increase Curis Royalty’s estimated repayment period of the loan made by BioPharma-II. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs.

At March 31, 2015, the fair value of the principal portion of the debt is estimated as $27,930,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

8.	Common Stock and Warrant Liability

(a) 2015 Public Offering of Common Stock

On February 25, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of the Company’s common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriters exercised this option in full on February 25, 2015. On March 2, 2015, the Company completed the public offering of 25,090,908 shares of common stock, including . The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $64,619,407. The Company had offering expenses of $240,590 accrued in its Consolidated Balance Sheet as of March 31, 2015 related to this transaction.

(b) 2010 Registered Direct Offering

On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14,942,000.

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of December 31, 2014, warrants to purchase 238,805 shares of the Company’s common stock had been exercised, and warrants to purchase an aggregate of 1,373,517 shares of common stock were outstanding. All outstanding warrants expired on January 27, 2015 pursuant to the terms of the warrants. Due to the original terms, the warrants were deemed to be a liability and the Company revalued the warrants at each reporting period, with change in fair value of the warrant liability recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $91,623 for the three months ended March 31, 2014. The Company did not recognize any other income or expense associated with these warrants during the three months ended March 31, 2015.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation	$722,090	$1,386,226
Professional fees	158,475	122,850
Accrued interest on debt (see Note 7)	295,165	286,075
Other	188,862	212,548

Total	$1,364,592	$2,007,699

10.	Accounting for Stock-Based Compensation

As of March 31, 2015, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2013 and approved by shareholders in May 2013 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. For a complete discussion of the Company’s share-based compensation plans, see Note 4, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report.

During the quarter ended March 31, 2015, the Company’s board of directors granted options to purchase 1,178,750 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The Company’s board of directors granted an aggregate of an additional 1,060,000 shares of the Company’s common stock to its officers in February 2015. Such stock options have an exercise price equal to $2.39 per share, the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period; provided that such awards will terminate and be forfeited if the Company’s stockholders do not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options shall not be exercisable and no common stock shall be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders.

During the quarter ended March 31, 2015, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise prices price of $1.94 per share, which equals to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the quarters ended March 31, 2015 and 2014 based on the assumptions noted in the following table:

	Three Months Ended
	March 31,
	2015	2014
Expected life (years) – employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.6-1.7%	1.9-2.2%
Volatility	68-70%	71%
Dividends	None	None

The expected volatility is based on the annualized daily historical volatility of the Company’s stock price for a time period consistent with the expected term of each grant. Management believes that the historical volatility of the Company’s stock price best represents the future volatility of the stock price. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the respective grant. The Company has not historically paid cash dividends, and does not expect to pay cash dividends in the foreseeable future.

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

The aggregate intrinsic value of employee options outstanding at March 31, 2015 was $4,881,000, of which $3,832,000 related to exercisable options. The weighted average grant-date fair values of these stock options granted during the quarters ended March 31, 2015 and 2014 were $1.25 and $1.97, respectively, excluding those stock options that include market conditions granted in February 2014 discussed below. As of March 31, 2015, there was approximately $5,611,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.59 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2015 and 2014 was $60,000 and $88,000, respectively.

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

Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $905,000, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $120,828 and $48,011 of the employee stock-based compensation expense recorded by the Company for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, none of the options with market conditions had vested.

Employee Stock-Based Compensation Expense

The Company recorded a total of $830,946 and $687,772 in compensation expense for the quarters ended March 31, 2015 and 2014, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the quarters ended March 31, 2015 and 2014 were $896,000 and $910,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. For the three months ended March 31, 2015 and 2014, the Company recognized expense related to non-employee stock options of $120,158 and $55,672, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2015 and 2014, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive (Loss)/Income, including expense related to its ESPP:

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$287,779	$191,945
General and administrative expenses	663,325	551,499

Total stock-based compensation expense	$951,104	$743,444

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2015 and 2014:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2014	$(10,997)
Other comprehensive gain before reclassifications	8,595
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	8,595

Balance, as of March 31, 2015	$(2,402)

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2013	$(6,984)
Other comprehensive gain before reclassifications	4,234
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	4,234

Balance, as of March 31, 2014	$(2,750)

The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2015.

12.	Loss Per Common Share

The Company applies ASC Topic 260—Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2015 and 2014, because the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the three months ended March 31,
	2015	2014
Stock options outstanding	12,650,494	11,333,056
Warrants outstanding	—	1,373,517

Total antidilutive securities	12,650,494	12,706,573

13.	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and the Company does not expect adoption of this guidance will have a material impact on its financial statements.

In January 2015, the FASB issued new guidance to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a material impact on its financial statements.

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. We are currently investigating this molecule in two studies, including in a Phase 1 clinical study in patients with relapsed, refractory lymphoma or multiple myeloma and in a Phase 1 study in patients with solid tumors, including hormone receptor positive or HR+/ HER2-negative breast cancer and midline carcinoma with certain NUT gene rearrangements. In addition, we recently entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In 2015, we currently anticipate that we will exercise options under this collaboration to obtain two exclusive licenses, including for an orally-available small molecule drug candidate that targets programmed death ligand-1, or PD-L1, an immune checkpoint protein, and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4 kinase. We will seek to progress these molecules to Investigational New Drug, or IND, application filings during the fourth quarter of 2015 or early 2016. Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins. We recently completed dose escalation of CUDC-427 in a Phase 1 clinical trial in patients with solid tumors or lymphoma. We also recently regained rights to our Heat Shock Protein 90, or HSP90, inhibitor from Debiopharm International S.A., or Debiopharm. We have redesignated this drug candidate as CUDC-305 from Debio 0932, and are evaluating initiating clinical testing in selected indications. Our collaborators F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as planned development in other non-oncology indications.

CUDC-907. In January 2013, we initiated a Phase 1 clinical study of CUDC-907 monotherapy in patients with relapsed or refractory lymphomas or multiple myeloma. In the fourth quarter of 2014, we initiated enrollment of patients with diffuse large B-cell lymphoma, or DLBCL, or multiple myeloma in the expansion stage of the Phase 1 study. A preliminary analysis of eight heavily pre-treated subjects with relapsed, refractory DLBCL enrolled in the dose escalation phase showed that four patients experienced confirmed partial responses and one patient achieved a complete response that enabled the patient to undergo successful autologous stem cell transplant. Available data from the Phase 1 study will be presented at medical conferences in 2015. Additionally, we expect to initiate combination testing with rituximab during the second quarter of 2015 and a Phase 2, registration-directed study of CUDC-907 in patients with relapsed, refractory DLBCL during the second half of 2015 in order to assess the drug candidate’s efficacy in this disease setting. In light of substantial unmet need for more effective therapies, in April 2015 the U.S. Food & Drug Administration, or FDA, granted CUDC-907 orphan drug designation for the treatment of relapsed, refractory DLBCL. Development of CUDC-907 in hematological malignancies is partially supported by The Leukemia & Lymphoma Society, or LLS.

In the fourth quarter of 2014, we initiated a separate Phase 1 trial to investigate CUDC-907 in patients with advanced solid tumors, including those with advanced hormone receptor positive breast cancer or with NUT midline carcinoma.

Aurigene. In January 2015, we entered into an exclusive, multi-year collaboration with Aurigene that is focused on discovery, development and commercialization of drug candidates in the fields of immuno-oncology and precision oncology. As part of the agreement, Aurigene has granted to us the option to exclusively license multiple compounds including the designated development candidates discovered using their small molecule technology that address molecular targets within the scope of the collaboration. Within the collaboration, Aurigene is responsible for conducting all discovery and preclinical activities, including IND-enabling studies and providing Phase 1 clinical trial supply of the investigational agent, and we are responsible for all clinical development, regulatory and commercialization efforts worldwide, excluding India and Russia, for each candidate for which we exercise an option to obtain a license. We will also make specified payments to Aurigene, including option exercise fees, pre-IND milestones for the first four programs, as well as milestone payments and royalties on any products that we successfully commercialize under the collaboration. The lead compounds under the collaboration are orally-available small molecule antagonists of PD-L1 immune checkpoint target and orally-available small molecule inhibitors of IRAK4 kinase in the precision oncology field. In 2015, we currently anticipate that we will exercise options to obtain exclusive licenses to two compounds directed at these targets and to file IND applications for a development candidate from each program in late 2015 to early 2016. Because Aurigene is primarily responsible for preclinical development of all program compounds, we expect that a substantial majority of our costs in 2015 related to PD-L1 and IRAK4 will be related to option exercise fees and pre-IND milestones. For the first two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study.

CUDC-427. In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. In the fourth quarter of 2014, we completed the dose escalation stage of a Phase 1 study in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily. We have established 300 mg dose given daily on a 14 days “on”, 7 days “off” schedule as the recommended dose and schedule for further development of CUDC-427. We expect to enroll patients with lymphoma, including those with DLBCL and mucosa associated lymphoid tissue, or MALT, lymphoma at this dose and schedule in an expansion cohort in 2015.

CUDC-305. In February 2015, we regained the worldwide development and commercialization rights to CUDC-305 (formerly Debio 0932) from Debiopharm. During the fourth quarter of 2014, Debiopharm determined that it would not advance the compound to the Phase 2 stage of the HALO, or HSP90 inhibition And Lung cancer Outcomes, study. Debiopharm determined that the results from the Phase 1 portion of the HALO lung cancer study were inconclusive although safety observations were generally consistent with the previously observed side effects of the compound and/or the respective chemotherapeutic regimens administered in the trial. In February 2015, we entered into a termination and transition agreement with Debiopharm pursuant to which Debiopharm has returned to us all future development and commercialization rights to the compound, which we have redesignated as CUDC-305, and we paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in our future clinical studies. While we do not plan to continue to investigate CUDC-305 in non-small cell lung cancer, we are evaluating initiating clinical studies with CUDC-305, including trials in patients with systemic mastocytosis and glioblastoma multiforme, in either company-sponsored or investigator sponsored studies. We are also exploring potential partnering opportunities for this molecule.

Erivedge. Erivedge is the first and only FDA approved medicine for the treatment of metastatic or locally advanced basal cell carcinoma, or BCC, and is being developed and commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. In January 2012, the FDA approved Erivedge for the treatment of adults with BCC that has spread to other parts of the body, or that has come back after surgery or that their healthcare provider decides cannot be treated with surgery or radiation, collectively considered as advanced BCC. In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge and in July 2013, the European Commission granted conditional approval for the marketing of Erivedge in all 28 European Union member states. Erivedge’s approval in the United States, Europe, Australia and several other countries is based on positive clinical data from the ERIVANCE BCC/SHH4476g trial, a pivotal Phase 2 study of Erivedge in patients with advanced BCC. Under the provisions of the conditional approval in Europe, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE, which is an international, single-arm, open-label multicenter trial in patients with advanced forms of BCC. The STEVIE trial has completed enrollment of approximately 1,200 patients and interim analyses from the study confirmed a safety profile similar to that observed in previous studies of Erivedge in BCC patients. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as pursuing its potential development in other non-oncology indications.

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

The lead compounds under this collaboration agreement are directed at developing orally available small molecules that will target the modulation of the PD-1 pathway and IRAK4 kinase, respectively.

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

Up-front Equity Issuance. In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock valued at $23,968,000 in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the quarter ended March 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments. We have agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•	for the first two programs: up to $52,500,000 per program, including up to $10,000,000 for an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•	for the third and fourth programs: up to $50,000,000 per program, including up to $7,500,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•	for any program thereafter: up to $140,500,000 per program, including up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

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

Amounts that we Receive from Sublicensees. We have agreed to make the following payments to Aurigene upon our entry into sublicense agreements on any program(s):

•	with respect to amounts that we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including, for example 25% of such amounts following our initiation of Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•	with respect to sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•	with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees with respect to the grant of a sublicense of a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.

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

Genentech

Genentech Hedgehog Pathway Inhibitor Collaboration. Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import small molecule and antibody Hedgehog pathway inhibitors. The lead drug candidate under this program is Erivedge. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge, other than in Japan where such rights are held by Chugai. Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing.

We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59,000,000 to date. Pursuant to the terms of our collaboration agreement with Genentech, we are also entitled to a royalty on net sales of Erivedge. The royalty rate escalates from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. We recognized $1,671,000 of royalty revenue from Genentech’s net sales of Erivedge during the quarter ended March 31, 2015 and have recognized an aggregate of $13,900,000 in royalty revenues since Erivedge was approved. In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of March 31, 2015, Curis Royalty owed a total of $27,779,000, gross, to BioPharma-II comprised of principal and accrued interest. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter.

As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. We are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $84,000 during the quarter ended March 31, 2015. As of March 31, 2015, we have paid an aggregate of $797,000 to university licensors upon receipt of royalties since Erivedge was approved.

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

The Leukemia & Lymphoma Society Agreement.

In November 2011, we entered into an agreement with LLS, under which LLS has agreed to support a portion of the direct costs of the development of CUDC-907, up to $4,000,000, through milestone payments upon our achievement of specified development objectives, in patients with relapsed or refractory lymphomas and multiple myeloma. We will be obligated to make future contingent payments, including potential royalty payments under our agreement with LLS upon our successful entry into a partnering agreement for CUDC-907 or upon the achievement of regulatory and commercial objectives, with such future payments capped at 2.5 times the funding payments that we receive from LLS under this agreement. As of March 3, 2015, we have received $1,650,000 under our agreement with LLS, which would result in a maximum payment to LLS of $4,125,000.

Debiopharm

In August 2009, we granted a worldwide, exclusive royalty-bearing license to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932, to Debiopharm. Debiopharm completed Phase 1 testing of this drug candidate and in August 2012, Debiopharm initiated the HALO, or HSP90 inhibition And Lung cancer Outcomes, Phase 1/2 clinical trial of Debio 0932 in combination with various chemotherapy regimens in patients with stage IIIb or IV non-small cell lung cancer, or NSCLC. The primary objective of this trial was to analyze the effect of adding Debio 0932 to combination chemotherapy with cisplatin/pemetrexed or cisplatin/ gemcitabine on the rate of progression-free survival at 6 months in first-line therapy of patients in this trial population. Debiopharm reviewed data from the Phase 1 portion of the HALO study and determined that the results from the Phase 1 portion of the HALO study were inconclusive although safety observations were generally consistent with previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, we entered into a termination and transition agreement with Debiopharm to terminate our August 2009 license agreement, effective February 5, 2015. We have redesignated the molecule as CUDC-305. While we do not plan to continue to investigate CUDC-305 in NSCLC, we are evaluating initiating clinical trials in systemic mastocytosis and in glioblastoma multiforme, either in company-sponsored or investigator sponsored studies.

Under the terms of this agreement, the licenses and all other rights granted by us related to CUDC-305 have been terminated and reverted to Curis effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305. Debiopharm also assigned its sole patent application related to CUDC-305 to us. Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm to pursue the manufacturing of CUDC-305.

During the quarter ended March 31, 2015, we paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in our future clinical studies. In addition, we have agreed to make each of the following contingent one-time payments to Debiopharm: (i) $3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of CUDC-305; and (ii) $10,000,000 within 30 days after receipt of the first marketing approval for CUDC-305 in the U.S. or any specified major European market (whichever occurs first). We have also agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305 and to pay Debiopharm the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii)15% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $20,000,000, unless such sublicense payments are attributable to our grant to a third party sublicensee of a license or sublicense to develop or commercialize a topical formulation of CUDC-305 for local, non-systemic delivery for the treatment of psoriasis, in which case there is no such maximum aggregate.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placements of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $811,403,000 as of March 31, 2015.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of March 31, 2015 should enable us to maintain current and planned operations into 2017. Our ability to continue funding our planned operations into and beyond this point is dependent on a number of factors including future contingent payments that we may receive from Genentech or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	Aurigene’s ability to advance its preclinical immuno-oncology and precision oncology drug candidates, and our ability to further progress these programs clinically;

•	our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary asset, CUDC-907, as well as for such clinical trials to generate favorable data;

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories;

•	Genentech and Roche’s initiation of additional clinical studies of Erivedge, including in non-oncology indications such as the planned Phase 2 study in idiopathic pulmonary fibrosis; and

•	Our or a potential sublicensees’ ability to generate additional clinical trial data for our other proprietary programs, including CUDC-427 and CUDC-305, as well as obtain promising results from these trials.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2015 should enable us to maintain current and planned operations into 2017.

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

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of March 31, 2015, the outstanding principal and interest due under the loan is $27,779,000.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, we expect that all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to quarterly caps, until such time as the loan is fully repaid. We currently estimate that the debt will be repaid in 2018. However, the actual repayment period is highly uncertain and could vary materially from our estimate to the extent that royalty payments we receive are lower than our current estimates, which could arise due to factors beyond our control, such as due to the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part II, Item 1A—Risk Factors.”

We could receive additional milestone payments from Genentech and LLS, provided the respective programs meet contractually-specified development and regulatory objectives. In June 2014, Roche filed an IND application with the FDA to initiate a Phase 2 clinical study of Erivedge in patients with IPF, which represented the first clinical study by Roche in a non-oncology indication and resulted in a $3,000,000 cash milestone payment to us. Although the Phase 2 study was opened, no patients were enrolled in the study and in August 2014 enrollment in this study was suspended by Roche pending additional changes in the study protocol. Our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical, development and regulatory objectives, if any are met, under new collaborations or our existing collaborations with Genentech and LLS and royalty payments that are contingent upon the successful commercialization of any products based upon these collaborations. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations with Genentech and LLS cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record in the Revenues section of our Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

Research and Development. Research and development expense consists of costs incurred to discover, research and develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel including stock-based compensation expense; costs of conducting in our clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others; other outside service costs including costs of contract manufacturing; sublicense payments; and the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our earning payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

Drug Candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Relapsed, refractory lymphomas and multiple myeloma	Internal development/LLS	Phase 1
	Advanced HER 2-/ ER+ or PR+ breast cancer and NUT midline carcinoma	Internal development	Phase 1

Aurigene Immuno-Oncology
- PD-L1 antagonist	Cancers	Aurigene	Preclinical*

Aurigene Precision Oncology
- IRAK4 Inhibitor	Hematological cancers	Aurigene	Preclinical*

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Internal development	Phase 1

HSP90 Inhibitor
- CUDC-305	Cancers	Internal development	Phase 1

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; regulatory submissions made in additional territories
- Erivedge	Preceding excision and multiple BCC	Roche	Phase 2

- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2; patient enrollment currently suspended to allow for protocol amendment

*	We have an option to exclusively license molecules under the terms of our agreement with Aurigene.

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

In-process Research and Development. We recognized in-process research and development expenses of $24,348,000 during the quarter ended March 31, 2015 in partial consideration for the rights granted to us under the collaboration agreement with Aurigene.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the performance obligations under our collaboration agreements; the estimated repayment term of our debt and related short- and long-term classification; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in our valuation of stock-based compensation and the value of certain investments and liabilities, including our long-term warrant liability. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes to the probabilities underlying the assumptions used in valuing our warrant liability could materially impact our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report, which was filed with the SEC on February 24, 2015.

Results of Operations

Three Months Ended March 31, 2015 and March 31, 2014

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2015	2014
Revenues:
Royalty revenues from Genentech	$1,671,000	$1,288,000	30%
Research and development, net	(13,000)	(3,000)	(3,333%)

Total Revenues	$1,658,000	$1,285,000	29%

Total revenues increased by $373,000 to $1,658,000 for the three months ended March 31, 2015 as compared to $1,285,000 for the same period in 2014, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2015 as compared to the prior year period.

All potential future revenues under our current collaboration agreements with Genentech and LLS are either (i) contingent payments based on the achievement of clinical and regulatory objective milestones or (ii) royalties on future net sales made by Genentech and Roche.

Cost of Royalty Revenues. Cost of royalty revenues increased to $84,000 from $65,000 for the quarters ended March 31, 2015 and 2014, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/
Research and Development Program	2015	2014	(Decrease)
CUDC-907	$2,730,000	$1,394,000	96%
CUDC-427	730,000	1,274,000	(43%)
CUDC-305	806,000	10,000	79,600%
CUDC-101	17,000	133,000	(87%)
Erivedge	39,000	40,000	(3%)
Preclinical and discovery research	107,000	103,000	4%
Loss on disposal of asset	2,000	—	100%
Stock-based compensation	288,000	192,000	50%

Total research and development expenses	$4,719,000	$3,146,000	50%

Our research and development expenses increased by $1,573,000, or 50%, for the three months ended March 31, 2015 as compared to the same period in 2014. Our research and development expenses increased primarily due to increases in spending on CUDC-907 and CUDC-305. This was partially offset by decreases in spending on CUDC-427 and CUDC-101. Spending on CUDC-907 increased $1,336,000 during the three months ended March 31, 2015 as compared to the prior year period primarily related to outside services, including clinical site, patient, CRO and consulting costs, for our ongoing Phase 1 clinical trials of CUDC-907 , for which enrollment has increased. We enrolled our first patient in the Phase I clinical trial of CUDC-907 in solid tumors in December 2014. Spending on CUDC-305 increased by $796,000 primarily due to the $750,000 payment we made to Debiopharm for drug product upon termination of that agreement. Stock-based compensation also increased $96,000 primarily related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period.

Offsetting these increases, spending on CUDC-427 decreased by $544,000 during the three months ended March 31, 2015 as compared to the prior year period primarily related to decreases in consulting, outside services and employee-related costs. During the quarter ended March 31, 2014, we incurred consulting and other outside costs in connection with our response to the FDA with respect to the partial clinical hold placed on our clinical trial of CUDC-427, which was subsequently lifted by the FDA in March 2014, that were not recurring in the current year period. In addition, spending related to our CUDC-101 program decreased by $116,000 due to our decision to discontinue investments in the clinical development of CUDC-101 and to allocate our internal resources to our clinical development programs.

Spending on our preclinical research programs for the three months ended March 31, 2015 relates to costs to support planned development programs under our collaboration with Aurigene, primarily personnel costs, whereas spending in the same prior year period related to costs to support our internal discovery research program which has been discontinued.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-907 and any development programs resulting from our collaboration with Aurigene. In addition, we will be obligated to pay Aurigene milestone payments upon achievement of specified preclinical and development objectives in certain territories and royalties on net sales of drug candidates resulting from that collaboration, if any.

We recorded in-process research and development expenses of $24,348,000 for the three months ended March 31, 2015 which represents the partial consideration for the rights granted to us under the collaboration agreement with Aurigene in January 2015.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2015	2014
Personnel	$1,053,000	$1,053,000	—%
Occupancy and depreciation	98,000	88,000	11%
Legal services	727,000	329,000	121%
Professional and consulting services	649,000	409,000	59%
Insurance costs	86,000	90,000	(4%)
Other general and administrative expenses	253,000	307,000	(18%)
Stock-based compensation	663,000	551,000	20%

Total general and administrative expenses	$3,529,000	$2,827,000	25%

General and administrative expenses increased by $702,000, or 25%, for the three months ended March 31, 2015 as compared to the prior year period, primarily due to an increase in legal, professional and consulting costs related to the Aurigene transaction and other business development matters. Patent costs, which includes fees related to foreign patent filings, also increased over the same prior year period. In addition, stock-based compensation increased $112,000 over the prior year period as a result of an increase in the grant-date fair value of options issued during the first quarter of 2015 as compared to the prior year period.

Change in fair value of warrant liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants had an initial exercise price of $3.55 per share and a five year term, and the fair value of the warrants is recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model. The warrants have been revalued at each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants.

All of the outstanding warrants at December 31, 2014 expired unexercised on January 27, 2015 in accordance with the warrant terms; therefore, no amounts were recognized during the quarter ended March 31, 2015 related to the change in fair value of the warrants. We estimated that the fair value of the warrants at March 31, 2014 was $625,000 using this model with the following assumptions: expected volatility of 67.5%, risk free interest rate of 0.1%, expected life of 0.8 years and no dividends. We recorded income of $92,000 for the quarter ended March 31, 2014, primarily related to the change in our stock price during the period.

Other Expense

For the three months ended March 31, 2015 and 2014, interest expense was $867,000 and $951,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $40,000 and $49,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

On February 25, 2015, we entered into an underwriting agreement with Cowen and Company, LLC acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of our common stock,. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. On March 2, 2015, we completed the public offering of 25,090,908 shares of common stock, including the full exercise by the underwriters of the option. We received net proceeds from the sale of the shares, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $64,619,000.

In July 2013, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Through March 31, 2015, we have sold 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II for the quarter ended March 31, 2015 totaled $1,768,000, of which $929,000 has been applied to the principal portion of the debt with the remainder paying interest. As of March 31, 2015, Curis Royalty owed a total of $27,779,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest.

We have received aggregate milestone payments totaling $59,000,000 under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s net sales of Erivedge in the U.S. and Roche’s net sales of Erivedge outside of the U.S. Erivedge royalty revenues received subsequent to December 2012 are being used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receiving any such payments, as well as on royalties that are recieved in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that we Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

At March 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $107,153,000, excluding our restricted investments of $153,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $7,759,000 during the three-month period ended March 31, 2015 was primarily the result of our net loss for the period of $31,848,000, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $24,675,000. In addition, accounts payable and accrued liabilities used cash of $441,000 related to the payment of certain year-end employee benefits.

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

Investing activities used cash of $40,580,000 and provided cash of $3,442,000 for the three-month periods ended March 31, 2015 and 2014, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods. The increase in purchases of investments during the three-month period ended March 31, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock.

Financing activities provided cash of $64,059,000 for the three-month period ended March 31, 2015. During the quarter, we received $64,860,000 in net proceeds from our underwritten public offering of common stock, and we also received proceeds of $129,000 from the exercise of stock options during the quarter. These proceeds were offset by the principal payment on Curis Royalty’s loan with BioPharma-II of $929,000. Financing activities provided cash of $180,000 for the three-month period ended March 31, 2014, from the exercise of stock options.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $811,403,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CUDC-427, CUDC-305, and to fund our general and administrative costs and expenses.

In addition, in January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. The first two programs under the collaboration are an orally-available small molecule antagonist of programmed death ligand-1 or PD-L1 in the immuno-oncology field and an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 or IRAK4 in the precision oncology field. We expect to exercise our options to obtain exclusive licenses to both programs and file IND applications for a development candidate from each in late 2015 or early 2016. Developing programs under our collaboration with Aurigene will require substantial additional capital. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in 2015 and to also file IND applications for a development candidate from each program. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study for each of the first two programs under our collaboration with Aurigene.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2015, should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and we do not expect adoption of this guidance will have a material impact on our financial statements.

In January 2015, the FASB issued new guidance to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We do not expect adoption of this standard will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2015.

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

Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since March 31, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

We have incurred significant losses since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $811,403,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our current and planned research and development activities for CUDC-907, CUDC-427, CUDC-305, to fund programs we may license and develop under our collaboration with Aurigene, which we expect will require substantial additional capital, and to fund our general and administrative costs and expenses. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in 2015 and to also file IND applications for a development candidate from each program in late 2015 or early 2016. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study for each of the first two programs under our collaboration with Aurigene.

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

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-907, CUDC-427, CUDC-305 and other drug candidates that we may seek to develop in the future and to fund our general and administrative costs and expenses. Moreover, under the collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which will impose significant potential financial obligations on us. For example, for each of the first two programs under this collaboration, we expect to exercise options to obtain exclusive licenses to these two programs in 2015 and to also file IND applications for a development candidate from each program in late 2015 or early 2016. We are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase I study for each of the first two programs under this collaboration. We expect our expenses to substantially increase in connection with these ongoing activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We anticipate that existing cash, cash equivalents, investments and working capital at March 31, 2015 should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

At March 31, 2015, we had $107,153,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. Any deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents and marketable securities and our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We have invested a significant portion of our efforts and financial resources on our most advanced product candidates, CUDC-907, CUDC-427 and CUDC-305. We have not commenced clinical trials for any other product candidates. In addition, under our agreement with Aurigene, we have the option to license from Aurigene specified drug development programs and we expect to exercise our right to license two such programs in 2015 and to also file IND applications for a development candidate from each program in late 2015 or early 2016. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

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

We also expect that we will exercise options to obtain exclusive licenses to at least two programs under our collaboration agreement with Aurigene, including programs that target IRAK4 and the interactions between PD-1 and PD-L1 for the treatment of human cancers. We are aware of at least two other companies that are developing IRAK4 inhibitors for oncology indications: Nimbus Discovery and TG Therapeutics (in-licensed an IRAK4 inhibitor from Ligand Pharmaceuticals). In addition, there are two approved drugs on the market that target PD-1/ PD-L1 interactions (Bristol-Myer Squibb’s OpdivoTM and Merck & Co.’s KeytrudaTM) and a number of drug candidates in various stages of development that target the similar interactions such as Roche’s MPDL3280A, Merck KGaA’s avelumab (collaborator: Pfizer), AstraZeneca/ MedImmune’s MEDI4736 and MEDI0680, Curetech/ Medivation’s pidilizumab and others.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. Although we currently comply with the minimum bid requirement, our bid price could fall below $1.00 per share in the future. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through May 3, 2015. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options or pursuant to our universal shelf registration statement could result in dilution to our stockholders and negatively affect our stock price.

Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and in the future we may issue additional options, warrants or other derivative securities convertible into our common stock. The exercise of any such options, warrants or other derivative securities, and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2013 we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen, acting as agent, up to $30,000,000 of the registered common stock that was on this shelf registration statement pursuant to one or more “at the market” offerings. We have received gross proceeds of approximately $16,900,000 as of March 31, 2015 through these “at the market” sales. In addition, with our prior written approval, Cowen may also sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of March 31, 2015, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 46.6% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: May 7, 2015	By:	/s/ MICHAEL P. GRAY
Michael P. Gray Chief Financial and Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Underwriting Agreement, dated February 25, 2015, between Curis, Inc. and Cowen and Company, LLC, as representative of the underwriters named therein (1)

10.2	Termination and Transition Agreement, dated February 5, 2015, by and between Curis, Inc. and Debiopharm International S.A. (2)

10.3	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited (2)

10.4	Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited (2)

10.5	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 26, 2015.
(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on February 24, 2015.