Form 10-Q
period 2015-06-30
CURIS INC
filed 2015-08-06
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 2, 2015, there were 129,613,751 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$31,485,243	$7,747,411
Investments	67,701,055	42,002,782
Short-term investment – restricted	—	13,877
Accounts receivable	2,093,094	1,960,995
Prepaid expenses and other current assets	777,401	489,844

Total current assets	102,056,793	52,214,909

Property and equipment, net	323,101	407,738
Long-term investments	—	788,768
Long-term investment – restricted	152,610	152,610
Goodwill	8,982,000	8,982,000
Other assets	61,715	67,544

Total assets	$111,576,219	$62,613,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,385,382	$2,349,183
Accrued liabilities	1,818,072	2,007,699
Current portion of long-term debt, net	4,846,338	5,709,985

Total current liabilities	9,049,792	10,066,867
Long-term debt, net	21,790,893	22,589,058
Other long-term liabilities	158,533	174,018

Total liabilities	30,999,218	32,829,943

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 129,613,751 shares issued and 128,390,905 shares outstanding at June 30, 2015; 87,253,657 shares issued and 86,030,811 shares outstanding at December 31, 2014	1,296,138	872,537
Additional paid-in capital	900,338,680	810,001,410
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(819,532,211)	(779,555,295)
Accumulated other comprehensive loss	(1,577)	(10,997)

Total stockholders’ equity	80,577,001	29,783,626

Total liabilities and stockholders’ equity	$111,576,219	$62,613,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES:
Royalties	$2,033,836	$1,823,935	$3,704,906	$3,112,183
Research and development, net	48,668	(22,650)	35,930	(26,265)
License fees	—	3,000,000	—	3,000,000

Total revenues	2,082,504	4,801,285	3,740,836	6,085,918

COSTS AND EXPENSES:
Cost of royalty revenues	102,972	91,837	187,064	156,985
Research and development	5,937,976	3,328,976	10,656,948	6,474,906
In-process research and development	—	—	24,347,815	—
General and administrative	3,410,972	2,925,259	6,939,974	5,752,157

Total costs and expenses	9,451,920	6,346,072	42,131,801	12,384,048

Loss from operations	(7,369,416)	(1,544,787)	(38,390,965)	(6,298,130)

OTHER INCOME/(EXPENSE):
Interest income	84,092	41,479	124,363	90,239
Interest expense	(843,369)	(949,730)	(1,710,314)	(1,900,706)
Change in fair value of warrant liability	—	557,253	—	648,876

Total other expense	(759,277)	(350,998)	(1,585,951)	(1,161,591)

Net loss	$(8,128,693)	$(1,895,785)	$(39,976,916)	$(7,459,721)

Net loss per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.34)	$(0.09)

Weighted average common shares (basic and diluted)	128,351,482	85,963,836	118,199,388	85,940,842

Total comprehensive loss	$(8,127,868)	$(1,885,634)	$(39,967,496)	$(7,445,336)

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,976,916)	$(7,459,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,397	74,837
Stock-based compensation expense	1,973,701	1,427,265
Change in fair value of warrant liability	—	(648,876)
Non-cash interest expense on investments	(47,123)	69,046
Amortization of debt issuance costs	30,730	52,427
Gain on disposal of assets	(16,545)	—
Issuance of common stock in consideration for rights granted under Aurigene collaboration agreement (see Note 4(b))	23,968,183	—
Payment-in kind interest on Curis Royalty’s debt	—	(711,353)
Changes in operating assets and liabilities:
Accounts receivable	(132,099)	(3,366,224)
Prepaid expenses and other assets	(273,826)	131,908
Accounts payable and accrued liabilities	(153,956)	395,205

Total adjustments	25,431,462	(2,575,765)

Net cash used in operating activities	(14,545,454)	(10,035,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(66,295,557)	(25,347,887)
Sales of investments	41,442,595	35,736,387
Purchases of property and equipment	(14,957)	(58,861)
Decrease in restricted cash	13,877	13,877

Net cash (used in)/provided by investing activities	(24,854,042)	10,343,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 8(a))	64,619,407	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans	195,400	256,843
Payments on Curis Royalty’s debt	(1,677,479)	—

Net cash provided by financing activities	63,137,328	256,843

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,737,832	564,873

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,747,411	9,591,487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,485,243	$10,156,360

See accompanying notes to unaudited condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes.

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

The Company’s collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as planned development in other non-oncology indications.

The Company’s proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins, and CUDC-305, a Heat Shock Protein 90, or HSP90, inhibitor. The Company currently intends to utilize its available resources for the continued development of CUDC-907 and drug candidates under a collaboration with Aurigene. As such, Curis is seeking to collaborate with third parties for the further development of CUDC-427 and CUDC-305.

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

The Company anticipates that existing cash, cash equivalents and investments at June 30, 2015 should enable it to maintain current and planned operations into 2017. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, the success of its collaborations with Genentech and the Leukemia & Lymphoma Society, or LLS, including its receipt of additional contingent cash payments under these collaborations; its ability to control expenses and its ability to raise additional funds through equity or debt financings, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

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

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2015, the results of operations for the three- and six-month periods ended June 30, 2015 and 2014 and the cash flows for the six-month periods ended June 30, 2015 and 2014.

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

4.	Collaboration Agreements

(a)	Genentech

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

Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59,000,000 as of June 30, 2015. In June 2014, Roche filed an investigational new drug application for the use of Erivedge in patients with idiopathic pulmonary fibrosis, a non-oncology indication, resulting in a milestone payment of $3,000,000 to the Company. As a result of this milestone payment, the Company recognized revenue of $3,000,000 during the three and six months ended June 30, 2014. No such payments were received during the three and six months ended June 30, 2015. Pursuant to agreements by and between the Company and two university licensors, the Company has made certain payments to such licensors in connection with its receipt of milestone payments from Genentech. The Company recorded research and development expenses of $150,000 during the three and six months ended June 30, 2014, related to the payments the Company made to its licensors upon the Company’s receipt of this milestone payment from Genentech.

In addition to the contingent cash milestone payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter (see Note 7). The Company recognized royalty revenues from Genentech’s net sales of Erivedge of $2,033,836 and $1,823,935 during the three months ended June 30, 2015 and 2014, respectively, and $3,704,906 and $3,112,183 during the six months ended June 30, 2015 and 2014, respectively. The Company recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $102,972 and $91,837 during the three months ended June 30, 2015 and 2014, respectively, and $187,064 and $156,985 during the six months ended June 30, 2015 and 2014, respectively. For each of these periods, these amounts are comprised of 5% of the Erivedge royalties earned by Curis Royalty that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to the specified quarterly cap, until such time as the loan is fully repaid.

The Company recorded research and development revenue of $80,938 and $31,376 during the three months ended June 30, 2015 and 2014, respectively, and research and development revenue of $136,724 and $71,237 during the six months ended June 30, 2015 and 2014, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. Genentech incurred expenses of $45,630 and $54,153 during the three months ended June 30, 2015 and 2014, respectively, and expenses of $114,405 and $139,583 during the six months ended June 30, 2015 and 2014, respectively, under this collaboration, for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss.

(b)	Aurigene

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

In April 2015, the Company selected a third program under this collaboration which is directed at antagonizing an immune checkpoint target. Under the terms of its agreement with Aurigene, Curis made a $2,000,000 milestone payment to Aurigene as a result of this selection.

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

Accounting Summary. Under the terms of this collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock in partial consideration for the rights granted under the collaboration agreement at a value of $23,968,183 based on the closing share price of the Company’s common stock of $1.40 per share on January 20, 2015, which was the closing date of the stock purchase agreement. In addition, the Company made a cash payment of $379,632 pursuant to the collaboration agreement. Given that any compounds that may be licensed from Aurigene are in pre-clinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility, the Company recognized in-process research and development expense of $24,347,815 within its Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2015.

In April 2015, the Company selected a third program under this collaboration which triggered a payment of $2,000,000 to Aurigene. As a result, the Company recognized $2,000,000 as research and development expenses within its Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.

(c)	Debiopharm International S.A.

Termination and Transition Agreement

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

In February 2015, the Company agreed to make the following payments to Debiopharm under the terms of the termination and transition agreement:

Up-front drug product payment. The Company paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in the Company’s future clinical studies, which has been recorded within the research and development line item of its Condensed Consolidated Statements of Operations and Comprehensive Loss during the six months ended June 30, 2015.

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

•	10% of any royalties that the Company receives from third party sublicensees based on such sublicensees’ net sales of products containing Debio 0932; and

•

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

(d)	The Leukemia & Lymphoma Society Agreement

November 2011 Agreement. In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society, or LLS, agreed to support the Company’s ongoing development of CUDC-907 for patients with relapsed or refractory lymphoma and multiple myeloma. Under the agreement, LLS has agreed to make milestone payments up to $4,000,000 that are contingent upon the Company’s achievement of specified clinical development objectives with CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement. The Company did not receive any milestone payments pursuant to the LLS agreement during the three and six months ended June 30, 2015 or 2014, respectively.

In August 2015, the Company entered into an amendment of the November 2011 agreement with LLS. Under this amendment, LLS has agreed to provide advisory services to the Company regarding CUDC-907 as well as its IRAK4 program under the Company’s collaboration with Aurigene, and LLS will no longer be obligated to make further milestone payments related to the Company’s ongoing clinical development of CUDC-907.

The Company has agreed to make up to $1,650,000 in future payments to LLS pursuant to certain objectives, including a licensing, sale or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided to the Company by LLS will be considered a non-refundable grant.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2015 and December 31, 2014 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value

As of June 30, 2015:
Cash equivalents:
Money market funds	$15,680,973	$—	$—	$15,680,973
Municipal bonds	—	1,015,000	—	1,015,000
Corporate commercial paper, stock, bonds and notes	3,854,920	8,634,751	—	12,489,671
Short-term investments:
Corporate commercial paper, stock, bonds and notes	41,109,338	26,591,717	—	67,701,055

Total assets at fair value	$60,645,231	$36,241,468	$—	$96,886,699

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value

As of December 31, 2014:
Cash equivalents:
Money market funds	$4,419,894	$—	$—	$4,419,894
Municipal bonds	—	1,090,000	—	1,090,000
Short- and long-term investments:
Corporate commercial paper, stock, bonds and notes	40,091,800	2,699,750	—	42,791,550

Total assets at fair value	$44,511,694	$3,789,750	$—	$48,301,444

During the six months ended June 30, 2015, one investment with a fair value of $500,112 at June 30, 2015 was transferred from Level 1 to Level 2.

6.	Investments

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$67,700,757	$17,714	$(17,416)	$67,701,055

Total investments	$67,700,757	$17,714	$(17,416)	$67,701,055

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4 months at June 30, 2015.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2014 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$42,011,286	$4,883	$(13,387)	$42,002,782
Corporate bonds and notes – long-term	791,261	—	(2,493)	788,768

Total investments	$42,802,547	$4,883	$(15,880)	$42,791,550

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

During the six month ended June 30, 2015, the Company made payments totaling $3,356,007, of which $1,677,479 has been applied to the principal portion of the debt with the remainder applied to accrued interest. As of June 30, 2015, the Company recorded short- and long-term debt of $4,846,338 and $21,790,893, respectively (net of unamortized issuance costs of $13,784 and $84,353, respectively), and at December 31, 2014, the Company recorded short- and long-term debt of $5,709,985 and $22,589,058, respectively (net of unamortized issuance costs of $38,074 and $75,729, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded related accrued interest on the debt of $287,131 and $286,075 as of June 30, 2015 and December 31, 2014, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. For the three and six months ended June 30, 2015, the Company recognized interest expense related to the loan with BioPharma-II of $843,369 and $1,710,314, respectively. For the three and six months ended June 30, 2014, the Company recognized interest expense related to the loan with BioPharma-II of $949,730 and $1,900,706, respectively.

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification is based on the Company’s estimate of the timing of amounts to be repaid. The Company currently estimates that the loan would be repaid in 2019; however, this estimate is impacted by numerous factors, some of which are beyond the Company’s control. Accordingly, the Company’s estimate may not be predictive of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially from the to the extent that royalty payments Curis Royalty receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as due to the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.

Curis Royalty is currently entitled to a royalty that escalates from 5% to 7.5% based on worldwide annual net sales of Erivedge ranging from less than $150 million to over $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge. In June 2015, the Committee for Medicinal Products for Human Use, or CHMP, in the European Union adopted a positive opinion, recommending the granting of a marketing authorization to Novartis Europharma’s Hedgehog pathway inhibitor Odomzo® (sonedegib), intended for the treatment of adults with locally advanced BCC. In July 2015, Odomzo received FDA approval in the United States for the treatment of adults with locally advanced BCC. The Company and Roche/Genentech are currently evaluating the impact that the recent FDA approval of Odomzo may have on the royalty rate that Curis Royalty receives from Genentech.

At June 30, 2015, the fair value of the principal portion of the debt is estimated as $27,320,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

8.	Common Stock and Warrant Liability

(a)	2015 Public Offering of Common Stock

On February 25, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC, or Cowen, acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of the Company’s common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriters exercised this option in full on February 25, 2015. On March 2, 2015, the Company completed the public offering of 25,090,908 shares of common stock. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $64,619,407.

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

In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of December 31, 2014, warrants to purchase 238,805 shares of the Company’s common stock had been exercised, and warrants to purchase an aggregate of 1,373,517 shares of common stock were outstanding. All outstanding warrants expired on January 27, 2015 pursuant to the terms of the warrants. Due to the original terms, the warrants were deemed to be a liability and the Company revalued the warrants at each reporting period, with change in fair value of the warrant liability recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $557,253 and $648,876 for the three and six months ended June 30, 2014, respectively. The Company did not recognize any other income or expense associated with these warrants during the three and six months ended June 30, 2015.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$1,066,732	$1,386,226
Professional fees	272,550	122,850
Accrued interest on debt (see Note 7)	287,131	286,075
Other	191,659	212,548

Total	$1,818,072	$2,007,699

10.	Accounting for Stock-Based Compensation

As of June 30, 2015, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. The Company can issue up to 19,000,000 shares of its common stock pursuant to awards granted under the Amended and Restated 2010 Plan. For a complete discussion of the Company’s share-based compensation plans, see Note 4, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s Annual Report. As of June 30, 2015, 9,006,502 shares remained available for grant under the 2010 Plan.

During the six months ended June 30, 2015, the Company’s board of directors granted options to purchase 2,501,250 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of these options, 1,441,250 shares vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The Company’s board of directors granted the remaining 1,060,000 shares of the Company’s common stock to its officers in February 2015. Such stock options have an exercise price equal to $2.39 per share, the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period; provided that such awards will terminate and be forfeited if the Company’s stockholders did not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options shall not be exercisable and no common stock shall be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders. As mentioned above, the shareholders approved such amendment in May 2015 and options to purchase an aggregate of 1,060,000 shares of common stock were awarded to the Company’s officers.

During the six months ended June 30, 2015, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise prices price of $1.94 per share, which equals to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2015 and 2014 based on the assumptions noted in the following table:

	Six Months Ended
	June 30,
	2015	2014
Expected life (years) - employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.5-1.9%	1.85-2.2%
Volatility	68-70%	70-71%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at June 30, 2015 was $12,435,000, of which $8,319,000 related to exercisable options. The weighted average grant-date fair values of these stock options granted during the six months ended June 30, 2015 and 2014 were $1.71 and $1.82, respectively, excluding those stock options that include market conditions granted in February 2014 discussed below. As of June 30, 2015, there was approximately $7,446,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.71 years. The intrinsic values of employee stock options exercised during the six months ended June 30, 2015 and 2014 was $75,000 and $105,000, respectively.

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

Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $905,000, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $120,828 and $241,655 of the employee stock-based compensation expense recorded by the Company for the three and six months ended June 30, 2015, respectively, and $108,366 and $156,377 of the employee stock-based compensation expense recorded by the Company for the three and six months ended June 30, 2014. As of June 30, 2015, none of the options with market conditions had vested.

Employee Stock-Based Compensation Expense

The Company recorded $895,126 and $1,726,073 in compensation expense for the three and six months ended June 30, 2015, respectively, and $794,255 and $1,482,027 in compensation expense for the three and six months ended June 30, 2014, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the six months ended June 30, 2015 and 2014 were $1,529,000 and $1,376,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services, pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. The Company recognized expense related to non-employee stock options of $127,470 and $247,628 during the three and six months ended June 30, 2015, respectively, and reversed expense of $110,434 and $54,762, for the three and six months ended June 30, 2014, respectively.

Total Stock-Based Compensation Expense

For the three and six months ended June 30, 2015 and 2014, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$313,713	$108,803	$601,491	$300,748
General and administrative expenses	708,885	575,018	1,372,210	1,126,517

Total stock-based compensation expense	$1,022,598	$683,821	$1,973,701	$1,427,265

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of June 30, 2015 and 2014:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2014	$(10,997)
Other comprehensive gain before reclassifications	9,420
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	9,420

Balance, as of June 30, 2015	$(1,577)

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2013	$(6,984)
Other comprehensive gain before reclassifications	14,385
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	14,385

Balance, as of June 30, 2014	$7,401

The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2015.

12.	Loss Per Common Share

The Company applies ASC Topic 260 - Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2015 and 2014, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period as follows:

	For the Three and Six Months Ended June 30, 2015	For the Three and Six Months Ended June 30, 2014
Stock options outstanding	13,552,649	11,389,869
Warrants outstanding	—	1,373,517

Total antidilutive securities	13,552,649	12,763,386

13.	Related Party Transaction

On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company and the Company and Mr. Passeri entered into a consulting agreement. The agreement was for an initial term of one year, subject to renewal or earlier termination by the parties. Pursuant to the terms of the consulting agreement, Mr. Passeri agreed to provide 120 hours per month of consulting services to the Company on intellectual property, corporate and strategic matters. In consideration for the services rendered by Mr. Passeri to the Company, the Company agreed to pay Mr. Passeri $32,500 per month until June 1, 2015, provided that if at any time during the consultation period Mr. Passeri obtained full time employment with a third party, then Mr. Passeri and the Company would negotiate a good faith reduction in the number of hours that Mr. Passeri would consult, and thereafter Mr. Passeri would be paid an hourly fee, in lieu of the monthly retainer, for services rendered under the consulting agreement. On December 1, 2014, Mr. Passeri obtained full time employment with a third party. From December 1, 2014 through June 30, 2015, Mr. Passeri was compensated an hourly fee in lieu of a monthly retainer for services rendered to the company. Pursuant to the terms of the consulting agreement, the Company recognized expenses of $17,100 and $30,333 during the six month periods ending June 30, 2015 and 2014, respectively, under the consulting agreement.

On June 1, 2015, the Company and Mr. Passeri renewed the agreement for a period of six months. On June 30, 2015, Mr. Passeri resigned from his full-time employment with a third party and, thereafter, the Company requested that Mr. Passeri begin providing 120 hours per month of consulting services for the remainder of the consulting term in exchange for monthly payments of $30,000.

14.	Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for the Company in 2018. Early adoption is permitted in 2017. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

15.	Subsequent Events

2015 Sales Agreement

On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30,000,000 of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $30,000. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The Shares to be sold under the Sales Agreement, if any, may be issued and sold pursuant to the universal shelf registration statement on Form S-3 that the Company filed with the Securities and Exchange Commission on July 2, 2015, after such time as the Registration Statement is declared effective by the SEC.

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. We are currently investigating this molecule in two studies, including in a Phase 1 clinical study in patients with relapsed, refractory lymphoma and in a Phase 1 study in patients with solid tumors.

In addition, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In 2015, we currently anticipate that we will exercise options under this collaboration to obtain exclusive licenses to at least two programs, including a program with molecules that are directed at antagonizing an immune checkpoint target and another comprised of orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4, or IRAK4 kinase. We expect to progress these molecules to Investigational New Drug, or IND, application filings during the fourth quarter of 2015 or early 2016.

Our collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as planned development in other non-oncology indications.

Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins. We recently completed dose escalation of CUDC-427 in a Phase 1 clinical trial in patients with solid tumors or lymphoma. We also regained rights to our Heat Shock Protein 90, or HSP90, inhibitor CUDC-305 from Debiopharm International S.A., or Debiopharm. We recently re-evaluated our clinical development plans for these molecules and determined that we would preserve our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene. We are currently seeking to collaborate with third parties for further development of CUDC-427 and CUDC-305.

CUDC-907. In January 2013, we initiated a Phase 1 clinical study of CUDC-907 monotherapy in patients with relapsed or refractory lymphomas or multiple myeloma. In the fourth quarter of 2014, we initiated enrollment of patients with diffuse large B-cell lymphoma, or DLBCL, or multiple myeloma in the expansion stage of the Phase 1 study. During the second quarter of 2015, interim data from the dose escalation and expansion stages of the ongoing Phase 1 study were presented at the Annual Meeting of American Society of Clinical Oncology, or ASCO, the 20th Congress of the European Hematology Association, or EHA, as well as at the 13th International Congress on Malignant Lymphoma or ICML. Amongst 10 response-evaluable, heavily pre-treated patients with relapsed/ refractory DLBCL, two achieved complete responses, or CRs, and four experienced partial responses, or PRs. Three of these objective responses (one CR and two PRs) occurred in patients with transformed follicular lymphoma or t-FL/DLBCL, a difficult to treat subset of DLBCL. Among 12 response-evaluable patients with Hodgkin’s lymphoma, one achieved a PR. In addition, stable disease was reported in 25 of 44 response-evaluable patients across various lymphomas and multiple myeloma. A total of four dose limiting toxicities consisting of diarrhea (two cases) and hyperglycemia (two cases) were reported. The most commonly occurring drug-related side effects overall included diarrhea, fatigue, nausea, thrombocytopenia and neutrophil decrease. CUDC-907 given at a dose of 60 mg on a 5-days “on”/ 2 days “off” schedule in 21-day cycles was determined to be the recommended Phase 2 dose. No dose limiting toxicities have occurred on this dose and schedule, which is currently undergoing further examination in the expansion phase of trial in patients with relapsed refractory DLBCL.

Additionally, we have initiated testing of CUDC-907 in conjunction with rituximab in patients with relapsed/ refractory DLBCL in the ongoing Phase 1 clinical study in order to assess tolerability and preliminary efficacy of the combination. In addition to studying CUDC-907 in combination with rituximab in patients with relapsed/refractory DLBCL, we are also exploring the potential of further testing CUDC-907 in patients with transformed lymphomas, such as t-FL/DLBCL. In light of substantial unmet need for more effective therapies, in April 2015 the U.S. Food & Drug Administration, or FDA, granted CUDC-907 orphan drug designation for the treatment of relapsed, refractory DLBCL.

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

Currently, there are three programs under this collaboration, including two targeting immune checkpoints and one targeting the IRAK4 kinase. In 2015, we currently anticipate that we will exercise options to obtain exclusive licenses to at least two programs with compounds directed at these targets and to file IND applications for a development candidate from these two programs in late 2015 to early 2016. Because Aurigene is primarily responsible for preclinical development of all program compounds, we expect that a majority of our collaborator-related costs over the next several months related to these first three programs will be related to option exercise fees and pre-IND milestones. For the initial two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study. For the third program, our payments to Aurigene include $2,000,000 that we paid upon our selection of the program in April 2015, $3,000,000 upon option exercise and $2,500,000 upon acceptance of an IND. Our collaborator-related costs subsequent to these initial milestones will be largely directed by further clinical development for the respective program, with the next milestone for each program incurred upon the first regulatory approval in a major market.

Erivedge. Erivedge is a hedgehog pathway inhibitor and the first FDA approved medicine for the treatment of metastatic or locally advanced basal cell carcinoma, or BCC, and is being developed and commercialized by Roche and Genentech under a collaboration agreement between Curis and Genentech. In January 2012, the FDA approved Erivedge (vismodegib) capsule for the treatment of adults with metastatic basal cell carcinoma, or with locally advanced basal cell carcinoma that has recurred following surgery or who are not candidates for surgery, and who are not candidates for radiation. In May 2013, Australia’s Therapeutic Goods Administration, or TGA, approved Erivedge and in July 2013, the European Commission granted conditional approval for the marketing of Erivedge in all 28 European Union member states. Erivedge’s approval in the United States, Europe, Australia and several other countries is based on positive clinical data from the ERIVANCE BCC/SHH4476g trial, a pivotal Phase 2 study of Erivedge in patients with advanced BCC. Under the provisions of the conditional approval in Europe, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE, which is an international, single-arm, open-label multicenter trial in patients with advanced forms of BCC. The STEVIE trial has completed enrollment of approximately 1,200 patients and interim analyses from the study confirmed a safety profile similar to that observed in previous studies of Erivedge in BCC patients. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC as well as pursuing its potential development in other non-oncology indications.

CUDC-427 and CUDC-305. In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. In the fourth quarter of 2014, we completed the dose escalation stage of a Phase 1 study in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily.

In February 2015, we regained the worldwide development and commercialization rights to CUDC-305 (formerly Debio 0932) from Debiopharm. During the fourth quarter of 2014, Debiopharm determined that it would not advance the compound to the Phase 2 stage of the HALO, or HSP90 inhibition And Lung cancer Outcomes, study. Debiopharm determined that the results from the Phase 1 portion of the HALO lung cancer study were inconclusive although safety observations were generally consistent with the previously observed side effects of the compound and/or the respective chemotherapeutic regimens administered in the trial. In February 2015, we entered into a termination and transition agreement with Debiopharm pursuant to which Debiopharm has returned to us all future development and commercialization rights to the compound, which we have redesignated as CUDC-305.

We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, and as such we do not expect to initiate any new clinical trials testing CUDC-427 and CUDC-305 on our own and are seeking partnering opportunities for the molecules’ further development.

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

There are currently three programs under this collaboration, including two programs targeting immune checkpoints and one program targeting the IRAK4 kinase.

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

Up-front Equity Issuance. In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock valued at $23,968,000 in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the six months ended June 30, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments. We have agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•	for the first two programs: up to $52,500,000 per program, including up to $10,000,000 for an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•	for the third and fourth programs selected: up to $50,000,000 per program, including up to $7,500,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. During the quarter ended June 30, 2015, we made a $2,000,000 payment to Aurigene related to selection of the third program under this collaboration; and

•	for any program thereafter: up to $140,500,000 per program, including up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

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

We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59,000,000 to date. Pursuant to the terms of our collaboration agreement with Genentech, we are also entitled to a royalty on net sales of Erivedge. The royalty escalates from 5% to 7.5% based on worldwide annual net sales ranging from less than $150 million to over $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range between 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In June 2015, the Committee for Medicinal Products for Human Use, or CHMP, in the European Union adopted a positive opinion, recommending the granting of a marketing authorization to Novartis Europharma’s Odomzo® (sonedegib), intended for the treatment of adults with locally advanced BCC. In July 2015, Odomzo received FDA approval in the United States for the treatment of adults with locally advanced BCC. We and Roche/Genentech are currently evaluating the impact that the recent FDA approval of Odomzo may have on the royalty rate that Curis Royalty receives from Genentech.

We recognized $3,705,000 of royalty revenue from Genentech’s net sales of Erivedge during the six months ended June 30, 2015 and have recognized an aggregate of $15,934,000 in royalty revenues since Erivedge was approved. In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan from BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of June 30, 2015, Curis Royalty owed a total of $27,022,000, gross, to BioPharma-II comprised of principal and accrued interest. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification is based on our estimate of the timing of amounts to be repaid. We currently estimate that the loan would be repaid in 2019;

however, this estimate is impacted by numerous factors, some of which are beyond our control. Accordingly, our estimate may not be predictive of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially from the to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as due to the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.

As a result of our licensing agreements with various universities, we are also obligated to make payments to these university licensors when we receive certain payments from Genentech. We are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories other than Australia in an amount that is equal to 5% of the royalty payments that Curis Royalty receives from Genentech. This obligation is for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty earns from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $187,000 during the six months ended June 30, 2015. As of June 30, 2015, we have paid an aggregate of $900,000 to university licensors upon receipt of royalties since Erivedge was approved.

Genentech IAP Inhibitor License Agreement. In November 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427, a small molecule that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we and/or our sublicensees have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech is entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and tiered single-digit royalties on net sales of CUDC-427.

The Leukemia & Lymphoma Society.

In November 2011, we entered into an agreement with LLS, under which LLS has agreed to support a portion of the direct costs of the development of CUDC-907, up to $4,000,000, through milestone payments upon our achievement of specified development objectives, in patients with relapsed or refractory lymphomas and multiple myeloma. We will be obligated to make future contingent payments, including potential royalty payments under our agreement with LLS upon our successful entry into a partnering agreement for CUDC-907 or upon the achievement of regulatory and commercial objectives, with such future payments capped at 2.5 times the funding payments that we receive from LLS under this agreement. As of June 30, 2015, we have received $1,650,000 under our agreement with LLS.

In August 2015, we entered into an amendment to our November 2011 agreement with LLS. Under this amendment, LLS has agreed to provide advisory services to us regarding our CUDC-907 as well as our IRAK4 program under collaboration with Aurigene, and LLS will no longer be obligated to make further milestone payments related to our ongoing clinical development of CUDC-907.

We have agreed to make up to $1,650,000 in future payments to LLS across certain objectives, including a licensing, sale or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field or fails to obtain necessary regulatory approvals, all funding provided us by LLS will be considered a non-refundable grant.

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

In February 2015, we entered into a termination and transition agreement with Debiopharm to terminate our August 2009 license agreement, effective February 5, 2015. We have redesignated the molecule as CUDC-305. We do not expect to initiate any additional clinical trials of CUDC-305 on our own and are seeking partnering opportunities for the molecule’s further development. Under the terms of this agreement, the licenses and all other rights granted by us related to CUDC-305 have been terminated and reverted to Curis effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305. Debiopharm also assigned its sole patent application related to CUDC-305 to us. Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm to pursue the manufacturing of CUDC-305.

During the six months ended June 30, 2015, we paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in our future clinical studies.

In addition, we have agreed to make each of the following contingent one-time payments to Debiopharm: (i) $3,000,000 within 30 days after the first dosing of the first patient in the first Phase 3 clinical trial of CUDC-305; and (ii) $10,000,000 within 30 days after receipt of the first marketing approval for CUDC-305 in the U.S. or any specified major European market (whichever occurs first). We have also agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305 and to pay Debiopharm the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii) 15% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $20,000,000, unless such sublicense payments are attributable to our grant to a third party sublicensee of a license or sublicense to develop or commercialize a topical formulation of CUDC-305 for local, non-systemic delivery for the treatment of psoriasis, in which case there is no such maximum aggregate.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placements of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $819,532,000 as of June 30, 2015.

We will need to generate significant revenues to achieve profitability and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of June 30, 2015 should enable us to maintain current and planned operations into 2017. Our ability to continue funding our planned operations into and beyond this point is dependent on a number of factors including future contingent payments that we may receive from Genentech or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary asset, CUDC-907, as well as for such clinical trials to generate favorable data;

•	Aurigene’s ability to advance its preclinical immuno-oncology and precision oncology drug candidates, and our ability to further progress these programs clinically;

•	Our ability to enter into at least one collaboration for one of our proprietary programs;

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories;

•	Genentech and Roche’s initiation of additional clinical studies of Erivedge, including in non-oncology indications such as a potential Phase 2 study in idiopathic pulmonary fibrosis; and

•	our or a potential sublicensees’ ability to generate additional clinical trial data for our other proprietary programs, including CUDC-427 and CUDC-305, as well as obtain promising results from these trials.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Financial Operations Overview

General. Our future operating results will largely depend on the magnitude of payments from our current and potential future corporate collaborators and the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of our entry into new collaborations, if any, the timing of the receipt of payments, if any, from new or existing collaborators and the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of June 30, 2015 should enable us to maintain current and planned operations into 2017.

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

The final maturity date of the loan will be the earlier of the date when the principal is paid in full and the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of June 30, 2015, the outstanding principal and interest due under the loan is $27,022,000.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, we expect that all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to quarterly caps, until such time as the loan is fully repaid. We currently estimate that all Erivedge royalties will be applied to the loan with BioPharma-II for the foreseeable future. The repayment period is highly uncertain and could vary materially from our estimate to the extent that royalty payments we receive are lower than our current estimates, which could arise due to factors beyond our control, such as due to the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part II, Item 1A—Risk Factors.”

We could receive additional milestone payments from Genentech, provided that contractually-specified development and regulatory objectives are met. Our only source of revenues and/or cash flows from operations for the foreseeable future will be up-front license payments and funded research and development that we may receive under new collaboration agreements, if any, contingent cash payments for the achievement of clinical, development and regulatory objectives, if any are met, under new collaborations or our existing collaboration with Genentech and royalty payments that are contingent upon the continued commercialization of Erivedge under this collaboration. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaboration with Genentech cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

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

Research and Development. Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel including stock-based compensation expense; costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others; other outside service costs including costs of contract manufacturing; sublicense payments; and the costs of supplies and reagents, consulting, and occupancy and depreciation charges. We expense research and development costs as incurred. We are currently incurring research and development expenses under our Hedgehog pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our earning payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

Drug Candidate	Primary Disease	Collaborator/Licensee	Status
Dual HDAC and PI3K Inhibitor
- CUDC-907	Relapsed, refractory lymphomas and multiple myeloma	Internal development	Phase 1 Expansion

	Advanced HER 2-/ ER+ or PR+ breast cancer and NUT midline carcinoma	Internal development	Phase 1

Aurigene Immuno-Oncology
- PD-L1 antagonist	Cancers	Aurigene	Preclinical*
- Checkpoint antagonists	Cancers	Aurigene	Preclinical*

Aurigene Precision Oncology
- IRAK4 Inhibitor	Hematological cancers	Aurigene	Preclinical*

Antagonist of IAP Proteins
- CUDC-427	Advanced solid tumor & lymphomas	Seeking collaborator	Completed Phase 1

HSP90 Inhibitor
- CUDC-305	Cancers	Seeking collaborator	Completed Phase 1

Hedgehog Pathway Inhibitor
- Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and others and conditional approval in the EU; regulatory submissions made in additional territories

- Erivedge	Preceding excision and multiple BCC	Roche	Phase 2

- Erivedge	Idiopathic Pulmonary Fibrosis	Roche	Phase 2; patient enrollment currently suspended to allow for protocol amendment

*	We have an option to exclusively license molecules under the terms of our agreement with Aurigene.

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

In-process Research and Development. We recognized in-process research and development expenses of $24,348,000 during the six months ended June 30, 2015 in partial consideration for the rights granted to us under the collaboration agreement with Aurigene.

General and Administrative. General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us. We expect that our general and administration expenses will increase in future periods related to an increase in employee-related costs due to increased stock-based compensation and other personnel costs.

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

Results of Operations

Three-Month Periods Ended June 30, 2015 and June 30, 2014

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2015	2014
REVENUES:
Royalty revenues from Genentech	$2,034,000	$1,824,000	12%
Research and development, net	49,000	(23,000)	313%
License fees	—	3,000,000	(100%)

Total revenues	$2,083,000	$4,801,000	(57%)

Total revenues decreased by $2,718,000, or 57%, to $2,083,000 for the three months ended June 30, 2015 as compared to $4,801,000 for the same period in 2014, primarily related to a decrease in our license fees of $3,000,000. During the three months ended June 30, 2014, we recognized license fee revenues of $3,000,000 in connection with a payment received for Genentech’s June 2014 filing of an IND application to initiate a phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis. We did not receive any such payments from Genentech during the three months ended June 30, 2015.

Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $210,000 to $2,034,000 during the second quarter of 2015 as compared to $1,824,000 during the same period in 2014.

All potential future revenues under our current collaboration agreement with Genentech are either (i) contingent payments based on the achievement of clinical and regulatory objective milestones or (ii) royalties on future net sales made by Genentech and Roche.

Cost of Royalty Revenues. Cost of royalty revenues increased to $103,000 from $92,000 for the quarters ended June 30, 2015 and 2014, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/
Research and Development Program	2015	2014	(Decrease)

CUDC-907	$2,660,000	$1,414,000	88%
CUDC-427	411,000	1,287,000	(68%)
CUDC-305	38,000	2,000	1,800%
CUDC-101	12,000	246,000	(95%)
Erivedge	38,000	40,000	(5%)
Preclinical and discovery research	2,484,000	81,000	2,967%
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	—	150,000	(100%)
Gain on sale of assets	(19,000)	—	(100%)
Stock-based compensation	314,000	109,000	188%

Total research and development expense	$5,938,000	$3,329,000	78%

Our research and development expenses increased by $2,609,000, or 78%, to $5,938,000 for the three months ended June 30, 2015, as compared to $3,329,000 for the same period in 2014. Our research and development expenses increased primarily due to increases in spending on CUDC-907 and preclinical programs under our collaboration with Aurigene. These increases were partially offset by decreases in spending on CUDC-427 and CUDC-101.

Spending on CUDC-907 increased by $1,246,000 to $2,660,000 during the three months ended June 30, 2015, as compared to $1,414,000 in the prior year period. These increased costs primarily related to outside services, including clinical site, patient, CRO, formulation and consulting costs for two of our ongoing Phase 1 clinical trials of CUDC-907, for which enrollment has increased. Internal resource costs, primarily personnel costs, supporting the development of CUDC-907 also increased over the prior year period. Spending on our preclinical research programs for the three months ended June 30, 2015 includes a $2,000,000 milestone payment we made to Aurigene for selection of a third research program under that collaboration and also includes costs to support these planned development programs, primarily consisting of personnel costs. Stock-based compensation also increased $205,000 for the three months ended June 30, 2015 as compared to the prior year period primarily related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period.

Offsetting these increases, spending on CUDC-427 decreased by $876,000 during the three months ended June 30, 2015 as compared to the prior year period, primarily related to decreases in consulting, outside services and employee-related costs. The last patient treated in the Phase 1 trial of CUDC-427 discontinued dosing in March 2015. In addition, spending related to our CUDC-101 program decreased by $234,000 due to our decision to discontinue investments in the clinical development of CUDC-101. Finally, we incurred sublicense fees of $150,000 during the three months ended June 30, 2014 related to third party obligations on milestone payments we received from Genentech in the prior year period.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in support of our efforts to advance CUDC-907 and any development programs resulting from our collaboration with Aurigene, including potential milestone payments upon achievement of specified preclinical and development objectives in certain territories and royalties on net sales of drug candidates resulting from our collaboration with Aurigene, if any.

We do not expect to initiate any additional clinical trials of CUDC-427 and CUDC-305 on our own and we are instead seeking partnering opportunities for these drug candidates’ further development.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)
	2015	2014
Personnel	$988,000	$1,004,000	(2%)
Occupancy and depreciation	97,000	94,000	3%
Legal services	697,000	332,000	110%
Consulting and professional services	515,000	574,000	(10%)
Insurance costs	87,000	89,000	(2%)
Other general and administrative expenses	318,000	257,000	24%
Stock-based compensation	709,000	575,000	23%

Total general and administrative expenses	$3,411,000	$2,925,000	17%

General and administrative expenses increased by $486,000, or 17%, for the three months ended June 30, 2015, as compared to the prior year period, primarily due to an increase in legal services of $365,000 related to various business development and corporate matters, including registration statement filings and an amended stock plan, as well legal costs associated with our intellectual property. In addition, stock-based compensation increased $134,000 over the prior year period as a result of unvested non-employee stock options that are marked-to-market at each quarterly reporting period as well as an increase in the number of options issued during the first half of 2015 as compared to the prior year period.

Partially offsetting these increases, professional and consulting services decreased $59,000 during the three months ended June 30, 2015 from the prior year period primarily due to a decrease in accounting-related expenses and consulting services.

Change in Fair Value of Warrant Liability. In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants had an initial exercise price of $3.55 per share and a five year term, and the fair value of the warrants is recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model. Historically, the warrants were revalued at each reporting period, with updated assumptions and the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility commensurate with the term of the warrants.

All of our outstanding warrants at December 31, 2014 expired unexercised on January 27, 2015 in accordance with the warrant terms; therefore, no amounts were recognized during the quarter ended June 30, 2015 related to the change in fair value of the warrants. We estimated that the fair value of the warrants at June 30, 2014 was $68,000 using this model with the following assumptions: expected volatility of 63%, risk free interest rate of 0.06%, expected life of 0.6 years and no dividends. We recorded income of $557,000 for the quarter ended June 30, 2014, primarily related to the change in our stock price during the period.

Other Expense (Income). For the three months ended June 30, 2015 and 2014, interest expense was $843,000 and $950,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $84,000 and $41,000 for the three month periods ended June 30, 2015 and 2014, respectively.

Six-Month Periods Ended June 30, 2015 and June 30, 2014

Revenues. Total revenues are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2015	2014
REVENUES:
Royalty revenues from Genentech	$3,705,000	$3,112,000	19%
Research and development, net	36,000	(26,000)	238%
License fees	—	3,000,000	(100%)

Total revenues	$3,741,000	$6,086,000	(39%)

Total revenues decreased by $2,345,000, or 39%, to $3,741,000 for the six months ended June 30, 2015 as compared to $6,086,000 for the same period in 2014, primarily related to a decrease of $3,000,000 in our license fees revenues related to our Genentech collaboration. We did not receive any such payments from Genentech during the six months ended June 30, 2015.

Offsetting the decrease in license fee revenue, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $593,000 to $3,705,000 during the six months ended June 30, 2015 as compared to $3,112,000 during the same period in 2014, a 19% increase over the prior year period.

Cost of Royalty Revenues. Cost of royalty revenues, which we are required to pay to two university licensors, increased during the six months ended June 30, 2015 as compared to the prior year period as a result of an increase in the royalties that we earned with respect to Erivedge during the six months ended June 30, 2015 as compared to the prior year period.

Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/
Research and Development Program	2015	2014	(Decrease)

CUDC-907	$5,391,000	$2,808,000	92%
CUDC-427	1,141,000	2,561,000	(55%)
CUDC-305	843,000	12,000	6,925%
CUDC-101	29,000	379,000	(92%)
Erivedge	77,000	80,000	(4%)
Preclinical and discovery research	2,591,000	184,000	1,308%
Sublicense fees incurred on development and regulatory milestones under our Genentech collaboration	—	150,000	(100%)
Gain on sale of assets	(16,000)	—	(100%)
Stock-based compensation	601,000	301,000	100%

Total research and development expense	$10,657,000	$6,475,000	65%

Our research and development expenses increased by $4,182,000, or 65%, to $10,657,000 for the six months ended June 30, 2015, as compared to $6,475,000 for the same period in 2014. Our research and development expenses increased primarily due to increases in spending on our clinical development programs, CUDC-907 and CUDC-305, and preclinical programs under our collaboration with Aurigene. These increases were partially offset by decreases in spending on CUDC-427 and CUDC-101.

Spending on CUDC-907 increased $2,583,000 during the six months ended June 30, 2015 as compared to the prior year period primarily related to outside services, including clinical site, patient, CRO, formulation and consulting costs, for our ongoing Phase 1 clinical trials of CUDC-907. Internal resource costs, primarily personnel costs, supporting the development of CUDC-907 also increased over the prior year period. Spending on CUDC-305 increased by $831,000, primarily due to the $750,000 payment we made to Debiopharm for drug product upon termination of that agreement. Increased spending of $2,407,000 on our preclinical research programs for the six months ended June 30, 2015 includes a

$2,000,000 milestone payment to Aurigene for selection of a third research program under that collaboration and also includes costs to support these planned development programs. Stock-based compensation also increased $300,000 for the six months ended June 30, 2015 as compared to the prior year period related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period as well as an increase in the number of options granted during the first half of 2015 when compared to the prior year period.

Offsetting these increases, spending on CUDC-427 decreased by $1,420,000 during the six months ended June 30, 2015 as compared to the prior year period, primarily related to decreases in consulting, outside services and employee-related costs. In addition, spending related to our CUDC-101 program decreased by $350,000, and we incurred sublicense fees of $150,000 during the six months ended June 30, 2014 related to third party obligations on milestone payments we received from Genentech in the prior year period.

We recorded in-process research and development expenses of $24,348,000 for the six months ended June 30, 2015, which represents the partial consideration for the rights granted to us under the collaboration agreement with Aurigene in January 2015.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2015	2014
Personnel	$2,041,000	$2,057,000	(1%)
Occupancy and depreciation	195,000	182,000	7%
Legal services	1,423,000	662,000	115%
Consulting and professional services	1,164,000	982,000	19%
Insurance costs	173,000	179,000	(3%)
Other general and administrative expenses	572,000	563,000	2%
Stock-based compensation	1,372,000	1,127,000	22%

Total general and administrative expenses	$6,940,000	$5,752,000	21%

General and administrative expenses increased by $1,188,000, or 21%, for the six months ended June 30, 2015, as compared to the prior year period, primarily due to an increase in legal, professional and consulting services related to the Aurigene transaction, various business development and corporate matters as well legal costs associated with our intellectual property. In addition, stock-based compensation increased $245,000 over the prior year period as a result of unvested non-employee stock options that are marked-to-market at each quarterly reporting period as well as an increase in the number of options issued during the first half of 2015 as compared to the prior year period.

Change in Fair Value of Warrant Liability. As a result of revaluing the warrants issued in January 2010, we recorded other income of $649,000 for the six months ended June 30, 2014. Because the warrants expired in January 2015, no amounts were recognized for the six months ended June 30, 2015.

Other Expense (Income). For the six months ended June 30, 2015 and 2014, interest expense was $1,710,000 and $1,901,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $124,000 and $90,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, the private and public placement of our equity securities, debt financings and the monetization of certain royalty rights.

On February 25, 2015, we entered into an underwriting agreement with Cowen acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of our common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. On March 2, 2015, we completed the public offering of 25,090,908 shares of common stock, including the full exercise by the underwriters of the option. We received net proceeds from the sale of the shares, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $64,619,000.

On July 2, 2015, we entered into a new sales agreement with Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with our prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on our behalf all of the shares requested to be sold by us. We have no obligation to sell any of the common stock under the sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either Cowen or us upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, we have agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $30,000. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The Shares to be sold under the Sales Agreement, if any, may be issued and sold pursuant to the universal shelf registration statement on Form S-3 that the Company filed with the Securities and Exchange Commission on July 2, 2015, after such time as the Registration Statement is declared effective by the SEC. Under a prior sales agreement that we entered into with Cowen in July 2013, we sold an aggregate of 3,850,206 shares of common stock pursuant to this sales agreement for proceeds of $16,246,000, net of all issuance costs. The July 2013 sales agreement with Cowen terminated pursuant to the terms of such agreement.

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Payments to BioPharma-II for the six months ended June 30, 2015 totaled $3,356,000, of which $1,677,000 has been applied to the principal portion of the debt with the remainder paying interest. As of June 30, 2015, Curis Royalty owed a total of $27,022,000, gross of issuance costs, to BioPharma-II comprised of principal and accrued interest.

We have received aggregate milestone payments totaling $59,000,000 under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s net sales of Erivedge in the U.S. and Roche’s net sales of Erivedge outside of the U.S. Erivedge royalty revenues received subsequent to December 2012 are being used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty will be entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receiving any such payments, as well as on royalties that are received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licenses of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

At June 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $99,186,000, excluding our restricted investments of $153,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper, and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $14,545,000 during the six-month period ended June 30, 2015 was primarily the result of our net loss for the period of $39,977,000, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $25,991,000. In addition, accounts payable and accrued liabilities used cash of $154,000 related to the payment of certain year-end employee benefits, and prepaid assets increased $274,000 related to deposits made with vendors.

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

Investing activities used cash of $24,854,000 and provided cash of $10,344,000 for the six-month periods ended June 30, 2015 and 2014, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods. The increase in purchases of investments during the six-month period ended June 30, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock.

Financing activities provided cash of $63,137,000 for the six-month period ended June 30, 2015. We received $64,619,000 in net proceeds from our underwritten public offering of common stock, and we also received proceeds of $195,000 from the exercise of stock options during the six-month period. These proceeds were offset by the principal payments on Curis Royalty’s loan with BioPharma-II of $1,677,000. Financing activities provided cash of $257,000 for the six-month period ended June 30, 2014, from the exercise of stock options.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $819,532,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 as well as for potential programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses.

In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. For the initial two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study. For the third program, our payments to Aurigene include $2,000,000 that we paid upon our selection of the program in April 2015, $3,000,000 upon option exercise and $2,500,000 upon acceptance of an IND. Our costs subsequent to these initial milestones will be largely directed by further clinical development for the respective development candidate, with the next milestone payment to Aurigene for each program incurred upon the first regulatory approval in a major market.

We have historically derived a substantial portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestones under our collaboration with Genentech. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge (subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II). We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaboration with Genentech; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advanced BCC by Genentech, subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2015, should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective in 2018. Early adoption is permitted in 2017. We are currently evaluating the impact the standard will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2015.

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

Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since June 30, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $819,532,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our current and planned research and development activities for CUDC-907 as well as to fund programs we may license and develop under our collaboration with Aurigene, which we expect will require substantial additional capital, and to fund our general and administrative costs and expenses. For example, there are currently three lead programs under this collaboration and we anticipate that in 2015 we will exercise options to obtain exclusive licenses to two such programs, and to file IND applications for a development candidate from each these two programs in late 2015 to early 2016. For the initial two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study. For the third program, our payments to Aurigene include $2,000,000 we paid upon our selection of the program in April 2015, $3,000,000 upon option exercise and $2,500,000 upon acceptance of an IND.

We have historically derived a substantial portion of our operating cash flow from the receipt of milestone payments and research funding revenues under our collaboration agreements with third parties. However, we have no current research funding revenue under these agreements and there can be no assurance that we will receive any future milestone payments under these agreements. Our ability to generate cash flow to operate our business will depend, in part, on royalty payments from the commercial sale of Erivedge (subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II). We expect that our only source of cash flows from operations for the foreseeable future will be:

•	up-front license payments and research and development funding that we may receive if we are able to successfully enter into new collaboration agreements;

•	contingent cash payments that we may receive for the achievement of development objectives under any new collaborations or our existing collaboration with Genentech; and

•	royalty payments that are contingent upon the successful commercialization of products based upon these collaborations, including royalties on sales of Erivedge in advanced BCC by Genentech, subject to Curis Royalty’s obligation to remit certain royalties to BioPharma-II.

The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In June 2015, the Committee for Medicinal Products for Human Use, or CHMP, in the European Union adopted a positive opinion, recommending the granting of a marketing authorization to Novartis Europharma’s Odomzo® (sonidegib), intended for the treatment of adults with locally advanced BCC, and in July 2015, Odomzo received FDA approval in the United States. The FDA approval of Odomzo could result in a decline in our royalty revenues derived from U.S. net sales and would likely increase our estimated repayment period of the loan made by BioPharma-II. Erivedge received FDA approval for the treatment of adults with metastatic or locally advanced BCC. We are currently evaluating the impact of Odomzo’s recent FDA approval on the royalty rate that Curis Royalty receives from Genentech.

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

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our research and development activities for CUDC-907 as well as development candidates we may license under our collaboration with Aurigene, which we expect will require substantial additional capital, and to fund our general and administrative costs and expenses. Moreover, under the collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which will impose significant potential financial obligations on us. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. For the initial two programs, we are obligated to pay Aurigene $3,000,000 upon option exercise, $3,000,000 upon acceptance of an IND, and $4,000,000 upon our dosing of the fifth patient in the related Phase 1 study. For the third program, our payments to Aurigene include $2,000,000 that we paid upon our selection of the program in April 2015, $3,000,000 upon option exercise and $2,500,000 upon acceptance of an IND. Our collaboration-related costs subsequent to these initial milestones will be largely directed by further clinical development for the respective program, with the next milestone for each program incurred upon the first regulatory approval in a major market. We expect our development activity-related expenses to substantially increase in connection with CUDC-907 and Aurigene programs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We anticipate that existing cash, cash equivalents, investments and working capital at June 30, 2015 should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	payments we may be required to make to collaborators such as Aurigene to exercise license rights and satisfy milestones and royalty obligations;

•	the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907 as well as to fund programs we may license and develop under our collaboration with Aurigene,;

•	fluctuations in sales of Erivedge and related royalty payments including fluctuations resulting from the impact of future sales of competing products;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma II;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

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

At June 30, 2015, we had $99,186,000 of cash, cash equivalents and investments consisting of cash, money market, commercial paper, corporate debt securities, and government obligations. Any deterioration in conditions of the global credit and financial markets could negatively impact our current portfolio of cash equivalents and marketable securities and our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and liquidity of marketable securities owned by us.

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

We have invested a significant portion of our efforts and financial resources on our most advanced product candidate, CUDC-907. In addition, under our agreement with Aurigene, we have the option to license from Aurigene specified programs and we expect to exercise our option to license two such programs in 2015 and to also file IND applications for a development candidate from each program in late 2015 or early 2016. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907 and other potential compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our most advanced product candidate which would materially harm our business.

We are reliant on Genentech and Roche for the successful development and commercialization of Erivedge. If Genentech and Roche do not successfully commercialize Erivedge for advanced BCC, or develop Erivedge for other indications, our future prospects may be substantially harmed.

In January 2012, Erivedge became the first and only FDA-approved medicine for people with advanced BCC. Since 2012, Erivedge has also been approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Roche and Genentech are also continuing development of Erivedge in less severe forms of BCC as well as pursuing its potential development in other non-oncology indications. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge for the treatment of advanced BCC is no longer accepted as safe, efficacious, cost-effective, and preferable to current therapies in the medical community and by third-party payors;

•	Genentech and/or Roche fail to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC and to regulatory approvals for this indication outside of the U.S.;

•	Genentech and/or Roche do not continue to develop and implement effective marketing, sales and distribution strategies and operations, for development and commercialization of Erivedge for advanced BCC;

•	Genentech and/or Roche do not continue to develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices;

•	Genentech and Roche do not obtain full approval to commercialize Erivedge in the EU based upon the results of the STEVIE trial;

•	Genentech and/or Roche do not successfully obtain third party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

•	we or Genentech and/or Roche encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with any and all regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•	competing products are approved for the same indications as Erivedge. For example Novartis Europharma is developing Odomzo® (sonidegib), which is intended for the treatment of adults with locally advanced BCC. The U.S. FDA approved Odomzo in July 2015 and the CHMP in the European Union adopted a positive opinion in June 2015, recommending the granting of a marketing authorization for this product;

•	new safety risks are identified; and/or

•	Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC.

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

Our drug candidates are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, in connection with our collaboration with Aurigene, we are seeking to discover, develop and commercialize small molecule antagonists for immuno-oncology targets such as immune checkpoints proteins like programmed death ligand-1 or PD-L1 protein and precision oncology targets, and such efforts may not prove to be successful. As such, outside of our collaboration with Aurigene, we are not aware of any small molecules that target the same immune checkpoint protein interactions in late preclinical or clinical development and we may never be able to successfully develop such drug candidates. Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

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

In February 2014, Novartis announced that its Hedgehog pathway inhibitor met the primary endpoint in a pivotal Phase 2 trial in patients with advanced basal cell carcinoma and is currently the subject of applications for marketing approvals in the United States and European Union. In June 2015, the Committee for Medicinal Products for Human Use, or CHMP, in the European Union adopted a positive opinion, recommending the granting of a marketing authorization to Novartis Europharma’s Odomzo® (sonedegib), intended for the treatment of adults with locally advanced BCC and in July 2015, Odomzo received FDA approval in the United States. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country. Erivedge received FDA approval for the treatment of adults with metastatic or locally advanced BCC. We are currently evaluating the impact of Odomzo’s recent FDA approval on the royalty rate that Curis Royalty receives from Genentech.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through July 31, 2015. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

As of June 30, 2015, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 48.2% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to exert influence over the management and affairs of our company and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated: August 6, 2015	By:	/S/ MICHAEL P. GRAY
Michael P. Gray Chief Financial and Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

†10.1	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.

10.2	Amended and Restated 2010 Stock Incentive Plan, as amended (1)

10.3	Sales Agreement, dated July 2, 2015, by and between Curis, Inc. and Cowen and Company, LLC (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 28, 2015
(2)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 2, 2015