Form 10-K
period 2015-12-31
CURIS INC
filed 2016-02-29
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2015 was approximately $218,446,000.

As of February 25, 2016, there were 129,022,028 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 17, 2016, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2015 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any expectations of revenue, expenses, earnings or losses from operations, or other financial results; statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed, among other places, in Item 1A., “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report and in our Securities and Exchange Commission reports filed after this report.

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of an ongoing Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, we recently initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with MYC-altered relapsed or refractory diffuse large B-cell lymphoma, or RR-DLBCL. We are also conducting a Phase 1 study in patients with solid tumors, including patients with nuclear protein in testis (NUT) midline carcinoma, or NMC.

In addition, we are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA pathways in the immuno-oncology field, including the development candidate designated CA-170, which is a PD-L1/VISTA antagonist. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field, with the lead development candidate designated CA-4948. We expect to file an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, and initiate Phase 1 clinical testing of CA-170 during the first half of 2016, and we expect to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016. In addition, in October 2015, we selected a third program for potential development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists with PD-1 and TIM-3 immune checkpoint pathway-targeting properties, including compounds that target PD-L1 and TIM-3. We have not yet exercised our option to license this third program.

Our other collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC, and have recently initiated clinical studies of Erivedge in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.

Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins. In 2015, we completed the dose escalation stage in the Phase 1 clinical trial of CUDC-427 in patients with solid tumors or lymphoma. We also regained rights to our Heat Shock Protein 90, or HSP90, inhibitor CUDC-305 from Debiopharm International S.A., or Debiopharm in 2015.

Based on our clinical development plans for our pipeline, in the near term we intend to predominantly focus our available resources on the continued development of CUDC-907, CA-170 and CA-4948. We continue to seek to collaborate with third parties for further development of our pipeline.

Product Development Programs

We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.

Drug Candidate	Primary Disease	Collaborator/Licensee	Current Status
CUDC-907	Relapsed, refractory DLBCL with MYC alterations	Internal development	Phase 2

	Solid tumors including NUT midline carcinoma	Internal development	Phase 1

CA-170	Cancers	Aurigene	Pre-IND

CA-4948	Hematologic cancers	Aurigene	Pre-IND

Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and other countries and conditional approval in the EU

	Preceding excision and multiple BCC	Roche	Phase 2

	Idiopathic Pulmonary Fibrosis	Roche	Phase 1b

	Myelofibrosis	Roche	Phase 1b

CUDC-427	Advanced solid tumor & lymphomas	Internal development; Seeking collaborator	Completed Phase 1

CUDC-305	Cancers	Internal development; Seeking collaborator	Completed Phase 1

Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the years ended December 31, 2015, 2014 and 2013, milestone and royalty payments from Genentech accounted for $8,031,000, or 100%, $9,796,000, or 100%, and $14,233,000, or 95%, respectively, of our revenue, all of which was related to the development and commercialization of Erivedge.

CUDC-907

CUDC-907 was invented by Curis scientists and is an oral, dual inhibitor of Class I and II HDAC, as well as Class I PI3K enzymes. Specifically, CUDC-907 is designed to inhibit HDACs 1, 2, 3, 6 and 10 and PI3K-alpha, delta and beta isoforms. Inhibitors of HDAC enzymes can affect a number of cell functions and cancer cell viability by regulating the acetylation of both histone and non-histone substrates. Multiple inhibitors of HDACs have been approved by the U.S. FDA for treatment of hematologic malignancies. PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. Idelalisib, a PI3K delta inhibitor, is approved by the U.S. FDA for treatment of patients with follicular lymphoma or chronic lymphocytic leukemia. Concurrent inhibition of HDAC and PI3K has demonstrated synergistic effect in certain preclinical cancer models in hematological and other cancers. We have shown in preclinical models that CUDC-907 is a potent inhibitor of three isoforms of PI3K enzymes: alpha, delta and beta. Additionally, we have shown in preclinical models that CUDC-907 inhibits HDAC enzymes, resulting in significant increase in acetylation of histone and tubulin proteins. In addition to its in vitro effects, CUDC-907 has shown potent antitumor activity in a variety of hematologic tumor models such as non-Hodgkin’s lymphoma (including some with alterations in MYC oncogene) and multiple myeloma.

In light of substantial unmet need for more effective therapies, in April 2015 the FDA granted CUDC-907 orphan drug designation for the treatment of relapsed, refractory DLBCL.

In December 2015, we presented data from the completed dose escalation and ongoing expansion stages of the Phase 1 trial of CUDC-907 at the American Society of Hematology’s (ASH) Annual Meeting in Orlando, FL. The Phase 1 dose escalation and expansion trial was designed to determine the maximum tolerated dose (MTD), recommended Phase 2 dose (RP2D) and preliminary anti-cancer activity of oral CUDC-907 in patients with relapsed/refractory lymphoma or multiple myeloma (MM). At the time of data cut-off for the ASH presentation, a total of 72 patients had been enrolled in the trial, including 25 with RR-DLBCL. In the completed dose escalation phase, patients received CUDC-907 daily (QD, doses: 30 or 60 mg), or intermittently on twice weekly (BIW) or thrice weekly (TIW) schedules (doses: 60, 90, 120 or 150 mg) or on a 5 days on, 2 days off (5/2) schedule (dose: 60 mg). CUDC-907 dosed at 60 mg on the 5/2 schedule was determined to be the RP2D. The expansion phase of the trial is ongoing to assess the safety and tolerability of CUDC-907 at the RP2D in combination with the standard dose of rituximab.

The data reported at ASH demonstrated that treatment with CUDC-907 resulted in complete responses, or CRs, and partial responses, or PRs, in heavily pretreated patients with RR-DLBCL, including those harboring alterations of the MYC oncogene, a poor performing sub-group for which there are no approved targeted therapies. No objective responses were observed in patients with multiple myeloma treated with single agent CUDC-907 in the Phase 1 trial.

Out of the 25 patients with RR-DLBCL included in the ASH presentation, 18 were evaluable for response assessment per protocol at the time of data cut-off. The best responses observed in patients with RR-DLBCL were CR (3 patients), PR (5 patients) stable disease or SD (4 patients) and progressive disease or PD (6 patients). These results include 1 CR among 2 response-evaluable patients out of a total of 3 patients treated with CUDC-907 in combination with the standard dose of rituximab. The remaining 16 evaluable patients were treated with CUDC-907 monotherapy. A post hoc analysis of pathology reports and/or available tumor samples collected showed that 5 of the 8 patients with objective responses had tumors with alterations in MYC oncogene (defined as either chromosome translocations involving MYC gene locus, or gain in MYC gene copy number, or MYC protein over-expression in ≥40% tumor cells). MYC alterations in the tumor tissue were determined by established criteria used to identify either MYC gene aberrations (copy number gains or translocations) by fluorescent in situ hybridization, or FISH, or MYC protein expression by immunohistochemistry, or IHC.

The most common drug related adverse events (AEs) reported in the study have been low grade (Grade 1 and 2) diarrhea, fatigue and nausea. Dose limiting toxicities (DLTs) have consisted of diarrhea and hyperglycemia, and occurred on the QD, BIW and TIW schedules. No DLT occurred at the RP2D of 60 mg 5/2. Other drug-related Grade 3 or 4 AEs reported in 3 or more patients included thrombocytopenia and neutrophil decrease (hematologic AEs) as well as diarrhea, hyperglycemia and fatigue (non-hematologic AEs).

In preclinical studies, CUDC-907 treatment of DLBCL cell lines was shown to result in complete suppression of MYC protein levels in a rapid and dose dependent manner. Additionally, anti-tumor activity was observed in multiple in vivo MYC-altered DLBCL tumor models.

Based on the results of a Phase 1 clinical trial of CUDC-907 as discussed above, in January 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 to treat patients with RR-DLBCL whose tumor harbors alterations of the MYC oncogene. The study is designed to enroll up to 120 patients and will evaluate the safety and efficacy of CUDC-907 administered either as a monotherapy (n=60) or in combination with rituximab (n=60). Study objectives include measurement of objective response rate, progression-free survival, overall survival, duration of response, incidence and severity of adverse events and other safety parameters, and to characterize the pharmacokinetics of CUDC-907 alone and when administered in combination with rituximab.

CUDC-907 is also being examined in a second, ongoing Phase 1 trial that is designed to investigate its activity in patients with advanced solid tumors. We have recently directed our efforts in this study to enroll patients with solid tumors with MYC involvement, including patients with NMC.

In August 2015, we entered into an amendment of an existing agreement with The Leukemia and Lymphoma Society, or LLS, dated November 2011, pursuant to which LLS agreed to provide payments supporting our ongoing development of CUDC-907, subject to the achievement of specified milestones, in amounts up to $4,000,000. Under the amendment, LLS agreed to provide advisory services regarding both the CUDC-907 and IRAK4 programs, and LLS is no longer obligated to make milestone payments related to ongoing clinical development of CUDC-907. We agreed to make up to $1,650,000 in future payments to LLS, which figure equals the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to the achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program in hematological malignancies. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.

CA-170

CA-170 is an oral small molecule drug candidate that is designed to selectively target PD-L1 and VISTA checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-170 is being developed in collaboration with Aurigene, and in October 2015, we exercised our option to license this drug candidate and the associated program under the collaboration agreement with Aurigene.

In November 2015, Aurigene presented preclinical data from the CA-170 program at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The data demonstrated that in in vitro studies, CA-170 potently rescued effector functions of T cells (such as cytokine secretion and proliferation) that are inhibited in the presence of PD-L1/L2 and VISTA checkpoint proteins. CA-170 demonstrated high selectivity, and was unable to rescue T cells functions in the presence of other checkpoint inhibitors such as TIM-3, CTLA4, LAG-3 and BTLA. Additionally, in multiple syngeneic mouse tumor models

(such as melanoma and colon cancer), oral administration of CA-170 resulted in anti-tumor activity but no such activity was observed in immune deficient mice, suggesting that the in vivo anti-cancer effects of CA-170 require an intact immune system.

Based on these results, and the results of extensive preclinical safety studies in mouse and monkey models, we expect to file the investigational new drug or IND application and initiate a Phase 1 clinical trial with CA-170 in patients with advanced cancers within the first half of 2016.

CA-4948

CA-4948 is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases. In October 2015, we exercised the option to license this program under the collaboration agreement with Aurigene.

In November 2015, Aurigene presented preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics that demonstrated potent IRAK4 inhibitory activity of CA-4948 and other molecules within this program in various biochemical assays. Additionally, anti-tumor activity of lead compounds, including CA-4948 was demonstrated in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases.

We expect to complete preclinical and toxicology studies to file an IND application for CA-4948 in the second half of 2016.

For a further discussion of our collaboration agreement with Aurigene, see “Business—Our Collaborations and License Agreements—Aurigene Agreement.”

Erivedge

Erivedge® is an orally bioavailable small molecule which is designed to selectively inhibit the Hedgehog signaling pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway is normally active during embryonic development and unregulated activation of the pathway is believed to play a central role in allowing the proliferation and survival of cancer cells and leading to formation and maintenance of certain cancers. Genetic mutations that lead to unregulated activation of Hedgehog signaling are found in BCC and medulloblastoma. Aberrant signaling in the Hedgehog signaling pathway is implicated in over 90% of BCC cases.

Erivedge is FDA-approved for adults with advanced forms of BCC and is being developed under a collaboration agreement with Genentech. Genentech and Roche are responsible for the clinical development and commercialization of Erivedge and it is currently marketed and sold in the U.S. Erivedge is also approved for use in the European Union, Australia and several other countries, and Roche is selling Erivedge in territories outside of the U.S.

In January 2012, Erivedge became the first FDA-approved medicine for adults with advanced forms of BCC. In May 2013, Australia’s TGA approved Erivedge for the treatment of advanced BCC. In July 2013, the European Commission granted conditional approval for the marketing of Erivedge as the first licensed treatment for patients with advanced BCC in all 28 European Union member states. This conditional approval makes Erivedge the first licensed treatment in Europe for advanced BCC. A conditional marketing authorization is granted to medicinal products with a positive benefit/risk assessment that satisfy an unmet medical need and whose availability results in a significant public health benefit. Under the provisions of the conditional approval, Roche is expected to provide additional data on Erivedge in advanced BCC from the ongoing global safety study, known as STEVIE. An interim analysis from STEVIE confirmed a similar safety and activity profile to that observed in the pivotal ERIVANCE BCC study.

In addition to the regulatory and commercialization efforts in advanced BCC, Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC and have recently initiated clinical studies of Erivedge in other indications including in IPF and MF.

For a further discussion of our Hedgehog collaboration agreement with Genentech, see “Business—Our Collaborations and License Agreements —Genentech Hedgehog Signaling Pathway Collaboration Agreement.”

CUDC-427

CUDC-427 is an oral, small molecule Smac mimetic that is designed to promote cancer cell death by antagonizing IAP proteins. In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered single digit royalty on net sales of CUDC-427, if any.

We have completed a Phase 1 trial of CUDC-427 in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily on a 14 days on, 7 days off schedule. No dose limiting toxicities occurred on this dose and schedule. There are currently no clinical trials planned with CUDC-427.

We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170 and CA-4948. As such, we do not anticipate initiating any new clinical trials testing CUDC-427 and we are currently seeking to collaborate with third parties for further development of this molecule.

For a further discussion of our CUDC-427 license agreement with Genentech, see “Business—Our Collaborations and License Agreements—Genentech IAP License Agreement.”

CUDC-305

CUDC-305 is an oral HSP90 inhibitor we discovered and previously licensed to Debiopharm for development in advanced lung cancer, designated Debio 0932. In August 2009, we granted a worldwide, exclusive, royalty-bearing license to Debiopharm to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932. Debiopharm completed Phase 1 testing, as well as the Phase 1 portion of Phase 1/2 clinical trial of Debio 0932, in combination with various chemotherapy regimens in patients with non-small cell lung cancer. Debiopharm reviewed data from the Phase 1 portion of this study and determined that the results were inconclusive, although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, as amended in August 2015, we entered into a termination and transition agreement with Debiopharm, which we refer to as the transition agreement, to terminate our August 2009 license agreement. The termination of the August 2009 agreement was effective in February 2015. We have re-designated the molecule CUDC-305. There are currently no planned clinical studies with CUDC-305.

We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170 and CA-4948. As such, we do not anticipate initiating any new clinical trials testing CUDC-305 on our own and we are currently seeking to collaborate with third parties for further development of CUDC-305.

For a further discussion of our license and termination and transition agreements with Debiopharm, see “Business—Our Collaborations and License Agreements—Debiopharm Agreement.”

Our Collaborations and License Agreements

Aurigene Collaboration Agreement

Collaboration Overview.    On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement. Under the Aurigene agreement, Aurigene has granted us an exclusive option to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world with the exception of India and Russia. Upon our exercise of the option for a particular program, Aurigene will grant us the royalty-bearing license described above for each licensed program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.

There are currently three programs under this collaboration, including two programs targeting immune checkpoint regulators and one program targeting the IRAK4 kinase. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of the PD-1 and VISTA pathways in the immuno-oncology field, with the development candidate designated CA-170, which targets PD-L1 and VISTA. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field, with the development candidate designated CA-4948. The third program in the collaboration, for which we have not yet exercised our option, is focused on evaluating small molecule antagonists of the PD-1 and TIM-3 immune checkpoint pathways, including compounds that target PD-L1 and TIM-3. We expect to file an IND and initiate Phase 1 clinical testing of CA-170 during the first half of 2016 and to file an IND and initiate Phase 1 clinical testing of CA-4948 inhibitor during the second half of 2016.

For each program with respect to which we exercise the option to license, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.

Subject to specified exceptions, we and Aurigene have agreed to work exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis.

In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, we and Aurigene have agreed to work exclusively with each other on each program for which there are ongoing activities in research or development, or for which we have exercised our option to exclusively license (as described above) and we or our affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market, subject to our payment of an annual exclusivity fee on a program-by-program basis.

For each product that may be commercialized, we have granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in our territory.

Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock valued at $23,968,000 in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments.    We have agreed to make the following research payments, option exercise fees and milestone payments to Aurigene:

•

for each of the first two programs: up to $52,500,000 per program, comprised of: $3,000,000 for each option exercise, which we incurred and paid during the fourth quarter of 2015, $3,000,000 upon acceptance of each IND filing, and $4,000,000 upon dosing of the fifth patient in our first Phase 1 clinical trial for each program; as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, we agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which we paid $1,000,000 in February 2016 related to expenses Aurigene incurred in 2015;

•

for the third and fourth programs: up to $50,000,000 per program, comprised of: $2,000,000 for a program selection fee that we paid in May 2015 for the third program, $3,000,000 for an option exercise fee if we license the program, and $2,500,000 upon acceptance of an IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•

for any program thereafter: up to $140,500,000 per program, comprised of: up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

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

Amounts that we receive from Sublicensees.    We have agreed to make the following payments to Aurigene upon our entry into sublicense agreements on any program(s):

•

with respect to amounts that we and our affiliates receive from sublicensees under a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues which is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including, for example 25% of such amounts following our initiation of a Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•

with respect to sublicensing revenues we and our affiliates receive from sublicensees under a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•

with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees under a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.

Our royalty payment obligations (including those on sales by sublicensees) under the collaboration agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of: (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country; and (ii) 10 years from the first commercial sale of such product in such country.

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

On a program-by-program basis, we may terminate the collaboration agreement as it relates to a program or licensed program for an uncured breach by Aurigene with respect to such program or licensed program, and Aurigene may terminate the collaboration agreement as it relates to a licensed program for an uncured breach by us with respect to such licensed program.

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

Genentech Hedgehog Signaling Pathway Collaboration Agreement

In 2003, we entered into a collaborative research, development and license agreement with Genentech, which we refer to as the collaboration agreement.

Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import molecules capable of inhibiting the Hedgehog signaling pathway (including small molecules, proteins and antibodies) for human therapeutic applications, including cancer therapy. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge. In February 2010, Chugai Pharmaceutical Co., Ltd., or Chugai, exercised its right of first refusal for the development and commercialization of Erivedge in Japan pursuant to an existing agreement between Roche and Chugai.

Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59,000,000 to date. We are also eligible to receive royalties on sales of any Hedgehog signaling pathway inhibitor products that are successfully commercialized by Genentech and Roche. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to BioPharma-II, up to the quarterly caps for 2015, and until the debt is fully repaid thereafter.

Pursuant to the terms of our collaboration agreement, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor sonidegib, developed by Novartis for the treatment of adults with locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the United States during the fourth quarter of 2015 and, accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% during the fourth quarter of 2015.

In November 2012, in connection with a $30,000,000 loan made by BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors, to our subsidiary Curis Royalty, we transferred to Curis Royalty our rights to receive (i) royalty payments on the commercial sales of Erivedge owed by Genentech under our collaboration agreement, (ii) certain other royalty-related payments, if any, including amounts owed by Genentech with respect to the underpayment of royalties and accrued interest on payments which are not timely made by Genentech pursuant to the collaboration agreement and (iii) any payments made by Genentech to Curis pursuant to Genentech’s indemnification obligations under the collaboration agreement.

The loan from BioPharma-II, which bears interest at an annual rate of 12.25%, will be repaid by Curis Royalty from the proceeds of the royalty and royalty-related payments that it receives from time to time from Genentech. Quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, as described below, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts will be applied first, to pay interest and second, principal on the loan. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. As a result, we will continue to record royalty revenue from Genentech but expect such revenues will be used to pay down the loan received from BioPharma-II until it is repaid in full. As of December 31, 2015, the balance of principal plus accrued interest on the loan to Curis Royalty, including issuance costs, was $24,502,000. We currently estimate that the loan will be repaid in 2019; however, this estimate is impacted by numerous factors, most of which are beyond our control. Accordingly, our estimate may not be indicative of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval, and other factors described under “Part I, Item 1A—Risk Factors.”

We are also obligated to make payments to university licensors on royalties that we earn in all territories (except Australia) in an amount that is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

Unless terminated earlier, the collaboration agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the agreement or such time as no activities have occurred under the agreement for a period of twelve months. The collaboration agreement may be terminated earlier by either party for cause upon sixty days prior written notice. In addition, Genentech may terminate the agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to have the right to receive clinical development and regulatory approval milestones and royalties on product sales for such licensed compound, if any. If we terminate the agreement for cause or Genentech terminates the agreement without cause, all licenses granted to Genentech automatically terminate and revert to us. In addition, Genentech has agreed that it will no longer conduct any development or commercialization activities on any compounds identified in the course of conducting activities under the research plan for the agreement for so long as such compounds continue to be covered by valid patent claims.

In addition to the regulatory and commercialization efforts in advanced BCC, Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC and have recently initiated clinical studies of Erivedge in other diseases including in IPF and MF. The details of these studies can be found at www.clinicaltrials.gov.

Genentech IAP License Agreement

In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427, an oral, small molecule Smac mimetic that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered single digit royalty on net sales of CUDC-427, if any. The license agreement will continue to be in effect until expiration of all royalty payment obligations with respect to any product, unless earlier terminated by either party as described below. Upon satisfaction of all such royalty payment obligations, the Company’s license would become royalty-free, fully paid-up, irrevocable and perpetual.

We have completed a Phase 1 trial of CUDC-427 in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily on a 14 days on, 7 days off schedule. No dose limiting toxicities occurred on this dose and schedule.

We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170 and CA-4948. As such, we do not anticipate initiating any new clinical trials testing CUDC-427 and we are currently seeking to collaborate with third parties for further development of this molecule.

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

Debiopharm Agreement

CUDC-305 is an oral HSP90 inhibitor we discovered and previously licensed to Debiopharm for development in advanced lung cancer, designated Debio 0932. In August 2009, we granted a worldwide,

exclusive, royalty-bearing license to Debiopharm to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932. Debiopharm completed Phase 1 testing, as well as the Phase 1 portion of Phase 1/2 clinical trial of Debio 0932, in combination with various chemotherapy regimens in patients with non-small cell lung cancer. Debiopharm reviewed data from the Phase 1 portion of this study and determined that the results were inconclusive, although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, as amended in August 2015, we entered into a termination and transition agreement with Debiopharm, which we refer to as the transition agreement, to terminate our August 2009 license agreement. The termination of the August 2009 agreement was effective as of February 2015. We have re-designated the molecule CUDC-305.

Under the terms of the transition agreement, the licenses and all other rights related to CUDC-305 have been terminated and reverted to Curis effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305, and Debiopharm will transfer to us the IND application related to CUDC-305. Debiopharm also assigned to us its sole patent application related to CUDC-305.

Further under the terms of the transition agreement, Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm for us to pursue the manufacturing of CUDC-305.

During the year ended December 31, 2015, we paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product.

We have agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305, and the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii) 20% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $30,000,000.

We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170 and CA-4948. As such, we do not anticipate initiating any new clinical trials testing CUDC-305 on our own and we are currently seeking to collaborate with third parties for further development of CUDC-305.

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

In the U.S., as of December 31, 2015, we have 93 issued or allowed patents expiring on various dates between 2016 and 2033 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.

CUDC-907 and other Targeted Drug Candidates.    As of December 31, 2015, we have 27 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for CUDC-907, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress. We have also exclusively licensed worldwide rights from Genentech covering CUDC-427, which includes 5 issued U.S. patents or allowed U.S. applications expiring on various dates e between 2025 and 2033. The portfolio consists of a broad filing which cover a genus of compounds which embrace CUDC-427 and their methods of use thereof, as well as a narrow filing which specifically covers CUDC-427, as well as pharmaceutical compositions and methods of use thereof. The exclusively licensed portfolio also includes rights to foreign filings corresponding to the aforementioned U.S. filings.

CA-170, CA-4948 and Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PD-L1/VISTA and IRAK-4 programs under this collaboration, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2015, there is one allowed U.S. patent application included in such filings.

Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2015, we have 57 issued U.S. patents or allowed U.S. applications expiring on various dates between 2016 and 2031, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.

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

We are party to various license agreements that give us rights to commercialize various technologies, particularly our Hedgehog signaling pathway technologies, and to use technologies in our research and development processes. The consideration payable in exchange for these licenses includes up-front fees, issuances of shares of common stock, annual royalties, milestone payments and royalties on net sales by our sub-licensees and us. The licensors may terminate these agreements if we fail to meet certain diligence requirements, fail to make payments or otherwise commit a material breach that is not cured after notice.

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

Research and Development Program

As of December 31, 2015, our research and development group consisted of 31 employees, including oncologists, molecular biologists, cell biologists, chemists, pharmacologists and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.

For the years ended December 31, 2015, 2014 and 2013, we incurred expenses of $26,699,000, $13,659,000 and $12,927,000, respectively on company-sponsored research and development activities. We also recorded in-process research and development expenses of $24,348,000 for the year ended December 31, 2015, which represents the partial consideration for the rights granted to us under the collaboration agreement with Aurigene in January 2015. We had no collaborator-sponsored research and development expense for the years ended December 31, 2015, 2014 and 2013.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

Our product candidates must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

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

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the drug substance, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Applicants usually must complete some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

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

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•

Phase 1.    The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2.    The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3.    These clinical trials are commonly referred to as “pivotal” studies, which denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4.    Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Product Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated “breakthrough therapies.” A product may be designated a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or the 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent if valid and infringed by the proposed product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug designated an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Patent Term Restoration and Extension

A patent claiming a new drug product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

Review and Approval of Drugs in Europe and other Foreign Jurisdictions

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union (EU), a manufacturer must submit a marketing authorization application to the European Medicines Agency or EMA. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Clinical Trial Approval in the EU

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, or GCP, an applicant must obtain the approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable in and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 28 May 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

In the EU, marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases,. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human use or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States. Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

A marketing authorization may be granted only to an applicant established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP. Regulatory Data Exclusivity in the European Union

In the European Union, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity . During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals in the EU

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State. To that end, the marketing authorization holder must provide the EMA or the relevant competent authority of the EU Member State with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the EU Member State which delivered the marketing authorization within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Similarly to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.

The holder of an EU marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on central marketing authorization holders for medicinal products the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies.

The manufacturing process for medicinal products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.

In the EU, the advertising and promotion of our products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Orphan Drug Designation and Exclusivity in the EU

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our product candidate is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidate could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidate will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidate or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the United States federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

CUDC-907:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially-available drugs that individually target HDAC. For example, commercially available HDAC inhibitors include FarydaqTM (panobinostat) which is produced by Novartis International AG, ZolinzaTM (vorinostat), which is produced by Merck & Company, IstodaxTM (romidepsin), which is produced by Celgene Corporation and BeleodaqTM (belinostat) which is produced by Spectrum Pharmaceuticals. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Mirati Therapeutics (mocetinostat), Syndax Pharmaceuticals, Inc. (entinostat), MEI Pharma, Inc. (pracinostat), 4SC AG (resminostat and 4SC-202), Acetylon Pharmaceuticals, Inc. (ricolinostat), Italfarmaco S.p.A. (givinostat), and Celleron Therapeutics (CXD101). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There is currently only one approved isoform specific PI3K inhibitor on the market, ZydeligTM (idelalisib), which is marketed by Gilead Sciences, Inc. Some of the other companies developing PI3K inhibitors include Novartis (BKM120/ buparlisib, BYL719), Bayer AG (copanlisib/ BAY 80-6946), Genentech/ Roche (pictilisib, GDC-0941), Infinity Pharmaceuticals, Inc. (duvelisib, IPI-145), Takeda Pharmaceutical Company Limited (TAK-117, previously MLN1117), GlaxoSmithKline plc (GSK2636771), Pfizer Inc. (PF-05212384), Sanofi (SAR245409), TG Therapeutics, Inc. (TGR-1202), Incyte Corporation (INCB40093), Zenyaku Kogyo Co., Ltd (ZSTK474) and Verastem, Inc. (VS-5584).

Licensed Programs Under Aurigene Collaboration.    We are aware of at least three other companies that are developing IRAK4 inhibitors for oncology indications: Pfizer, Nimbus Discovery and TG Therapeutics. In addition, there are two approved drugs on the market that target PD-1/ PD-L1 interactions (Bristol-Myers Squibb’s Opdivo™ and Merck & Co.’s Keytruda™) and a number of drug candidates in various stages of development that target similar interactions such as Roche’s atezolizumab/ MPDL3280A, Merck KGaA’s avelumab/ MSB0010718C (collaborator: Pfizer), AstraZeneca/ MedImmune’s durvalumab/ MEDI4736 and MEDI0680, and others.

Erivedge.    We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway. We believe that there are currently at least four other companies that have advanced Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company (LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 or XL139), and Pfizer Inc. (PF-04449913 ). Other Hedgehog signaling pathway inhibitors are in earlier stages of clinical development. In 2015, Novartis’ sonidegib (OdomzoTM ), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union.

CUDC-427:    We are aware of several other companies developing antagonists of IAP proteins including, among others, Debiopharm SA (Debio 1143), Novartis AG (LCL161) and TetraLogic Pharmaceuticals, Inc. (birinapant).

CUDC-305:    Several companies are investigating HSP90 inhibitors in clinical testing, including, among others, Astex Therapeutics Ltd. (onalespib/ AT13387), Vernalis (AUY922), and Synta Pharmaceuticals Corp (ganetespib).

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

Manufacturing and Supply

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

We employ a material sourcing strategy that complies with regulatory requirements for building increasing amounts of quality into the product, beginning with raw materials and following through to packaged drug product for clinical use. Starting materials for the drug substance are typically sourced from China or India, and the chemical synthesis to make the regulatory starting materials for the API (those materials that are listed in the IND as the starting point for GMP synthesis) is conducted under our supervision in the same countries. Regulatory starting materials are then shipped to the U.S. for the CUDC-907 program, or remain in India for the CA-170 and CA-4948 programs, where the raw materials are converted into the drug substance under GMP controls. All reagents and raw materials used in the synthesis are pharmaceutical grade, and are release tested prior to use in the drug substance synthesis.

Drug product production for all of our development candidates is conducted in the U.S. or Canada, and all under GMP controls. All excipients are compendial grade, and are compliant with U.S. and EU regulations. Final packaging and labelling of the drug product has typically been carried out in the U.S. or Canada, and will also be conducted in the EU (specifically the United Kingdom), starting in 2016, to support international trials.

Sales and Marketing

We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop such capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.

Employees

As of December 31, 2015, we had 44 full-time employees, of whom 15 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 31 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Segment Reporting

We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Executive Officers of the Registrant

Our executive officers as of February 29, 2016 are as follows:

Name	Age	Position

Ali Fattaey, Ph.D.	51	President and Chief Executive Officer

Michael P. Gray(1)	45	Chief Financial and Business Officer

Mani Mohindru, Ph.D.	44	Senior Vice President of Corporate Strategy and Investor Relations

David Tuck, M.D.	64	Senior Vice President, Clinical and Translational Sciences
(1) On January 18, 2016, Mr. Gray provided to the Company notice of his intention to resign from the Company, effective as of February 29, 2016.

Ali Fattaey, Ph.D.	Dr. Fattaey has served as our President and Chief Executive Officer and as a director since June 2014. From February 2013 to June 2014, Dr. Fattaey served as our President and Chief Operating Officer. From 2011 until February 2013, Dr. Fattaey served as the President and Chief Executive Officer of ACT Biotech, Inc., a biotechnology company. Dr. Fattaey served as ACT Biotech’s Chief Operating and Scientific Officer from 2008 until 2010. From June 2006 until January 2008, Dr. Fattaey served the Director of Science and Technology at the Melanoma Therapeutics Foundation, a non-profit organization. From January 2005 until June 2006, Dr. Fattaey was a strategic consultant for pharmaceutical and biotechnology companies. Dr. Fattaey was previously employed at Sagres Discovery, Inc., a biotechnology company, as its Chief Scientific Officer from November 2001 until April 2004 and subsequently as the Senior Vice President of Discovery Research at Chiron Corporation following Chiron’s acquisition of Sagres Discovery. Dr. Fattaey was employed by Onyx Pharmaceuticals from January 1994 until June 2001, most recently as its Vice President of Discovery Research. Dr. Fattaey received his Ph.D. in microbiology from Kansas State University in 1989 and was a Research Fellow in Medicine at Harvard Medical School, Massachusetts General Hospital Cancer Center.

Michael P. Gray	Mr. Gray served as our Chief Financial Officer from December 2006 and as our Chief Business Officer from February 2014. Mr. Gray served as our Chief Operating Officer from December 2006 to February 2013. From December 2003 until December 2006, Mr. Gray served as our Vice President of Finance and Chief Financial Officer and from August 2000 until December 2003, served as our Senior Director of Finance and Controller. From January 1998 to July 2000, Mr. Gray was Controller at Reprogenesis, Inc., a predecessor biotechnology company. Mr. Gray previously served as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray is a certified public accountant, holds an M.B.A. from the F.W. Olin Graduate School of Business at Babson College, and has a B.S. in accounting from Bryant College.

Mani Mohindru, Ph.D.	Dr. Mohindru has served as our Senior Vice President of Corporate Strategy and Investor Relations since April 2015. From June 2013 to March 2015, Dr. Mohindru served as our Vice President of Corporate Strategy and Investor Relations. From October 2012 to May 2013, Dr. Mohindru was involved in co-founding ImmTox, Inc., a privately-held biotechnology company. From June 2011 to September 2012, Dr. Mohindru was a Senior Biotechnology Analyst at ThinkEquity, LLC, a research and investment banking firm. Previously, from June 2009 to May 2011, Dr. Mohindru was a Partner at Axon Healthcare Company, a strategic pharmaceutical and biotechnology consultancy firm that she co-founded. Dr. Mohindru was also a Managing Director at Capstone Investments in its investment banking division, a Vice President and Senior Research Analyst at Credit Suisse, and an Associate Research Analyst at global financial services firm UBS. Dr. Mohindru completed her Ph.D. in Neurosciences at Northwestern University and she received both her B.S. (Hons) in Human Biology and Masters in Biotechnology from the All India Institute of Medical Sciences, New Delhi, India.

David Tuck, M.D.	Dr. Tuck previously served as our Vice President of Clinical and Translational Sciences from May 2015 through January 2016. He joined us from EMD Serono, the biopharmaceutical division of Merck KGaA, where he was Senior Medical Director in the Oncology Translational Innovation Program from 2013 until May 2015, overseeing activities ranging from early clinical development of small molecule and biologic targeted therapeutics, to novel target and biomarker identification focused on bioinformatics and genomics analysis. Prior to that, Dr. Tuck was employed by Bristol-Myers Squibb Oncology Research from December 2010 until May 2013, where he served in the roles of Translational Physician for ipilimumab, and external development leader in solid tumors and hematological malignancies for immune checkpoint inhibitors. Between 2000 and 2010, Dr. Tuck was an Associate Professor at Yale University. While at Yale, he led a research lab in genomics and bioinformatics of cancer, stem cells and molecular hematology. He also served as Associate Director of the Yale Comprehensive Cancer Center from 2000 to 2006. Dr. Tuck earned his B.A. at Harvard University and medical degree at the University of Vermont School of Medicine, and received board certification in internal medicine, medical oncology and hematology.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following circumstances actually arise, our business, financial condition, results of operations and cash flows could be materially adversely affected, the trading price of our common stock could decline materially and you could lose all or part of your investment.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $59.0 million, $18.7 million and $12.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $838.5 million. We have not completed the development of any product candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a product candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various current and past licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials with respect to our lead product candidates;

•	seek to identify and develop additional product candidates;

•	acquire or in-license other product candidates or technologies;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel; and

•	add equipment and physical infrastructure as may be required to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only source of revenues currently includes licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, all future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to BioPharma-II until the debt is fully repaid, which full repayment we currently estimate will occur in 2019.

We do not expect to generate significant revenue other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues other than those related to Erivedge, and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our operating and capital requirements currently include the need to support our research and development activities for CUDC-907, as well as development candidates we have and may continue to license under our collaboration with Aurigene, including licenses to two programs obtained through our October 2015 option exercises. We expect that we will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under the collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.

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

We anticipate that existing cash, cash equivalents, investments and working capital at December 31, 2015 should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

•

the costs of commercialization activities for any of our product candidates that receive marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

Under the terms of the credit agreement, neither Curis nor Curis Royalty guaranteed any level of future royalty or royalty-related payments or the value of such payments as collateral to the loan. However, in certain circumstances, the obligations of Curis Royalty to repay the loan may be accelerated under the credit agreement, including:

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

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency-related defaults;

•	any materially adverse effect on the binding nature of any of the transaction documents or the Genentech collaboration agreement;

•	if any person shall be designated an independent director of Curis Royalty other than in accordance with its limited liability company operating agreement; or

•	if Curis shall at any time cease to own, of record and beneficially, 100% of the equity interests in Curis Royalty.

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

The amount of royalty revenue we receive from sales of Erivedge may be adversely affected by sales of a competing drug.

Pursuant to the terms of our collaboration agreement, our subsidiary Curis Royalty entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Novartis, sonidegib, for the treatment of adults with locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the United States during the fourth quarter of 2015 and, accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% during the fourth quarter of 2015.

Genentech has advised us that Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015 from 5—7.5% to 3—5.5%. We also anticipate that sales of sonidigeb could adversely affect sales of Erivedge and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly-owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to Bio-Pharm II.

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

•

the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907, as well as funding programs that we have and may continue to license and develop under our collaboration with Aurigene;

•

fluctuations in sales of Erivedge and related royalty payments, including those resulting from the sales of competing products such as Hedgehog signaling pathway inhibitor sonidegib, which is approved in the US and Europe for the treatment of locally advanced BCC and is marketed and sold by Novartis in the US ;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and BioPharma-II;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our property, the value of equipment and intangible assets, revenue recognition, and the value of certain liabilities including the fair value of our warrant liability, the repayment term of our loan with BioPharma-II, and stock-based compensation expenses. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” set forth in this report.

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

Other than for Erivedge, the therapeutic efficacy of our drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

Our drug candidates are novel chemical entities and, except for Erivedge, which is approved and being commercialized for advanced BCC in several territories, their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

In addition, in connection with our collaboration with Aurigene, we are seeking to discover, develop and commercialize small molecule antagonists for immuno-oncology targets such as immune checkpoint proteins and precision oncology targets, and such efforts may not prove to be successful. As such, outside of our collaboration with Aurigene, we are not aware of any small molecules that target the same immune checkpoint protein interactions in late preclinical or clinical development and we may never be able to successfully develop such drug candidates.

Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or resulted in their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize, drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

We depend heavily on the success of our most advanced product candidates. Other than Erivedge, all of our product candidates are still in early clinical or preclinical development. Preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates other than Erivedge or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources on our most advanced product candidate, CUDC-907. In addition, under our agreement with Aurigene, we have the option to license specified programs from Aurigene, and in October 2015, we exercised options to exclusively license two programs under this agreement, and named a third program. We expect to file IND applications for a development candidate from each licensed program and begin Phase 1 clinical studies during 2016. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907 and potential compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the parties’ collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors;

•	our ability to compete with other therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully market, commercialize, or distribute our most advanced product candidate, which would materially harm our business.

If clinical trials of any future product candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or we may mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we or they contemplate, if we, or they, are unable to successfully complete clinical trials of our product candidates or other testing, or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, may:

•	incur additional unplanned costs;

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any product candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or any collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our current product candidates or any future product candidates that we, or any collaborators, may develop, including:

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or any collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we, or any collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;

•	our estimates of the patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;

•

our third-party contractors or those of any collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;

•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•

we, or any collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that we, or any collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•

the FDA or comparable foreign regulatory authorities may disagree with our, or any collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;

•

the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the availability of approved therapeutics for the relevant disease;

•	the proximity of patients to clinical sites;

•	the eligibility criteria and design for the trial; and

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

Results of preclinical studies and early clinical trials may not be predictive of results of future late stage clinical trials.

We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for our current product candidate or any future product candidates that we, or any future collaborators, may develop.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any product candidates that we, or any collaborators, may develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.

Clinical trials of any product candidates we may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could harm our business and operations, and could negatively impact our stock price.

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the product; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forego pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We have no sales, marketing, or distribution experience and, as such, plan to rely primarily on third parties who may not successfully market or sell any products we develop.

We have no sales, marketing, or product distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, we have granted Genentech the exclusive rights to distribute certain products resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing, and distribution activities of these third parties, and sales through these third parties could be less profitable for us than direct sales. These third parties could sell competing products and may devote insufficient sales efforts or resources to our products. Our future revenues will be materially dependent upon the successful efforts of these third parties.

We may seek to independently market and sell products that are not already subject to agreements with other parties. If we undertake to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant and skilled marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

We face substantial competition, and our competitors may discover, develop or commercialize products before or more successfully than we do.

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway. We believe that there are currently at least five other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer Inc.

During the third quarter of 2015, the FDA and CHMP approved another Hedgehog signaling pathway inhibitor, called sonidegib and marketed by Novartis, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty would be reduced in any country where another drug that binds to the same molecular target receives regulatory approval for the same indication as Erivedge and is subsequently commercialized in that country. As Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015, Genentech began reducing royalties on its net sales in the U.S. of Erivedge accordingly.

In addition, there are several companies developing drug candidates that target the same molecular targets that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, while we are not aware of other molecules in clinical testing that are designed as one chemical entity to target both PI3K and HDAC, there are commercially-available drugs that individually target PI3K or HDAC and there are multiple companies testing PI3K or HDAC inhibitors that are in various stages of clinical development.

In October 2015, we exercised options to license the first two programs under our collaboration with Aurigene. The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA in the immuno-oncology field. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field. We are aware of at least three other companies that are developing IRAK4 inhibitors: Pfizer, Nimbus Discovery in collaboration with Genentech, and TG Therapeutics (in-licensed an IRAK4 inhibitor from Ligand Pharmaceuticals). In addition, there are two approved drugs on the market that target PD-1/PD-L1 interactions (Bristol-Myer Squibb’s OpdivoTM and Merck & Co.’s KeytrudaTM) and a number of drug candidates in various stages of development that target the similar interactions such as Roche’s MPDL3280A, Merck KGaA in collaboration with Pfizer’s avelumab, AstraZeneca/MedImmune’s MEDI4736 and MEDI0680, Curetech/Medivation’s pidilizumab and others.

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

Even if we, or any collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

Product liability claims are inherent in the process of researching, developing and commercializing human health care products and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of their merit or eventual outcome, product liability claims would require us to spend significant time, money and other resources to defend such claims, could result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	reduced resources of our management to pursue our business strategy; and

•	the reduced ability or inability to commercialize any products that we may develop.

Although we currently have product liability insurance for our clinical trials, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We are reliant on Genentech and Roche for the successful development and commercialization of Erivedge. If Genentech and Roche do not successfully commercialize Erivedge for advanced BCC or develop Erivedge for other indications, our future prospects may be substantially harmed.

Erivedge is FDA-approved for people with advanced BCC in the United States. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Roche and Genentech are also continuing development of Erivedge in less severe forms of BCC as well as pursuing its potential development in other diseases including in IPF and MF. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge is no longer accepted as safe, efficacious, cost-effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third-party payors;

•

Genentech and/or Roche fail to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC, and to regulatory approvals for this indication outside of the U.S.;

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

•	we, Genentech, or Roche encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•

competing products are approved for the same indications as Erivedge, such as the FDA and CHMP approval during the third quarter of 2015 of another Hedgehog signaling pathway inhibitor, sonidegib, marketed by Novartis, for the treatment of adults with locally advanced BCC;

•	new safety risks are identified; or

•

Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC.

In addition, pursuant to the terms of our credit agreement with BioPharma-II, we expect that all royalties that Curis Royalty receives under our collaboration agreement with Genentech will, for the foreseeable future, be remitted to BioPharma-II in repayment of our loan.

We depend on third parties for the research and, as applicable, development of certain programs. If one or more of our collaborators fails or delays in developing or, as applicable, commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.

Pursuant to our collaboration with Genentech, we have granted to Genentech exclusive rights to develop and commercialize products based upon our Hedgehog signaling pathway technologies. In addition, we entered into a collaboration, license and option agreement with Aurigene pursuant to which Aurigene may develop various immuno-oncology, selected precision oncology and other potential targets which we will have the option to license and advance into clinical trials. Collaborations involving our product candidates, including our collaborations with Aurigene and Genentech, pose the following risks to us:

•

Our collaborators each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. If a collaborator fails to allocate sufficient time, attention and resources to our collaboration, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected. For example, we are dependent on Aurigene to successfully discover and advance preclinical programs from which we may exercise our option to license drug candidates for future development.

•

Our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the drug candidates that are the subject of our respective collaborations. For example, Genentech and Roche are involved in the commercialization of many cancer medicines and are seeking to develop several other cancer drug therapies, and Aurigene has other active cancer-focused discovery programs and has also entered into license agreements with other companies that focus on cancer therapies.

•	Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs.

•

Our collaborators may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of our collaborative partner’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the programs under such collaboration. In addition, an acquirer could determine to reprioritize our collaborator’s development programs such that our collaborator ceases to diligently pursue the development of our programs, and/or terminates our collaboration.

•

Our collaborators may, under specified circumstances, terminate their collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.

•

Our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights, or expose us to potential liability.

•

If any of our collaborators were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate or program could be delayed, curtailed or terminated.

In addition, our collaboration agreement with Genentech has resulted in the approval of Erivedge for the treatment of advanced BCC in the United States, the European Union, and several other countries. The commercial success of Erivedge in this patient population is dependent on continued investment by Genentech and Roche, and development and market approvals in indications other than in BCC will require significant investments from Genentech and Roche. The success of the further development or commercialization of Erivedge in advanced BCC, and potentially in additional indications, is dependent on a number of factors, including the following:

•

Genentech is a wholly-owned member of the Roche Group, and as such, is subject to the risk that Roche could determine to re-prioritize Genentech’s commercial or development programs, which could reduce Genentech’s efforts on the development or commercialization of Erivedge or cause Genentech to terminate our collaboration.

•

Genentech has the first right to maintain or defend intellectual property rights associated with the drug candidate under its agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Genentech does not, our ability to do so may be compromised by Genentech’s acts or failures to act.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the United States. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable Curis to retain development and certain commercial rights to most of our programs in at least the United States. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing product candidates that are similar to the product candidates that are subject to those agreements, such as developing product candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.

Moreover, if we fail to establish and maintain additional collaborations related to our drug candidates:

•	the development of certain of our current or future drug candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future drug candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop additional expertise, such as clinical, regulatory, sales and marketing expertise, for which we have not budgeted;

•	we will have to bear all of the risk related to the development of any such drug candidates; and

•	our future prospects may be adversely affected and our stock price could decline.

We rely in part on third parties to conduct clinical trials of our internally-developed drug candidates, and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we will not be able to successfully develop and commercialize drug candidates and grow our business.

For the foreseeable future, we expect to rely heavily on third parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the established clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as “good clinical practices,” and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials. These requirements assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If any of our third party contractors do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

We depend on third parties to produce our drug candidates, and if these third parties do not successfully formulate or manufacture these drug candidates, our business will be harmed.

We have no internal manufacturing experience or capabilities, and therefore cannot manufacture any of our product candidates on a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize products, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and low yields of quality products. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.

To the extent that we or any collaborators seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our and our collaborators’ control or may terminate or fail to renew a manufacturing agreement based on their own business priorities, becoming costly and/or inconvenient for us and our collaborators.

Any contract manufacturers with whom we or our collaborators enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspection by the FDA and state and foreign agencies or their designees to ensure strict compliance with current good manufacturing practices and other governmental regulations and corresponding foreign standards. Any failure by contract manufacturers, collaborators, or us to comply with applicable regulations could result in sanctions being imposed, including fines, injunctions, civil penalties, denial by regulatory authorities of marketing approval for drug candidates, delays, suspension or withdrawal of approvals, imposition of clinical holds, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. If we or a collaborator need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. A material shortage, contamination, recall or restriction on the use of substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

We depend upon our senior management team. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our officers all serve pursuant to “at will” employment arrangements and can terminate their employment with us at any time. In the future, we may be dependent on other members of our management, scientific and development team.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

We may seek to acquire complementary businesses and technologies or otherwise seek to expand our operations and grow our business, which may divert management resources and adversely affect our financial condition and operating results.

We may seek to expand our operations, including through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute any such other expansion strategies. We may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating results, including:

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

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

We may not be able to obtain and maintain patent protection for our technologies and products, our licensors may not be able to obtain and maintain patent protection for the technology or products that we license from them, and the patent protection we or they do obtain may not be sufficient to stop our competitors from using similar technology.

The long-term success of our business depends in significant part on our ability to:

•	obtain patents to protect our technologies and discoveries;

•	protect trade secrets from disclosure to competitors;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. For example, while under our collaboration with Aurigene we have established a joint patent team to coordinate efforts on patent filing, prosecution, maintenance and other patent matters, we do not control the patent process until we have exercised our option to obtain an exclusive license on a program-by-program basis. In addition, we do not control the filing, prosecution of certain patent rights licensed to us under our IAP agreement with Genentech. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:

•

initiation of litigation or other proceedings against third parties to enforce our patent rights, to seek to invalidate the patents held by third parties or to obtain a judgment that our drug candidates do not infringe such third parties’ patents;

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

Any patent litigation or other proceeding, even if resolved favorably, will likely incur substantial costs and be a distraction to management. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. In addition, our collaborators and licensors may have rights to file and prosecute claims of infringement of certain of our intellectual property, and we are reliant on them. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling our future products without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable, and we or any collaborative partner may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace.

We face risks relating to the enforcement of our intellectual property rights in China and India that could adversely affect our business.

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

In addition, we collaborate with Aurigene, an Indian company, in the development of new therapeutic compounds. Some or all of the intellectual property arising from this collaboration may be developed by Aurigene’s employees, consultants, and third-party contractors, and we have an option right under the collaboration agreement to obtain exclusive licenses Aurigene’s rights in this intellectual property. Accordingly, our rights depend in part on Aurigene’s contracts with its employees and contractors and Aurigene’s ability to protect its trade secrets and other confidential information in India, both before and after we exercise our option to obtain exclusive license rights on a program-by-program basis. Enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we or Aurigene might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation.

If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by competitors.

We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreement with a medicinal chemistry provider in China, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.

We are party to agreements that provide us licenses of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide us licenses to valuable technology. These licenses, including our agreement with Aurigene, impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of licensed subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and could lose our ability to develop our products. We may need to license other intellectual property to commercialize future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our current and potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees, or as a result, we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

RISKS RELATED TO REGULATORY APPROVAL AND MARKETING OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for product candidates and may be unable to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Even if we, or any future collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our product candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	restrictions on coverage by third-party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

We may seek a Breakthrough Therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for one or more of our product candidates. A Breakthrough Therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drug candidates that have been designated Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to FDA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010 for example, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

Anti-Kickback Statute.    The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

False Claims Laws.    The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program;

HIPAA and HITECH.    HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

False Statements Statute.    The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

Transparency Requirements.    The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

Analogous State and Foreign Laws.    Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We have adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our drug products and other materials are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction, provision, or sale of our products and solutions in international markets, prevent customers from using our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any limitation on our ability to export, provide, or sell our products and solutions could adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidate and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Any business that we conduct in China will expose us to risks resulting from adverse changes in political, legal and economic policies of the Chinese government.

We have a subsidiary in China, Curis Shanghai, which is currently licensed to conduct business but is not operational.

Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Recent evidence of a slowdown in the pace of growth of the Chinese economy could result in interruptions and/or delay of our development efforts in China. If our research and development efforts in China are delayed, we may not realize the reductions in costs anticipated from doing business in China. We would also have to consider moving our chemistry and/or biology research, which is currently conducted by contract research organizations in China, to providers in the U.S. or Europe. Such a move could increase our overall costs for these services, or reduce the total number of chemists and or/biologists that we could engage. In addition, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws, the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our business could be materially harmed by any changes in the political, legal or economic climate in China, or by the inability to enforce applicable Chinese laws and regulations.

RISKS RELATING TO OUR COMMON STOCK

If we fail to meet the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through February 22, 2016. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	the timing and result of clinical trials of our product candidates;

•	announcements regarding new technologies and/or drug candidates by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	litigation or public concern about the safety of our drug candidates;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	limited trading volume in our common stock; and

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our proprietary programs and those programs being developed under collaboration agreements. Genentech is a wholly-owned member of the Roche Group, and Roche has also made public statements regarding its expectations for the clinical development, commercialization and marketing of

Erivedge, and may in the future make additional statements about its goals and expectations for Erivedge and/or its collaboration with us. The actual timing of these events can vary dramatically due to a number of factors including delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by all parties, and the inherent uncertainties in the regulatory approval and commercialization process. As a result:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some such changes being out of our control, may have resulted or could in the future result in an ownership change. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options or pursuant to our universal shelf registration statement could result in dilution to our stockholders and negatively affect our stock price.

Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and in the future we may issue additional options, warrants or other derivative securities convertible into our common stock. The exercise of any such options, warrants or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell through Cowen up to $30,000,000 of the registered common stock that was on the shelf registration statement pursuant to one or more “at the market” offerings. As of December 31, 2015, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

We have never declared nor paid cash dividends on our common stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of any future debt or credit agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

As of December 31, 2015, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 54.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	entrenching our management or the board of directors.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage may negatively impact the market price of our common stock. In addition, if one or more of our current or potential future analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more of our current or potential future analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We have anti-takeover defenses that could delay or prevent an acquisition that our stockholders may consider favorable, or prevent attempts by our stockholders to replace or remove current management, which could result in a decline in the price of our common stock.

Provisions of our certificate of incorporation, our bylaws, and Delaware law may deter unsolicited takeovers or delay or prevent changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. For example, we have divided our board of directors into three classes that serve staggered three-year terms, we may issue shares of our authorized “blank check” preferred stock, and our stockholders are limited in their ability to call special stockholder meetings.

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

Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2014	High	Low
First Quarter	$3.40	$2.56
Second Quarter	$2.99	$1.60
Third Quarter	$2.06	$1.35
Fourth Quarter	$1.53	$1.09

Year ended December 31, 2015
First Quarter	$3.50	$1.27
Second Quarter	$3.65	$2.24
Third Quarter	$3.75	$1.82
Fourth Quarter	$3.18	$1.73

Holders.    On February 25, 2016, the last reported sale price of our common stock per share on the NASDAQ Global Market was $1.46 and there were 221 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

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

Issuer Purchases of Equity Securities.    None.

Unregistered Sales of Equity Securities.    None.

Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2010 through December 31, 2015, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Composite Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2010 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

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

*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

	Fiscal year ending December 31,
	2010	2011	2012	2013	2014	2015
CURIS INC.	100.00	236.36	173.23	142.42	75.76	146.97
NASDAQ COMPOSITE INDEX	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ PHARMACEUTICAL INDEX .	100.00	114.48	156.39	263.04	340.07	354.40
NASDAQ BIOTECHNOLOGY INDEX	100.00	113.92	153.97	263.29	348.49	369.06

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees(1)	$—	$3,000	$10,000	$14,000	$14,300
Royalties	8,031	6,757	3,942	1,530	—
Research and development, net(2)	(153)	86	1,060	1,442	463

Net revenues	7,878	9,843	15,002	16,972	14,763

Costs and expenses:
Cost of royalty revenues	406	340	198	176	—
Research and development.	26,699	13,659	12,927	15,493	13,693
In-process research and development(3).	24,348	—	—	9,500	—
General and administrative.	12,906	11,707	11,293	10,423	8,273

Total costs and expenses	64,359	25,706	24,418	35,592	21,966

Loss from operations	(56,481)	(15,863)	(9,416)	(18,620)	(7,203)

Other income (expense):
Interest and other income	825	165	165	150	100
Interest expense	(3,325)	(3,748)	(3,842)	(204)	—
Change in fair value of warrants(4)	—	717	771	2,257	(2,756)

Total other income (expenses), net	(2,500)	(2,866)	(2,906)	2,203	(2,656)

Net loss	$(58,981)	$(18,729)	$(12,322)	$(16,417)	$(9,859)

Basic and diluted net loss per common share	$(0.48)	$(0.22)	$(0.15)	$(0.21)	$(0.13)

Weighted average common shares (basic and diluted)	123,365	85,975	82,339	79,059	76,352

	(in thousands) As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$82,191	$50,539	$68,906	$58,701	$37,718
Working capital	74,744	42,148	53,607	52,873	34,717
Investment—restricted	153	166	180	194	236
Total assets	94,965	62,614	80,591	69,768	48,180
Long-term obligations(5)	19,697	22,763	28,859	31,522	4,518
Accumulated deficit	(838,536)	(779,555)	(760,827)	(748,505)	(732,088)
Total stockholders’ equity	64,510	29,784	45,174	34,267	39,876

(1)	During the years ended December 31, 2014, 2013, 2012 and 2011, we recognized $3,000,000, $10,000,000, $14,000,000 and $14,000,000 of revenue for cash payments that we earned during each of 2014, 2013, 2012 and 2011, respectively, under our June 2003 collaboration agreement with Genentech.

(2)	During the years ended December 31, 2015 and 2014, Genentech incurred expenses of $433,000 and $226,000, respectively. Under our June 2003 collaboration agreement with Genentech, we are obligated to reimburse these expenses. We have recorded these amounts as contra-revenues, which have been net against research and development revenues for the respective years. During the years ended December 31, 2013 and 2012, we recognized $650,000 and $1,000,000, respectively, of research and development revenue for milestone payments that we earned under our November 2011 agreement with LLS.

(3)	During the years ended December 31, 2015 and 2012, we recognized in-process research and development charges of $24,348,000 and $9,500,000, related to the upfront consideration under our Aurigene and Genentech IAP license agreements, each respectively.

(4)	During the years ended December 31, 2014, 2013, 2012 and 2011, we recorded non-cash charges related to a change in the fair value of our warrant liability, established in connection with our registered direct offering in January 2010. All of the outstanding warrants at December 31, 2014 expired, unexercised, on January 27, 2015 in accordance with the warrant terms.

(5)	Long-term obligations are comprised of the following:

	(in thousands) As of December 31,
	2015	2014	2013	2012	2011
Long-term debt	$19,558	$22,589	$27,945	$29,839	$—
Warrants	—	—	717	1,488	4,361
Deferred rent payments	139	174	197	195	157

Total long-term obligations	$19,697	$22,763	$28,859	$31,522	$4,518

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of an ongoing Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, we recently initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with MYC-altered relapsed or refractory diffuse large B-cell lymphoma, or DLBCL. We are also conducting a Phase 1 study in patients with solid tumors, and have recently directed our efforts in this study to enroll patients with MYC involvement, including patients with nut midline carcinoma, or NMC.

In addition, we are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA pathway in the immuno-oncology field, including the development candidate designated CA-170, which targets PD-L1 and VISTA. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field, with the lead development candidate designated CA-4948. We expect to file an IND and initiate Phase 1 clinical testing of CA-170 during the first half of 2016, and we expect to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016. In addition, in October 2015 we selected a third program for potential development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD-1 and TIM-3 pathways, including small molecules that target PD-L1 and TIM-3. We have not yet exercised our option to license this third program.

Our other collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC, and have recently initiated clinical studies of Erivedge in IPF and MF.

Our proprietary pipeline also includes CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins. In 2015, we completed the dose escalation stage of a Phase 1 clinical trial of CUDC-427 in patients with solid tumors or lymphoma. We also regained rights to our Heat Shock Protein 90, or HSP90, inhibitor CUDC-305 from Debiopharm International S.A., or Debiopharm in 2015.

Based on our clinical development plans for our pipeline, in the near term we will predominantly focus our available resources on the continued development of CUDC-907, CA-170 and CA-4948. We continue to seek to collaborate with third parties for further development of our pipeline.

Our Collaborations and License Agreements

Our current collaborations and license agreements are summarized as follows:

Aurigene

Collaboration Overview.    On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement. Under the Aurigene agreement, Aurigene has granted us an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world with the exception of India and Russia. Upon our exercise of the option for a particular program, Aurigene will grant us the royalty-bearing license described above for each licensed program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.

There are currently three programs under this collaboration, including two programs targeting immune checkpoint regulators and one program targeting the IRAK4 kinase. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of the PD-1 and VISTA pathway in the immuno-oncology field, including development candidate designated CA-170, which is a PD-L2/VISTA antagonist. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field, with the lead development candidate designated CA-4948. We expect to file an IND and initiate Phase 1 clinical testing of CA-170 during the first half of 2016 and to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016. In addition, in October 2015, we selected a third program for further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists with PD-2 and TIM-3 checkpoint pathway-targeting properties, including compounds that target PD-L1 and TIM-3. We have not yet exercised our option to license this third program.

For each program we exercise the option to license, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.

Subject to specified exceptions, we and Aurigene have agreed to work exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis.

In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, we and Aurigene have agreed to work exclusively with each other on each program for which there are ongoing activities in research or development, or for which we have exercised our option to exclusively license (as described above) and we or our affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market, subject to our payment of an annual exclusivity fee on a program-by-program basis.

For each product that is commercialized, we have granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in our territory.

Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock, valued at $23,968,000, in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments. We have agreed to make the following research payments, option exercise fees and milestone payments to Aurigene:

•

for each of the PD-1/VISTA and IRAK4 programs: up to $52,500,000 per program, comprised of: $3,000,000 for each option exercise, which we incurred and paid during the fourth quarter of 2015, $3,000,000 upon acceptance of each IND filing and $4,000,000 upon dosing of the fifth patient in our first Phase 1 clinical trial for each program; as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, we agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which we paid $1,000,000 in February 2016 related to expenses Aurigene incurred in 2015;

•

for the third and fourth programs: up to $50,000,000 per program, comprised of: $2,000,000 for a program selection fee that we paid in May 2015 for the third program, $3,000,000 for an option exercise fee if we license the program and $2,500,000 upon acceptance of an IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•

for any program thereafter: up to $140,500,000 per program, comprised of: up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

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

Amounts that we receive from Sublicensees.    We have agreed to make the following payments to Aurigene upon our entry into sublicense agreements on any program(s):

•

with respect to amounts that we and our affiliates receive from sublicensees under a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including, for example 25% of such amounts following our initiation of Phase 2 clinical study and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;

•

with respect to sublicensing revenues we and our affiliates receive from sublicensees under a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•

with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees under a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.

Our royalty payment obligations (including those on sales by sublicensees) under the collaboration agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country and (ii) 10 years from the first commercial sale of such product in such country.

For additional information regarding the terms and termination provisions of this agreement, see “Business—Collaborations and License Agreements—Aurigene Agreement.”

Genentech Hedgehog Signaling Pathway Collaboration

Collaboration Overview.    In 2003, we entered into a collaborative research, development and license agreement with Genentech, which we refer to as the collaboration agreement. Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import small molecule and antibody Hedgehog signaling pathway inhibitors. The lead drug candidate under this program is Erivedge®. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge, other than in Japan where such rights are held by Chugai. Genentech and Roche responsible for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation, and sales and marketing.

We are eligible to receive up to $115,000,000 in contingent cash payments for the development of Erivedge or another small molecule, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, we have received $59,000,000 to date. In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge. Pursuant to the terms of our collaboration agreement, Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Novartis, sonidegib, for the treatment of adults with locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the United States during the fourth quarter of 2015 and, accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% during the fourth quarter of 2015. We recognized $8,031,000 of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2015, and have recognized an aggregate of $20,260,000 in royalty revenues since Erivedge was approved.

In connection with a $30,000,000 loan made to our wholly-owned subsidiary, Curis Royalty, by BioPharma-II in 2012, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of December 31, 2015, Curis Royalty owed BioPharma-II a total of $24,502,000, which was comprised of principal and accrued interest. Royalty payments related to Erivedge are servicing the outstanding debt and accrued interest to BioPharma-II, and will continue to do so until the debt is fully repaid. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on our estimate of the timing of amounts to be repaid. We currently estimate that the loan will be repaid in 2019; however, this estimate is impacted by numerous factors, most of which are beyond our control. Accordingly, our estimate may not be indicative of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as: the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance, or failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.

As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. We are also obligated to make payments to university licensors of 2% of Roche’s direct net sales of Erivedge in Australia until the expiration of the Australian patent in April 2019, after which time the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $406,000 during the year ended December 31, 2015. As of December 31, 2015, we have paid an aggregate of $1,120,000 to university licensors since Erivedge was approved.

Genentech IAP Inhibitor License Agreement

In November 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427, a small molecule that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we and/or our sublicensees have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech is entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories, and tiered single-digit royalties on net sales of CUDC-427. We are currently seeking a collaborator for the further development of CUDC-427.

The Leukemia & Lymphoma Society

In November 2011, we entered into an agreement with LLS, pursuant to which LLS agreed to provide us with up to $4,000,000 in payments to support our ongoing development of CUDC-907, subject to the achievement of specified milestones.

In August 2015, we entered into an amendment of the November 2011 agreement with LLS. Under the amendment, LLS agreed to provide advisory services regarding both the CUDC-907 and IRAK4 programs, and LLS is no longer obligated to make further milestone payments related to ongoing clinical development of CUDC-907.

We agreed to make up to $1,650,000 in future payments to LLS, which represents the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program in hematological malignancies. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.

Debiopharm Agreement

In August 2009, we granted a worldwide, exclusive, royalty-bearing license to Debiopharm to develop, manufacture, market and sell our HSP90 inhibitor technology, including Debio 0932. Debiopharm completed Phase 1 testing, as well as the Phase 1 portion of Phase 1/2 clinical trial of Debio 0932, in combination with various chemotherapy regimens in patients with non-small cell lung cancer. Debiopharm reviewed data from the Phase 1 portion of this study and determined that the results were inconclusive, although safety observations were generally consistent with the previously observed side effects of Debio 0932 and/or the respective chemotherapeutic regimens administered in the trial.

In February 2015, as amended in August 2015, we entered into a termination and transition agreement with Debiopharm, which we refer to as the transition agreement, to terminate our August 2009 license agreement. The termination of the August 2009 agreement was effective as of February 2015. We have re-designated the molecule CUDC-305.

Under the terms of the transition agreement, the licenses and all other rights related to CUDC-305 have been terminated and reverted to us effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, we exercised our right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under other intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold and import CUDC-305, and Debiopharm will transfer to us the IND application related to CUDC-305. Debiopharm also assigned to us its sole patent application related to CUDC-305. Further under the terms of the transition agreement, Debiopharm will transition ongoing CUDC-305 development and manufacturing activities to us and will make available all necessary information generated by or on behalf of Debiopharm for us to pursue the manufacturing of CUDC-305.

During the year ended December 31, 2015, we paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product.

We have agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305, and the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii) 20% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $30,000,000.

Liquidity

Since our inception, we have funded our operations primarily through license fees, contingent cash payments, research and development funding from our corporate collaborators, private and public placement of our equity securities, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $838,536,000 as of December 31, 2015.

We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of December 31, 2015 should enable us to maintain current and planned operations into 2017. Our ability to continue funding our planned operations into and beyond this point is dependent on future contingent payments that we may receive from Genentech or LLS upon the achievement of development and regulatory approval objectives, our ability to manage our expenses, and our ability to raise additional funds through additional corporate collaborations, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary asset, CUDC-907, as well as for such clinical trials to generate favorable data;

•	our and Aurigene’s ability to successfully advance CA-170 through IND-enabling studies, and for us to then finance and complete planned Phase 1 clinical trials;

•	our and Aurigene’s ability to complete preclinical development and IND-enabling studies for CA-4948, and for us to then finance and complete planned Phase 1 clinical trials;

•	Aurigene’s ability to advance its preclinical immuno-oncology and precision oncology drug candidates, and our ability to further progress these programs clinically;

•	our ability to enter into at least one collaboration for one of our existing research and development programs;

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	Genentech and Roche’s initiation and completion of additional clinical studies of Erivedge, including in diseases other than BCC, such as IPF or MF.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Financial Operations Overview

General.    Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline and the magnitude of payments from our current and potential corporate collaborators. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted, the timing of our entry into new collaborations, if any, and the timing of the receipt of payments, if any, from new or existing collaborators. We anticipate that existing capital resources as of December 31, 2015 should enable us to maintain current and planned operations into 2017.

Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty, entered into a $30,000,000 debt transaction with BioPharma-II, which loan holds an annual interest rate of 12.25% and is collateralized by certain future Erivedge royalty and royalty-related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first, to pay interest and second, principal on the loan. Curis Royalty was entitled to receive the remaining amounts above the caps, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives. Beginning in 2016, there are no caps to the amounts Curis Royalty will be required to make to BioPharma-II. Curis Royalty retains the right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of such date as the principal is paid in full, and Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech terminates. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of December 31, 2015, the outstanding principal and interest due under the loan is $24,502,000.

Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. For the year ended December 31, 2015, milestone and royalty payments from Genentech accounted for $8,031,000, or approximately 100%, of our total revenue, all of which related to the development and commercialization of Erivedge. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, we expect that all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, until such time as the loan is fully repaid. We currently estimate that all Erivedge royalties will be applied to the loan with BioPharma-II for the foreseeable future. The repayment period is highly uncertain and could vary materially from our estimate to the extent that royalty payments received are lower than our current estimates, which could arise due to factors beyond our control, such as the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part I, Item 1A—Risk Factors.”

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

Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record in the Revenues section of our Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019, after which the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel including stock-based compensation expense, costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others, other outside service costs including costs of contract manufacturing, sublicense payments, the costs of supplies and reagents, consulting, and occupancy and depreciation charges. Research and development expenses also include certain payments that we make to Aurigene under our January 2015 collaboration agreement, including, for example, option exercise fees and milestone payments. We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

Drug Candidate	Primary Disease	Collaborator/Licensee	Current Status
CUDC-907	Relapsed, refractory DLBCL with MYC alterations	Internal development	Phase 2

	Solid tumors including NUT midline carcinoma	Internal development	Phase 1

CA-170	Cancers	Aurigene	Pre-IND

CA-4948	Hematologic cancers	Aurigene	Pre-IND

Erivedge	Advanced BCC	Genentech (Roche)	Approved in US, Australia and other countries and conditional approval in the EU

	Preceding excision and multiple BCC	Roche	Phase 2

	Idiopathic Pulmonary Fibrosis	Roche	Phase 1b

	Myelofibrosis	Roche	Phase 1b

CUDC-427	Advanced solid tumor & lymphomas	Internal development; Seeking collaborator	Completed Phase 1

CUDC-305	Cancers	Internal development; Seeking collaborator	Completed Phase 1

With the exception of Erivedge, which is approved for sale in advanced BCC and marketed by Genentech/Roche, our programs are in early stages of clinical or in preclinical development. Therefore, our ability and that of our collaborators and licensees to successfully complete preclinical studies and clinical trials of these drug candidates, as appropriate, and the timing of completion of such programs, is highly uncertain.

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

In-process Research and Development.    We recognized in-process research and development expenses of $24,348,000 during the year ended December 31, 2015 in partial consideration for the rights we were granted under the collaboration agreement with Aurigene.

General and Administrative.    General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us. We expect that our general and administrative expenses will remain consistent in future periods.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in our revenue model until the performance conditions are met.

Reimbursement of Costs.    Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the provisions of the FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Consideration, are met, the amounts are determinable, and collection of the related receivable is reasonably assured.

Royalty Revenue.    Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, Erivedge royalties we earn will service Curis Royalty’s debt to BioPharma-II. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, we expect to attribute the royalty payments to the services being provided under the arrangement and therefore recognize such royalty payments as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above.

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

Stock-based Compensation

We account for stock-based compensation transactions using a grant-date fair-value-based method under FASB Codification Topic 718, Compensation—Stock Compensation.

We have recorded employee and director stock-based compensation expense of $3,582,000, $3,141,000 and $2,651,000 for the years ended December 31, 2015, 2014 and 2013, respectively. We estimate that our stock-based compensation expense will increase in 2016 as we have granted, and expect that we may grant additional options, in 2016 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2016 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.

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

In 2010, we completed a registered direct offering in which we issued warrants to purchase shares of our common stock, and the warrants were deemed to be a liability. We estimate the fair value of the warrants using a Black-Scholes option pricing model under various probability-weighted outcomes which took into consideration the protective, but limited, cash-settlement feature of the warrants. In using this model, the fair value was determined by applying Level 3 inputs, which included assumptions around the estimated future stock price of our common stock and varying probabilities that certain events would occur. Significant increases or decreases in any of these assumptions could have materially impacted the fair value of the warrants and our financial statements. The warrants were revalued each reporting period with updated assumptions, and the resulting change in fair value of the warrant liability was recognized in our financial statements. All warrants outstanding at December 31, 2014 expired, unexercised, in January 2015 pursuant to the terms of the warrant agreements, and do not impact financial statements in subsequent reporting periods.

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

We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2015, 2014 and 2013, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2015, 2014 and 2013.

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

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term debt classification is based on our best estimate of the timing of amounts to be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. We currently estimate that the loan will be repaid in 2019. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as competitive factors, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, pursuant to the terms of our collaboration agreement, Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor sonidegib, developed by Novartis for the treatment of adults with locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the United States during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the United States of Erivedge by 2% during the fourth quarter of 2015.

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

Results of Operations (all amounts rounded to the nearest thousand)

Years Ended December 31, 2015 and 2014

Revenues

Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2015	2014
REVENUES:
Royalty revenues from Genentech	$8,031,000	$6,757,000	19%
Research and development, net	(153,000)	86,000	(278%)
License fees	—	3,000,000	(100%)

Total revenues	$7,878,000	$9,843,000	(20%)

Total revenues decreased by $1,965,000, or 20%, to $7,878,000 for the year ended December 31, 2015 as compared to $9,843,000 for the year ended December 31, 2014, primarily related to a decrease of $3,000,000 in our revenues related to our Genentech collaboration license fees. During the year ended December 31, 2014, we received a payment of $3,000,000 from Genentech in connection with Genentech’s June 2014 filing of an IND application to initiate a Phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis. We did not receive any such payments from Genentech during the year ended December 31, 2015. In addition, during the year ended December 31, 2015 and 2014, our research and development revenues were net of contra-revenues of $433,000 and 226,000, respectively, related to reimbursements to Genentech of patent expenses incurred.

Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $1,274,000 to $8,031,000 during the year ended December 31, 2015 as compared to $6,757,000 during the prior year period, a 19% increase. As a result of sales of a competing product during the fourth quarter of 2015, Genentech applied a 2% reduction to the royalty rate we earn on net sales of Erivedge in the U.S. beginning in the same quarter.

Cost of Royalty Revenues.    Cost of royalty revenues increased to $406,000 from $340,000 for the years ended December 31, 2015 and 2014, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge.

Operating Expenses

Research and development expenses are summarized as follows:

Research and Development Program	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2015	2014
CUDC-907	$11,736,000	$7,154,000	64%
CA-170	5,336,000	—	100%
CA-4948	4,011,000	—	100%
CUDC-427	1,490,000	4,504,000	(67%)
CUDC-305	900,000	31,000	2,803%
Translational and preclinical	2,000,000	363,000	451%
Other	203,000	786,000	(74%)
Sublicense fees under Genentech collaboration	—	150,000	(100%)
Stock-based compensation	1,023,000	671,000	52%

Total research and development expenses	$26,699,000	$13,659,000	95%

Our research and development expenses increased by $13,040,000, or 95%, to $26,699,000 for the year ended December 31, 2015, as compared to $13,659,000 for the prior year. These expenses increased primarily due to increases in spending on our clinical development programs, CUDC-907 and CUDC-305, and preclinical programs under our collaboration with Aurigene, CA-170 and CA-4948. These increases were partially offset by decreases in spending on CUDC-427 and certain of our other programs, including CUDC-101.

Spending on CUDC-907 increased $4,582,000 during the year ended December 31, 2015 as compared to the prior year, which was primarily due to costs related to clinical site, patient, CRO, formulation and manufacturing and consulting for our ongoing Phase 1 clinical trials of CUDC-907, as well as initial costs for our Phase 2 trial that was initiated in January 2016. Internal resource costs, primarily personnel costs, supporting the development of CUDC-907 also increased over the prior year period. Spending on CUDC-305 increased by $869,000, primarily due to a $750,000 payment we made to Debiopharm for drug product upon termination of our agreement. Costs for CA-170 and CA-4948, two programs under our Aurigene collaboration, were $9,347,000, in the aggregate, for the year ended December 31, 2015, which includes $6,000,000 in milestone payments and costs, primarily employee-related costs, to support these programs as well as supplemental research funding paid to Aurigene. A spending increase of $1,637,000 on our preclinical research programs for the year ended December 31, 2015 is, in part, attributable to $2,000,000 paid to Aurigene in connection with our selection of the third program under this collaboration. Stock-based compensation also increased $352,000 for the year ended December 31, 2015 as compared to the prior year, which is related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period, as well as an increase in the number of options granted during the year ended December 31, 2015 over the prior year.

Offsetting these increases, spending on CUDC-427 decreased by $3,014,000 during the year ended December 31, 2015 as compared to the prior year, primarily related to our decision to redirect capital resources to CUDC-907 and the programs under our collaboration with Aurigene. In addition, spending related to other programs, primarily our CUDC-101 program, decreased by $583,000. Finally, sublicense fees that we incurred under third party obligations for milestone payments received from Genentech decreased by $150,000 from the prior year.

We recorded in-process research and development expenses of $24,348,000 for the year ended December 31, 2015, which represents partial consideration for the rights granted to us in January 2015 under the collaboration agreement with Aurigene.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in supporting our efforts to advance CUDC-907 and any development programs resulting from our collaboration with Aurigene, including option exercise fees, exclusivity options, preclinical and clinical development costs, and potential milestone payments upon achievement of clinical objectives.

General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2015	2014
Personnel	$3,707,000	$3,852,000	(4%)
Occupancy and depreciation	394,000	367,000	7%
Legal services	2,196,000	1,740,000	26%
Consulting and professional services	2,300,000	2,023,000	14%
Insurance costs	366,000	360,000	2%
Other general and administrative expenses	1,091,000	976,000	12%
Stock-based compensation	2,852,000	2,389,000	19%

Total general and administrative expenses	$12,906,000	$11,707,000	10%

General and administrative expenses increased by $1,199,000, or 10%, during the year ended December 31, 2015 as compared to the prior year, primarily due to an increase in legal, professional and consulting services related to the Aurigene transaction, various business development and corporate initiatives, and legal costs associated with the maintenance of our intellectual property. In addition, stock-based compensation increased $463,000 over the prior year as a result of an increase in the number of options issued during the year ended December 31, 2015 as compared to the prior year.

Change in Fair Value of Warrant Liability.    In connection with our January 2010 registered direct offering, we issued warrants to purchase an aggregate of 1,612,322 shares of common stock which became exercisable as of the closing of the transaction. The warrants had an initial exercise price of $3.55 per share and a five year term, and the fair value of the warrants was recorded as a long-term liability. The fair value of the warrants was estimated using a Black-Scholes option pricing model. Historically, the warrants were revalued at each reporting period, with updated assumptions, with the resulting gains and losses recorded as the change in fair value of warrant liability in the income statement. Expected volatilities used in the models were based on our historical volatility, commensurate with the term of the warrants.

All of our outstanding warrants at December 31, 2014 expired, unexercised, on January 27, 2015 in accordance with their terms; therefore, no amounts were recognized during the year ended December 31, 2015 related to the change in fair value of the warrants. We estimated that the warrants had a fair value of zero at December 31, 2014 due to decreases in the remaining term and our common stock price using the Black-Scholes option pricing model with the following assumptions: expected volatility of 82%, risk free interest rate of 0%, expected life of 0.1 years, and no dividends.

Other Expense (Income)

For the years ended December 31, 2015 and 2014, interest expense was $3,325,000 and $3,748,000, respectively. The decrease in interest expense was related to a lower principal balance throughout 2015 on Curis Royalty’s outstanding debt with BioPharma-II.

For the years ended December 31, 2015 and 2014, interest income was $277,000 and $165,000, respectively. We recorded other income of $717,000 for the year ended December 31, 2014, related to changes in the assumptions used in the valuation of the warrants described above, including changes in our stock price, during the period. For the year ended December 31, 2015, other income was $548,000, primarily related to the receipt of proceeds regarding an intellectual property licensing matter.

Net Loss Applicable to Common Stockholders

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $58,981,000 for the year ended December 31, 2015, as compared to $18,729,000 for the year ended December 31, 2014.

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

Total research and development expenses increased $732,000, or 6%, for the year ended December 31, 2014 as compared to the prior year, primarily related to increased spending on CUDC-907, which was partially offset by decreased spending on other development programs and discovery research. Spending on CUDC-907 increased $2,730,000, or 62%, during the year ended December 31, 2014 as compared to the prior year, which increase was related to our ongoing Phase 1 clinical trial of CUDC-907 as well as initial expenses related to a second Phase 1 clinical trial of CUDC-907 in solid tumors, which began enrolling patients in the fourth quarter of 2014.

Increased spending on CUDC-907 was partially offset by decreased spending on CUDC-427 of $574,000 during the year ended December 31, 2014, as a result of the re-initiation of this Phase 1 clinical trial in June 2014 that had been halted in November 2013. Spending related to our CUDC-101 and discovery research programs also decreased by $860,000 during the year ended December 31, 2014 as compared to 2013, primarily due to the completion of our Phase 1 trial of CUDC-101 in head and neck cancers in 2013 and continued research efforts for an oral formulation of this molecule in 2014. Other internal resources allocated to CUDC-101 in the prior year, primarily personnel, were rea-allocated to our CUDC-907 and CUDC-427 clinical development programs, during the year ended December 31, 2014.

Finally, sublicense fees incurred related to third party obligations on milestone payments we received from Genentech decreased by $350,000 from the prior year, and stock-based compensation decreased by $208,000 related to unvested non-employee stock options that are marked-to-market at each quarterly reporting period. Fluctuations in our stock price result in fluctuations in the related expense.

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

General and administrative expenses increased by $413,000, or 4%, during the year ended December 31, 2014 as compared to the prior year, primarily due to an increase in personnel costs of $361,000 related to an increase in the number of our administrative employees. We also recorded an increase in consulting and professional services expenses, including audit-related expenses, of $475,000. Stock-based compensation also increased $266,000 as a result of an increase in the number of options granted during the year ended December 31, 2014, as compared to the prior year.

Partially offsetting these increases, legal fees decreased $756,000 from the prior year due to decreased spending on patent costs, which includes fees related to foreign patent filings and various other corporate matters.

Change in Fair Value of Warrant Liability.    As a result of revaluing the warrants issued in January 2010, we recorded other income of $717,000 and $771,000 for the years ended December 31, 2014 and 2013, respectively, related to changes in the assumptions used in the valuation of the warrants, including changes in our stock price, during the respective periods.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through license fees, contingent cash payments and research and development funding from our collaborators and licensors, primarily from Genentech, as well as through the private and public placement of our equity securities, debt financings, and milestone payments and the monetization of certain royalty rights.

Placement of Equity Securities

On February 25, 2015, we entered into an underwriting agreement with Cowen acting both for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of our common stock. The underwriters agreed to purchase the shares pursuant to the underwriting agreement at a price of $2.585 per share, and the offering price to the public was $2.75 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share, less the underwriting discounts and commissions. On March 2, 2015, we completed the public offering of 25,090,908 shares of common stock, including underwriters’ full exercise of their option. After deducting underwriting discounts and commissions and offering expenses, proceeds from the sale totaled approximately $64,619,000.

On July 2, 2015, we entered into a sales agreement with Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. In addition, with our prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on our behalf all of the shares requested to be sold. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. In addition, we reimbursed $16,000 of Cowen’s expenses in connection with the offering. Each party has agreed to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, pursuant to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of December 31, 2015, we have not sold any shares of common stock pursuant to this sales agreement. From July 2013 through June 2015, we had sold 3,850,206 shares of our common stock pursuant to a separate sales agreement with Cowen for proceeds of $16,246,000, net of all issuance costs.

Debt Financing

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest is currently being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to us. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated. Payments to BioPharma-II for the year ended December 31, 2015 totaled $7,466,000, of which $4,163,000 has been applied to the principal, and the remainder satisfying interest obligations. As of December 31, 2015, Curis Royalty owed a total of $24,502,000, gross of issuance costs, to BioPharma-II, including accrued interest.

Milestone Payments and Monetization of Royalty Rights

We have received aggregate milestone payments totaling $59,000,000 under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of

Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty was entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. Erivedge royalty revenues will continue to be used to repay Curis Royalty’s outstanding principal and interest und the loan due to BioPharma-II, however, such payments are no longer subject to the aforementioned quarterly caps. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. For royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019, after which time the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.

At December 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $82,191,000, excluding our restricted investments of $153,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $29,891,000 during the year ended December 31, 2015 was primarily the result of our net loss for the period of $58,981,000, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $28,187,000. Accounts payable and accrued liabilities increased $1,774,000, which includes the accrual of $1,000,000 in supplemental research and development funding under our Aurigene collaboration and an increase in clinical accruals related to our ongoing trials. In addition, accounts receivable increased $145,000 related to an increase in Erivedge royalties and prepaid assets increased $726,000.

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

Investing activities used cash of $6,428,000 and provided cash of $16,273,000 for the years ended December 31, 2015 and 2014, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods. The increase in purchases of investments during the year ended December 31, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock. The increase in the sale of investments during the year ended December 31, 2014 was the result of the need for cash to fund our operations. These increases in cash were offset by purchases of research equipment totaling $48,000 and $92,000 during the years ended December 31, 2015 and 2014, respectively.

Financing activities provided cash of $61,663,000 for the year ended December 31, 2015. We received $64,619,000 in net proceeds from our underwritten public offering of common stock, and we also received proceeds of $1,206,000 from the exercise of stock options and purchases under our employee stock purchase plan during the same period. These proceeds were offset by the principal payments on Curis Royalty’s loan with BioPharma-II of $4,163,000. Financing activities used cash of $1,304,000 for the year ended December 31, 2014 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $1,587,000, offset by $283,000 in proceeds from the exercise of stock options.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $838,536,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 as well as for potential programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses.

In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. There are currently three programs under this collaboration, including two programs targeting immune checkpoints and one program targeting the IRAK4 kinase. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA pathways in the immuno-oncology field, including the development candidate designated CA-170, which is a PD-L1/VISTA antagonist. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field, with the lead development candidate designated CA-4948. We expect to file an IND and initiate Phase 1 clinical testing of CA-170 during the first half of 2016 and to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016.

In addition, in October 2015 we selected a third program for potential further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD-1 and TIM-3 pathways, including small molecules that target PD-L1 and TIM-3. We have not yet exercised our option to license this third program.

Contingent payments to Aurigene related to future development milestones for CA-170 and CA-4948 would total an aggregate of $14,000,000, if an IND is filed for each program and Phase 1 clinical trials are initiated. We expect to file an IND and initiate Phase 1 clinical testing of CA-170 during the first half of 2016, and we expect to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016. For the PD-1/TIM-3 program, our potential additional payments to Aurigene include a $3,000,000 payment upon exercise of our option to license this program, and $2,500,000 upon acceptance of an IND.

In addition, subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. The first of such option fees is $7,500,000, and we currently estimate that this payment will be due in the first quarter of 2017.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at December 31, 2015, should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

•

the costs of commercialization activities for any of our product candidates that receive marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

Contractual Obligations

As of December 31, 2015 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement(1)	$31,246	$7,526	$23,720	$—	$—
Operating lease obligations(2)	1,435	676	759	—	—
Outside service obligations(3)	929	597	332	—	—
Licensing obligations(4)	108	108	—	—	—

Total future obligations	$33,718	$8,907	$24,811	$—	$—

(1)

As of December 31, 2015, the outstanding balance, including interest, on the debt was $24,502,000. The above amounts reflect management’s estimates as of December 31, 2015 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with BioPharma-II, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.

(2)	We are party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010, and expires in February 2018. The total remaining cash obligation for the base rent over the initial term of the lease agreement is approximately $1,435,000. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments and exclude any impact of an early termination payment as defined in the agreement.

(3)	Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2015. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(4)	Licensing obligations include only obligations that are known to us as of December 31, 2015. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. For example, contingent payments to Aurigene relate to future development milestones for CA-170 and CA-4948 would total an aggregate of $14,000,000, if an IND is filed for each program and Phase 1 clinical trials are initiated, as well as potential exclusivity option payments. We expect to file an IND with the FDA and initiate Phase 1 clinical testing of CA-170 during the first half of 2016, and we expect to file an IND and initiate Phase 1 clinical testing of CA-4948 during the second half of 2016. For the PD-1/TIM-3 program, our potential additional payments to Aurigene include a $3,000,000 payment upon exercise of our option to license this program, and $2,500,000 upon acceptance of an IND. These future obligations, and those related to Genentech, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations” section.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015.

Inflation

We believe that inflation has not had a significant impact on our revenue and results of operations since inception.

New Accounting Pronouncements

In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. The new standard requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is anticipated to be effective for us in 2018. Early adoption is permitted in 2017. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In January 2015, the FASB issued new guidance in ASC 225-20, Income Statement-Extraordinary and Unusual Items, to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We do not expect adoption of this standard will have a material impact on our financial statements.

In April 2015, the FASB updated the guidance in ASC 835-30, Interest-Imputation of Interest, related to the presentation of debt issuance costs. The updated standard requires debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this guidance will have a material impact on our financial statements.

In November 2015, the FASB issued new guidance in ASC 740, Income Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017, with early application permitted as of the beginning of any interim or annual reporting period. We do not expect adoption of this standard will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions.

Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since December 31, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curis, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2016

CURIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$33,091,165	$7,747,411
Investments	49,099,847	42,002,782
Short-term investment—restricted	—	13,877
Accounts receivable	2,106,031	1,960,995
Prepaid expenses and other current assets	1,204,428	489,844

Total current assets	85,501,471	52,214,909

Property and equipment, net	277,714	407,738
Long-term investments	—	788,768
Long-term investment—restricted	152,610	152,610
Goodwill	8,982,000	8,982,000
Other assets	51,344	67,544

Total assets	$94,965,139	$62,613,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,217,553	$2,349,183
Accrued liabilities	1,933,644	2,007,699
Current portion of long-term debt, net	4,606,536	5,709,985

Total current liabilities	10,757,733	10,066,867
Long-term debt, net	19,557,971	22,589,058
Other long-term liabilities	138,957	174,018

Total liabilities	30,454,661	32,829,943

Commitments (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized at December 31, 2015 and 2014, respectively; 130,213,224 shares issued and 128,990,378 shares outstanding at December 31, 2015; respectively; 87,253,657 shares issued and 86,030,811 shares outstanding at December 31, 2014	1,302,132	872,537
Additional paid-in capital	903,240,933	810,001,410
Treasury stock (at cost, 1,222,846 shares at December 31, 2015 and 2014, respectively)	(1,524,029)	(1,524,029)
Accumulated deficit	(838,536,325)	(779,555,295)
Accumulated other comprehensive loss	27,767	(10,997)

Total stockholders’ equity	64,510,478	29,783,626

Total liabilities and stockholders’ equity	$94,965,139	$62,613,569

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2015	2014	2013
Revenues:
License fees	$—	$3,000,000	$10,000,000
Royalties	8,030,942	6,757,023	3,942,136
Research and development, net	(152,535)	86,458	1,059,896

Total revenues	7,878,407	9,843,481	15,002,032

Costs and Expenses:
Cost of royalties	405,756	339,578	197,796
Research and development	26,699,370	13,659,398	12,926,834
In-process research and development	24,347,815	—	—
General and administrative	12,906,334	11,706,754	11,293,811

Total costs and expenses	64,359,275	25,705,730	24,418,441

Loss from operations	(56,480,868)	(15,862,249)	(9,416,409)

Other Income (Expense):
Interest income	277,276	165,103	164,650
Other income	547,578	—	—
Interest expense	(3,325,016)	(3,748,374)	(3,841,646)
Change in fair value of warrant liability	—	716,786	771,393

Total other expense	(2,500,162)	(2,866,485)	(2,905,603)

Net loss	$(58,981,030)	$(18,728,734)	$(12,322,012)

Net Loss per Common Share (Basic and Diluted)	$(0.48)	$(0.22)	$(0.15)

Weighted Average Common Shares (Basic and Diluted)	123,365,195	85,974,535	82,339,493

Net Loss	$(58,981,030)	$(18,728,734)	$(12,322,012)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on marketable securities	38,764	(4,013)	(22,143)

Comprehensive loss	$(58,942,266)	$(18,732,747)	$(12,344,155)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	81,065,488	$810,655	$782,837,507	$(891,274)	$(748,504,549)	$15,159	$34,267,498
Issuances of common stock upon the exercise of stock options, for purchases under the ESPP, and pursuant to sales of shares under the Company’s ATM agreement (see Note 10(c)), net of $641,052 in ATM issuance costs	6,191,513	60,164	20,820,592	—	—	—	20,880,756
Repurchase of Company common stock (see Note 2(i))	(175,139)	—	—	(632,755)	—	—	(632,755)
Recognition of employee stock-based compensation	—	—	2,651,152	—	—	—	2,651,152
Non-employee stock-based compensation expense, including mark-to-market	—	—	351,089	—	—	—	351,089
Other comprehensive loss	—	—	—	—	—	(22,143)	(22,143)
Net loss	—	—	—	—	(12,322,012)	—	(12,322,012)

Balance, December 31, 2013	87,081,862	870,819	806,660,340	(1,524,029)	(760,826,561)	(6,984)	45,173,585
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	171,795	1,718	281,081	—	—	—	282,799
Recognition of employee stock-based compensation	—	—	3,140,855	—	—	—	3,140,855
Non-employee stock-based compensation expense, including mark-to-market	—	—	(80,866)	—	—	—	(80,866)
Other comprehensive loss	—	—	—	—	—	(4,013)	(4,013)
Net loss	—	—	—	—	(18,728,734)	—	(18,728,734)

Balance, December 31, 2014	87,253,657	872,537	810,001,410	(1,524,029)	(779,555,295)	(10,997)	29,783,626
Issuances of common pursuant to sales of shares in the Company’s public offering (see Note 10(a)), net of $4,380,590 in issuance costs	25,090,908	250,909	64,368,498	—	—	—	64,619,407
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	17,120,131	171,201	23,796,982	—	—	—	23,968,183
Issuances of common stock upon the exercise of stock options, for purchases under the ESPP	748,528	7,485	1,198,797	—	—	—	1,206,282
Recognition of employee stock-based compensation	—	—	3,582,254	—	—	—	3,582,254
Non-employee stock-based compensation expense, including mark-to-market	—	—	292,992	—	—	—	292,992
Other comprehensive gain	—	—	—	—	—	38,764	38,764
Net loss	—	—	—	—	(58,981,030)	—	(58,981,030)

Balance, December 31, 2015	130,213,224	$1,302,132	$903,240,933	$(1,524,029)	$(838,536,325)	$27,767	$64,510,478

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(58,981,030)	$(18,728,734)	$(12,322,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,812	155,083	141,522
Stock-based compensation expense	3,875,246	3,059,989	3,002,241
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	23,968,183	—	—
Change in fair value of warrant liability	—	(716,786)	(771,393)
Amortization of debt issuance costs	55,484	89,120	104,842
Non-cash interest expense	148,467	169,652	95,197
Non-cash interest on debt	—	(713,968)	713,968
Gain on sale of fixed assets	(21,546)	(1,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(145,036)	(483,807)	(569,124)
Prepaid expenses and other assets	(725,581)	(2,409)	(116,639)
Accounts payable and accrued and other liabilities	1,774,211	360,866	181,821

Total adjustments	29,090,240	1,915,990	2,782,435

Net cash used in operating activities	(29,890,790)	(16,812,744)	(9,539,577)

Cash Flows from Investing Activities:
Purchases of investments	(123,240,492)	(41,399,246)	(65,827,658)
Sales/maturities of investments	116,822,492	57,748,851	52,349,212
Decrease in restricted cash/investments	13,877	13,877	13,918
Expenditures for property and equipment	(47,985)	(92,209)	(153,009)
Proceeds from sale of fixed assets	23,786	1,750	—

Net cash (used in)/provided by investing activities	(6,428,322)	16,273,023	(13,617,537)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 10(a))	64,619,407	—	16,245,984
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	1,206,282	282,799	4,016,383
Payment of debt issuance costs	—	—	(261,475)
Payments from Curis Royalty’s debt	(4,162,823)	(1,587,154)	—

Net cash provided by/(used in) financing activities	61,662,866	(1,304,355)	20,000,892

Net increase/(decrease) in cash and cash equivalents	25,343,754	(1,844,076)	(3,156,222)
Cash and cash equivalents, beginning of period	7,747,411	9,591,487	12,747,709

Cash and cash equivalents, end of period	$33,091,165	$7,747,411	$9,591,487

Supplemental cash flow data:
Cash paid for interest	$3,303,306	$4,386,109	$2,913,999

Non-cash items:
Treasury stock	$—	$—	$632,755

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	OPERATIONS

Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes, which is being investigated in clinical studies in patients with diffuse large B-cell lymphoma and solid tumors.

In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene (see Note 3(b)). The collaboration is comprised of multiple programs, in which Curis has the option to exclusively license compounds once a development candidate is nominated within each respective program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death -1 (PD-1) and V-domain Ig suppressor of T cell activation (VISTA) in the immuno-oncology field. The Company has named CA-170, a PD-L1/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field and the Company has named CA-4949 as the development candidate from this program. In addition, in October 2015 we selected a third program for potential further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD-1 and TIM-3 pathways, including small molecules that target PD-L1 and TIM-3. We have not yet exercised our option to license this third program.

The Company is also party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are continuing to develop Erivedge in less severe forms of BCC and have also recently initiated clinical studies of Erivedge in other diseases including in IPF and MF.

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

The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it receives and makes under its current and potential future collaborations. The results of the Company’s operations may vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; positive results in Roche and Genentech’s ongoing clinical trials, ; and the Company’s ability to successfully enter into one or more material outlicensing or collaboration agreements for its drug candidates.

The Company anticipates that existing cash, cash equivalents and investments at December 31, 2015 should enable it to maintain current and planned operations into 2017. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, its ability to control expenses and its ability to raise additional funds through equity or debt financings, the success of its collaboration with Genentech, including its receipt of additional contingent cash payments under this collaboration, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of the Company receiving payments under such collaborations is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	USE OF ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, including estimates of the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short- and long-term classification; the collectibility of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities, including its warrant liability. Actual results may differ from such estimates.

(b)	CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Royalty (see Note 8), Curis Securities Corporation, Inc. and Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2015, 2014 and 2013.

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

License Fees and Multiple Element Arrangements

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with generally accepted accounting principles, or GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered to not have stand-alone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and the resulting payment would be recognized as revenue as performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in the Company’s revenue model until the performance conditions are met.

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

Royalty Revenue

Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, it expects to attribute the royalty payments to the services being provided under the arrangement and therefore to recognize such royalty payments as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above. The Company expects to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Notes 3(a) and 8). However, Erivedge royalties will service Curis Royalty’s debt to BioPharma-II until this debt is repaid in full.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as short-term deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2016 would be classified as long-term deferred revenue. As of December 31, 2015 and 2014, the Company had no amounts classified as short-term or long-term deferred revenue.

Summary

During the years ended December 31, 2015, 2014 and 2013, total gross revenues from the Company’s collaborators as a percent of total gross revenues of the Company were as follows:

	Year Ended December 31,
	2015	2014	2013
Genentech	100%	100%	95%
LLS	—%	—%	4%

(d)	RESEARCH AND DEVELOPMENT

Research and development expense consists of costs incurred to discover, research and develop drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs, including clinical research organizations and contract manufacturing costs, among others; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. In addition, the Company incurred in-process research and development expenses of $24,347,815 during the year ended December 31, 2015, representing partial consideration for the rights granted to the Company under the collaboration agreement with Aurigene in January 2015 (see Note 3(b)). The Company expenses research and development costs as incurred.

The Company recognizes cost of royalties on Erivedge royalty revenue earned from Genentech related to obligations to third-party university licensors. The Company is also incurring research and development expenses under this collaboration related to the maintenance of these third-party licenses to certain background technologies. In addition, the Company records research and development expense for obligations to certain third-party university licensors upon earning payments from Genentech related to the achievement of clinical development and regulatory objectives under this collaboration.

(e)	CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities. The Company’s short-term investments are marketable securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable securities with original maturities of greater than twelve months from the balance sheet. Marketable securities consist of commercial paper, corporate bonds and notes, and government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period during which the securities are sold.

Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$49,072,214	$43,195	$(15,562)	$49,099,847

Total investments	$49,072,214	$43,195	$(15,562)	$49,099,847

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.2 months at December 31, 2015.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2014 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$42,011,286	$4,883	$(13,387)	$42,002,782
Corporate bonds and notes—long-term	791,261	—	(2,493)	788,768

Total investments	$42,802,547	$4,883	$(15,880)	$42,791,550

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

In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2015 and 2014 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2015 and 2014.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015:
Cash equivalents:
Money market funds	$13,567,573	$—	$—	$13,567,573
Corporate commercial paper, bonds and notes	2,000,920	7,998,170	—	9,999,090
Municipal bonds	—	7,849,657	—	7,849,657
Short-term investments:
Corporate commercial paper, stock, bonds and notes	2,643,997	46,455,850	—	49,099,847

Total assets at fair value	$18,212,490	$62,303,677	$—	$80,516,167

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014:
Cash equivalents:
Money market funds	$4,419,894	$—	$—	$4,419,894
Municipal bonds	—	1,090,000	—	1,090,000
Short- and long-term investments:
Corporate commercial paper, stock, bonds and notes	40,091,800	2,699,750	—	42,791,550

Total assets at fair value	$44,511,694	$3,789,750	$—	$48,301,444

As of December 31, 2015, one investment with an aggregate fair value of $252,222 was transferred from Level 1 at December 31, 2014 to Level 2 at December 31, 2015 due to a change in the level of trading activity during the reporting period.

(g)	LONG-LIVED ASSETS OTHER THAN GOODWILL

Long-lived assets other than goodwill consist of property and equipment. The aggregate net balances for these long-lived assets were $277,714 and $407,738 as of December 31, 2015 and 2014,

respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any impairment charges for the years ended December 31, 2015, 2014 or 2013.

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

The Company incurred debt issuance costs totaling $421,715 in connection with the Curis Royalty loan transaction with BioPharma-II, of which $215,000 related to expenses that the Company paid to third parties on behalf of BioPharma-II, and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and will be amortized over the estimated term of the debt using the straight-line. Assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of the debt issuance costs, as well as the period over which these costs will be amortized (see Note 8). As of December 31, 2015 and 2014, the Company had recorded short-term debt issuance costs of $32,619 and $43,616, respectively, and long-term debt issuance costs of $48,364 and $64,564, respectively. These costs are reported within the prepaid expenses and other current assets and other assets line items, respectively, in the Company’s Consolidated Balance Sheet at each of December 31, 2015 and 2014.

(h)	GOODWILL

As of both December 31, 2015 and 2014, the Company had recorded goodwill of $8,982,000. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2015, 2014 and 2013, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2015, 2014 and 2013.

(i)	TREASURY STOCK

On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3,000,000 of the Company’s common stock. The Company accounted for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $891,274 pursuant to this repurchase program.

Each of the Company’s now-expired 2000 Stock Incentive Plan and the current Amended and Restated 2010 Stock Incentive Plan generally allow participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on the Nasdaq Global Market, or NASDAQ, on the date of exercise. During the year ended December 31, 2013, certain executive officers and a director exercised stock options by remitting shares of Curis common stock then held by the respective person. The Company accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. These option holders remitted an aggregate of 175,139 shares during the year ended December 31, 2013 with an aggregate value equal to $632,755. As of December 31, 2015, the Company had repurchased an aggregate of 1,222,846 shares of its common stock at a total cost of $1,524,029.

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2015, 2014 and 2013 consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
Stock options outstanding	13,290,844	11,319,619	10,077,805
Warrants outstanding	—	1,373,517	1,373,517

Total antidilutive securities	13,290,844	12,693,136	11,451,322

(k)	STOCK-BASED COMPENSATION

The Company adopted FASB ASC 718, Compensation—Stock Compensation, or ASC 718, which established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily where the an entity obtains employee services in share-based payment transactions. ASC 718 requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

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

The Company’s accounts receivable at December 31, 2015 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.

The Company relies on third parties to supply certain raw materials necessary to produce its drug candidates, including CUDC-907, CA-170 and CA-4948, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(n)	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

(o)	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. The new standard requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is anticipated to be effective for the Company in 2018. Early adoption is permitted in 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In January 2015, the FASB issued new guidance in ASC 225-20, Income Statement-Extraordinary and Unusual Items, to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In April 2015, the FASB updated the guidance in ASC 835-30, Interest-Imputation of Interest, related to the presentation of debt issuance costs. The updated standard requires debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

In November 2015, the FASB issued new guidance in ASC 740, Income Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The updated standard is effective for the Company beginning on January 1, 2017, with early application permitted as of the beginning of any interim or annual reporting period. The Company does not expect adoption of this standard will have a material impact on its financial statements.

(p)	SEGMENT REPORTING

The Company is engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, the Company has determined that it operates in one operating segment.

(3)	RESEARCH AND DEVELOPMENT COLLABORATIONS

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION

(i)	Agreement Summary

In June 2003, the Company licensed its proprietary Hedgehog signaling pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog signaling pathway for the treatment of various cancers. The collaboration is currently focused on Genentech and Roche’s commercialization and further development of Erivedge. Erivedge is approved and is being sold in the United States and several other countries and conditionally approved in Europe based on positive clinical data from the ERIVANCE BCC/SHH4476g trial, a pivotal Phase 2 study of Erivedge in patients with BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC and have also recently initiated clinical studies of Erivedge in other diseases including in IPF and MF.

The Company is eligible to receive up to $115,000,000 in contingent cash payments under the collaboration for the development of Erivedge or another small molecule Hedgehog signaling pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. The Company has received $59,000,000 in contingent cash payments through December 31, 2015.

In addition to these payments, the Company’s wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, sonidegib, which is marketed by Novartis, for use in locally advanced BCC. During the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of sonidegib in the US. Future royalty payments related to Erivedge will service the outstanding debt and accrued interest to BioPharma-II until the debt is fully repaid (see Note 8).

Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months.

(ii)	Accounting Summary

The Company considers its arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog signaling pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on the joint steering committee. The Company applied the provisions of the FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangement to determine whether the performance obligations under this collaboration should be accounted for separately or should be accounted for as a single unit of account. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of account because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. During 2007, the Company reassessed its participation on the joint steering committee and concluded that its participation in the joint steering committee had become inconsequential and perfunctory. As a result, the Company determined that it had no further performance obligations under this collaboration and consideration received after this date is recognized in the Company’s financial statements in the period in which it was earned.

The Company received contingent payments from Genentech totaling $3,000,000 and $10,000,000 during the years ended December 31, 2014 and 2013, respectively, for the achievement of certain clinical development and regulatory objectives related to Erivedge. No such payments were received during the year ended December 31, 2015. The Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the years ended December 31, 2014 and 2013.

As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain non-royalty payments are received from Genentech. Through December 31, 2015, the Company has incurred aggregate research and development expenses over the term of this collaboration of $4,389,000 related to payments made to these university licensors in connection with the Company’s receipt of cash payments from Genentech for research, development and regulatory objectives achieved related to such university licensing agreements. In connection with the receipt of payments from Genentech, the Company recorded research and development expenses of $150,000 and $500,000 during the years ended December 31, 2014 and 2013, respectively, representing 5% of the total cash payments received during each year.

In addition, the Company recognized $8,030,942, $6,757,023 and $3,942,136 in royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2015, 2014 and 2013, respectively. The Company also recorded $405,756, $339,578 and $197,796, respectively, as cost of royalty revenues within the costs and expenses section of its Consolidated Statements of Operations and Comprehensive Loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease to 5% of royalties on expiration of the patent in April 2019), that the Company is obligated to pay to university licensors.

During the years ended December 31, 2015, 2014 and 2013, the Company also recognized “Research and development” revenue of $264,093, $265,047 and $291,448, respectively, related to expenses incurred on behalf of Genentech that were incurred by the Company and for which Genentech is obligated to reimburse the Company. During the years ended December 31, 2015 and 2014, Genentech incurred expenses of $432,756 and $225,707, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.

The Company had recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2015 and 2014, of $2,104,000 and $1,958,000, as of December 31, 2015 and 2014, respectively, in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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

The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA in the immuno-oncology field. The Company has named CA-170, a PD-L1/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field, with the development candidate designated CA-4948. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which the Company recognized $1,000,000 in research and development expense related to costs Aurigene incurred in 2015.

Also in October 2015, the Company named a preclinical program within the immuno-oncology part of the collaboration, which is focused on evaluating small molecule antagonists with dual PD-1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM-3) targeting properties.

The Company anticipates that it will select additional programs under this collaboration in the future, and the Company intends to have the collaboration’s steering committee recommend such additional programs in order for Aurigene to initiate or continue the relevant preclinical activities described in each program’s written plan. For each program, Aurigene has granted the Company an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world, except for India and Russia. For the development, manufacture, and commercialization of compounds from a particular program and products containing such compounds in India and Russia, Aurigene will grant the Company the royalty-bearing license described above for such program, and the Company will grant Aurigene an exclusive, royalty-free, fully paid license under the Company’s relevant technology upon exercise of the relevant option.

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

Subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees is $7,500,000 and the Company currently estimates that this payment will be due in the first quarter of 2017.

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

Research Payments, Option Exercise Fees and Milestone Payments.    The Company has agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•

for the PD-1/VISTA and IRAK4 programs: up to $52,500,000 per program, comprised of: $3,000,000 for each option exercise, $3,000,000 upon acceptance of each IND filing, $4,000,000 upon dosing of the fifth patient in our first Phase 1 clinical trial in each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which $1,000,000 was accrued at December 31, 2015;

•

for the third and fourth programs: up to $50,000,000 per program, comprised of: $2,000,000 for a program selection fee that the Company paid in May 2015 for the third program, $3,000,000 for an option exercise fee if the program is licensed, $2,500,000 upon acceptance of an IND filing by the Company, as well as development milestones, specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•

for any program thereafter: up to $140,500,000 per program, comprised of: up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

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

The collaboration agreement may be terminated, either in its entirety or with respect to a particular program, by either party for uncured material breach by the other party, other than an uncured material breach by the other party of its diligence obligations with respect to a program or licensed program. If an uncured material breach other than a diligence breach relates to a particular program or licensed program, the non-breaching party may terminate the collaboration agreement only with respect to that program or licensed program. However, after initiation of the first pivotal clinical trial of a product for a licensed program, Aurigene may not terminate the collaboration agreement with respect to such licensed program for an uncured non-diligence breach by the Company, except in the case of the Company’s uncured material breach of its payment obligations with respect to such licensed program, but Aurigene may pursue any and all remedies that may be available to it at law or in equity as a result of such breach. Similarly, after initiation of the first pivotal clinical trial of a product for a licensed program, the Company may not terminate the collaboration agreement with respect to the license the Company has granted Aurigene for the territory or India and Russia for such licensed program for an uncured non-diligence breach by Aurigene, but the Company may pursue any and all remedies that may be available at law or in equity as a result of such breach.

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

In the event of termination of the collaboration agreement as it relates to any program prior to exercise of the option for such program, all rights and licenses granted by either Aurigene or the Company with respect to such program under the collaboration agreement (including the option for such program) will automatically terminate.

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

•

the Company will grant to Aurigene a right of first negotiation, exercisable within 90 days after termination, to obtain an exclusive, royalty-bearing license, with the right to sublicense, under relevant patent rights solely to develop, manufacture and commercialize compounds and products for any terminated program, either in the Company’s entire territory or in the terminated region, as applicable, upon commercially reasonable terms and conditions to be negotiated in good faith by the parties;

•

the Company will perform other specified activities and actions reasonably necessary for Aurigene to develop, manufacture and commercialize compounds and products for any terminated program, either in the Company’s entire territory or in the terminated region, as applicable; and

•	any license granted to Aurigene to develop, manufacture and commercialize compounds and products for any terminated program will survive termination of the collaboration agreement.

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

Accounting Summary.    Under the terms of this collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock in partial consideration for the rights granted under the collaboration agreement at a value of $23,968,183 based on the closing share price of the Company’s common stock on the closing date of the stock purchase agreement, January 20, 2015, which was $1.40 per share. In addition, the Company made a cash payment of $379,632 pursuant to the collaboration agreement. As compounds licensed from Aurigene are in pre-clinical development and require substantial development, regulatory, and marketing approval efforts in order to reach technological feasibility, the Company recognized in-process research and development expense of $24,347,815 within its Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.

The Company also recognized $9,000,000 in research and development expenses within its Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015 related to payments made to Aurigene in connection with the selection of a preclinical program under this collaboration, the option exercises to in-license the PD-1/VISTA and IRAK4 programs and supplemental research and development funding.

(c)	IAP LICENSE AGREEMENT WITH GENENTECH, INC.

On November 27, 2012, the Company entered into an exclusive license agreement, or the IAP license agreement, with Genentech, pursuant to which Genentech granted to the Company an exclusive, worldwide license to develop and commercialize CUDC-427.

Pursuant to the terms of the IAP license agreement, Genentech transferred to the Company know how, information and materials necessary to continue the development of CUDC-427. Genentech also assigned its existing IND application for CUDC-427 to the Company.

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

In addition, Genentech is eligible to receive milestone payments upon the first commercial sale of products containing CUDC-427 in certain territories, and escalating royalties on net sales of products, which royalties are subject to reduction in certain limited circumstances. On a product-by-product and country-by-country basis, the term of the Company’s royalty payment obligations will begin on the first commercial sale of a product in a country and will continue until the later of: (i) 10 years after the first commercial sale of such product in such country; and (ii) the date of expiration of Genentech’s patent rights covering such product in such country. Upon expiration of its royalty payment obligations with respect to a product in a country, the Company’s license with respect to such product in such country will become royalty-free and fully paid-up.

The IAP license agreement will continue in effect until expiration of all royalty payment obligations with respect to any product, unless earlier terminated by either party as described below. Upon expiration of the agreement, the Company’s license will become royalty-free, fully paid-up, irrevocable and perpetual.

Each of Genentech and the Company may terminate the IAP license agreement prior to expiration in the event of the uncured material breach of the agreement by the other party. In addition, the Company may terminate the IAP license agreement prior to expiration for any reason upon 90 days’ prior written notice to Genentech. Upon any termination of the IAP license agreement, the license granted to the Company will terminate and revert to Genentech. If Genentech terminates the IAP license agreement for an uncured material breach by the Company, or if the Company terminates the agreement for any reason other than uncured material breach by Genentech, Genentech will be entitled to certain licenses and other rights with respect to products existing as of the date of termination, and the Company may, under specified circumstances, be obligated to supply products to Genentech for a limited period of time after termination.

(d)	THE LEUKEMIA & LYMPHOMA SOCIETY AGREEMENT

(i)	Agreement Summary

In November 2011, the Company entered into an agreement under which The Leukemia & Lymphoma Society, or LLS, agreed to provide the Company with up to $4,000,000 in payments to support the Company’s ongoing development of CUDC-907, subject to the achievement of specified clinical development objectives with CUDC-907. Since the inception of the agreement, the Company has received $1,650,000 from LLS related to milestones achieved under this agreement.

In August 2015, the Company entered into an amendment of the November 2011 agreement with LLS. Under the amendment, LLS agreed to provide advisory services regarding both the CUDC-907 and IRAK4 programs, and LLS is no longer obligated to make milestone payments related to ongoing clinical development of CUDC-907.

The Company agreed to make up to $1,650,000 in future payments to LLS, which represents the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program in hematological malignancies. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.

(ii)	Accounting Summary

The Company applied the provisions of ASC 605-28, Revenue Recognition, Milestone Method to determine whether the revenue earned under this agreement should be accounted for as substantive milestones. In determining whether the milestones in this arrangement are substantive, the Company considered whether uncertainty exists as to: (i) the achievement of the milestone event at the inception of the arrangement; (ii) the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance; (iii) the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items; (iv) there is any future performance required to earn the milestone; and (v) the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting guidance permits recognition of revenue related to the milestone payment in its entirety. The Company determined that the milestones achieved in 2013 under the LLS agreement were substantive and recognized related revenue totaling $650,000 in the year ended December 31, 2013. The Company did not receive any milestones under this agreement during the years ended December 31, 2015 and 2014.

(4)	FORMER COLLABORATION

Debiopharm International S.A.

Termination and Transition Agreement.    In February 2015 and as amended in August 2015, the Company entered into a termination and transition agreement with Debiopharm International S.A., or “Debiopharm”, to terminate the August 5, 2009 license agreement, as amended, between the Company and Debiopharm, under which the Company granted Debiopharm an exclusive, worldwide license to Debio 0932, a small molecule inhibitor of Heat Shock Protein 90, or HSP90. The termination of the August 2009 agreement was effective as of February 2015.

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

The Company agreed to make the following payments to Debiopharm under the terms of the termination and transition agreement, as amended in August 2015:

Up-front drug product payment.    The Company paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in the Company’s future clinical studies, which has been recorded within the research and development line item of its Condensed Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2015.

Royalties on the Company’s net sales.    The Company agreed to pay to Debiopharm royalties at a rate of 3% of net sales by the Company (excluding sales by the Company’s third party sublicensees) of products containing Debio 0932. Royalties on net sales by the Company will be payable on a country-by-country basis from first commercial sale of a product in a country and ending upon the later of: (i) expiration of the last-to-expire valid claim of certain intellectual property in such country; and (ii) the tenth (10th) anniversary of first commercial sale of the product in such country.

Amounts that the Company receives from sublicensees.    The Company has agreed to pay to Debiopharm the following percentages of amounts that the Company receives from third party sublicensees;

•	10% of any royalties that the Company receives from third party sublicensees based on such sublicensees’ net sales of products containing Debio 0932; and

•	20% of any non-royalty sublicense payments that the Company receives from third party sublicensees up to a maximum of $30,000,000.

(5)	STOCK PLANS AND STOCK BASED COMPENSATION

As of December 31, 2015, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms, and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms.

The Amended and Restated 2010 Stock Incentive Plan

The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 19,000,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2015, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. As of December 31, 2015, 8,684,409 shares remained available for grant under the 2010 Plan.

During the year ended December 31, 2015, the Company’s board of directors granted options to purchase 2,818,250 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. Of these options, 1,758,250 shares vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates. The Company’s board of directors granted the remaining 1,060,000 shares of the Company’s common stock to its officers in February 2015. Such stock options have an exercise price equal to $2.39 per share, the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, continued vesting contingent upon continued employment over a four-year period; provided that such awards would terminate and be forfeited if the Company’s stockholders did not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options shall not be exercisable and no common stock shall be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders. The Company’s shareholders approved such amendment in May 2015 and options to purchase an aggregate of 1,060,000 shares of common stock were awarded to the Company’s officers.

During the year ended December 31, 2015, the Company’s board of directors also granted options to its non-employee directors to purchase 260,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at exercise prices price of $1.94 per share, the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during each of the following years:

	For the Year Ended December 31,
	2015	2014	2013
Expected term (years)—Employees	6.0	6.0	6.0
Expected term (years)—Officers and Directors	7.0	7.0	7.0
Risk-free interest rate	1.5-1.9%	1.9%	1.0-2.1%
Expected volatility	68-70%	70-71%	70-72%
Expected dividend yield	None	None	None

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

At December 31, 2015, the aggregate intrinsic value of employee options outstanding was $8,066,000, of which $5,684,000 related to exercisable options, and the weighted average remaining contractual life of vested stock options was 6.22 years. The weighted average grant-date fair values of stock options granted with standard vesting terms during the years ended December 31, 2015, 2014 and 2013 were $1.71, $1.79 and $2.27 per share of common stock underlying such stock options, respectively. As of December 31, 2015, there was approximately $5,663,000, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.4 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $797,000, $105,000 and $2,091,000, respectively.

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

Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $905,000, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $396,802 and $392,945 of the employee stock-based compensation expense recorded by the Company for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, none of the options with market conditions had vested.

Non-Employee Grants

Pursuant to the Company’s stock plans, the Company has periodically granted stock options and unrestricted stock awards to consultants for services at the closing market price of the Company’s common stock on NASDAQ on the grant date. During the years ended December 31, 2015 and 2013, the Company issued options to purchase a total of 150,000 and 525,000 shares of common stock to consultants, respectively. No options were issued to consultants during the year ended December 31, 2014. These options were issued pursuant to the Amended and Restated 2010 Plan at exercise prices equal to the closing market price of the Company’s common stock on NASDAQ on the grant date. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $292,992 and $351,089 related to non-employee stock options and stock awards for the years ended December 31, 2015 and 2013, respectively, and reversed the previously recognized expense of $80,866 for the year ended December 31, 2014.

A summary of stock option activity under the Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan and the 2000 Director Stock Option Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2014 (7,534,372 exercisable at weighted average price of $2.45 per share)	11,319,619	$2.66
Granted	3,228,250	2.33
Exercised	(695,338)	1.63
Cancelled	(561,907)	3.63

Outstanding, December 31, 2015 (7,946,442 exercisable at weighted average price of $2.58 per share)	13,290,624	$2.60

Vested and unvested expected to vest	12,697,446	$2.60

2010 Employee Stock Purchase Plan (ESPP)

The Company has reserved 500,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. As of December 31, 2015, 378,504 shares were issued under the ESPP, of which 53,190 were issued during 2015. As of December 31, 2015, there were 121,496 shares available for future purchase under the ESPP.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Compensation expense recognized under ESPP	$29,924	$25,604	$40,008
Expected term	6 months	6 months	6 months
Risk-free interest rate	0.06-0.5%	0.06-0.09%	0.08-0.1%
Volatility	55-78%	55-66%	42-66%
Dividends	None	None	None

Employee Stock-Based Compensation Expense

Stock-based compensation for employee and director stock option grants for the years ended December 31, 2015, 2014 and 2013 of $3,582,254, $3,140,855 and $2,651,152, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2015, 2014 and 2013 were $2,734,000, $2,907,000 and $2,716,000, respectively.

Total Stock-Based Compensation Expense

For the years ended December 31, 2015, 2014 and 2013, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2015	2014	2013
Research and development expenses	$1,023,269	$671,063	$879,052
General and administrative expenses	2,851,977	2,388,926	2,123,189

Total stock-based compensation expense	$3,875,246	$3,059,989	$3,002,241

No income tax benefits have been recorded for the years ended December 31, 2015, 2014 or 2013, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 11).

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
Laboratory equipment, computers and software	$1,841,276	$1,963,017
Leasehold improvements	62,621	62,621
Office furniture and equipment	338,881	311,664

	2,242,778	2,337,302
Less—Accumulated depreciation and amortization	(1,965,064)	(1,929,564)

Total	$277,714	$407,738

The Company recorded depreciation and amortization expense of $160,812, $155,083 and $141,522 for the years ended December 31, 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company identified certain of its fully depreciated assets no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $128,000, $139,000 and $329,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2015	2014
Accrued compensation	$1,309,575	$1,386,226
Professional fees	122,500	122,850
Accrued interest on debt (see Note 8)	252,300	286,075
Other	249,269	212,548

Total	$1,933,644	$2,007,699

(8)	DEBT

In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first to pay interest and second, principal on the loan. Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.

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

During the years ended December 31, 2015 and 2014, the Company made payments totaling $7,466,129 and $8,901,330, respectively, of which $4,162,823 and $1,587,154 have been applied to the principal, respectively, with the remainder satisfying interest obligations. As of December 31, 2015, the Company recorded short- and long-term debt of $4,606,536 and $19,557,971, respectively (net of unamortized issuance costs of $12,166 and $73,350, respectively), and at December 31, 2014, the Company recorded short- and long-term debt of $5,709,985 and $22,589,058, respectively (net of unamortized issuance costs of $38,074 and $75,729, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In addition, the Company recorded related accrued interest on the debt of $252,300 and $286,075 as of December 31, 2015 and 2014, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets.

Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on the Company’s estimate of the timing of amounts to be repaid. The Company currently estimates that the loan will be repaid in 2019; however, this estimate is impacted by numerous factors, most of which are beyond the Company’s control. Accordingly, the Company’s estimate may not be indicative of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.

Curis Royalty is currently entitled to a royalty that escalates from 5% to 7.5% based on worldwide annual net sales of Erivedge ranging from less than $150 million to over $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved Hedgehog signaling pathway inhibitor sonidegib, marketed by Novartis, for use in locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015.

At December 31, 2015, the fair value of the principal portion of the debt is estimated as $24,920,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

The Company incurred debt issuance costs totaling $421,715 in connection with this loan transaction, of which $215,000 related to expenses that the Company paid on behalf of BioPharma-II and the remaining $206,715 were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014 as detailed in the following table:

	As of December 31,
	2015	2014
Other current assets	$32,619	$43,616
Other assets	48,364	64,564

Total debt issuance costs	80,983	108,180

Debt, current	4,618,702	5,748,059
Debt issue costs, current	(12,166)	(38,074)

Debt, current portion net of issuance costs	$4,606,536	$5,709,985

Debt, long-term	19,631,321	22,664,787
Debt issue costs, long-term	(73,350)	(75,729)

Debt, net of current portion and issuance costs	$19,557,971	$22,589,058

All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method. For the years ended December 31, 2015, 2014 and 2013, the Company recognized interest expense related to the loan with BioPharma-II of $3,325,016, $3,748,374 and $3,841,646 within the Company’s Consolidated Statement of Operations, comprised of interest accrued on the outstanding principal of the loan and amortization of debt issuance costs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

Future payments of principal on the loan will require application of these same assumptions and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets, and these assumptions include a reduction in the Company’s forecasted royalties related to a competing product for the expected repayment term.

At December 31, 2015, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2016	$4,618,702
2017	5,428,224
2018	7,132,915
2019	7,070,182
Thereafter	—

Total payments	24,250,023

Less current portion, gross	(4,618,702)

Total long-term debt obligations, gross	$19,631,321

(9)	COMMITMENTS

(a)	OPERATING LEASES

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

The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4,401,000. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $277,546. The original deposit has been reduced throughout the lease term since its inception to $152,610 and $180,364 during 2015 and 2014, respectively, in accordance with the terms of the lease. These amounts have been classified as the restricted investments in the Company’s Consolidated Balance Sheet as of December 31, 2015 and 2014.

The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2016	$676,000
2017	700,000
2018	59,000

Total minimum payments	$1,435,000

Rent expense for all operating leases was $614,000 for each of the years ended December 31, 2015, 2014 and 2013, respectively. The other long-term liability in the Company’s Consolidated Balance Sheet as of December 31, 2015 and 2014 represents the accrual for straight-line rent expense.

(b)	LICENSE AGREEMENTS

In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as incurred and expenses royalty payments as related future product sales or royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, of $9,775,000, $417,000 and $500,000, respectively. Of the aggregate amount recognized for the year ended December 31, 2015, $9,000,000 related to payments the Company made pursuant to its Aurigene collaboration (see Note 3(b)). For the years ended December 31, 2015, 2014 and 2013, the Company also recognized $405,756, $339,578 and $197,796 as cost of royalty revenues in its Consolidated Statement of Operations related to such obligations (see Note 3(a)).

During the year ended December 31, 2015, pursuant to the collaboration agreement with Aurigene, the Company also recognized expense of $24,347,815 related to partial consideration for the rights granted to the Company under the collaboration agreement within the in-process research and development expense line item of the Consolidated Statement of Operations (see Note 3(b)).

(10)	COMMON STOCK AND WARRANT LIABILITY

(a)	2015 Public Offering of Common Stock

On February 25, 2015, the Company entered into an underwriting agreement with Cowen, acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of the Company’s common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriters exercised this option in full on February 25, 2015. On March 2, 2015, the Company completed the public offering of 25,090,908 shares of common stock. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $64,619,407.

(b)	2015 Sales Agreement with Cowen

On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30,000,000 of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering of $16,000. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The Company did not sell any shares of common stock under this sales agreement during the year ended December 31, 2015.

(c)	2013 Sales Agreement with Cowen

Prior to the 2015 sales agreement with Cowen, the Company entered into a similar “at-the-market” sales agreement with Cowen on July 3, 2013 that terminated on July 3, 2015 pursuant to the terms of the agreement. The aggregate compensation payable to Cowen was 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. In addition, the Company reimbursed $34,268 of Cowen’s expenses in connection with the offering. During the year ended December 31, 2013, the Company sold 3,850,206 shares of common stock under the sales agreement resulting in gross proceeds of $16,887,036. Total offering expenses incurred, including Cowen’s commission, related to the sales agreement through December 31, 2013 were $641,052, which offset the gross proceeds. No common stock was sold under this sales agreement during the years ended December 31, 2015 and 2014.

(d)	2010 Registered Direct Offering

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

The warrants had an initial exercise price of $3.55 per share and a five-year term. The warrants contained anti-dilution adjustment provisions that could have resulted in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share. On the original terms, the warrants were deemed to be a liability and the Company revalued the warrants at each reporting period, with change in fair value of the warrant liability recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $716,786 and $771,393 for the years ended December 31, 2014 and 2013, respectively, as a result of a change in the fair value of the warrant liability that was primarily due to changes in the Company’s stock price during the respective reporting periods.

(11)	INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, the Company did not record any federal or state income tax expense given its continued operating losses.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.1%	4.9%	5.2%
Research and development tax credits	1.4%	3.2%	8.5%
Deferred compensation	(0.4%)	(1.6%)	0.8%
Interest expense	(0.5%)	(1.6%)	(2.5%)
Fair value of warrants	—%	1.3%	2.1%
NOL expirations	—%	(2.8%)	(5.2%)
Other	0.1%	0.1%	0.1%
Net decrease in valuation allowance	(39.7%)	(37.5%)	(43.0%)

Effective income tax rate	—%	—%	—%

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The principle components of the Company’s deferred tax assets at December 31, 2015 and 2014, respectively, are as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
NOL carryforwards	$86,208,000	$78,289,000
Research and development tax credit carryforwards	13,060,000	12,212,000
Depreciation and amortization	12,262,000	3,591,000
Capitalized research and development expenditures	29,121,000	24,059,000
Impairment of investments	120,000	120,000
Stock options	4,419,000	3,534,000
Accrued expenses and other	113,000	114,000

Total Gross Deferred Tax Asset	145,303,000	121,919,000
Valuation Allowance	(145,303,000)	(121,919,000)

Net Deferred Tax Asset	$—	$—

The classification of the above deferred tax assets is as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
Current deferred tax assets	$46,000	$39,000
Non-current deferred tax assets	145,257,000	121,880,000
Valuation Allowance	(145,303,000)	(121,919,000)

Net Deferred Tax Asset	$—	$—

As of December 31, 2015, the Company had federal and state net operating losses, or NOLs, of $242,829,000 and $69,057,000, respectively, and federal and state research and experimentation credit carryforwards of approximately $10,479,000 and $3,911,000, respectively, which will expire at various dates starting in 2018 through 2035. As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $145,303,000 has been established at December 31, 2015. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

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

An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 2000 through 2015 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

(12)	RELATED PARTY TRANSACTIONS

(a)	Agreement with Former Officer

On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company and the Board of Directors appointed Mr. Passeri to serve as the Vice Chairman of the Board. Also on June 2, 2014, the Company and Mr. Passeri entered into a consulting agreement. The agreement was for an initial term of one year, subject to renewal or earlier termination by the parties. Pursuant to the terms of the consulting agreement, Mr. Passeri agreed to provide 120 hours per month of consulting services to the Company on intellectual property, corporate and strategic matters. In consideration for the services rendered by Mr. Passeri, the Company agreed to pay Mr. Passeri $32,500 per month until June 1, 2015, provided that if at any time during the consultation period Mr. Passeri obtained full time employment with a third party, then Mr. Passeri and the Company would negotiate a good faith reduction in the number of hours that Mr. Passeri would consult, and thereafter Mr. Passeri would be paid an hourly fee, in lieu of the monthly retainer, for services rendered under the consulting agreement. On December 1, 2014, Mr. Passeri obtained full time employment with a third party. From December 1, 2014 through June 30, 2015, Mr. Passeri was compensated an hourly fee in lieu of a monthly retainer for services rendered to the Company.

On June 30, 2015, Mr. Passeri resigned from his full-time employment with a third party and, thereafter, the Company requested that Mr. Passeri resume providing 120 hours per month of consulting services for the remainder of the consulting term in exchange for monthly payments of $30,000. On each of June 1, 2015 and December 1, 2015, the Company and Mr. Passeri renewed the agreement for 6-month periods ending November 30, 2015 and May 31, 2016, respectively. Pursuant to the terms of the consulting agreement, the Company recognized expenses of $204,300 and $197,833 during the year ended December 31, 2015 and 2014, respectively.

(b)	Agreement with Director

On March 7, 2013, the Company’s Board of Directors elected Kenneth J. Pienta, M.D., to serve as a class I director until the 2015 Annual Meeting of Stockholders and thereafter until his successor is duly elected and qualified. Dr. Pienta had served as a member of the Company’s Scientific Advisory Board since September 2006 and as its Chairman since June 2007, pursuant to the terms of a Scientific Advisory Board Agreement, or the SAB agreement, effective September 13, 2006, as amended from time to time, by and between Dr. Pienta and the Company. The SAB agreement with Dr. Pienta terminated in September 2015 in accordance with the terms of that agreement. Pursuant to the SAB agreement, Dr. Pienta received compensation in the amount of $50,000 per year, payable in equal quarterly installments. In addition, pursuant to the terms of a consulting agreement dated March 1, 2012, as amended from time to time, by and between the Company and Dr. Pienta, Dr. Pienta served as a consultant to the Company in the areas of corporate strategy and business development. The Company and Dr. Pienta terminated the consulting agreement in connection with his election as a member of the Board of Directors in March 2013. Pursuant to the terms of the SAB agreement and the consulting agreement, the Company paid cash consideration of $35,055, $50,000 and $72,258 during the years ended December 31, 2015, 2014 and 2013, respectively, as it relates to services provided by Dr. Pienta. In addition, the Company’s board of directors granted two options to purchase an aggregate of 125,000 shares of the Company’s common stock to Dr. Pienta in his role on the SAB. These options vest over a four-year period and bear exercise prices that were equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

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

The Company provided GBMT with up to $400,000 in financial support for specified CU-908 pre-clinical activities related to enabling the filing by the Company of an IND with the FDA, provided that GBMT completes such CU-908 IND-enabling activities in accordance with specified criteria and delivers a U.S. IND package for CU-908 to the Company within prescribed timeframes as specified in the license agreement. All costs incurred under the license agreement will be expensed as incurred. During the year ended December 31, 2014, the Company had incurred expenses of $266,667 under the GMBT license agreement reported within the research and development line item of the Company’s Consolidated Statements of Operations and Comprehensive Loss. No such expenses were incurred during the years ended December 31, 2015 and 2013.

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

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. Matching Company cash contributions are at the discretion of the Board of Directors. For the years ended December 31, 2015, 2014 and 2013, the Board of Directors authorized matching contributions of $195,000, $172,000 and $145,000, respectively.

(14)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are selected quarterly financial data for the years ended December 31, 2015 and 2014:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,658,332	$2,082,504	$2,044,967	$2,092,604
Loss from operations	(31,021,549)	(7,369,416)	(4,843,743)	(13,246,160)
Net loss	(31,848,223)	(8,128,693)	(5,543,124)	(13,460,990)
Net loss per common share (basic and diluted)	$(0.30)	$(0.06)	$(0.04)	$(0.10)
Weighted average common shares (basic and diluted)	107,934,493	128,351,482	128,392,413	128,501,098

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$1,284,633	$4,801,285	$1,764,864	$1,992,699
Loss from operations	(4,753,343)	(1,544,787)	(4,753,031)	(4,811,088)
Net loss	(5,563,936)	(1,895,785)	(5,580,143)	(5,688,870)
Net loss per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.06)	$(0.07)
Weighted average common shares (basic and diluted)	85,917,592	85,963,836	86,004,857	86,010,499

The net loss amount presented for the quarter ended December 31, 2015, includes $7,000,000 in milestone and supplemental research funding payments made under the Company’s collaboration with Aurigene, which were recognized as research and development expenses (see Note 3(b)).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2016 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our proxy statement for our 2016 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2016 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2016 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our proxy statement for our 2016 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our proxy statement for our 2016 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI FATTAEY Ali Fattaey	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ MICHAEL P. GRAY Michael P. Gray	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ JAMES R. MCNAB, JR. James R. McNab, Jr.	Chairman of the Board of Directors	February 29, 2016

/s/ DANIEL R. PASSERI Daniel R. Passeri	Vice-Chairman of the Board of Directors	February 29, 2016

/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 29, 2016

/s/ KENNETH I. KAITIN Kenneth I. Kaitin	Director	February 29, 2016

/s/ ROBERT MARTELL Robert Martell	Director	February 29, 2016

/s/ KENNETH PIENTA Kenneth Pienta	Director	February 29, 2016

/s/ MARC RUBIN Marc Rubin	Director	February 29, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Curis, Inc.				X

3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	08/10/01	3.2

3.3	Amended and Restated By-laws of Curis, Inc.				X

	Instruments defining the rights of security holders, including indentures

4.1	Form of Curis Common Stock Certificate	10-K	03/01/04	4.1

	Material contracts—Management Contracts and Compensatory Plans

#10.1	Consulting Agreement, dated June 2, 2014, by and between Curis, Inc. and Daniel R. Passeri	10-Q	08/07/14	10.2

#10.2	Offer Letter, dated as December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-K	03/01/04	10.4

#10.3	Amendment to Offer Letter, dated as of October 31, 2006, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	8-K	11/02/06	10.3

#10.4	Amendment to Offer Letter, dated as of October 27, 2008, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-Q	10/28/08	10.2

#10.5	Amendment to Offer Letter, dated as of December 10, 2010, to the offer letter dated December 10, 2003, by and between Curis, Inc. and Michael P. Gray	10-K	03/08/11	10.7

#10.6	Employment Agreement, dated June 2, 2014, by and between Curis, Inc. and Ali Fattaey, Ph.D.	10-Q	08/07/14	10.1

#10.7	Employment Agreement, dated August 28, 2013, by and between Curis and Jaye Viner, M.D.	10-Q	11/12/13	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.8	Agreement for Service as Chairman of the Board of Directors, by and between Curis, Inc. and James McNab, dated as of June 1, 2005	8-K	06/07/05	10.1

#10.9	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	10-Q	08/07/14	10.3

#10.10	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	05/31/00	10.71

#10.11	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	05/31/00	10.72

#10.12	Curis 2000 Employee Stock Purchase Plan	S-4/A (333-32446)	05/31/00	10.73

#10.13	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.2

#10.14	Form of Non-statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/04	10.3

#10.15	Form of Non-statutory Stock Option Agreement granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/04	10.4

#10.16	Curis 2010 Stock Incentive Plan	Def 14A	04/16/10	Exhibit A

#10.17	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	8-K	05/28/15	99.1

#10.18	Curis 2010 Employee Stock Purchase Plan	Def 14A	04/16/10	Exhibit B

#10.19	Form of Incentive Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.1

#10.20	Form of Non-Statutory Stock Option Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.2

#10.21	Form of Restricted Stock Agreement granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	06/04/10	10.3

	Material contracts—Leases

10.22	Lease, dated September 16, 2010, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	8-K	09/21/10	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Material contracts—Financing Agreements

†10.23	Credit Agreement, dated November 27, 2012, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and BioPharma Secured Debt Fund II Sub, S.à r.l.	10-K	03/13/13	10.31

10.24	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	10-K	03/13/13	10.32

†10.25	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis and Curis Royalty	10-K	03/13/13	10.33

10.26	Escrow Agreement, dated December 11, 2012, by and between Curis, Curis Royalty LLC, a wholly-owned subsidiary of Curis, BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors and Boston Private Bank and Trust Company	10-K	03/13/13	10.34

	Material contracts—License and Collaboration Agreements

†10.27	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	10-Q	08/06/2015	10.1

†10.28	Termination and Transition Agreement, dated February 5, 2015, by and between Curis, Inc. and Debiopharm International S.A.	10-K	02/24/15	10.29

†10.29	Definitive Agreement, dated November 29, 2011, by and between Curis, Inc. and The Leukemia and Lymphoma Society	10-K	03/13/13	10.37

†10.30	License Agreement, dated November 27, 2012, by and between Curis, Inc. and Genentech, Inc.	10-K	03/13/13	10.39

†10.31	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	02/24/15	10.32

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Material contracts—Miscellaneous

10.32	Sales Agreement, dated as of July 3, 2013, between Curis, Inc. and Cowen and Company, LLC	S-3	07/03/13	1.2

10.33	Sales Agreement, dated July 2, 2015, by and between Curis, Inc. and Cowen and Company, LLC	S-3	07/02/15	1.2

10.34	Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	02/24/15	10.34

10.35	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	02/24/15	10.35

Code of Conduct

14	Amended and Restated Code of Business Conduct and Ethics				X

Additional Exhibits

21	Subsidiaries of Curis				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.