Form 10-Q
period 2016-03-31
CURIS INC
filed 2016-05-09
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 2, 2016, there were 129,181,363 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,692,155	$33,091,165
Investments	58,430,961	49,099,847
Accounts receivable	1,746,515	2,106,031
Prepaid expenses and other current assets	928,390	1,204,428

Total current assets	75,798,021	85,501,471

Property and equipment, net	383,578	277,714
Long-term investment – restricted	152,610	152,610
Goodwill	8,982,000	8,982,000
Other assets	2,980	51,344

Total assets	$85,319,189	$94,965,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,869,978	$4,217,553
Accrued liabilities	1,518,632	1,933,644
Current portion of long-term debt, net	5,554,229	4,606,536

Total current liabilities	11,942,839	10,757,733
Long-term debt, net	17,350,155	19,557,971
Other long-term liabilities	83,726	138,957

Total liabilities	29,376,720	30,454,661

Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 130,261,374 shares issued and 129,038,528 shares outstanding at March 31, 2016; 130,213,224 shares issued and 128,990,378 shares outstanding at December 31, 2015	1,302,614	1,302,132
Additional paid-in capital	904,082,152	903,240,933
Treasury stock (at cost, 1,222,846 shares)	(1,524,029)	(1,524,029)
Accumulated deficit	(847,977,822)	(838,536,325)
Accumulated other comprehensive loss	59,554	27,767

Total stockholders’ equity	55,942,469	64,510,478

Total liabilities and stockholders’ equity	$85,319,189	$94,965,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Royalties	$1,743,747	$1,671,070
Research and development, net	(17,759)	(12,738)

Total revenues	1,725,988	1,658,332

Costs and Expenses:
Cost of royalty revenues	88,773	84,092
Research and development	6,828,064	4,718,972
In-process research and development	—	24,347,815
General and administrative	3,616,085	3,529,002

Total costs and expenses	10,532,922	32,679,881

Loss from operations	(8,806,934)	(31,021,549)

Other Expense:
Interest income	105,194	40,271
Interest expense	(739,757)	(866,945)

Total other expense, net	(634,563)	(826,674)

Net loss	$(9,441,497)	$(31,848,223)

Net loss per common share (basic and diluted)	$(0.07)	$(0.30)

Weighted average common shares (basic and diluted)	129,019,984	107,934,493

Total comprehensive loss	$(9,409,710)	$(31,839,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,441,497)	$(31,848,223)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,344	41,493
Stock-based compensation expense	772,079	951,104
Amortization of debt issuance costs	11,995	18,703
Loss on disposal of assets	—	2,240
Non-cash interest (income)/expense on investments	(16,416)	(306,760)
Issuance of common stock in consideration for rights granted under Aurigene collaboration agreement (see Note 4(b))	—	23,968,183
Changes in operating assets and liabilities:
Accounts receivable	359,516	191,651
Prepaid expenses and other assets	243,419	(336,364)
Accounts payable and accrued and other liabilities	49,919	(441,223)

Total adjustments	1,454,856	24,089,027

Net cash used in operating activities	(7,986,641)	(7,759,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(29,466,909)	(57,561,876)
Sale of investments	20,183,998	16,983,000
Purchases of property and equipment	(7,945)	(14,957)
Decrease in restricted cash	—	13,877

Net cash used by investing activities	(9,290,856)	(40,579,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 9(a))	—	64,859,997
Proceeds from issuance of common stock under the Company’s share-based compensation plans	69,622	128,628
Payments on Curis Royalty’s debt	(1,191,135)	(929,339)

Net cash (used in)/provided by financing activities	(1,121,513)	64,059,286

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(18,399,010)	15,720,134
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,091,165	7,747,411

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,692,155	$23,467,545

Non-cash items:
Unpaid and accrued equity issuance costs	$—	$(240,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Business

Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K, enzymes, which is being investigated in clinical studies in patients with diffuse large B-cell lymphoma and solid tumors.

In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene (see Note 4(b)). The collaboration is comprised of multiple programs, in which Curis has the option to exclusively license compounds once a development candidate is nominated within each respective program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death-1 (PD-1) and V-domain Ig suppressor of T cell activation (VISTA) in the immuno-oncology field. The Company has named CA-170, a PD-L1/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) in the precision oncology field and the Company has named CA-4948 as the development candidate from this program. In addition, in October 2015, the Company selected a third program for potential further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD-1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM-3) pathways, including small molecules that target PD-L1 and TIM-3. The Company has not yet exercised its option to license this third program.

The Company is also party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are continuing to develop Erivedge in less severe forms of BCC and are also recently conducting studies of Erivedge in other diseases including in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.

The Company’s proprietary small molecule compounds also include CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins, and CUDC-305, a Heat Shock Protein 90, or HSP90, inhibitor.

The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the health care industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.

The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à.r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.

The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it receives and makes under its current and potential future collaborations. The results of the Company’s operations may vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; positive results in Roche and Genentech’s ongoing clinical trials.

The Company anticipates that existing cash, cash equivalents and investments at March 31, 2016 should enable it to maintain current and planned operations into 2017. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, its ability to control expenses and its ability to raise additional funds through equity or debt financings, the success of its collaboration with Genentech, including its receipt of additional contingent cash payments under this collaboration, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of such events is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report, as filed with the Securities and Exchange Commission on February 29, 2016.

In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2016 and the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short- and long-term classification; the fair value of the Company’s debt; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.

These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3.	Revenue Recognition

The Company is currently a party to a collaboration agreement with Genentech, the terms of which provide for Genentech to make a non-refundable license fee payment, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales if any products are successfully commercialized. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its 2015 Annual Report on Form 10-K.

4.	Collaboration Agreements

(a)	Genentech, Inc.

In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Roche is also conducting additional exploratory Phase 2 studies in patients with less severe forms of BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115,000,000 in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59,000,000 as of March 31, 2016.

In addition to these payments and pursuant to the agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%.

In December 2012, Curis formed a wholly-owned subsidiary, Curis Royalty, which received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 8). In connection with the loan, Curis transferred to Curis Royalty its right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis.

The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, sonidegib, which is marketed by Novartis, for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of sonidegib in the United States.

The Company recognized $1,743,747 and $1,671,070 in royalty revenue under the Genentech collaboration during the quarters ended March 31, 2016 and 2015, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Comprehensive Loss of $88,773 and $84,092 during these same periods, respectively. For each of the three-month periods ended March 31, 2016 and 2015, these amounts are comprised of 5% of the royalties earned by Curis Royalty that the Company is obligated to pay to university licensors. As further discussed in Note 8, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma II, subject to specified quarterly caps, until such time as the loan is fully repaid.

During the three months ended March 31, 2016 and 2015, the Company recorded research and development revenue of $52,736 and $55,786, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. During the three months ended March 31, 2016 and 2015, Genentech incurred expenses of $71,426 and $68,775, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its Condensed Consolidated Statements of Comprehensive Loss.

(b)	Aurigene Agreement

In January 2015, the Company entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds. For a complete discussion of the collaboration, including term, termination rights and royalties and sublicense fees payable by the Company, see Note 3(b) included in its 2015 Annual Report on Form 10-K.

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

During 2015, the Company exercised options to license the first two programs under this collaboration, resulting in an aggregate one-time payment of $6,000,000 (comprised of a $3,000,000 option exercise fee for each program) by the Company to Aurigene. The first licensed program is focused on the development of orally-available small molecule antagonists of PD-1 and VISTA in the immuno-oncology field. The Company has named CA-170, a PD-L1/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field, with the development candidate designated CA-4948. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which the Company paid $1,000,000 related to such costs Aurigene incurred in 2015 and the remaining $1,000,000 was recognized in the quarter ended March 31, 2016. As of March 31, 2016, the Company has recorded this $1,000,000 of costs in accounts payable on its Consolidated Balance Sheet.

Also in 2015, the Company selected a preclinical program for potential further development within the immuno-oncology part of the collaboration, which is focused on evaluating small molecule antagonists of PD-1 (TIM-3) pathways, including small molecules that target PD-L1 and TIM-3. The Company has not yet exercised its option to license this third program.

The Company anticipates that it will select additional programs under this collaboration in the future, and the Company intends to have the collaboration’s steering committee recommend such additional programs in order for Aurigene to initiate or continue the relevant preclinical activities described in each program’s written plan.

For each option to license (as described above) exercised by the Company, the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the United States, specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.

Subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees will be $7,500,000, and the Company currently estimates that this payment will be due in the first quarter of 2017.

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

Research Payments, Option Exercise Fees and Milestone Payments. The Company has agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•	for the PD-1/VISTA and IRAK4 programs: up to $52,500,000 per program, comprised of: $3,000,000 for each option exercise, $3,000,000 upon acceptance of each IND filing, $4,000,000 upon dosing of the fifth patient in the Company’s first Phase 1 clinical trial in each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2,000,000 for supplemental research, development and/or manufacturing activities in support of these two programs, of which $1,000,000 was recognized as research and development expense within its Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016. Since the inception of the agreement through March 31, 2016, the Company has incurred costs totaling $8,000,000 related to these programs under the collaboration;

•	for the third and fourth programs: up to $50,000,000 per program, comprised of: $2,000,000 for a program selection fee, $3,000,000 for an option exercise fee if the program is licensed, $2,500,000 upon acceptance of an IND filing by the Company, as well as development milestones, specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Since the inception of the agreement through March 31, 2016, the Company has made payments to Aurigene totaling $2,000,000 related to the third program under this collaboration; and

•	for any program thereafter: up to $140,500,000 per program, comprised of: up to a total of $53,000,000 for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. As of March 31, 2016, no payments have been made to Aurigene related to such programs under the collaboration.

Accounting Summary. Under the terms of this collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock in partial consideration for the rights granted under the collaboration agreement at a value of $23,968,183 based on the closing share price of the Company’s common stock of $1.40 per share on January 20, 2015, which was the closing date of the stock purchase agreement. In addition, the Company made a cash payment of $379,632 pursuant to the collaboration agreement. Given that any compounds that may be licensed from Aurigene are in preclinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility, the Company recognized in-process research and development expense of $24,347,815 within its Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2015. The Company recognized $1,000,000 in research and development expenses for the three months ended March 31, 2016 related to costs incurred by Aurigene for the first two programs under that collaboration.

5.	Former Collaborations

Termination and Transition Agreement with Debiopharm International S.A. In February 2015 and as amended in August 2015, the Company entered into a termination and transition agreement with Debiopharm International S.A., or “Debiopharm”, to terminate the August 5, 2009 license agreement between the Company and Debiopharm, under which the Company granted Debiopharm an exclusive, worldwide license to Debio 0932, a small molecule inhibitor of Heat Shock Protein 90, or HSP90, as amended. For a complete discussion of the collaboration, including royalties and sublicense fees payable to Debiopharm by the Company, see Note 4 included in the Company’s 2015 Annual Report on Form 10-K.

Under the terms of the termination and transition agreement, the licenses and all other rights granted by the Company related to Debio 0932 terminated and reverted to the Company, effective as of the termination date. Debiopharm ceased enrollment in all clinical trials as of the termination date. In addition, the Company exercised its right, pursuant to the license agreement, to obtain a non-exclusive, worldwide, royalty-bearing license, with the right to sublicense, under intellectual property rights of Debiopharm to develop, make, have made, use, sell, offer for sale, have sold, and import Debio 0932 and any product containing Debio 0932. Debiopharm transferred to the Company the U.S. investigational new drug application related to Debio 0932. Debiopharm also assigned to the Company its sole patent application related to Debio 0932.

Under the terms of the February 2015 transition agreement, Debiopharm transitioned to the Company all ongoing Debio 0932 development and manufacturing activities, manufacturing technology necessary for Debio 0932 manufacture, and all data relating to Debio 0932 generated by or on behalf of Debiopharm.

The Company paid $750,000 to Debiopharm, primarily in consideration for Debiopharm providing drug product for use in the Company’s future clinical studies, which has been recorded within the research and development line item of its Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2015. The Company has made no other payments to Debiopharm pursuant to this agreement for the three months ended March 31, 2016.

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

In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2016 and December 31, 2015 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2016:
Cash equivalents:
Money market funds	$8,812,483	$—	$—	$8,812,483
Corporate commercial paper, bonds and notes	2,752,215	1,749,703	—	4,501,918
Municipal bonds	—	390,000	—	390,000
Short-term investments:
Corporate commercial paper, stock, bonds and notes	9,762,313	48,668,648	—	58,430,961

Total assets at fair value	$21,327,011	$50,808,351	$—	$72,135,362

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015:
Cash equivalents:
Money market funds	$13,567,573	$—	$—	$13,567,573
Corporate commercial paper, bonds and notes	2,000,920	7,998,170	—	9,999,090
Municipal bonds	—	7,849,657	—	7,849,657
Short-term investments:
Corporate commercial paper, stock, bonds and notes	2,643,997	46,455,850	—	49,099,847

Total assets at fair value	$18,212,490	$62,303,677	$—	$80,516,167

During the three months ended March 31, 2016, two investments with an aggregate fair value of $3,035,705 at March 31, 2016 were transferred from Level 2 to Level 1 due to a change in the level of trading activity during the reporting period.

7.	Investments

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$58,371,337	$60,829	$(1,205)	$58,430,961

Total investments	$58,371,337	$60,829	$(1,205)	$58,430,961

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.1 months at March 31, 2016.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$49,072,214	$43,195	$(15,562)	$49,099,847

Total investments	$49,072,214	$43,195	$(15,562)	$49,099,847

Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 4.2 months at December 31, 2015.

8.	Debt

In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first to pay interest and second, principal on the loan. Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on the Company’s estimate of the timing of amounts to be repaid. The Company cannot estimate when the loan will be repaid as repayment is impacted by numerous factors, all of which are beyond the Company’s control. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement.

During the quarters ended March 31, 2016 and 2015, Curis Royalty made payments totaling $1,931,757 and $1,768,491, respectively, of which $1,191,135 and $929,339 have been applied to the principal, respectively, with the remainder applied to accrued interest. As of March 31, 2016, the Company recorded short- and long-term debt of $5,554,229 and $17,350,155, respectively (net of unamortized issuance costs of $48,024 and $106,480, respectively), and at December 31, 2015, the Company recorded short- and long-term debt of $4,606,536 and $19,557,971, respectively (net of unamortized issuance costs of $12,166 and $73,350, respectively), related to the loan, with such amounts recorded within the Company’s Consolidated Balance Sheets. In the quarter ended March 31, 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In accordance with the updated standard, the Company reclassified certain of its debt issuance costs, related to the loan, from assets to a direct deduction from the carrying amount of the related debt liability. The adoption of this guidance did not impact the Consolidated Statement of Operations.

In addition, the Company recorded related accrued interest on the debt of $239,907 and $252,300 as of March 31, 2016 and December 31, 2015, respectively, with such amounts included in the Company’s accrued liabilities section of its Consolidated Balance Sheets. For the three months ended March 31, 2016 and 2015, the Company recognized interest expense related to the loan with BioPharma-II of $739,757 and $866,945, respectively.

Curis Royalty is entitled to a royalty that escalates from 5% to 7.5% based on worldwide annual net sales of Erivedge ranging from less than $150 million to over $600 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) in certain specified circumstances, including: when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded (see Note 3(a)).

At March 31, 2016, the fair value of the principal portion of the debt is estimated as $23,060,000. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, determining the fair value of the debt required application of Level 3 inputs.

9.	Common Stock

2015 Public Offering of Common Stock

On February 25, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of the Company’s common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriters exercised this option in full on February 25, 2015. On March 2, 2015, the Company completed the public offering of 25,090,908 shares of common stock. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $64,619,407. The Company had offering expenses of $240,590 accrued in its Consolidated Balance Sheet as of March 31, 2015 related to this transaction that were subsequently paid.

10.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accrued compensation	$787,936	$1,309,575
Professional fees	298,625	122,500
Accrued interest on debt (see Note 8)	239,907	252,300
Other	192,164	249,269

Total	$1,518,632	$1,933,644

11.	Accounting for Stock-Based Compensation

As of March 31, 2016, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. For a complete discussion of the Company’s share-based compensation plans, see Note 5, “Stock Plans and Stock Based Compensation” in the notes to the Company’s consolidated financial statements included in Item 8 of Part II of the Company’s 2015 Annual Report.

During the quarter ended March 31, 2016, the Company’s board of directors granted options to purchase 2,268,225 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.

On March 29, 2016, the Company’s board of directors appointed James E. Dentzer to the position of chief financial officer, chief administrative officer, secretary and treasurer of the Company. As a material instrument to his employment, the compensation committee of the Company’s board of directors granted Mr. Dentzer a stock option to purchase 1,700,000 shares of the Company’s common stock with an exercise price equal to the fair market value of $1.51 per share. The option was granted as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter, subject to Mr. Dentzer’s continued service with the Company.

During the quarter ended March 31, 2016, the Company’s board of directors also granted options to its non-employee directors to purchase 470,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise prices price of $1.76 per share, which equals the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.

Employee and Director Grants

Vesting Tied to Service Conditions

In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the quarters ended March 31, 2016 and 2015 based on the assumptions noted in the following table:

	Three Months Ended
	March 31,
	2016	2015
Expected life (years) - employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.6-1.8%	1.6-1.7%
Volatility	69-70%	68-70%
Dividends	None	None

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

The aggregate intrinsic value of employee options outstanding at March 31, 2016 was $1,135,000, of which $915,000 related to exercisable options. The weighted average grant-date fair values of these stock options granted during the quarters ended March 31, 2016 and 2015 were $1.07 and $1.25, respectively. As of March 31, 2016, there was approximately $8,453,000, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding that is expected to be recognized as expense over a weighted average period of 2.92 years. The intrinsic values of employee stock options exercised during the quarters ended March 31, 2016 and 2015 was $23,000 and $60,000, respectively.

Employee Stock-Based Compensation Expense

The Company recorded a total of $884,301 and $830,946 in compensation expense for the quarters ended March 31, 2016 and 2015, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the quarters ended March 31, 2016 and 2015 were $1,498,000 and $896,000, respectively.

Non-Employee Grants

The Company has periodically granted stock options to consultants for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. For the three months ended March 31, 2016 and 2015, the Company reversed expense related to non-employee stock options of $112,222 and recognized expense of $120,158, respectively.

Total Stock-Based Compensation Expense

For the three months ended March 31, 2016 and 2015, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$121,764	$287,779
General and administrative expenses	650,315	663,325

Total stock-based compensation expense	$772,079	$951,104

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2016 and 2015:

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2015	$27,767
Unrealized gain on marketable securities	31,787
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	31,787

Balance, as of March 31, 2016	$59,554

The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2016.

Unrealized Losses on Securities Available-for-Sale
Balance, as of December 31, 2014	$(10,997)
Unrealized gain on marketable securities	8,595
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	8,595

Balance, as of March 31, 2015	$(2,402)

13.	Loss Per Common Share

The Company applies Accounting Standards Codification, or ASC, Topic 260 - Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted loss per common share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2016 and 2015, because the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist only of stock options outstanding of 17,481,007 and 12,650,494 for the three months ended March 31, 2016 and 2015, respectively.

14.	Related Party Transactions

Consulting agreement with Daniel R. Passeri

On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company and the Board of Directors appointed Mr. Passeri to serve as the Vice Chairman of the Board. Also on June 2, 2014, the Company and Mr. Passeri entered into a consulting agreement. The agreement was for an initial term of one year, subject to renewal or earlier termination by the parties. The agreement was renewed by the parties through May 31, 2016. Pursuant to the terms of the agreement, Mr. Passeri was paid an hourly fee or a monthly retainer as consideration for the services rendered by Mr. Passeri to the Company. During the three months ended March 31, 2016, Mr. Passeri provided 120 hours per month of consulting services to the Company on intellectual property, corporate and strategic matters in exchange for monthly payments of $30,000. During the three months ended March 31, 2015, Mr. Passeri had full-time employment with a third party and was paid an hourly fee for services rendered to the Company during this time. As a result, the Company recognized expenses of $90,000 and $5,400 during the three months ended March 31, 2016 and 2015, respectively.

15.	New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update, or ASU, 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance on accounting for equity investments and financial liabilities. The new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within such years. Early adoption is permitted but the Company does not anticipate electing early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 25, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in its consolidated financial statements.

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

Overview

We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K, enzymes. Based on findings of an ongoing Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with MYC-altered relapsed or refractory diffuse large B-cell lymphoma, or DLBCL. We are also conducting a Phase 1 study in patients with solid tumors, and have recently directed our efforts in this study to enroll patients whose cancers have MYC involvement, including patients with nut midline carcinoma.

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

Our other collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also continuing Erivedge’s clinical development in less severe forms of BCC, and are conducting clinical studies of Erivedge in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.

Based on our clinical development plans for our pipeline, in the near term we intend to predominantly focus our available resources on the continued development of CUDC-907, CA-170 and CA-4948. We continue to seek to collaborate with third parties for further development of our pipeline.

Our Collaborations and License Agreements

On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement. There are currently three programs under this collaboration as described under “Overview” above.

In 2003, we entered into a collaborative research, development and license agreement with Genentech, which we refer to as the collaboration agreement.

For additional information regarding our collaboration and license agreements, refer to Note 4, Collaboration Agreements, in the notes to the accompanying financial statements in this Quarterly Report on Form 10-Q and Items 7 and 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016.

Liquidity

Since our inception, we have funded our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $847,978,000 as of March 31, 2016.

We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of March 31, 2016 should enable us to maintain current and planned operations into 2017. Our ability to continue funding our planned operations into and beyond this point is dependent on our ability to raise additional funds through equity or debt financings, future contingent payments that we may receive from Genentech upon the achievement of development and regulatory approval objectives, through additional corporate collaborations that we may establish, equity or debt financings, or from other sources of financing.

Key Drivers

We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary asset, CUDC-907, as well as for such clinical trials to generate favorable data;

•	our and Aurigene’s ability to successfully advance CA-170 into Phase 1 studies, and for us to then finance and complete planned Phase 1 clinical trials;

•	our and Aurigene’s ability to complete preclinical development and IND-enabling studies for CA-4948, and for us to then finance and complete planned Phase 1 clinical trials;

•	Aurigene’s ability to advance additional preclinical immuno-oncology and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically;

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	Genentech and Roche’s initiation and completion of additional clinical studies of Erivedge, including in diseases other than BCC, such as IPF or MF.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional product candidates.

Financial Operations Overview

General. Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of March 31, 2016 should enable us to maintain current and planned operations into 2017.

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

In connection with the loan, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to us. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first, to pay interest and second, principal on the loan. Curis Royalty was entitled to receive the remaining amounts, if any, and we remain entitled to receive any contingent payments upon achievement of clinical development objectives. Beginning in 2016, there are no quarterly caps to the amounts Curis Royalty will be required to make to BioPharma-II. Curis Royalty retains the right to royalty payments related to sales of Erivedge following repayment of the loan.

The final maturity date of the loan will be the earlier of such date as the principal is paid in full, and Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech terminates. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of March 31, 2016, the outstanding principal and interest due under the loan is $23,299,000.

Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge, and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, we expect that all of such royalty revenues will be used by our wholly-owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from BioPharma II, until such time as the loan is fully repaid. We currently estimate that all Erivedge royalties will be applied to the loan with BioPharma-II for the foreseeable future. The repayment period is highly uncertain and could vary materially from our estimate to the extent that royalty payments received are lower than our current estimates, which could arise due to factors beyond our control, such as the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part II, Item 1A—Risk Factors.”

We could receive additional milestone payments from Genentech, provided that contractually-specified development and regulatory objectives are met. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under this collaboration, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, are met, under our existing collaboration with Genentech. Our receipt of additional payments under our existing collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.

Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record in the Revenues section of our Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech through February 2022.

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

The following graphic outlines the current status of our programs:

With the exception of Erivedge, which is approved for sale to treat advanced BCC and marketed by Genentech/Roche, our programs are in early stages of clinical or preclinical development. Therefore, our ability and that of our collaborators and licensees to successfully complete preclinical studies and clinical trials of these drug candidates, as appropriate, and the timing of completion of such programs, is highly uncertain.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the performance obligations under our collaboration agreements; the estimated repayment term of our debt and related short- and long-term classification; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in our valuation of stock-based compensation and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report, which was filed with the SEC on February 29, 2016.

Results of Operations

Three Months Ended March 31, 2016 and March 31, 2015

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2016	2015
Revenues:
Royalty revenues from Genentech	$1,744,000	$1,671,000	4%
Research and development, net	(18,000)	(13,000)	(38%)

Total Revenues	$1,726,000	$1,658,000	4%

Total revenues increased by $68,000 to $1,726,000 for the three months ended March 31, 2016 as compared to $1,658,000 for the same period in 2015, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2016 as compared to the prior year period.

Cost of Royalty Revenues. Cost of royalty revenues increased to $89,000 from $84,000 for the quarters ended March 31, 2016 and 2015, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase/
	2016	2015	(Decrease)
Direct research and development expenses	$4,339,000	$2,862,000	52%
Employee-related expenses	2,011,000	1,443,000	39%
Facilities, depreciation and other expenses	478,000	414,000	15%

Total research and development expenses	$6,828,000	$4,719,000	45%

Research and development expenses were $6,828,000 for the three months ended March 31, 2016, as compared to $4,719,000 in the same period in 2015, an increase of $2,109,000, or 45%. Direct research and development expenses were $4,339,000 compared to $2,862,000 for the comparable prior period. The increase of $1,477,000 for the three months ended

March 31, 2016 was primarily the result of increased costs related to ongoing clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials, as well as initial costs for our Phase 2 trial, which was initiated in January 2016. In addition, costs for programs under our Aurigene collaboration increased for the three months ended March 31, 2016, which costs include outside costs to support such programs as we progress both programs toward clinical development. Employee-related expenses were $2,011,000 compared to $1,443,000 for the comparable prior year period. The increase of $568,000 for the three months ended March 31, 2016 was primarily due to additional headcount, offset by a decrease in stock-based compensation of $166, 000. Facilities, depreciation and other expenses have increased by $64,000 for the three months ended March 31, 2016 due to increased occupancy costs.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs , including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.

In-process Research and Development. For the three months ended March 31, 2015, we recognized in-process research and development expenses of $24,348,000, which represented the partial consideration we paid for rights granted to us under the collaboration agreement with Aurigene. No such expense was recorded for the quarter ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2016	2015
Personnel	$1,188,000	$1,053,000	13%
Occupancy and depreciation	117,000	98,000	19%
Legal services	695,000	727,000	(4%)
Professional and consulting services	602,000	649,000	(7%)
Insurance costs	94,000	86,000	9%
Other general and administrative expenses	270,000	253,000	7%
Stock-based compensation	650,000	663,000	(2%)

Total general and administrative expenses	$3,616,000	$3,529,000	2%

General and administrative expenses increased by $87,000, or 2%, for the three months ended March 31, 2016 as compared to the prior year period, primarily due to an increase in personnel costs as compared to the prior year period. Patent costs, reported within legal spending and which include fees related to foreign patent filings, also increased over the prior year period. Offsetting these increases were decreases in corporate legal, professional and consulting costs related to the Aurigene transaction and other business development matters that occurred during the first quarter of 2015.

Other Expense. For the three months ended March 31, 2016 and 2015, interest expense was $740,000 and $867,000, respectively, related to interest accrued on Curis Royalty’s outstanding debt with the BioPharma-II. Interest income was $105,000 and $40,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.

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

On July 2, 2015, we entered into a sales agreement with Cowen, pursuant to which we may sell from time to time up to $30,000,000 of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. In addition, with our prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on our behalf all of the shares requested to be sold. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. In addition, we reimbursed $16,000 of Cowen’s expenses in connection with the offering. Each party has agreed to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, pursuant to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3,filed with the Securities and Exchange Commission on July 2, 2015. As of March 31, 2016, we have not sold any shares of common stock pursuant to this sales agreement. From July 2013 through June 2015, we had sold 3,850,206 shares of our common stock pursuant to a separate sales agreement with Cowen for proceeds of $16,246,000, net of all issuance costs.

Debt Financing

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest is currently being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to us. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated. Payments to BioPharma-II for the quarter ended March 31, 2016 totaled $1,932,000, of which $1,191,000 has been applied to the principal, and the remainder satisfying interest obligations. As of March 31, 2016, Curis Royalty owed a total of $23,299,000, gross of issuance costs, to BioPharma-II, including accrued interest.

Milestone Payments and Monetization of Royalty Rights

We have received aggregate milestone payments totaling $59,000,000 under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Curis Royalty was entitled to receive and distribute to Curis remaining royalty and royalty-related amounts in excess of the foregoing caps, if any. Erivedge royalty revenues will continue to be used to repay Curis Royalty’s outstanding principal and interest und the loan due to BioPharma-II, however, such payments are no longer subject to the aforementioned quarterly caps. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech through February 2022.

At March 31, 2016, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $73,123,000, excluding our restricted investments of $153,000. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows

Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $7,987,000 during the three-month period ended March 31, 2016 was primarily the result of our net loss for the period of $9,441,000, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense and depreciation totaling $802,000. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.

Net cash used in operating activities of $7,759,000 during the three-month period ended March 31, 2015 was primarily the result of our net loss for the period of $31,848,000, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, non-cash interest expense and depreciation totaling $24,675,000. In addition, accounts payable and accrued liabilities used cash of $441,000 related to the payment of certain year-end employee benefits.

We expect to continue to use cash in operations as we seek to advance our drug candidates and at least two programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities used cash of $9,291,000 and $40,580,000 for the three-month periods ended March 31, 2016 and 2015, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods. The increase in purchases of investments during the three-month period ended March 31, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock.

Financing activities used cash of $1,122,000 for the three-month period ended March 31, 2016 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $1,191,000, offset by $70,000 in proceeds from the exercise of stock options. Financing activities provided cash of $64,059,000 for the three-month period ended March 31, 2015. During the first quarter of 2015, we received $64,860,000 in net proceeds from our underwritten public offering of common stock, and we also received proceeds of $129,000 from the exercise of stock options. These proceeds were offset by the principal payment on Curis Royalty’s loan with BioPharma-II of $929,000.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2016, we had an accumulated deficit of approximately $847,978,000. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907 and programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses.

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

In addition, subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. The first of such option fees will be $7,500,000, and we currently estimate that this payment will be due in the first quarter of 2017.

We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations.

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

We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2016, should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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

We anticipate that we will require additional funding. If we are unable to obtain such additional funding on a timely basis, whether through sales of debt or equity or payments under existing or future collaborations or license agreement, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our drug candidates; or

•	delay, limit, reduce or prevent us from establishing sales and marketing capabilities, either internally or through third parties, or other activities that may be necessary to commercialize our drug candidates.

New Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 15, “New Accounting Pronouncements” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the ongoing economic downturn and volatile business environment and continued unpredictable and unstable market conditions.

Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since March 31, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $9.4 million at March 31, 2016 and $59.0 million, $18.7 million and $12.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $848.0 million. We have not completed the development of any product candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a product candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various current and past licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only source of revenues currently includes licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, all future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to BioPharma-II until the debt is fully repaid. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated.

We do not expect to generate significant revenue other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

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

We anticipate that existing cash, cash equivalents, investments and working capital at March 31, 2016 should enable us to maintain current and planned operations into 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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

In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30,000,000 loan pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis.

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

Genentech has advised us that Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015 from 5 – 7.5% to 3 – 5.5%. We also anticipate that sales of sonidigeb could adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly-owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to Bio-Pharm II.

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

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS

Except for Erivedge, the therapeutic efficacy of our drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.

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

We have invested a significant portion of our efforts and financial resources on our most advanced product candidate, CUDC-907. In addition, under our agreement with Aurigene, we have the option to license specified programs from Aurigene, and in October 2015, we exercised options to exclusively license two programs under this agreement, and selected a third program. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

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

Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway. We believe that there are currently at least four other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer Inc.

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

Erivedge is FDA-approved for people with advanced BCC in the United States. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Roche and Genentech are also continuing development of Erivedge in less severe forms of BCC as well as pursuing its potential development in other diseases including in IPF and MF. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge is no longer accepted as safe, efficacious, cost-effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third-party payors;

•	Genentech and/or Roche fail to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC, and to regulatory approvals for this indication outside of the U.S.;

•	Genentech and/or Roche do not continue to develop and implement effective marketing, sales and distribution strategies and operations for development and commercialization of Erivedge for advanced BCC;

•	Genentech and/or Roche do not continue to develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices;

•	Genentech and Roche do not obtain full approval to commercialize Erivedge in the EU based upon the results of the study of vismodegib in patients with locally advanced or metastatic BCC;

•	Genentech and/or Roche do not successfully obtain third party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

•	we, Genentech, or Roche encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•	competing products are approved for the same indications as Erivedge, such as the FDA and CHMP approval during the third quarter of 2015 of another Hedgehog signaling pathway inhibitor, sonidegib, marketed by Novartis, for the treatment of adults with locally advanced BCC;

•	new safety risks are identified; or

•	Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC.

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

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement an FDA-sanctioned Risk Evaluation and Mitigation Strategy.

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

Among the provisions of the Patient Protection and Affordable Care Act, or PPACA, of potential importance to our business and our product candidates are the following:

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

We have a subsidiary in China, Curis Pharmaceuticals (Shanghai) Co., Ltd., which is currently licensed to conduct business but is not operational.

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

The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through May 2, 2016. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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

We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell through Cowen up to $30,000,000 of the registered common stock that was on the shelf registration statement pursuant to one or more “at the market” offerings. As of March 31, 2016, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

As of March 31, 2016, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 54.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could discourage, delay or prevent a change in control.

Item 6.	Exhibits

(a) Exhibits.

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated: May 9, 2016	By:	/S/ JAMES E. DENTZER
James E. Dentzer Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated March 29, 2016, by and between Curis, Inc. and James E. Dentzer

10.2	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and David Tuck, M.D.

10.3	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and Mani Mohindru, Ph.D.

10.4	Consulting Agreement, dated March 1, 2016, by and between Curis, Inc. and Michael P. Gray

10.5	Consulting Agreement, dated February 27, 2016, by and between Curis, Inc. and Jaye Viner, M.D.

10.6	Separation Agreement, dated February 26, 2016, by and between Curis, Inc. and Jaye Viner, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document