Form 10-Q
period 2016-09-30
CURIS INC
filed 2016-11-03
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
As of October 31, 2016, there were 140,549,019 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$20,671	$33,091
Investments	32,684	49,100
Accounts receivable	1,857	2,106
Prepaid expenses and other current assets	1,437	1,204
Total current assets	56,649	85,501
Property and equipment, net	406	278
Long-term investment – restricted	153	153
Goodwill	8,982	8,982
Other assets	3	51
Total assets	$66,193	$94,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,056	$4,217
Accrued liabilities	2,324	1,934
Current portion of long-term debt, net	5,104	4,607
Total current liabilities	12,484	10,758
Long-term debt, net	15,798	19,558
Other long-term liabilities	41	139
Total liabilities	28,323	30,455
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 141,217,276 shares issued and 139,994,430 shares outstanding at September 30, 2016; 130,213,224 shares issued and 128,990,378 shares outstanding at December 31, 2015	1,412	1,302
Additional paid-in capital	925,569	903,240
Treasury stock (at cost, 1,222,846 shares)	(1,524)	(1,524)
Accumulated deficit	(887,613)	(838,536)
Accumulated other comprehensive income	26	28
Total stockholders’ equity	37,870	64,510
Total liabilities and stockholders’ equity	$66,193	$94,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Royalties	$1,817	$2,293	$5,403	$5,998
Research and development, net	(58)	(248)	(238)	(212)
Total revenues	1,759	2,045	5,165	5,786
Costs and expenses:
Cost of royalty revenues	94	116	278	303
Research and development	6,781	4,001	22,431	14,658
In-process research and development	17,989	—	17,989	24,348
General and administrative	4,684	2,772	11,743	9,712
Total costs and expenses	29,548	6,889	52,441	49,021
Loss from operations	(27,789)	(4,844)	(47,276)	(43,235)
Other expense:
Interest income	101	128	325	252
Interest expense	(657)	(827)	(2,126)	(2,537)
Total other expense, net	(556)	(699)	(1,801)	(2,285)
Net loss	$(28,345)	(5,543)	$(49,077)	$(45,520)
Net loss per common share (basic and diluted)	$(0.21)	$(0.04)	$(0.38)	$(0.37)
Weighted average common shares (basic and diluted)	132,065,947	128,392,413	130,122,698	121,634,415
Total comprehensive loss	$(28,376)	$(5,488)	$(49,079)	$(45,456)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(49,077)	$(45,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	123
Stock-based compensation expense	3,311	2,875
Amortization of debt issuance costs	36	44
Gain on disposal of assets	—	(17)
Non-cash interest expense on investments	83	119
Issuance of common stock in consideration for rights granted under collaboration agreement	17,989	23,968
Changes in operating assets and liabilities:
Accounts receivable	249	(357)
Prepaid expenses and other assets	(265)	(339)
Accounts payable and accrued and other liabilities	1,109	76
Total adjustments	22,653	26,492
Net cash used in operating activities	(26,424)	(19,028)
Cash flows from investing activities:
Purchase of investments	(50,485)	(95,595)
Sale of investments	66,816	73,521
Purchases of property and equipment	(269)	(48)
Decrease in restricted cash	—	14
Proceeds from sale of equipment	—	19
Net cash provided by/(used in) investing activities	16,062	(22,089)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	—	64,619
Proceeds from issuance of common stock under the Company’s share-based compensation plans	1,161	203
Payments on Curis Royalty’s debt	(3,219)	(2,793)
Net cash (used in)/provided by financing activities	(2,058)	62,029
Net (decrease)/increase in cash and cash equivalents	(12,420)	20,912
Cash and cash equivalents, beginning of period	33,091	7,747
Cash and cash equivalents, end of period	$20,671	$28,659
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
In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene. In September 2016, the Company entered into an amendment to this agreement, pursuant to which Aurigene received 10,208,333 shares of the Company's common stock in lieu of receiving up to $24.5 million of milestone and other payments from Curis (see Note 4(b)).
The collaboration comprises multiple programs, in which Curis has the option to exclusively license each program, including data, intellectual property and compounds associated with each respective program, once a development candidate is nominated within that program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death-1 (PD1) and V-domain Ig suppressor of T-cell activation (VISTA) pathways in the immuno-oncology field. The Company has named CA-170, a programmed death ligand-1 (PDL1)/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) enzyme in the precision oncology field and the Company has named CA-4948 as the development candidate from this program. In addition, in October 2015, the Company selected a third program for further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) pathways, including small molecules that target PDL1 and TIM3. In October 2016, the Company exercised its option to license this third program, and designated CA-327 as the development candidate.
The Company is also party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. In addition to BCC, Roche and Genentech are separately conducting studies of Erivedge in other diseases, including in idiopathic pulmonary fibrosis and myelofibrosis.
The Company’s proprietary small molecule compounds also include CUDC-427, an orally-available, small molecule antagonist of inhibitor of apoptosis, or IAP proteins, and CUDC-305, an orally-available, small molecule antagonist of Heat Shock Protein 90.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the health care industry and would be regulated in the United States by the United States Food and Drug Administration, or FDA, and in overseas markets by similar regulatory authorities.
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
The Company anticipates that its existing cash, cash equivalents and investments at September 30, 2016 should enable it to maintain current and planned operations into the second half of 2017. The Company’s ability to continue funding its planned operations beyond this period is dependent upon, among other things, its ability to control expenses and its ability to raise additional funds through equity or debt financings, the success of its collaboration with Genentech, including its receipt of additional contingent cash payments under this collaboration, new collaborations or other sources of financing. The Company may not be able to successfully raise additional funds or enter into or continue any corporate collaborations and the timing, amount and likelihood of such events is highly uncertain. If the Company is unable to obtain adequate financing, the Company may be required to reduce or delay spending on its research and/or development programs.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission, or the SEC, on February 29, 2016.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2016 and the results of operations for the three- and nine-month periods ended September 30, 2016 and 2015 and the cash flows for the nine-month periods ended September 30, 2016 and 2015. The condensed consolidated balance sheet at December 31, 2015, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
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
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million as of September 30, 2016.
In addition to these payments and pursuant to the agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Novartis, for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of sonidegib in the United States.
In December 2012, Curis formed a wholly owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 7). In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty and is non-recourse to Curis.
The Company recognized $1.8 million and $2.3 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2016 and 2015, respectively, and $5.4 million and $6.0 million during the nine months ended September 30, 2016 and 2015, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively. For each of these periods, these amounts are comprised of 5% of the royalties earned by Curis Royalty that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received by Curis Royalty from Genentech on net sales of Erivedge will be used by Curis Royalty to pay principal and interest under the loan that Curis Royalty received from BioPharma-II, subject to specified quarterly caps, until such time as the loan is fully repaid.
The Company recorded research and development revenue of $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and research and development revenue of $0.2 million and $0.2 million during the nine months ended September 30, 2016 and 2015, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million and $0.3 million during the three months ended September 30, 2016 and 2015, respectively, and expenses of $0.4 million and $0.4 million during the nine months ended September 30, 2016 and 2015, respectively, under this collaboration, for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its condensed consolidated statements of operations and comprehensive loss.

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
During 2015, the Company exercised options to license the first two programs under this collaboration, resulting in an aggregate one-time payment of $6.0 million (comprised of a $3.0 million option exercise fee for each program) by the

Company to Aurigene. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs. The Company incurred and recognized $1.0 million of such costs in the three months ended December 31, 2015, which was paid in the three months ended March 31, 2016. The remaining $1.0 million was incurred and recognized in the three months ended March 31, 2016 and paid in the three months ended June 30, 2016.
Also in 2015, the Company selected a preclinical program for potential further development within the immuno-oncology part of the collaboration resulting in a one-time $2.0 million payment. In October 2016, the Company licensed the program and designated CA-327 as the development candidate as described in Note 1, resulting in a one-time $1.5 million payment.
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
Subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees will be $7.5 million, to be paid in two equal installments, and the Company currently estimates that these payments will be due in the first and third quarters of 2017.
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
Research Payments, Option Exercise Fees and Milestone Payments. The Company has agreed to make the following research, option exercise fees and milestone payments to Aurigene:

•
for the PD1/VISTA and IRAK4 programs: up to $52.5 million per program, comprised of: $3.0 million for each option exercise, $3.0 million upon acceptance of each IND filing, $4.0 million upon dosing of the fifth patient in the Company’s first Phase 1 clinical trial in each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs. During the three months ended September 30, 2016, the Company recognized and paid $3.0 million to Aurigene upon the acceptance of the IND filing for CA-170, a PDL1/VISTA antagonist. Since the inception of the agreement through September 30, 2016, the Company has incurred costs totaling $11.0 million related to these programs under the collaboration;

•
for the third and fourth programs: up to $50.0 million per program, comprised of: $2.0 million for a program selection fee, $3.0 million for an option exercise, $2.5 million upon acceptance of an IND filing, as well as development, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Since the inception of the agreement through September 30, 2016, the Company has made payments to Aurigene totaling $2.0 million related to the third program under this collaboration; and

•
for any program thereafter: up to $140.5 million per program, comprised of: up to a total of $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. As of September 30, 2016, no payments have been made to Aurigene related to such programs under the collaboration.

Amendment to Collaboration Agreement. On September 7, 2016, the Company and Aurigene entered into an amendment to the January 2015 collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 10,208,333 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in milestones and other payments from the Company that may become due under the 2015 collaboration agreement. The following milestones and other payments have been waived:

•	$1.0 million payment for extended exclusivity related to the IRAK4 program;

•	$3.0 million payment upon acceptance of IND filing related to the IRAK4 program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the IRAK4 program;

•	$1.0 million payment for extended exclusivity related to the PD1/VISTA program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the PD1/VISTA program;

•	$1.5 million, or 50%, of the payment related to the option exercise payment of the third program;

•	$2.5 million payment upon acceptance of IND filing related to the third program;

•	$2.0 million payment for program selection fee of the fourth program;

•	$3.0 million payment for option exercise of the fourth program;

•	$2.5 million payment upon acceptance of IND filing related to the fourth program;

To the extent any of these milestone or other payments described above would not otherwise be payable by Curis, e.g. in the event one or more of the listed milestone events do not occur, the Company will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that upon exercise the option for the third and fourth programs, the Company will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.
Accounting Summary. Under the terms of this amendment, the value of common stock issued to Aurigene equaled $18.0 million based on the closing share price of the Company’s common stock of $1.76 per share on September 6, 2016, which was the last closing price prior to execution of the amendment. As a result, the Company recognized in-process research and development expense of $18.0 million within its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2016 in recognition of the fact that any compounds that have been and may be licensed from Aurigene are in clinical or preclinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2016 and December 31, 2015 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2016:
Cash equivalents:
Money market funds	$16,521	$—	$—	$16,521
Corporate commercial paper, bonds and notes	—	1,250	—	1,250
Municipal bonds	—	330	—	330
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	32,684	—	32,684
Total assets at fair value	$16,521	$34,264	$—	$50,785

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2015:
Cash equivalents:
Money market funds	$13,568	$—	$—	$13,568
Corporate commercial paper, bonds and notes	2,001	7,998	—	9,999
Municipal bonds	—	7,850	—	7,850
Short-term investments:
Corporate commercial paper, stock, bonds and notes	2,644	46,456	—	49,100
Total assets at fair value	$18,213	$62,304	$—	$80,517
No investments held at September 30, 2016 were transferred between levels.

6.	Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$32,657	$32	$(5)	$32,684
Total investments	$32,657	$32	$(5)	$32,684
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 2.5 months at September 30, 2016.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$49,072	$44	$(16)	$49,100
Total investments	$49,072	$44	$(16)	$49,100
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 4.2 months at December 31, 2015.

7.	Debt
In December 2012, Curis’ wholly owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 4(a)). The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first to pay interest and second, principal on the loan. Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.
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
During the nine months ended September 30, 2016 and 2015, Curis Royalty made payments totaling $5.3 million and $5.3 million, respectively, of which $3.2 million and $2.8 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of September 30, 2016, the Company recorded short- and long-term debt of $5.1 million and $15.8 million, respectively, and at December 31, 2015, the Company recorded short- and long-term debt of $4.6 million and $19.6 million, respectively, related to the loan, with such amounts recorded within the Company’s condensed consolidated balance sheets. In the three months ended March 31, 2016, the Company adopted ASU No. 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In accordance with the updated standard, the Company reclassified certain of its debt issuance costs, related to the loan, from assets to a direct deduction from the carrying amount of the related debt liability. The adoption of this guidance did not impact the consolidated statement of operations and comprehensive loss and the impact to the balance sheet was not material.
In addition, the Company recorded related accrued interest on the debt of $0.2 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended September 30, 2016 and 2015, the Company recognized interest expense related to the loan with BioPharma-II of $0.7 million and $0.8 million, respectively, in the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2016 and 2015, the Company recognized interest expense related to the loan with BioPharma-II of $2.1 million and $2.5 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At September 30, 2016, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accrued compensation	$1,637	$1,310
Professional fees	115	123
Accrued interest on debt (Note 7)	225	252
Other	347	249
Total	$2,324	$1,934

9.	Accounting for Stock-Based Compensation
As of September 30, 2016, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted as amended by the board of directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2010 and approved by shareholders in June 2010.
During the nine months ended September 30, 2016, the Company’s board of directors granted options to purchase a total of 4,621,225 shares of the Company’s common stock to officers and employees of the Company, both under the 2010 Plan or in the form of inducement awards pursuant to NASDAQ Marketplace Rules. These options vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the nine months ended September 30, 2016, the Company’s board of directors also granted options to its non-employee directors to purchase 470,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise price of $1.76 per share, which equals the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the nine months ended September 30, 2016 and 2015 based on the assumptions noted in the following table:

	Nine Months Ended September 30,
	2016	2015
Expected life (years) - employees	6	6
Expected life (years) – officers and directors	7	7
Risk-free interest rate	1.4-1.8%	1.5-1.9%
Volatility	63-70%	68-70%
Dividends	None	None

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
As of September 30, 2016, there were 15,487,348 stock options outstanding. The aggregate intrinsic value of employee options outstanding at September 30, 2016 was $9.2 million, of which $3.9 million related to exercisable options. The weighted average grant-date fair values of these stock options granted during the nine months ended September 30, 2016 and 2015 were $1.08 and $1.71, respectively. As of September 30, 2016, there was approximately $7.1 million, net of the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding that is expected to be recognized as expense over a weighted-average period of 2.84 years. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2016 and 2015 was $0.5 million and $0.1 million, respectively.
Employee Stock-Based Compensation Expense
During the three months ended September 30, 2016, Daniel Passeri resigned from his position as Vice Chairman of the Company's board of directors. In connection with the related letter agreement with the Company, the board of directors approved a modification to Mr. Passeri’s vested common stock options such that the exercise period for all such options shall be twenty-four months. As a result, $0.6 million of additional stock based compensation expense was recorded to account for this modification during the three months ended September 30, 2016.
The Company recorded a total of $1.6 million and $3.3 million in compensation expense for the three and nine months ended September 30, 2016, respectively and $1.0 million and $2.7 million in compensation expense for the three and the nine months ended September 30, 2015, respectively, related to employee and director stock option grants. The total fair values of vested stock options for the nine months ended September 30, 2016 and 2015 were $2.8 million and $2.1 million, respectively.
Non-Employee Grants
The Company has periodically granted stock options to consultants for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.
The Company recognized expense related to non-employee stock options of $0.1 million and reversed expense of less than $0.1 million during the three and nine months ended September 30, 2016, respectively, and reversed expense of $0.1 million and recognized expense of $0.2 million during the three and nine months ended September 30, 2015, respectively.
Total Stock-Based Compensation Expense
For the three and nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$205	$170	$531	$771
General and administrative expenses	1,425	731	2,780	2,104
Total stock-based compensation expense	$1,630	$901	$3,311	$2,875

10.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) as of September 30, 2016 and 2015:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2015	$28
Unrealized gain on marketable securities	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	(2)
Balance, as of September 30, 2016	$26
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2016.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2014	$(11)
Unrealized gain on marketable securities	65
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	65
Balance, as of September 30, 2015	$54

11.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2016 and 2015, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist only of stock options outstanding of 15,487,348 and 13,678,899 as of September 30, 2016 and 2015, respectively.

12.	Related Party Transactions
Consulting agreement with Daniel R. Passeri
On June 2, 2014, Daniel R. Passeri resigned as Chief Executive Officer of the Company and the Company’s board of directors appointed Mr. Passeri to serve as the Vice Chairman of the board of directors. Also on June 2, 2014, the Company and Mr. Passeri entered into a consulting agreement. The agreement was for an initial term of one year, subject to renewal or earlier termination by the parties. The agreement was renewed by the parties through May 31, 2016, after which the agreement between Mr. Passeri and the Company was terminated. Pursuant to the terms of the agreement, Mr. Passeri was paid an hourly fee or a monthly retainer as consideration for the services rendered by Mr. Passeri to the Company. During the five months ended May 31, 2016, Mr. Passeri provided consulting services to the Company on intellectual property, corporate and strategic matters in exchange for payments of $30,000 per month. During the nine months ended September 30, 2015, Mr. Passeri had full-time employment with a third party and was paid an hourly fee for services rendered to the Company during this time.
On September 2, 2016, the Company and Mr. Passeri entered into a letter agreement pursuant to which Mr. Passeri resigned as director and Vice Chairman of the Company's board of directors, which became effective on September 14, 2016. Pursuant to the terms of the Letter Agreement, and in recognition of his many years of service to the Company in varying roles, including as a director and Vice Chairman of the Board, and formerly as Chief Executive Officer, President, and as a consultant, the Board authorized a $250,000 recognition bonus payment to Mr. Passeri and also approved a modification to Mr. Passeri’s vested common stock options such that the exercise period for all such options shall be 24 months. Mr. Passeri agreed to provide continued assistance to the Company, without further remuneration, for up to two years, if and when requested by the Board or the Chief Executive Officer. The letter agreement also contains other customary terms and conditions relating to Mr. Passeri’s end of service with the Company.
The Company recognized expenses related to the consulting and letter agreements of $0.3 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and expenses of $0.4 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively.

13.	New Accounting Pronouncements
In March 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In January 2016, the FASB issued ASU, 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance on accounting for equity investments and financial liabilities. The new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within such years. Early adoption is permitted but the Company does not anticipate electing early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that these standards may have on its consolidated financial statements.

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

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K, enzymes. Based on findings of our Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, including patients with MYC-altered DLBCL. We are also conducting a Phase 1 trial in patients with solid tumors, and have directed our efforts in this study to enroll patients whose cancers have MYC involvement, including patients with nut midline carcinoma.
In addition, we are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death-1, or PD1, and V-domain Ig suppressor of T-cell activation, or VISTA, pathways in the immuno-oncology field, including the development candidate designated CA-170, which targets programmed death ligand-1, or PDL1, and VISTA. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4, or IRAK4, in the precision oncology field, with the lead development candidate designated CA-4948. In June 2016, we announced the FDA acceptance of the IND for CA-170 and dosed the first patient in a Phase 1 trial of CA-170. In addition, in October 2015 we selected a third program for potential development under the collaboration, which represents the second preclinical program within the immuno-oncology field. This third program in the collaboration is focused on evaluating small molecule antagonists of PD1 and T-cell immunoglobulin and mucin domain containing protein-3, or TIM3, pathways, including small molecules that target PDL1 and TIM3. In October 2016, we exercised our option to license this third program, and designated CA-327 as the development candidate.
Our other collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced basal cell carcinoma, or BCC. Roche and Genentech are also conducting clinical studies of Erivedge in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.
Based on our clinical development plans for our pipeline, in the near term we intend to predominantly focus our available resources on the continued development of CUDC-907, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene.

Our Collaborations and License Agreements
On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement. In September 2016, we entered into an amendment to this agreement, pursuant to which Aurigene received 10,208,333 shares of our common stock in lieu of receiving up to $24.5 million in milestone and other payments from Curis. There are currently three licensed programs under this collaboration as described under “Overview” above.
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
Liquidity
Since our inception, we have funded our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $887.6 million as of September 30, 2016.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that existing capital resources as of September 30, 2016 should enable us to maintain current and planned operations into the second half of 2017. Our ability to continue funding our planned operations into and beyond this point is dependent on our ability to raise additional funds through equity or debt financings, future contingent payments that we may receive from Genentech upon the achievement of development and regulatory approval objectives, through additional corporate collaborations that we may establish, or from other sources of financing.
Key Drivers
We believe that near-term key drivers to our success will include:

•
our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary drug candidate, CUDC-907, as well as for such clinical trials to generate favorable data;

•	our ability to successfully advance CA-170, and for us to finance and complete the current and planned Phase 1 clinical trials of this drug candidate;

•
our and Aurigene’s ability to complete preclinical development and IND-enabling studies for CA-4948 and CA-327, and for us to then finance and complete planned Phase 1 clinical trials for each of these development candidates;

•
Aurigene’s ability to advance additional preclinical immuno-oncology, and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically;

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

Financial Operations Overview
General. Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. We anticipate that existing capital resources as of September 30, 2016 should enable us to maintain current and planned operations into the second half of 2017.
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
The final maturity date of the loan will be the earlier of such date as the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech terminates. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of September 30, 2016, the outstanding principal and interest due under the loan is $21.3 million.
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
Research and Development. Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel, including stock-based compensation expense, costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others, other outside service costs including costs of contract manufacturing, sublicense payments, the costs of supplies and reagents, consulting, and occupancy and depreciation charges. Research and development expenses also include certain payments that we make to Aurigene under our January 2015 collaboration agreement and as amended in September 2016, including, for example, option exercise fees and milestone payments. We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third

-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.
The following graphic outlines the current status of our programs:

PRECLINICAL
PHASE I
PHASE II
PHASE III
MARKETED
Collaborator
Key Proprietary Programs
CUDC-907 (HDAC, PI3K Inhibitor)
DLBCL
LEUKEMIA & LYMPHOMA SOCIETY
fighting blood cancers
Solid Tumors
CA-170 (PD-L1/VISTA Antagonist)
Cancers
AURIGENE
CA-327 (PD-L1/TIM3 Antagonist)
Cancers
AURIGENE
CA-4948 (IRAK4 Inhibitor)
Hematologic Cancers
AURIGENE
Partnered Program
Erivedge® (Hedgehog Signaling Pathway Inhibitor)
Advanced Basal Cell Carcinoma
Genentech
Idiopathic Pulmonary Fibrosis
Genentech
Myelofibrosis
Genentech

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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Such estimates and judgments include the performance obligations under our collaboration agreements; the estimated repayment term of our debt and related short- and long-term classification; the carrying value of property and equipment and intangible assets; the assumptions used in our valuation of stock-based compensation and the value of certain investments and liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

Results of Operations
Three Months Ended September 30, 2016 and September 30, 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Revenues	$1,759	$2,045	(14)%
Costs and expenses:
Cost of royalty revenues	94	116	(19)%
Research and development	6,781	4,001	69%
In-process research and development	17,989	—	—%
General and administrative	4,684	2,772	69%
Other expense, net	556	699	(20)%
Net loss	$(28,345)	$(5,543)	411%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Revenues:
Royalties	$1,817	$2,293	(21)%
Research and development, net	(58)	(248)	(77)%
Total revenues	$1,759	$2,045	(14)%
Total revenues decreased by $0.3 million to $1.8 million for the three months ended September 30, 2016 as compared to $2.0 million for the same period in 2015, related to a decrease in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended September 30, 2016 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended September 30, 2016 as compared to the same period in 2015. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Direct research and development expenses	$3,970	$2,053	93%
Employee-related expenses	2,378	1,481	61%
Facilities, depreciation and other expenses	433	467	(7)%
Total research and development expenses	$6,781	$4,001	69%

Research and development expenses were $6.8 million for the three months ended September 30, 2016, as compared to $4.0 million in the same period in 2015, an increase of $2.8 million, or 69%. Direct research and development expenses increased $1.9 million for the three months ended September 30, 2016 as compared to the same period in 2015, which was primarily the result of increased costs related to ongoing clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials, as well as initial costs for our Phase 2 trial, which was initiated in January 2016. Employee-related expenses increased $0.9 million for the three months ended September 30, 2016 as compared to the same period in 2015, which was primarily due to additional headcount.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
In-process Research and Development. For the three months ended September 30, 2016, we recognized in-process research and development expenses of $18.0 million, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. No such expense was recorded for the three months ended September 30, 2015.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Personnel	$1,088	$784	39%
Occupancy and depreciation	105	99	6%
Legal services	953	267	257%
Professional and consulting services	574	553	4%
Insurance costs	100	98	2%
Other general and administrative expenses	439	240	83%
Stock-based compensation	1,425	731	95%
Total general and administrative expenses	$4,684	$2,772	69%
General and administrative expenses were $4.7 million for the three months ended September 30, 2016, as compared to $2.8 million in the same period in 2015, an increase of $1.9 million, or 69%. The increase in general administrative expense was driven primarily by higher personnel costs and stock-based compensation due to increased headcount and an increase in legal service costs related to our intellectual property.
Other Expense. For the three months ended September 30, 2016 and 2015, interest expense was $0.7 million and $0.8 million, respectively, related to interest accrued on Curis Royalty’s outstanding debt with BioPharma-II. Interest income was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 and September 30, 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Revenues	$5,165	$5,786	(11)%
Costs and expenses:
Cost of royalty revenues	278	303	(8)%
Research and development	22,431	14,658	53%
In-process research and development	17,989	24,348	(26)%
General and administrative	11,743	9,712	21%
Other expense, net	1,801	2,285	(21)%
Net loss	$(49,077)	$(45,520)	8%
Revenues. Total revenues are summarized as follows:

	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Revenues:
Royalty revenues from Genentech	$5,403	$5,998	(10)%
Research and development, net	(238)	(212)	12%
Total Revenues	$5,165	$5,786	(11)%

Total revenues decreased by $0.6 million to $5.2 million for the nine months ended September 30, 2016 as compared to $5.8 million for the same period in 2015, related to a decrease in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the nine months ended September 30, 2016 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Direct research and development expenses	$14,710	$8,658	70%
Employee-related expenses	6,379	4,714	35%
Facilities, depreciation and other expenses	1,342	1,286	4%
Total research and development expenses	$22,431	$14,658	53%
Research and development expenses were $22.4 million for the nine months ended September 30, 2016, as compared to $14.7 million in the same period in 2015, an increase of $7.8 million, or 53%. Direct research and development expenses increased $6.1 million for the nine months ended September 30, 2016, which was primarily the result of increased costs related to ongoing clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials, as well as initial costs for our Phase 2 trial, which was initiated in January 2016. In addition, costs for programs under our Aurigene collaboration increased for the nine months ended September 30, 2016, which costs include a $3.0 million milestone payment to Aurigene upon the FDA acceptance of our CA-170 IND and outside costs to support such programs, including initial costs for our CA-170 Phase 1 trial, which was initiated in June 2016. In comparison, direct research and development expense for the nine months ended September 30, 2015 includes a $2.0 million milestone payment to Aurigene for selection of the third program under the collaboration. Employee-related expenses increased $1.7 million for the nine months ended September 30, 2016, which was primarily due to additional headcount, offset by a decrease in stock-based compensation of $0.2 million. Facilities, depreciation and other expenses have increased by $0.1 million for the nine months ended September 30, 2016 due to increased occupancy costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
In-process Research and Development. For the nine months ended September 30, 2016, we recognized in-process research and development expenses of $18.0 million, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. For the nine months ended September 30, 2015, we recognized in-process research and development expenses of $24.3 million, which represented the partial consideration we paid for rights granted to us under the collaboration agreement with Aurigene.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2016	2015
	(in thousands)
Personnel	$3,399	$2,825	20%
Occupancy and depreciation	326	294	11%
Legal services	2,098	1,690	24%
Professional and consulting services	1,724	1,717	—%
Insurance costs	292	271	8%
Other general and administrative expenses	1,124	811	39%
Stock-based compensation	2,780	2,104	32%
Total general and administrative expenses	$11,743	$9,712	21%

General and administrative expenses increased by $2.0 million, or 21%, for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increase in general administrative expense was driven primarily by higher personnel costs and stock-based compensation due to increased headcount and an increase in legal service costs related to our intellectual property.
Other Expense. For the nine months ended September 30, 2016 and 2015, interest expense was $2.1 million and $2.5 million, respectively, related to interest accrued on Curis Royalty’s outstanding debt with BioPharma-II. Interest income was $0.3 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of

1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of September 30, 2016, we have not sold any shares of common stock pursuant to this sales agreement.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest is currently being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to us. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated. Payments to BioPharma-II for the nine months ended September 30, 2016 totaled $5.3 million, of which $3.2 million has been applied to the principal, and the remainder satisfying interest obligations. As of September 30, 2016, Curis Royalty owed a total of $21.3 million, gross of issuance costs, to BioPharma-II, including accrued interest.
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
At September 30, 2016, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $53.4 million, excluding our restricted cash of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $26.4 million during the nine months ended September 30, 2016 was primarily the result of our net loss for the period of $49.1 million, offset by non-cash charges consisting of the stock issuance to Aurigene as consideration for the amendment to our collaboration agreement with Aurigene, stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $21.6 million. In addition, accounts payable and accrued liabilities increased $1.1 million, accounts receivable decreased $0.2 million and prepaid assets increased $0.3 million related to deposits made with vendors.
Net cash used in operating activities of $19.0 million during the nine-month period ended September 30, 2015 was primarily the result of our net loss for the period of $45.5 million, offset by non-cash charges consisting of the stock issuance to

Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation, totaling $27.1 million. In addition, accounts receivable increased $0.4 million related to an increase in Erivedge royalties and prepaid assets increased $0.3 million related to deposits made with vendors.
We expect to continue to use cash in operations as we seek to advance our drug candidates and at least three programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $16.1 million and accounted for cash expenditures of $22.1 million for the nine months ended September 30, 2016 and 2015, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities used cash of $2.1 million for the nine months ended September 30, 2016 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $3.2 million, offset by $1.2 million in proceeds from the exercise of stock options. Financing activities provided cash of $62.0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we received $64.6 million in net proceeds from our underwritten public offering of common stock and proceeds of $0.2 million from the exercise of stock options. These proceeds were offset by the principal payment on Curis Royalty’s loan with BioPharma-II of $2.8 million.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2016, we had an accumulated deficit of approximately $887.6 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses.
In June 2016, we announced the FDA acceptance of the IND for CA-170, upon which we paid a $3.0 million milestone payment to Aurigene. In September 2016, we entered into an amendment to our license agreement with Aurigene, pursuant to which Aurigene received 10,208,333 shares of common stock in lieu of receiving up to $24.5 million of milestones and other payments from Curis. In October 2016, we exercised our option related to the third program, upon which we paid a $1.5 million payment to Aurigene. In addition, subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. The first of such option fees will be $7.5 million, to be paid in two equal installments, we currently estimate that these payments will be due in the first and third quarters of 2017.
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
We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at September 30, 2016 should enable us to maintain current and planned operations into the second half of 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are outside our control, including the following:

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
We have no off-balance sheet arrangements as of September 30, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year. All marketable securities are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by the volatile business environment and continued unpredictable and unstable market conditions.
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since September 30, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $49.1 million for the nine months ended September 30, 2016 and $59.0 million, $18.7 million and $12.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of September 30, 2016, we had an accumulated deficit of $887.6 million. We have not completed the development of any product candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a product candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various current and past licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We do not expect to generate significant revenues other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our operating and capital requirements currently include the need to support our research and development activities for CUDC-907 and CA-170, as well as development candidates we have and may continue to license under our collaboration with Aurigene. We expect that we will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under the collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We expect our development activity-related expenses to substantially increase in connection with CUDC-907, CA-170 and other Aurigene programs. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at September 30, 2016 should enable us to maintain current and planned operations into the second half of 2017. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control, including the following:

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
Genentech has advised us that Novartis recorded sales of sonidegib (Odomzo®) in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015 from 5 – 7.5% to 3 – 5.5%. We also anticipate that sales of sonidegib could adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to BioPharma II.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907 and CA-170, as well as funding programs that we have and may continue to license and develop under our collaboration with Aurigene;

•
fluctuations in sales of Erivedge and related royalty payments, including those resulting from the sales of competing products such as Hedgehog signaling pathway inhibitor sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is marketed and sold by Novartis in the U.S.;

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
We have invested a significant portion of our efforts and financial resources on our most advanced product candidate, CUDC-907. In addition, under our agreement with Aurigene, we have the option to license specified programs from Aurigene, and in October 2015, we exercised options to exclusively license two programs under this agreement, and in October 2016 we exercised our option to exclusively license a third program, which is focused on evaluating small molecule antagonists of PD1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) pathways, including small molecules that target PDL1 and TIM3. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•
successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907 and CA-170 as well as potential compounds that we may develop under our collaboration agreement with Aurigene;

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
Enrollment delays in our clinical trials, including for the additional clinical trials of CUDC-907 and CA-170, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
Our drug candidates face competition from existing and new technologies and products being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, we are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway. We believe that there are currently at least four other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer Inc, or Pfizer.
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
In October 2015, we exercised options to license the first two programs under our collaboration with Aurigene. The first licensed program is focused on the development of orally-available small molecule antagonists of PD1 and VISTA pathways in the immuno-oncology field. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field. We are aware of at least three other companies that are developing IRAK4 inhibitors: Pfizer, Nimbus Discovery in collaboration with Genentech, and TG Therapeutics (in-licensed an IRAK4 inhibitor from Ligand Pharmaceuticals). In addition, there are three approved drugs on the market that target PD1/PDL1 interactions (Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™ and Roche’s Tecentriq™) and a number of drug candidates in various stages of development that target the similar interactions such as Merck KGaA / Pfizer’s avelumab, AstraZeneca/MedImmune’s MEDI4736 and MEDI0680, and others. Additionally, in October 2016, we exercised our option to license the third program under our collaboration with Aurigene, that is focused on the development of orally-available small molecule antagonists of PD1 and TIM3 pathways, including small molecules that target PDL1 within immuno-oncology. We are aware of at least two TIM3 targeting antibodies that are being investigated in clinical trials currently (Novartis’s MBG453 and Tesaro’s TSR-022) and there are several others in various stages of preclinical development.
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
RISKS RELATING TO OUR DEPENDENCE ON THIRD PARTIES
We are reliant on Genentech and Roche for the successful development and commercialization of Erivedge. If Genentech and Roche do not successfully commercialize Erivedge for advanced BCC or develop Erivedge for other indications, our future prospects may be substantially harmed.
Erivedge is FDA-approved for people with advanced BCC in the United States. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Outside of BCC, Roche and Genentech are also pursuing its potential development in other diseases including in IPF and MF. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

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
RISKS RELATING TO REGULATORY APPROVAL AND MARKETING OF OUR PRODUCT CANDIDATES AND
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through October 31, 2016. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen pursuant to which, from time to time, we may offer and sell through Cowen up to $30.0 million of the registered common stock that was on the shelf registration statement pursuant to one or more “at the market” offerings. As of September 30, 2016, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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
As of September 30, 2016, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 57.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated:	November 3, 2016	By:	/S/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated September 2, 2016, by and between Curis, Inc. and Daniel R. Passeri

†10.2	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited

10.3	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited

10.4	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.