Form 10-K
period 2016-12-31
CURIS INC
filed 2017-03-09
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-30347
________________________________
CURIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3505116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Maguire Road
Lexington, Massachusetts 02421
(Address of principal executive offices) (Zip Code)
617-503-6500
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2016 was approximately $92.4 million.
As of March 2, 2017, there were 141,888,676 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 16, 2017, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

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
Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of our Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, in 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, including patients with MYC-altered DLBCL. We are also conducting a Phase 1 trial in patients with solid tumors, and have directed our efforts in this study to enroll patients whose cancers have MYC involvement.
We are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death, or PD1, and V-domain Ig suppressor of T-cell activation, or VISTA, pathways in the immuno-oncology field, including the development candidate designated CA-170, which targets programmed death ligand-1, or PDL1, and VISTA. In June 2016, we announced the acceptance by the United States Food and Drug Administration, or FDA, of the IND for CA-170 and dosed the first patient in a Phase 1 trial of CA-170. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4, or IRAK4, in the precision oncology field, with the lead development candidate designated CA-4948. In addition, in October 2015, we selected a third program for development under the collaboration, which represents the second program within the immuno-oncology field. This third program in the collaboration is focused on evaluating and developing small molecule antagonists of both the PD1 pathway and T-cell immunoglobulin and mucin domain containing protein-3, or TIM3. In October 2016, we exercised our option to license this third program and designated CA-327 as the development candidate.
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
 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the years ended December 31, 2016, 2015 and 2014, milestone and royalty payments from Genentech accounted for $7.5 million, or 100%, $8.0 million, or 100%, and $9.8 million, or 100%, respectively, of our revenue, all of which was related to the development and commercialization of Erivedge.
CUDC-907
CUDC-907 was invented by Curis scientists and is an oral, dual inhibitor of Class I and II HDAC, as well as Class I PI3K enzymes. Specifically, CUDC-907 inhibits HDACs 1, 2, 3, 6 and 10 and PI3K-alpha, delta and beta isoforms. Inhibitors of HDAC enzymes can affect a number of cell functions and cancer cell viability by regulating the acetylation of both histone and non-histone substrates. Multiple inhibitors of HDACs have been approved by the FDA for treatment of hematologic malignancies. PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. Idelalisib, a PI3K delta inhibitor, is approved by the FDA for treatment of patients with follicular lymphoma, small lymphocytic lymphoma, or chronic lymphocytic leukemia. CUDC-907 has shown potent antitumor activity in a variety of hematologic tumor models such as non-Hodgkin’s lymphoma (including some with alterations in MYC oncogene) and multiple myeloma.

In light of substantial unmet need for more effective therapies, in April 2015 the FDA granted CUDC-907-orphan drug designation for the treatment of DLBCL, a type of non-Hodgkin’s Lymphoma.

In June 2016, an analysis of the data from a total of 75 patients in the Phase 1 trial of CUDC-907 was presented at the European Hematology Association's annual meeting. The Phase 1 dose escalation and expansion trial was designed to determine the maximum tolerated dose (MTD), recommended Phase 2 dose (RP2D) and preliminary anti-cancer activity of oral CUDC-907 in patients with relapsed/refractory lymphoma or multiple myeloma (MM). In this Phase 1 trial, eight objective responses (two complete responses and six partial responses) were reported in 18 response-evaluable patients out of a total of 25 patients with relapsed/refractory DLBCL enrolled in the study receiving CUDC-907 monotherapy.

In a retrospective post hoc analysis, four of the eight patients who achieved objective responses had tumors with confirmed MYC oncogene alterations (defined as chromosome translocation involving MYC gene locus, gain in MYC gene copy number, or MYC protein over-expression in ≥ 40% tumor cells).  One of the eight patients had tumors confirmed as MYC negative and four of the eight patients had tumors whose MYC status could not be determined.
The recommended Phase 2 dose, or RP2D, of CUDC-907, was determined to be once daily oral administration of 60 mg dose using a 5 days “on”/2 days “off” schedule in 21-day cycles.  The most common drug related adverse events (AEs) reported in the study have been low grade (Grade 1 and 2) diarrhea, fatigue and nausea.  Dose limiting toxicities (DLTs) have consisted of diarrhea and hyperglycemia, however no DLTs occurred at the RP2D.  Other drug-related Grade 3 or Grade 4 AEs reported in 3 or more patients included thrombocytopenia and neutrophil decrease (hematologic AEs) as well as diarrhea, hyperglycemia and fatigue (non-hematologic AEs).
In preclinical studies, CUDC-907 treatment of DLBCL cell lines was shown to result in complete suppression of MYC protein levels in a rapid and dose dependent manner. Additionally, anti-tumor activity was observed in multiple in vivo MYC-altered DLBCL tumor models.
Based on the results of a Phase 1 clinical trial of CUDC-907 as discussed above, in 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 to treat patients with relapsed or refractory DLBCL, including those whose tumor harbors alterations of the MYC oncogene. The study is designed to enroll up to 100 patients with DLBCL with MYC alterations and will evaluate the safety and efficacy of CUDC-907 administered as a monotherapy. Study objectives include measurement of objective response rate, progression-free survival, overall survival, duration of response, incidence and severity of adverse events and other safety parameters, and to characterize the pharmacokinetics of CUDC-907.
CUDC-907 is also being examined in a second, ongoing Phase 1 trial that is designed to investigate its activity in patients with advanced solid tumors with MYC involvement.
We are party to an agreement with The Leukemia and Lymphoma Society, or LLS, dated November 2011, and as amended in August 2015. We agreed to make up to $1.7 million in future payments to LLS, which equals the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to the achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program in hematological malignancies. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
CA-170
CA-170 is an oral small molecule drug candidate that is designed to selectively target PDL1 and VISTA immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-170 is being developed by Curis under the collaboration with Aurigene, and in October 2015, we exercised our option to license this drug candidate and the associated program under the collaboration agreement with Aurigene.
CA-170 can potently rescue effector functions of T cells (such as cytokine secretion and proliferation) that are inhibited in the presence of PDL1/L2 and VISTA checkpoint proteins. CA-170 has demonstrated high selectivity, and is unable to rescue T cells functions in the presence of other checkpoint protein molecules such as TIM3, CTLA4, LAG-3 and BTLA. Additionally, in multiple syngeneic mouse tumor models (such as melanoma and colon cancer), oral administration of CA-170 resulted in anti-tumor activity but no such activity was observed in immune deficient mice, suggesting that the in vivo anti-cancer effects of CA-170 require an intact immune system. In June 2016, we announced the FDA acceptance of the IND for CA-170 and dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2016, we presented preliminary clinical pharmacokinetic and early biomarker data from a limited number of patients from the dose escalation phase of the ongoing dose escalation stage of CA-170's Phase 1 trial at the Society for Immunotherapy of Cancer (SITC) Meeting. The data demonstrated that similar to the preclinical findings, CA-170 has a dose proportional and predictable PK profile in patients treated orally at various doses in the ongoing dose escalation stage of the study. Additionally, evaluation of patient blood samples demonstrate that CA-170 appears to be biologically active in modulating the immune system, with a several-fold increase in percentage of circulating CD8+ T cells expressing activation markers within 24 hours of oral dosing.

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
CA-4948 is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. We expect to complete preclinical and toxicology studies to file an IND application for CA-4948 in the second half of 2017.
CA-327
CA-327 is an oral small molecule drug candidate that is designed to selectively target PDL1 and TIM3 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. In October 2016, Curis exercised its option within the collaboration to license the PD1/TIM3 program from Aurigene. CA-327 is the development candidate from this program and is currently undergoing IND-enabling studies. In November 2016, Aurigene presented data from preclinical in vitro and in vivo studies at the SITC meeting. We expect to complete preclinical and toxicology studies to file an IND application for CA-327 in the second half of 2017.
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
Erivedge is FDA-approved for adults with metastatic basal cell carcinoma, or with locally advanced basal cell carcinoma that has recurred following surgery or who are not candidates for surgery, and who are not candidates for radiation and is being developed under a collaboration agreement with Genentech. Genentech and Roche are responsible for the clinical development and global commercialization of Erivedge. Erivedge is currently marketed and sold in the U.S. by Genentech and in the European Union, Australia and several other countries by Roche.
In January 2012, Erivedge became the first FDA-approved medicine for adults with advanced forms of BCC. In May 2013, Australia’s TGA approved Erivedge for the treatment of advanced BCC. In July 2013, the European Commission granted conditional approval for the marketing of Erivedge as the first licensed treatment for patients with advanced BCC in all 28 European Union member states. In November 2016, based on the results from the STEVIE study conducted by Roche that included 1,215 patients with advanced BCC, the European Commission converted Erivedge’s marketing authorization from ‘conditional' to ‘full approval'. Primary analysis from STEVIE was presented at the American Society of Clinical Oncology (ASCO) meeting in June 2016 and confirmed a similar safety profile to that observed in the pivotal ERIVANCE BCC study. In addition, investigator-assessed response rates showed a high rate of tumor control, including multiple complete and durable responses.

In addition to the regulatory and commercialization efforts in advanced BCC, Roche and Genentech are also continuing Erivedge’s clinical development and have initiated clinical studies of Erivedge in other indications including IPF and MF.
For a further discussion of our Hedgehog collaboration agreement with Genentech, see “Business—Our Collaborations and License Agreements —Genentech Hedgehog Signaling Pathway Collaboration Agreement.”
CUDC-427
CUDC-427 is an oral, small molecule Smac mimetic that is designed to promote cancer cell death by antagonizing IAP proteins. In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427. Under the terms of the license agreement, we have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech would be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered single digit royalty on net sales of CUDC-427, if any.
We have completed a Phase 1 trial of CUDC-427 in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily on a 14 days on, 7 days off schedule. No dose limiting toxicities occurred on this dose and schedule. There are currently no ongoing trials with CUDC-427.
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
We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170, CA-327 and CA-4948. As such, we are currently seeking to collaborate with third parties for further development of CUDC-305.
For a further discussion of our license and termination and transition agreements with Debiopharm, see “Business—Our Collaborations and License Agreements—Debiopharm Agreement.”
Our Collaborations and License Agreements
Aurigene Collaboration Agreement
Collaboration Overview.    In January 2015, we entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds.
For each program, Aurigene has granted us an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world, except for India and Russia. For the development, manufacture, and commercialization of compounds from a particular program and products containing such compounds in India and Russia, Aurigene will grant us the royalty-bearing license described above for such program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology upon exercise of the relevant option.
There are currently multiple licensed programs under this collaboration, including two programs targeting immune checkpoint regulators and one program targeting the IRAK4 kinase. In October 2015, we exercised options to license the first two programs under this collaboration. In October 2016, we exercised our option to license the third program under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of the PD1 and VISTA pathways in the immuno-oncology field, with the development candidate designated CA-170, which targets PDL1 and VISTA. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field, with the development candidate designated CA-4948. The third licensed program in the collaboration, is focused on evaluating small molecule antagonists of the PD1 and TIM3 immune checkpoint pathways, including compounds that target PDL1 and TIM3, with the development candidate designated CA-327. In June 2016, we announced the FDA acceptance of the IND for CA-170 and dosed the first patient in a Phase 1 trial of CA-170.
For each licensed program, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees is $7.5 million, to be paid in two equal installments. In January 2017, we extended our collaboration exclusivity with Aurigene and paid the first installment of the exclusivity option fee. The second installment of the exclusivity option fee is estimated to be paid in the third quarter of 2017.
In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, and our payment of an annual exclusivity fee on a program-by-program basis, we and Aurigene have agreed to collaborate exclusively with each other on each program for which there are ongoing activities in research or development, or for which we have exercised our option to exclusively license (as described above) and we or our affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market.
For each product that may be commercialized, we have granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in our territory.
Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock valued at $24.3 million in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
Research Payments, Option Exercise Fees and Milestone Payments.    We have agreed to make the following research payments, option exercise fees and milestone payments to Aurigene:

•
for the PD1/VISTA and IRAK4 programs: up to $52.5 million per program, comprised of: $3.0 million for each option exercise, $3.0 million upon acceptance of each IND filing, $4.0 million upon dosing of the fifth patient in our first Phase 1 clinical trial in each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, we agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs;

•
for the third (PD1/TIM3) and fourth programs: up to $50.0 million per program, comprised of: $2.0 million for a program selection fee, $3.0 million for an option exercise, $2.5 million upon acceptance of an IND filing, as well as development, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•
for any program thereafter: up to $140.5 million per program, comprised of: up to a total of $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Amendment to Collaboration Agreement. On September 7, 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 10,208,333 shares of our common stock, Aurigene waived payment of up to a total of $24.5 million in milestones and other payments from us that may become due under the collaboration agreement. The following milestones and other payments have been waived:

•	$1.0 million payment for extended exclusivity related to the IRAK4 program;

•	$3.0 million payment upon acceptance of IND filing related to the IRAK4 program;

•	$4.0 million payment upon dosing of the fifth patient in our Phase 1 clinical trial for the IRAK4 program;

•	$1.0 million payment for extended exclusivity related to the PD1/VISTA program;

•	$4.0 million payment upon dosing of the fifth patient in our Phase 1 clinical trial for the PD1/VISTA program;

•	$1.5 million, or 50%, of the payment related to the option exercise payment of the third program;

•	$2.5 million payment upon acceptance of IND filing related to the third program;

•	$2.0 million payment for program selection fee of the fourth program;

•	$3.0 million payment for option exercise of the fourth program; and

•	$2.5 million payment upon acceptance of IND filing related to the fourth program.
To the extent any of these milestone or other payments described above would not otherwise be payable by us, e.g., in the event one or more of the listed milestone events do not occur, we will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that if we exercise the option for the third and fourth programs, we will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.
Since the inception of the agreement through December 31, 2016, we have incurred costs totaling $14.5 million related to the first, second and third programs under the collaboration.
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
The collaboration agreement may be terminated, either in its entirety or with respect to a particular program, by either Aurigene or us for uncured material breach by the other party, other than an uncured material breach by the other party of its diligence obligations with respect to a program or licensed program. If an uncured material breach other than a diligence breach relates to a particular program or licensed program, the non-breaching party may terminate the collaboration agreement only with respect to that program or licensed program. However, after initiation of the first pivotal clinical trial of a product for a licensed program, Aurigene may not terminate the collaboration agreement with respect to such licensed program for an uncured non diligence breach by us, except in the case of our uncured material breach of our payment obligations with respect to such licensed program, but Aurigene may pursue any and all remedies that may be available to it at law or in equity as a result of such breach. Similarly, after initiation of the first pivotal clinical trial of a product for a licensed program, we may not terminate the collaboration agreement with respect to the license we have granted Aurigene for its territory of India and Russia for such licensed program for an uncured non diligence breach by Aurigene, but we may pursue any and all remedies that may be available to us at law or in equity as a result of such breach.

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
Genentech and Roche have primary responsibility for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation and sales and marketing. We are eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives, of which we have received $59.0 million to date.
In addition to these payments and pursuant to the agreement, Curis is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Novartis (agreed to be sold to Sun Pharmaceutical Industries Ltd. in December 2016), for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of sonidegib in the United States.
In November 2012, we formed a wholly owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors. In connection with the loan, we transferred to Curis Royalty our rights to receive royalty and royalty related payments on the commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty related payments. The loan constitutes an obligation of Curis Royalty and is non-recourse to Curis.
Quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, as described below, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts will be applied first, to pay interest and second, principal on the loan. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. As a result of the loan received from BioPharma-II, we will continue to record royalty revenue from Genentech but expect such revenues will be used to pay down such loan until it is repaid in full.
On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty for the purpose of refinancing the prior loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma-II would terminate in its entirety. Pursuant to the credit agreement, HealthCare Royalty would make a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which would be used to pay off the approximately $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The residual proceeds of the loan would be distributed to Curis as sole equity member of Curis Royalty. The loan from HealthCare Royalty would be substantially similar to the loan with BioPharma-II, including that it would be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement. In connection with the loan, Curis Royalty will grant a first priority lien and security interest (excluding certain payments allocable to academic institutions) in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis, except that (i) Curis has agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’ equity interest in Curis Royalty and (ii) under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis. The closing of the new loan with HealthCare Royalty is subject to certain conditions precedent specified in the credit agreement, including the parties having received payoff and termination documentation from BioPharma-II. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”
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
In addition to the regulatory and commercialization efforts in advanced BCC, Roche and Genentech have initiated clinical studies of Erivedge in other diseases including in IPF and MF. The details of these studies can be found at www.clinicaltrials.gov.
Genentech IAP License Agreement
In 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427, an oral, small molecule Smac mimetic that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we and/or our sublicensees have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories and a tiered single digit royalty on net sales of CUDC-427, if any. The license agreement will continue to be in effect until expiration of all royalty payment obligations with respect to any product, unless earlier terminated by either party as described below. Upon satisfaction of all such royalty payment obligations, the license would become royalty-free, fully paid-up, irrevocable and perpetual.
We have completed a Phase 1 trial of CUDC-427 in which consecutive cohorts of patients according to the standard 3+3 design were treated with CUDC-427 at dose levels of 100, 200 and 300 mg daily on a 14 days on, 7 days off schedule. No dose limiting toxicities occurred on this dose and schedule. Currently there are no ongoing clinical trials testing CUDC-427.
Both we and Genentech may terminate the license agreement prior to expiration in the event of the uncured material breach of the agreement by the other party. In addition, we may terminate the license agreement prior to expiration for any reason upon 90 days’ prior written notice to Genentech. Upon any termination of the license agreement, the license granted to us will terminate and revert to Genentech. If Genentech terminates the license agreement for an uncured material breach by us, or if we terminate the agreement for any reason other than uncured material breach by Genentech, Genentech will be entitled to certain licenses and other rights with respect to products existing as of the date of termination, and we may, under specified circumstances, be obligated to supply products to Genentech for a limited period after termination.
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
Further under the terms of the transition agreement, Debiopharm transitioned ongoing CUDC-305 development and manufacturing activities to us and made available all necessary information generated by or on behalf of Debiopharm for us to pursue the manufacturing of CUDC-305.
We have agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305, and the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii) 20% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $30.0 million.
We currently intend to utilize our available resources for the continued development of CUDC-907 and drug candidates under our collaboration with Aurigene, including CA-170, CA-327 and CA-4948 and we are currently seeking to collaborate with third parties for further development of CUDC-305.
Corporate Information
We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 4 Maguire Road, Lexington, MA 02421 and our telephone number is (617) 503-6500.
CurisTM and the Curis logo are trademarks or registered trademarks of Curis, and Erivedge® is a trademark of Genentech. This annual report on Form 10-K may also contain trademarks and trade names of others.
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
In the U.S., as of December 31, 2016, we have 88 issued or allowed patents expiring on various dates between 2017 and 2034 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
CUDC-907 and other Targeted Drug Candidates.    As of December 31, 2016, we have 28 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for CUDC-907, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress. We have also exclusively licensed worldwide rights from Genentech covering CUDC-427, which includes 6 issued U.S. patents or allowed U.S. applications expiring on various dates between 2025 and 2033. The portfolio consists of a broad filing which cover a genus of compounds which embrace CUDC-427 and their methods of use thereof, as well as a narrow filing which specifically covers CUDC-427, as well as pharmaceutical compositions and methods of use thereof. The exclusively licensed portfolio also includes rights to foreign filings corresponding to the aforementioned U.S. filings.
CA-170, CA-4948, CA-327 and Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs and the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2016, there are two issued U.S. patents included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2016, we have 52 issued U.S. patents expiring on various dates between 2017 and 2034, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
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
Research and Development Program
As of December 31, 2016, our research and development group consisted of 42 employees, including medical doctors, molecular biologists, cell biologists, pharmacologists and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.

For the years ended December 31, 2016, 2015 and 2014, we incurred expenses of $31.6 million, $26.7 million and $13.7 million, respectively on company-sponsored research and development activities. We also recorded in-process research and development expenses of $18.0 million for the year ended December 31, 2016 which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. We recorded in-process research and development expenses of $24.3 million for the year ended December 31, 2015, which represents the partial consideration for the rights granted to us under the collaboration agreement with Aurigene in January 2015. We had no collaborator-sponsored research and development expense for the years ended December 31, 2016, 2015 and 2014.
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
Our drug candidates must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

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
Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•
Phase 1.    The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, distribution, metabolism, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•
Phase 2.    The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage, and regimen.

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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data, that may be used later to support an NDA. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Review of an NDA by the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $0.5 million per establishment and $0.1 million per product. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.
The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs, as per the Prescription Drug User Fee Act (PDUFA) of 1992 and its reauthorizations. Currently under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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
The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making approval decisions.
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
505(b)(2) NDAs
As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
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
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.
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
The 21st Century Cures Act
On December 13, 2016, President Obama signed the 21st Century Cures Act (“Cures Act”) into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.
With amendments to the FDCA and the Public Health Service Act (“PHSA”), Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.
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
In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable in and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than May 28, 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

PRIME Designation in the EU
In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our drug candidate is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, drug candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our drug candidate could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
Outside the United States, ensuring adequate coverage and payment for our drug candidate will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our drug candidate or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.
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

•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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
With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act.  It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from drug candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop drug candidates.
Competition
Our drug candidates, if approved, will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics that target signaling pathways to treat cancers, is intense and rapidly evolving. Our competitors include large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology firms, that are developing cancer therapies in the same indications as we are. Many competitors have substantially greater research, development, manufacturing, marketing, and financial capabilities, than we do. Successful development and commercialization of products depends on the ability to differentiate the benefits of our products (e.g. efficacy, safety, dosing, route of administration, convenience, and cost-effectiveness) over competing drug or biologic therapies.
There are several companies developing drug candidates that target the same molecular targets and signaling pathways, and in some cases the same cancer indications, that are being pursued by us and our collaborators. We believe our primary competitors by molecular target are as follows:
CUDC-907:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially-available drugs that individually target HDAC. For example, commercially available HDAC inhibitors include Farydak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Company, Istodax™ (romidepsin), which is produced by Celgene Corporation, Beleodaq™ (belinostat) which is produced by Spectrum Pharmaceuticals and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Mirati Therapeutics (mocetinostat), Syndax Pharmaceuticals, Inc. (entinostat), MEI Pharma, Inc. (pracinostat), Regenacy Pharmaceuticals, LLC (ricolinostat), Italfarmaco S.p.A. (givinostat), and Celleron Therapeutics (CXD101). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There is currently only one approved isoform specific PI3K inhibitor on the market, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Inc. Some of the other companies developing PI3K inhibitors include Novartis International AG (BKM120/ buparlisib, BYL719, CDZ173), Bayer AG (copanlisib/ BAY 80-6946), Genentech / Roche (taselisib), Verastem, Inc. (duvelisib), Takeda Pharmaceutical Company Limited (TAK-117, previously MLN1117), GlaxoSmithKline plc (GSK2636771), Pfizer, Inc. (gedatolisib/PF-05212384), Sanofi (voxtalisib/XL765/SAR245409), TG Therapeutics, Inc. (TGR-1202), Incyte Corporation (INCB050465) and Zenyaku Kogyo Co., Ltd (ZSTK474).
Licensed Programs Under Aurigene Collaboration.    We are aware of at least five other companies that are developing IRAK4 inhibitors for oncology indications: Pfizer, Nimbus Discovery, TG Therapeutics, Merck and Amgen. In addition, there are three approved drugs on the market that target PD1/ PDL1 interactions (Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™ and Roche’s Tecentriq™) and a number of drug candidates in various stages of development that target similar interactions such as Merck KGaA’s avelumab/ MSB0010718C (collaborator: Pfizer), AstraZeneca/ MedImmune’s durvalumab/ MEDI4736 and MEDI0680, and others. For the PD-1/TIM3 program, we are aware of at least two TIM3 targeting antibodies that are in clinical development presently (Novartis’s MBG453 and Tesaro/ Anaptys Bio’s TSR-022) and there are several others in various stages of preclinical development.
Erivedge.    We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway. There are several companies that have advanced Hedgehog signaling pathway inhibitors into clinical development, including among others, Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), Pfizer Inc. (glasdegib / PF-04449913), Pelle Pharm Inc. (patidegib), Novartis International AG (LEQ-506) and Senhwa Biosciences Inc. (silmitasertib / CX-4945). Other Hedgehog signaling pathway inhibitors are in earlier stages of clinical development. In 2015, Novartis’ sonidegib (Odomzo®), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union. In December 2016, Sun Pharmaceuticals Industries Ltd announced its plans to acquire Odomzo from Novartis subject to anti-trust clearance and closing conditions.
CUDC-427:    We are aware of several other companies developing antagonists of IAP proteins including, among others, Debiopharm SA (Debio 1143), Novartis AG (LCL161) and TMedivir AB (birinapant).
CUDC-305:    Several companies are investigating HSP90 inhibitors in clinical testing, including, among others, Astex Therapeutics Ltd. (onalespib/ AT13387), Vernalis (AUY922), and Medivir AB (ganetespib).

Many competing companies have financial, marketing and human resource capacities that are substantially greater than our own, which may provide these competitors with significant advantages over us. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products, in manufacturing products on a large scale and in effectively promoting products to healthcare providers, health plans and consumers which may enhance their competitive position relative to ours. In addition to competing with pharmaceutical and biotechnology companies, the products that we are developing would also compete with those being developed by academic and research institutions, government agencies and other public organizations. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for products and technologies that compete with our products and technologies.
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
For some of our programs, we rely on, or intend to rely on, strategic collaborators for support in our research programs and for preclinical evaluation and clinical development of our potential products and manufacturing and marketing of any products. Our strategic collaborators may conduct multiple product development efforts within each disease area that is the subject of our strategic collaboration with them. Our strategic collaboration agreements may not restrict the strategic collaborator from pursuing competing internal development efforts. Any of our drug candidates, therefore, may be subject to competition with a drug candidate under development by a strategic collaborator.
Manufacturing and Supply
We do not have our own manufacturing capabilities. We currently rely on collaborators or subcontractors, and we have no plans to develop our own manufacturing capability. Instead, we plan to continue to rely on corporate collaborators or subcontractors to manufacture products. If any of our current or planned collaborators or subcontractors encounters regulatory compliance problems or enforcement actions for their own or a collaborative product, it could have a material adverse effect on our business prospects.
We employ a material sourcing strategy that complies with regulatory requirements for building increasing amounts of quality into the product, beginning with raw materials and following through to packaged drug product for clinical use. Starting materials for the drug substance are typically sourced from qualified suppliers, and their production is conducted under our supervision. Where appropriate, redundant suppliers are added to ensure availability of key materials
Drug substance and product production, and subsequent packaging, labeling and distribution for all of our development candidates are conducted in the various locations under GMP controls.
Sales and Marketing
We have no sales, marketing or distribution experience or infrastructure and we have no current plans to develop such capabilities. We currently plan to rely on corporate collaborators for product sales, marketing and distribution.
Employees
As of December 31, 2016, we had 58 full-time employees, of whom 18 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 42 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Executive Officers of the Registrant
Our executive officers as of March 9, 2017 are as follows:

Name	Age	Position
Ali Fattaey, Ph.D.	51	President and Chief Executive Officer
James Dentzer	50	Chief Financial Officer and Chief Administrative Officer
Mani Mohindru, Ph.D.	45	Chief Strategy Officer
David Tuck, M.D.	65	Chief Medical Officer
Ali Fattaey, Ph.D.
Dr. Fattaey has served as our President and Chief Executive Officer and as a director since June 2014. From February 2013 to June 2014, Dr. Fattaey served as our President and Chief Operating Officer. From 2011 until February 2013, Dr. Fattaey served as the President and Chief Executive Officer of ACT Biotech, Inc., a biotechnology company. Dr. Fattaey served as ACT Biotech’s Chief Operating and Scientific Officer from 2008 until 2010. From June 2006 until January 2008, Dr. Fattaey served the Director of Science and Technology at the Melanoma Therapeutics Foundation, a non-profit organization. From January 2005 until June 2006, Dr. Fattaey was a strategic consultant for pharmaceutical and biotechnology companies. Dr. Fattaey was previously employed at Sagres Discovery, Inc., a biotechnology company, as its Chief Scientific Officer from November 2001 until April 2004 and subsequently as the Senior Vice President of Discovery Research at Chiron Corporation a California company following Chiron’s acquisition of Sagres Discovery. Dr. Fattaey was employed by Onyx Pharmaceuticals a Delaware company from January 1994 until June 2001, most recently as its Vice President of Discovery Research. Dr. Fattaey received his Ph.D. in microbiology from Kansas State University in 1989 and was a Research Fellow in Medicine at Harvard Medical School, Massachusetts General Hospital Cancer Center.

James Dentzer
Mr. Dentzer has served as our Chief Financial Officer and Administration Officer since March 2016. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference-based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.

Mani Mohindru, Ph.D.
Dr. Mohindru has served as our Chief Strategy Officer since March 2016. From April 2015 to February 2016, Dr. Mohindru served as our Senior Vice President of Corporate Strategy and Investor Relations. From June 2013 to March 2015, Dr. Mohindru served as our Vice President of Corporate Strategy and Investor Relations. From October 2012 to March 2016, Dr. Mohindru was the co-founder of ImmTox, Inc., a privately-held biotechnology company. From June 2011 to September 2012, Dr. Mohindru was a Senior Biotechnology Analyst at ThinkEquity, LLC, a research and investment banking firm. Previously, from June 2009 to May 2011, Dr. Mohindru was a Partner at Axon Healthcare Company, a strategic pharmaceutical and biotechnology consultancy firm that she co-founded. Dr. Mohindru was also a Managing Director at Capstone Investments in its investment banking division, a Vice President at Credit Suisse, and an Associate Research Analyst at global financial services firm UBS. Dr. Mohindru completed her Ph.D. in Neurosciences at Northwestern University and she received both her B.S. (Hons) in Human Biology and Masters in Biotechnology from the All India Institute of Medical Sciences, New Delhi, India.

David Tuck, M.D.
Dr. Tuck has served as our Chief Medical Officer since March 2016. From January 2016 to March 2016, Dr. Tuck served as our Senior Vice President, Clinical and Translational Sciences. Dr. Tuck previously served as our Vice President of Clinical and Translational Sciences from May 2015 through January 2016. He joined us from EMD Serono, the biopharmaceutical division of Merck KGaA, where he was Senior Medical Director in the Oncology Translational Innovation Program from 2013 until May 2015, overseeing activities ranging from early clinical development of small molecule and biologic targeted therapeutics, to novel target and biomarker identification focused on bioinformatics and genomics analysis. Prior to that, Dr. Tuck was employed by Bristol-Myers Squibb Oncology Research a Delaware company from December 2010 until May 2013, where he served in the roles of Translational Physician for ipilimumab, and external development leader in solid tumors and hematological malignancies for immune checkpoint inhibitors. Between 2000 and 2010, Dr. Tuck was an Associate Professor at Yale University. While at Yale, he led a research lab in genomics and bioinformatics of cancer, stem cells and molecular hematology. He also served as Associate Director of the Yale Comprehensive Cancer Center from 2000 to 2006. Dr. Tuck earned his B.A. at Harvard University and medical degree at the University of Vermont School of Medicine, and received board certification in internal medicine, medical oncology and hematology.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and in other documents we file with the SEC, in evaluating Curis and our business. If any of the following risks occurs, our business, financial condition, and operating results could be materially adversely affected.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $60.4 million, $59.0 million and $18.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $898.9 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials with respect to our lead drug candidates;

•	seek to identify and develop additional drug candidates;

•	acquire or in-license other drug candidates or technologies;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel; and

•	add equipment and physical infrastructure as may be required to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues is licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, all future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to BioPharma-II until the debt is fully repaid. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. For a further discussion of a new loan with HealthCare Royalty that would supersede the BioPharma-II loan, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”
We do not expect to generate significant revenues other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our drug candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our drugs from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations and cause a decline in the value of our common stock.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our operating and capital requirements currently include the plan to support our research and development activities for CUDC-907, CA-170, CA-327, CA-4948 and other programs, under our collaboration with Aurigene. We expect that we will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration provides for inclusion of multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We anticipate that our existing cash, cash equivalents, and investments at December 31, 2016 should enable us to maintain our planned operations into the second half of 2017. In order to ensure adequate cash resources for 12 months from the date of filing this Annual Report on Form 10-K, we intend to (i) close on our committed debt refinancing with HealthCare Royalty and (ii) reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30 million at-the-market sale facility with Cowen and Company or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:

•
whether or not we are able to successfully complete the planned debt refinancing transaction with HealthCare Royalty, which is subject to specified closing conditions and is expected to close on or before March 22, 2017 (see “Part II, Item 9B. Other Information - Royalty Financing Transaction”);

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

•
the costs of commercialization activities for any of our drug candidates that receive marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

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
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan pursuant to a credit agreement with BioPharma-II. As of December 31, 2016, there is $20.0 million outstanding under this loan. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on commercial sales of Erivedge that we receive from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis.
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

•
a material breach or default by Curis Royalty under certain ancillary transaction documents, in each case, which such breach or default is not cured within 30 days after written demand thereof by BioPharma-II;

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

The amount of royalty revenue we receive from sales of Erivedge is likely to be adversely affected by sales of a competing drug.
Pursuant to the terms of our collaboration agreement, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Novartis, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Novartis first recorded sales of sonidegib (Odomzo®) in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. We also believe that sales of sonidegib have, and are likely to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly-owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to BioPharma II.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907 and CA-170, as well as funding programs that we have licensed or and may in the future license and develop under our collaboration with Aurigene;

•
fluctuations in sales of Erivedge and related royalty payments, including fluctuations resulting from the sales of competing drugs such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is marketed and sold by Novartis in the U.S.;

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

RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUGS
The therapeutic efficacy of our drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.
Our drug candidates, including CUDC-907 and CA-170, are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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
We depend heavily on the success of our most advanced drug candidates. All of our drug candidates are still in early clinical or preclinical development. Preclinical studies and clinical trials of our drug candidates may not be successful. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
Our ability to generate drug revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, including CUDC-907 and CA-170 The success of our drug candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907, CA-170 and other compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully market, commercialize, or distribute our most advanced drug candidate, which would materially harm our business.
If clinical trials of any future drug candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we will be able to obtain these approvals.
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our drug candidates, or we may mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any collaborators, and impair our ability to generate revenues from drug sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we or they contemplate, if we, or they, are unable to successfully complete clinical trials of our drug candidates or other testing, or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our drug candidates, we, or any future collaborators, may:

•	incur additional unplanned costs;

•	be delayed in obtaining marketing approval for our drug candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the drug from the market after obtaining marketing approval.
Our failure to successfully initiate and complete clinical trials of our drug candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our drug candidates would significantly harm our business.
Adverse events or undesirable side effects caused by, or other unexpected properties of, drug candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.
Adverse events or undesirable side effects caused by, or other unexpected properties of, any drug candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.
If we, or any collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our drug candidates, potential clinical development, marketing approval or commercialization of our drug candidates could be delayed or prevented.
We, or any collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our current drug candidates or any future drug candidates that we, or any collaborators, may develop, including:

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our drug candidates may produce unfavorable or inconclusive results;

•	we, or any collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon drug development programs;

•
the number of patients required for clinical trials of our drug candidates may be larger than we, or any collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;

•	our estimates of the patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;

•	the cost of planned clinical trials of our drug candidates may be greater than we anticipate;

•
our third-party contractors or those of any collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;

•
patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•
we, or any collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate;

•
regulators or institutional review boards may require that we, or any collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

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

•
the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.
Drug development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our drug candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our drug candidates or allow our competitors, or the competitors of any collaborators, to bring drugs to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our drug candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our drug candidates.
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
Enrollment delays in our clinical trials, including for clinical trials of CUDC-907 and CA-170, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
Results of preclinical studies and early clinical trials may not be predictive of results of future late stage clinical trials.
We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our drug candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced drug candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We have never obtained marketing approval for a drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for our current drug candidates or any future drug candidates that we, or any future collaborators, may develop.
We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs for any of our drug candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.
Even if any drug candidates that we, or any collaborators, may develop receive marketing approval, we or others may later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the drug.
Clinical trials of any drug candidates we may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a drug candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;

•	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.
Any of these events could harm our business and operations, and could negatively impact our stock price.
Even if our drug candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
We have never commercialized a drug, and even if one of our drug candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching drugs or they are required to switch therapies due to lack of reimbursement for existing therapies.
Efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the drug;

•	the potential advantages of the drug compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the drug is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the drug for sale at competitive prices;

•	the drug’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the drug;

•	limitations or warnings, including distribution or use restrictions, contained in the drug’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the drug; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.
We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forgo pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
We have no sales, marketing, or distribution experience and, as such, plan to rely primarily on third parties who may not successfully market or sell any drugs we develop.
We have no sales, marketing, or drug distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, we granted Genentech the exclusive rights to distribute drugs resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing, and distribution activities of these third parties, and sales through these third parties could be less profitable for us than direct sales. These third parties could sell competing drugs and may devote insufficient sales efforts or resources to our drugs. Our future revenues will be materially dependent upon the successful efforts of these third parties.
We may seek to independently market and sell drugs that are not already subject to agreements with other parties. If we undertake to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant and skilled marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular drug; and

•	our direct sales and marketing efforts may not be successful.
We face substantial competition, and our competitors may discover, develop or commercialize drugs before or more successfully than we do.
Our drug candidates face competition from existing and new technologies and drugs being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, there are several companies developing drug candidates that target the same molecular targets that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, while we are not aware of other molecules in clinical testing that are designed as one chemical entity to target both PI3K and HDAC, there are commercially-available drugs that individually target PI3K or HDAC and there are multiple companies testing PI3K or HDAC inhibitors that are in various stages of clinical development.
We are aware of at least five other companies that are developing IRAK4 inhibitors: Pfizer, Nimbus Discovery in collaboration with Genentech, TG Therapeutics (in-licensed an IRAK4 inhibitor from Ligand Pharmaceuticals), Merck and Amgen. In addition, there are three approved drugs on the market that target PD1/PDL1 interactions (Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™, and Roche's Tecentriq™) and a number of drug candidates in various stages of development that target the similar interactions such as Merck KGaA / Pfizer’s avelumab, AstraZeneca/MedImmune’s MEDI4736 and MEDI0680, and others. We are aware of at least two TIM3 targeting antibodies that are being investigated in clinical trials currently (Novartis’s MBG453 and Tesaro’s TSR-022) and there are several others in various stages of preclinical development.
We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge. We believe that there are currently at least four other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer, Inc, or Pfizer. Furthermore, sonidegib is marketed by Novartis, for the treatment of adults with locally advanced BCC. In December 2016, Sun Pharmaceuticals Industries Ltd announced its plans to acquire Odomzo from Novartis subject to anti-trust clearance and closing conditions. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of Novartis’ sales of sonidegib.
Many of our competitors have substantially greater capital resources, research and development staffs and facilities, and more extensive experience than we have. As a result, efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or drugs uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for internal development, we face competition from companies that are more experienced in drug development and commercialization, obtaining regulatory approvals and drug manufacturing. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, any of these companies may be more successful in obtaining collaboration agreements or other monetary support, approval and commercialization of their drugs and/or may develop competing drugs more rapidly and/or at a lower cost.
If we are not able to compete effectively, then we may not be able, either alone or with others, to advance the development and commercialization of our drug candidates, which would adversely affect our ability to grow our business and become profitable.
Even if we, or any collaborators, are able to commercialize any drug candidate that we, or they, develop, the drug may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.
The commercial success of our drug candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors and coverage and reimbursement levels for drugs can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay commercial launch of the drug, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more drug candidates, even if our drug candidates obtain marketing approval.
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our drug candidates will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our drugs, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our drugs, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for drugs, which could result in lower than anticipated drug revenues. If the prices for our drugs, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
Drug liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any drugs that we may develop.
Liability claims are inherent in the process of researching, developing and commercializing human health care drugs and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Any such drug liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against drug liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of their merit or eventual outcome, drug liability claims would require us to spend significant time, money and other resources to defend such claims, could result in:

•	decreased demand for our drug candidates or drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	reduced resources of our management to pursue our business strategy; and

•	the reduced ability or inability to commercialize any drugs that we may develop.
Although we currently have drug liability insurance for our clinical trials, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful drug liability claim. The cost of any drug liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we commercialize any drug that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential drug liability claims, it could prevent or inhibit the development and commercial production and sale of our drug candidates, which could harm our business, financial condition, results of operations and prospects.
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

•
competing drugs are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Novartis (agreed to be sold to Sun Pharmaceutical Industries Ltd. in December 2016), both in the U.S. and abroad for the treatment of adults with locally advanced BCC;

•	new safety risks are identified; or

•
Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC;

•	Genentech and/or Roche determines to re-prioritize Genentech’s commercial or development programs and reduce or terminate Genentech’s efforts on the development or commercialization of Erivedge; or

•	Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge.
In addition, pursuant to the terms of our credit agreement with BioPharma-II, we expect that all royalties that Curis Royalty receives under our collaboration agreement with Genentech will, for the foreseeable future, be remitted to BioPharma-II in repayment of our loan.
We depend on third parties for the research and, as applicable, development and commercialization of certain programs. If one or more of our collaborators fails or delays in developing or, as applicable, commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.
Pursuant to our collaboration with Genentech, we have granted to Genentech exclusive rights to develop and commercialize drugs based upon our Hedgehog signaling pathway technologies. In addition, pursuant to our collaboration agreement with Aurigene, Aurigene may develop various immuno-oncology, selected precision oncology and other potential targets which we will have the option to license and advance into clinical trials. Collaborations involving our drug candidates, including our collaborations with Aurigene and Genentech, pose the following risks to us:

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

•
Our collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drug candidates that are the subject of our respective collaborations. For example, Genentech and Roche are involved in the commercialization of many cancer medicines and are seeking to develop several other cancer drug therapies, and Aurigene has other active cancer-focused discovery programs and has also entered into license agreements with other companies that focus on cancer therapies.

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

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize drugs.
We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the United States. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable us to retain development and certain commercial rights to most of our programs in at least the United States, should we elect to do so. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
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
We have no internal manufacturing experience or capabilities, and therefore cannot manufacture any of our drug candidates on a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize drugs, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and low yields of quality drugs. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.
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

•	we, and any collaborators, may not be able to initiate or continue certain preclinical and/or clinical trials of drugs under development;

•	we, and any collaborators, may be delayed in submitting applications for regulatory approvals for our drug candidates; and

•	we, and any collaborators, may not be able to meet commercial demand for any approved drugs.
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
Any contamination could materially adversely affect our ability to produce drug candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. A material shortage, contamination, recall or restriction on the use of substances in the manufacture of our drug candidates could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timeliness and our business, financial condition, results of operations, and future prospects.
RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH
If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.
We depend upon our senior management team. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our officers all serve pursuant to “at will” employment arrangements and can terminate their employment with us at any time. In the future, we may be dependent on other members of our management, scientific and development team.
Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize drugs successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our drug candidates will be limited.

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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
We may not be able to obtain and maintain patent protection for our technologies and drugs, our licensors may not be able to obtain and maintain patent protection for the technology or drugs that we license from them, and the patent protection we or they do obtain may not be sufficient to stop our competitors from using similar technology.
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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third parties and are reliant on our licensors. For example, while under our collaboration with Aurigene we have established a joint patent team to coordinate efforts on patent filing, prosecution, maintenance and other patent matters. We do not control the patent process until we have exercised our option to obtain an exclusive license on a program-by-program basis. In addition, we do not control the filing, prosecution of certain patent rights licensed to us under our IAP agreement with Genentech. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
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
Any patent litigation or other proceeding, even if resolved favorably, will likely require us to incur substantial costs and be a distraction to management. Some of our competitors may be able to sustain the cost of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. In addition, our collaborators and licensors may have rights to file and prosecute claims of infringement of certain of our intellectual property, and we are reliant on them. If a patent litigation or other intellectual property proceeding is resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling our future drugs without a license from the other party and be held liable for significant damages. Moreover, we may not be able to obtain required licenses on commercially acceptable terms or any terms at all. In addition, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Litigation results are highly unpredictable, and we or any collaborative partner may not prevail in any patent litigation or other proceeding in which we may become involved. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could damage our ability to compete in the marketplace.
We face risks relating to the enforcement of our intellectual property rights in China and India that could adversely affect our business.
We have conducted chemical development work through a contract research agreement with CROs in China and India. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Enforcement of intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.
In addition, we collaborate with Aurigene, an Indian company, in the development of new therapeutic compounds. Some or all of the intellectual property arising from this collaboration may be developed by Aurigene’s employees, consultants, and third-party contractors, and we have an option right under the collaboration agreement to obtain exclusive licenses to Aurigene’s rights in this intellectual property. Accordingly, our rights depend in part on Aurigene’s contracts with its employees and contractors and Aurigene’s ability to protect its trade secrets and other confidential information in India, both before and after we exercise our option to obtain exclusive license rights on a program-by-program basis. Enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we or Aurigene might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation.
If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by competitors.
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreement with CROs in China, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our or our collaborators' agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.
We are party to agreements that provide us licenses of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide us licenses to valuable technology. These licenses, including our agreement with Aurigene, impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of licensed subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and could lose our ability to develop our drugs. We may need to license other intellectual property to commercialize future drugs. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms.

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
RISKS RELATING TO REGULATORY APPROVAL AND MARKETING OF OUR DRUG CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our drug candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a drug candidate.
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our drug candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our drug candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.
The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our drug candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad. Any approval we are granted for our drug candidates in the United States would not assure approval of our drug candidates in foreign jurisdictions.
In order to market and sell our drugs in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before the drug can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our drugs in any market.
We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing drugs.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for drug candidates and may be unable to obtain such designations.
Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain orphan drug exclusivity for that drug candidate. Generally, a drug with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
Even if we, or any future collaborators, obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
Even if we, or any future collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our drugs may limit how we manufacture and market our drugs, which could impair our ability to generate revenue.
Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we and any future collaborators will not be able to promote any drugs we develop for indications or uses for which they are not approved.
In addition, manufacturers of approved drugs and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.
Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our drug candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, drug surveillance and quality control.
If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our drug candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.
Any of our drug candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement an FDA-sanctioned Risk Evaluation and Mitigation Strategy.
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.
In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such drugs, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a drug;

•	restrictions on drug distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the drugs from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of drugs;

•	restrictions on coverage by third-party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of drugs;

•	drug seizure; or

•	injunctions or the imposition of civil or criminal penalties.
We may seek a Breakthrough Therapy designation for one or more of our drug candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.
We may seek a Breakthrough Therapy designation for one or more of our drug candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drug candidates that have been designated Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our drug candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a drug candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as Breakthrough Therapies, the FDA may later decide that the drug candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
We may seek Fast Track designation for one or more of our drug candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a drug candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.
Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.
Among the provisions of the Patient Protection and Affordable Care Act, or PPACA, of potential importance to our business and our drug candidates are the following:

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
In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act.  It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.
Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:
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
Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Our drug products and other materials are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our drugs and solutions outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes in our drugs or solutions or changes in applicable export or import laws and regulations may create delays in the introduction, provision, or sale of our drugs and solutions in international markets, prevent customers from using our drugs and solutions or, in some cases, prevent the export or import of our drugs and solutions to certain countries, governments or persons altogether. Any limitation on our ability to export, provide, or sell our drugs and solutions could adversely affect our business, financial condition and results of operations.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste drugs. Even if we contract with third parties for the disposal of these materials and waste drugs, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidate and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our drug candidates could be delayed.

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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through March 2, 2017. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	the timing and result of clinical trials of our drug candidates;

•	announcements regarding new technologies and/or drug candidates by us or our competitors;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	litigation or public concern about the safety of our drug candidates;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	limited trading volume in our common stock; and

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets.
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
We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, and clinical trials, and other developments and milestones relating to our business and our collaboration agreements. Our collaborators may has also make public statements regarding their goals and expectations for their collaborations with us. The actual timing of any such events can vary dramatically due to a number of factors including delays or failures in our and our collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by all parties, and the inherent uncertainties in the regulatory approval and commercialization process. As a result:

•	our or our collaborators’ preclinical studies and clinical trials may not advance or be completed in the time frames we or they announce or expect;

•	we or our collaborators may not make regulatory submissions, receive regulatory approvals or commercialize approved drugs as predicted; and

•	we or our collaborators may not be able to adhere to our or their current schedule for the achievement of key milestones under any programs.
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
We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen, pursuant to which, from time to time, we may offer and sell through Cowen up to $30.0 million of the common stock registered on the shelf registration statement pursuant to one or more “at the market” offerings. As of December 31, 2016, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
If we are not able to maintain effective internal controls under Section 404 of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls, and requires our independent registered accounting firm to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.
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
As of December 31, 2016, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 54.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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
The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. A lack of research coverage or adverse coverage may negatively impact the market price of our common stock. In addition, if one or more of our current or potential future analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more of our current or potential future analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

A decline in our stock price may affect future fundraising efforts.
We currently have no drug revenues, and depend entirely on funds raised through other sources. One source of such funding is future debt and/or equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price, which may be affected by numerous factors including without limitation capital market conditions, evaluation of our stock by securities analysts, progress with respect to our clinical development programs, and the overall status of our business, finances and operations.
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

We currently lease a facility for our administrative, research and development requirements located at 4 Maguire Road in Lexington, Massachusetts consisting of 24,529 square feet pursuant to a lease that expires February 2018. We believe that our existing facility will be sufficient to meet our current needs and that suitable additional space will be available if and when needed.

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

Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2015	High	Low
First Quarter	$3.50	$1.27
Second Quarter	$3.65	$2.24
Third Quarter	$3.75	$1.82
Fourth Quarter	$3.18	$1.73

Year ended December 31, 2016
First Quarter	$2.89	$1.25
Second Quarter	$2.23	$1.47
Third Quarter	$2.64	$1.51
Fourth Quarter	$3.72	$2.28

Holders.    On March 2, 2017 the last reported sale price of our common stock per share on the NASDAQ Global Market was $2.41 and there were 210 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    None.
Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2011 through December 31, 2016, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Composite Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2011 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.
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

$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Curis, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	Fiscal year ending December 31,
	2011	2012	2013	2014	2015	2016
CURIS INC.	100.00	73.29	60.26	32.05	62.18	65.81
NASDAQ COMPOSITE INDEX	100.00	117.70	164.65	188.87	202.25	220.13
NASDAQ BIOTECHNOLOGY INDEX	100.00	132.72	220.22	295.88	330.71	260.12

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees(1)	$—	$—	$3,000	$10,000	$14,000
Royalties	7,810	8,031	6,757	3,942	1,530
Research and development, net(2)	(283)	(153)	86	1,060	1,442
Total revenues	7,527	7,878	9,843	15,002	16,972
Costs and expenses:
Cost of royalty revenues	399	406	339	198	176
Research and development.	31,590	26,699	13,659	12,927	15,493
In-process research and development(3)	17,989	24,348	—	—	9,500
General and administrative	15,588	12,906	11,707	11,293	10,423
Total costs and expenses	65,566	64,359	25,705	24,418	35,592
Loss from operations	(58,039)	(56,481)	(15,862)	(9,416)	(18,620)
Other (expense) income:
Interest income	406	277	165	165	150
Other (expense) income	(1)	548	—	—	—
Interest expense	(2,777)	(3,325)	(3,749)	(3,842)	(204)
Change in fair value of warrants(4)	—	—	717	771	2,257
Total other (expense) income	(2,372)	(2,500)	(2,867)	(2,906)	2,203
Net loss	$(60,411)	$(58,981)	$(18,729)	$(12,322)	$(16,417)
Net loss per common share (basic and diluted)	$(0.45)	$(0.48)	$(0.22)	$(0.15)	$(0.21)
Weighted average common shares (basic and diluted)	132,786	123,365	85,975	82,339	79,059

	(in thousands) As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$44,485	$82,191	$50,539	$68,906	$58,701
Working capital	34,654	74,743	42,148	53,607	52,873
Investment—restricted	153	153	166	180	194
Total assets	57,752	94,965	62,614	80,591	69,768
Long-term obligations(5)	14,939	19,697	22,763	28,859	31,522
Accumulated deficit	(898,948)	(838,537)	(779,555)	(760,827)	(748,505)
Total stockholders’ equity	29,266	64,510	29,784	45,174	34,267

_______________________

(1)
During the years ended December 31, 2014, 2013 and 2012, we recognized $3.0 million, $10.0 million and $14.0 million of revenue for cash payments that we earned during each of 2014, 2013, and 2012, respectively, under our June 2003 collaboration agreement with Genentech.

(2)
During the years ended December 31, 2016, 2015 and 2014, Genentech incurred expenses of $0.5 million, $0.4 million and $0.2 million, respectively. Under our June 2003 collaboration agreement with Genentech, we are obligated to reimburse these expenses. We have recorded these amounts as contra-revenues, which have been net against research and development revenues for the respective years. During the years ended December 31, 2013 and 2012, we recognized $0.7 million and $1.0 million, respectively, of research and development revenue for milestone payments that we earned under our November 2011 agreement with LLS.

(3)
During the years ended December 31, 2016, 2015 and 2012, we recognized in-process research and development charges of $18.0 million, $24.3 million and $9.5 million, related to the amendment or upfront consideration under our Aurigene and Genentech IAP license agreements, each respectively.

(4)
During the years ended December 31, 2014, 2013 and 2012, we recorded non-cash charges related to a change in the fair value of our warrant liability, established in connection with our registered direct offering in January 2010. All of the outstanding warrants at December 31, 2014 expired, unexercised, on January 27, 2015 in accordance with the warrant terms.

(5)	Long-term obligations are comprised of the following:

	(in thousands) As of December 31,
	2016	2015	2014	2013	2012
Long-term debt	$14,921	$19,558	$22,589	$27,945	$29,839
Warrants	—	—	—	717	1,488
Deferred rent payments	18	139	174	197	195
Total long-term obligations	$14,939	$19,697	$22,763	$28,859	$31,522

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of cancers. Our most advanced drug candidate is CUDC-907, an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of our Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, in 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, including patients with MYC-altered DLBCL. We are also conducting a Phase 1 trial in patients with solid tumors whose cancers have MYC involvement.
We are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death, or PD1, and V-domain Ig suppressor of T-cell activation, or VISTA, pathways in the immuno-oncology field, including the development candidate designated CA-170, which targets programmed death ligand-1, or PDL1, and VISTA. In June 2016, we announced FDA acceptance of the IND for CA-170 and we dosed the first patient in the Phase 1 trial of CA-170. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4, or IRAK4, in the precision oncology field, with the lead development candidate designated CA-4948. In addition, in October 2015 we selected a third program for potential development under the collaboration, which represents the second preclinical program within the immuno-oncology field. This third program in the collaboration, is focused on evaluating small molecule antagonists of PD1 and T-cell immunoglobulin and mucin domain containing protein, or TIM3, pathways, including small molecules that target PDL1 and TIM3. In October 2016, we exercised our option to license this third program and designated CA-327 as the development candidate.
Our other collaborators, F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced BCC. Roche and Genentech are also conducting clinical studies of Erivedge in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.

Based on our clinical development plans for our pipeline, in the near term we intend to predominantly focus our available resources on the continued development of CUDC-907, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene.

Recent Developments

On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the current loan with BioPharma-II would terminate in its entirety. Pursuant to the credit agreement, HealthCare Royalty would make a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which would be used to pay off the approximately $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The residual proceeds of the loan would be distributed to Curis as sole equity member of Curis Royalty. The loan from HealthCare Royalty would be substantially similar to the loan with BioPharma-II, including that it would be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement. In connection with the loan, Curis Royalty will grant a first priority lien and security interest (excluding certain payments allocable to academic institutions) in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis, except that (i) Curis has agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’ equity interest in Curis Royalty and (ii) under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis. The closing of the new loan with HealthCare Royalty is subject to certain conditions precedent specified in the credit agreement, including the parties having received payoff and termination documentation from BioPharma-II. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”

Our Collaborations and License Agreements
Our current collaborations and license agreements are summarized as follows:
Aurigene Collaboration Agreement
Collaboration Overview.    On January 18, 2015, we entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds. For each program, Aurigene has granted us an exclusive option, exercisable within 90 days after Aurigene delivers the relevant data regarding a development candidate, to obtain an exclusive, royalty-bearing license to develop, manufacture and commercialize compounds from such program, including the development candidate and products containing such compounds, anywhere in the world with the exception of India and Russia. Upon our exercise of the option for a particular program, Aurigene will grant us the royalty-bearing license described above for each licensed program, and we will grant Aurigene an exclusive, royalty-free, fully paid license under our relevant technology to develop, manufacture and commercialize compounds from such program and products containing such compounds in India and Russia.
There are currently multiple licensed programs under this collaboration, including two programs targeting immune checkpoint regulators and one program targeting the IRAK4 kinase. In October 2015, we exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of the PD1 and VISTA pathway in the immuno-oncology field, including development candidate designated CA-170, which is a PDL2/VISTA antagonist. The second licensed program is focused on orally-available small molecule inhibitors of IRAK4 in the precision oncology field, with the lead development candidate designated CA-4948. In addition, in October 2015, we selected a third program for further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists with PD1 and TIM3 immune checkpoint pathways, including compounds that target PDL1 and TIM3. In October 2016, we exercised our option to license this third program and designated CA-327 as the development candidate.
For each program we license, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union, and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
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
In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on each program for which there are ongoing activities in research or development, or for which we have exercised our option to exclusively license (as described above) and we or our affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market, subject to our payment of an annual exclusivity fee on a program-by-program basis.
For each product that is commercialized, we have granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in our territory.
Up-front Equity Issuance.    In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock, valued at $24.3 million, in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
Research Payments, Option Exercise Fees and Milestone Payments. We have agreed to make the following research payments, option exercise fees and milestone payments to Aurigene:

•
for each of the PD1/VISTA and IRAK4 programs: up to $52.5 million per program, comprised of $3.0 million for each option exercise, which we incurred and paid during the fourth quarter of 2015, $3.0 million upon acceptance of each IND filing and $4.0 million upon dosing of the fifth patient in our first Phase 1 clinical trial for each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, we agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs, of which we paid $1.0 million in February 2016 and $1.0 million in June 2016 related to expenses Aurigene incurred in 2015;

•
for the third (PD1/TIM3) and fourth programs: up to $50.0 million per program, comprised of $2.0 million for a program selection fee that we paid in May 2015 for the third program, $3.0 million for an option exercise fee if we license the program and $2.5 million upon acceptance of an IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any; and

•
for any program thereafter: up to $140.5 million per program, comprised of up to a total of $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Amendment to Collaboration Agreement. On September 7, 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 10,208,333 shares of our common stock, Aurigene waived payment of up to a total of $24.5 million in milestones and other payments from us that may become due under the collaboration agreement. The following milestones and other payments have been waived:

•	$1.0 million payment for extended exclusivity related to the IRAK4 program;

•	$3.0 million payment upon acceptance of IND filing related to the IRAK4 program;

•	$4.0 million payment upon dosing of the fifth patient in our Phase 1 clinical trial for the IRAK4 program;

•	$1.0 million payment for extended exclusivity related to the PD1/VISTA program;

•	$4.0 million payment upon dosing of the fifth patient in our Phase 1 clinical trial for the PD1/VISTA program;

•	$1.5 million, or 50%, of the payment related to the option exercise payment of the third program;

•	$2.5 million payment upon acceptance of IND filing related to the third program;

•	$2.0 million payment for program selection fee of the fourth program;

•	$3.0 million payment for option exercise of the fourth program; and

•	$2.5 million payment upon acceptance of IND filing related to the fourth program.
To the extent any of these milestone or other payments described above would not otherwise be payable by us, e.g., in the event one or more of the listed milestone events do not occur, we will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that if we exercise the option for the third and fourth programs, we will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.
Since the inception of the agreement through December 31, 2016, we have incurred costs totaling $14.5 million related to the first, second and third programs under the collaboration.
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
Genentech Hedgehog Signaling Pathway Collaboration Agreement
Collaboration Overview.    In 2003, we entered into a collaborative research, development and license agreement with Genentech, which we refer to as the collaboration agreement. Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import molecules capable of inhibiting the Hedgehog signaling pathway (including small molecules, proteins and antibodies) for human therapeutic applications, including cancer therapy. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge, other than in Japan where such rights are held by Chugai. Genentech and Roche are responsible for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation, and sales and marketing.
We are eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, we have received $59.0 million to date. In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge. Pursuant to the terms of our collaboration agreement, Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Novartis (agreed to be sold to Sun Pharmaceutical Industries Ltd. in December 2016), for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% during the fourth quarter of 2015. We recognized $7.8 million of royalty revenue from

Genentech’s net sales of Erivedge during the year ended December 31, 2016, and have recognized an aggregate of $28.1 million in royalty revenues since Erivedge was approved.
In connection with a $30.0 million loan made to our wholly-owned subsidiary, Curis Royalty, by BioPharma-II in 2012, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments on the commercial sales of Erivedge that we receive from Genentech, and any payment made by Genentech to us pursuant to Genentech’s indemnification obligations under the collaboration agreement. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis. As of December 31, 2016, Curis Royalty owed BioPharma-II a total of $20.2 million, which was comprised of principal and accrued interest. Royalty payments related to Erivedge are servicing the outstanding debt and accrued interest to BioPharma-II, and will continue to do so until the debt is fully repaid. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on our estimate of the timing of amounts to be repaid. Accordingly, our estimate may not be indicative of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as: the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance, or failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”
As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which time the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $0.4 million during the year ended December 31, 2016. As of December 31, 2016, we have paid an aggregate of $1.5 million to university licensors since Erivedge was approved.
Genentech IAP License Agreement
In November 2012, we licensed from Genentech the exclusive, worldwide rights for the development and commercialization of CUDC-427, an oral small molecule Smac mimetic that is designed to promote cancer cell death by antagonizing IAP proteins. Under the terms of the license agreement, we and/or our sublicensees have the sole right and responsibility for all research, development, manufacturing and commercialization activities related to CUDC-427. Genentech will be entitled to receive milestone payments upon the first commercial sale of CUDC-427 in certain territories, and tiered single-digit royalties on net sales of CUDC-427. We are currently seeking a collaborator for the further development of CUDC-427.
The Leukemia & Lymphoma Society
In November 2011, we entered into an agreement with LLS, pursuant to which LLS agreed to provide us with up to $4.0 million in payments to support our ongoing development of CUDC-907, subject to the achievement of specified milestones.
In August 2015, we entered into an amendment of the November 2011 agreement with LLS. Under the amendment, LLS agreed to provide advisory services regarding both the CUDC-907 and IRAK4 programs, and LLS is no longer obligated to make further milestone payments related to ongoing clinical development of CUDC-907.
We agreed to make up to $1.7 million in future payments to LLS, which represents the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the CUDC-907 program in hematological malignancies. However, if CUDC-907 does not continue to meet its clinical safety endpoints in future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.

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
During the year ended December 31, 2015, we paid $0.8 million to Debiopharm, primarily in consideration for Debiopharm providing drug product.
We have agreed to pay to Debiopharm royalties at a rate of 3% of net sales by us (excluding sales by our third party sublicensees) of products containing CUDC-305, and the following percentages of amounts that we receive from third party sublicensees: (i) 10% of any royalties that we receive from third party sublicensees based on such sublicensees’ net sales of products containing CUDC-305; and (ii) 20% of any non-royalty sublicense payments that we receive from third party sublicensees, provided that the maximum aggregate amount payable by us to Debiopharm with respect to non-royalty sublicense payments is $30.0 million.
Liquidity
Since our inception, we have funded our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $898.9 million as of December 31, 2016.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at December 31, 2016 should enable us to maintain our planned operations into the second half of 2017. In order to ensure adequate cash resources for 12 months from the date of filing this Annual Report on Form 10-K, we intend to (i) close on our committed debt refinancing with HealthCare Royalty and (ii) reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30 million at-the-market sale facility with Cowen and Company or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock. For a further discussion of our liquidity and funding requirements, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•
our ability to successfully plan, finance and complete current and planned clinical trials for our lead proprietary drug candidate, CUDC-907, as well as for such clinical trials to generate favorable data;

•	our ability to successfully advance CA-170, and for us to finance and complete the current and planned clinical trials of this drug candidate;

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
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional drug candidates.
Financial Operations Overview
General.    Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “ - Liquidity and Capital Resources - Funding Requirements.”

Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty, entered into a $30 million debt transaction with BioPharma-II, at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

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
The final maturity date of the loan will be the earlier of such date as the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech terminates. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of December 31, 2016, the outstanding principal and interest due under the loan is $20.2 million. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”
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
Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel including stock-based compensation expense, costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others, other outside service costs including costs of contract manufacturing, sublicense payments, the costs of supplies and reagents, consulting, and occupancy and depreciation charges. Research and development expenses also include certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments. We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

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
Royalty Revenue.    Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. We expect to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any. However, Erivedge royalties we earn will service Curis Royalty’s debt to BioPharma-II, which is planned to be extinguished and replaced with a new facility (as described in Note 16 of the notes to our consolidated financial statements appearing elsewhere in this report) subsequent to December 31, 2016.
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
We have recorded employee and director stock-based compensation expense of $4.3 million, $3.6 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We estimate that our stock-based compensation expense will increase in 2017 as we have granted, and expect that we may continue to grant options, in 2017 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2017 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.
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
We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2016, 2015 and 2014, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2016, 2015 and 2014.
Debt Classification
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest will be repaid by Curis Royalty using such royalty and royalty-related payments.
The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”
Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term debt classification is based on our best estimate of the timing of amounts to be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. We currently estimate that the loan will be repaid in 2019. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as competitive factors, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, pursuant to the terms of our collaboration agreement, Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor sonidegib, developed by Novartis for the treatment of adults with locally advanced BCC. Accordingly, Genentech has reduced royalties on its net sales in the United States of Erivedge by 2%.

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
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2016, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2016	2015	2014	2016 v. 2015	2015 v. 2014

Revenues	$7,527	$7,878	9,843	(4)%	(20)%
Cost of royalty revenues	399	406	339	(2)%	20%
Research and development	31,590	26,699	13,659	18%	95%
In-process research and development	17,989	24,348	—	(26)%	N/A
General and administrative	15,588	12,906	11,707	21%	10%
Total other expense, net	2,372	2,500	2,867	(5)%	(13)%
Net loss	$(60,411)	$(58,981)	$(18,729)	2%	215%
Revenues
Total revenues are summarized as follows

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2016	2015	2014	2016 v. 2015	2015 v. 2014
REVENUES:
License Fees	$—	$—	$3,000	N/A	(100)%
Royalties	7,810	8,031	6,757	(3)%	19%
Research and development, net	(283)	(153)	86	85%	(278)%
Total revenues	$7,527	$7,878	$9,843	(4)%	(20)%
Total revenues decreased by $0.4 million, or 4%, to $7.5 million for the year ended December 31, 2016 as compared to $7.9 million for the year ended December 31, 2015, related primarily to a decrease in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the current year as compared to the prior year period.
Total revenues decreased by $2.0 million, or 20%, to $7.9 million for the year ended December 31, 2015 as compared to $9.8 million for the year ended December 31, 2014, primarily related to a decrease of $3.0 million in our revenues related to our Genentech collaboration license fees. During the year ended December 31, 2014, we received a payment of $3.0 million from Genentech in connection with Genentech’s June 2014 filing of an IND application to initiate a Phase 2 clinical study of Erivedge in patients with idiopathic pulmonary fibrosis. We did not receive any such payments from Genentech during the year ended December 31, 2015.
Offsetting these decreases, royalty revenues recognized from Genentech and Roche’s net sales of Erivedge increased $1.3 million during the year ended December 31, 2015 as compared to the prior year period, a 19% increase. As a result of the commencement of sales of a competing product, sonidegib, during the fourth quarter of 2015, Genentech applied a 2% reduction to the royalty rate we earn on net sales of Erivedge in the U.S. beginning in the same quarter.
Cost of Royalty Revenues.   Cost of royalty revenues remained at $0.4 million for both the years ended December 31, 2016 and 2015. Cost of royalty revenues increased to $0.4 million from $0.3 million for the years ended December 31, 2015 and 2014, respectively, as a result of an increase in Erivedge royalties. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Direct research and development expenses	$20,740	$18,515	$7,465	12%	148%
Employee-related expenses	9,035	6,437	4,535	40%	42%
Facilities, depreciation and other expenses	1,815	1,747	1,659	4%	5%
Total research and development expenses	$31,590	$26,699	$13,659	18%	95%
Our total research and development expenses increased by $4.9 million, or 18%, to $31.6 million for the year ended December 31, 2016, as compared to $26.7 million for the prior year. Direct research and development expenses increased $2.2 million for the year ended December 31, 2016 as compared to the prior year period, which was primarily the result of increased costs related to ongoing clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials, as well as costs for our Phase 2 trial, which was initiated in January 2016. Employee-related expenses increased $2.6 million for the year ended December 31, 2016 as compared to the prior year period, which was primarily due to additional headcount (a 35% increase from prior period).
Our total research and development expenses increased by $13.0 million, or 95%, to $26.7 million for the year ended December 31, 2015, as compared to $13.7 million for the year ended December 31, 2014 . Direct research and development expenses increased $11.1 million for the year ended December 31, 2015 as compared to the prior year period, which was primarily the result of increased costs related to clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials. The increase also includes $6.0 million of milestone payments and costs paid in 2015. Employee-related expenses increased $1.9 million for the year ended December 31, 2015 as compared to the prior year period, which was primarily due to additional headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.

In-process Research and Development. For the year ended December 31, 2016, we recognized in-process research and development expenses of $18.0 million, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. We recorded in-process research and development expenses of $24.3 million for the year ended December 31, 2015, which represents partial consideration for the rights granted to us in January 2015 under the collaboration agreement with Aurigene.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Personnel	$4,374	$3,707	3,852	18%	(4)%
Occupancy and depreciation	432	394	367	10%	7%
Legal services	2,969	2,196	1,740	35%	26%
Professional and consulting services	2,859	2,300	2,023	24%	14%
Insurance costs	392	366	360	7%	2%
Other general and administrative expenses	999	1,091	976	(8)%	12%
Stock-based compensation	3,563	2,852	2,389	25%	19%
Total general and administrative expenses	$15,588	$12,906	$11,707	21%	10%
General and administrative expenses increased by $2.7 million, or 21%, during the year ended December 31, 2016 as compared to the prior year. The increase in general administrative expense was driven primarily by higher personnel costs and stock-based compensation due to increased headcount (a 23% increase from prior period), an increase in legal service costs related to our intellectual property and an increase in professional and consulting services related to various corporate initiatives.
General and administrative expenses increased by $1.2 million, or 10%, during the year ended December 31, 2015 as compared to the prior year. The increase in general administrative expense was driven primarily by an increase in legal, professional and consulting services related to the Aurigene transaction, various business development and corporate initiatives, and legal costs associated with the maintenance of our intellectual property. In addition, stock-based compensation increased as a result of an increase in the number of options issued during the year ended December 31, 2015 as compared to the prior year.
Other Expense (Income). For the years ended December 31, 2016, 2015 and 2014, interest expense was $2.8 million, $3.3 million and $3.7 million, respectively. The decrease in interest expense each year was related to a lower principal balance throughout each respective year on Curis Royalty’s outstanding debt with BioPharma-II.
For the years ended December 31, 2016, 2015 and 2014, interest income was $0.4 million, $0.3 million and $0.2 million, respectively. For the year ended December 31, 2015, other income was $0.5 million, primarily related to the receipt of proceeds regarding an intellectual property licensing matter. We recorded other income of $0.7 million for the year ended December 31, 2014, related to changes in the assumptions used in the valuation of the warrants described above, including changes in our stock price, during the period.
Net Loss Applicable to Common Stockholders
As a result of the foregoing, we incurred a net loss applicable to common stockholders of $60.4 million for the year ended December 31, 2016, $59.0 million for the year ended December 31, 2015 and $18.7 million for the year ended December 31, 2014.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of December 31, 2016, we have not sold any shares of common stock pursuant to this sales agreement.
Debt Financing
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest is currently being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to us. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated. Payments to BioPharma-II for the year ended December 31, 2016 totaled $7.1 million, of which $4.3 million has been applied to the principal, and the remainder satisfying interest obligations. As of December 31, 2016, Curis Royalty owed a total of $20.2 million, gross of issuance costs, to BioPharma-II, including accrued interest. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”

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
At December 31, 2016, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $44.5 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $35.8 million during the year ended December 31, 2016 was primarily the result of our net loss for the period of $60.4 million, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, non-cash interest expense and depreciation totaling $22.7 million. Accounts payable and accrued liabilities increased $2.3 million, accounts receivable increased $0.4 million related to an increase in fourth quarter Erivedge royalties and prepaid assets increased $0.1 million.

Net cash used in operating activities of $29.9 million during the year ended December 31, 2015 was primarily the result of our net loss for the period of $59.0 million, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation totaling $28.2 million. Accounts payable and accrued liabilities increased $1.8 million, which includes the accrual of $1.0 million in supplemental research and development funding under our Aurigene collaboration and an increase in clinical accruals related to our ongoing trials. In addition, accounts receivable increased $0.1 million related to an increase in Erivedge royalties and prepaid assets increased $0.7 million.

Net cash used in operating activities was $16.8 million during the year ended December 31, 2014, primarily the result of our net loss for the period of $18.7 million and repayments of capitalized interest on our debt of $0.7 million. These decreases in cash were offset by non-cash charges consisting of stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation which totaled $2.8 million. Changes in certain operating assets and liabilities had offsetting impacts on operating cash during the year ended December 31, 2014.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our existing programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $30.1 million, used cash of $6.4 million and provided cash of $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods. The higher purchases of investments during the year ended December 31, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock. The increase in cash from sales of investments was offset by purchases of research equipment totaling $0.3 million during the year ended December 31, 2016.
Financing activities used cash of $1.4 million for the year ended December 31, 2016, as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $4.3 million. These payments were offset by $2.9 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan during the same period.

Financing activities provided cash of $61.7 million for the year ended December 31, 2015. We received $64.6 million in net proceeds from our underwritten public offering of common stock, and we also received proceeds of $1.2 million from the exercise of stock options and purchases under our employee stock purchase plan during the same period. These proceeds were offset by the principal payments on Curis Royalty’s loan with BioPharma-II of $4.2 million.

Financing activities used cash of $1.3 million for the year ended December 31, 2014 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $1.6 million, offset by $0.3 million in proceeds from the exercise of stock options.
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $898.9 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-327, CA-4948 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at December 31, 2016 should enable us to maintain our planned operations into the second half of 2017. In order to ensure adequate cash resources for 12 months from the date of filing this Annual Report on Form 10-K, we intend to (i) close on our committed debt refinancing with HealthCare Royalty and (ii) reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30 million at-the-market sale facility with Cowen and Company or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.

Furthermore, there are a number of factors that may affect our planned capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:

•
whether or not we are able to successfully complete the planned debt refinancing transaction with HealthCare Royalty, which is subject to specified closing conditions and is expected to close on or before March 22, 2017 (see “Part II, Item 9B. Other Information - Royalty Financing Transaction”);

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

•
the costs of commercialization activities for any of our drug candidates that receive marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

In June 2016, we announced the FDA acceptance of the IND for CA-170, upon which we paid a $3.0 million milestone payment to Aurigene. In September 2016, we entered into an amendment to our license agreement with Aurigene, pursuant to which Aurigene received 10,208,333 shares of common stock in lieu of receiving up to $24.5 million of milestones and other payments from Curis. In October 2016, we exercised our option related to the third program, upon which we paid a $1.5 million payment to Aurigene. In addition, subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. The first of such option fees will be $7.5 million, to be paid in two equal installments. We paid the first installment in January 2017 and currently estimate that the remaining installment will be made in the third quarter of 2017.
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
Contractual Obligations
As of December 31, 2016 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement(1)	$24,433	$7,295	$17,138	$—	$—
Operating lease obligations(2)	759	700	59	—	—
Outside service obligations(3)	939	645	294	—	—
Licensing obligations(4)	205	171	34	—	—
Total future obligations	$26,336	$8,811	$17,525	$—	$—

(1)
As of December 31, 2016, the outstanding balance, including interest, on the debt was $20.2 million. The above amounts reflect management’s estimates as of December 31, 2016 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with BioPharma-II, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. Pursuant to the credit agreement, HealthCare Royalty will make a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which will be used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to “Part II, Item 9B. Other Information - Royalty Financing Transaction.”

(2)
We are party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010, and expires in February 2018. The total remaining cash obligation for the base rent over the initial term of the lease agreement is approximately $0.8 million. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments and exclude any impact of an early termination payment as defined in the agreement.

(3)
Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2016. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(4)
Licensing obligations include only obligations that are known to us as of December 31, 2016. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. For example, contingent payments to Aurigene relate to future development milestones and exclusivity option fees, the first of such option fees will be $7.5 million, to be paid in two equal installments. In January 2017, we extended our collaboration exclusivity with Aurigene and paid the first installment of the exclusivity option fee. The second installment of the exclusivity option fee is estimated to be paid in the third quarter of 2017. These future obligations, and those related to Genentech, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations and License Agreements” section.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2016.
Inflation
We believe that inflation has not had a significant impact on our revenue and results of operations since inception.
New Accounting Pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by a sometimes volatile business environment and continued unpredictable and unstable market conditions.
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since December 31, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Curis, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund planned future operations. Management’s plans in regard to this matter are described in Note 1.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2017

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$26,038	$33,091
Investments	18,447	49,100
Accounts receivable	2,459	2,106
Prepaid expenses and other current assets	1,257	1,204
Total current assets	48,201	85,501
Property and equipment, net	413	278
Long-term investment—restricted	153	153
Goodwill	8,982	8,982
Other assets	3	51
Total assets	$57,752	$94,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,883	$4,217
Accrued liabilities	2,725	1,934
Current portion of long-term debt, net	4,939	4,607
Total current liabilities	13,547	10,758
Long-term debt, net	14,921	19,558
Other long-term liabilities	18	139
Total liabilities	28,486	30,455
Commitments (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized at December 31, 2016 and 2015, respectively; 142,346,871 shares issued and 141,124,025 shares outstanding at December 31, 2016; respectively; 130,213,224 shares issued and 128,990,378 shares outstanding at December 31, 2015	1,423	1,302
Additional paid-in capital	928,319	903,241
Treasury stock (at cost, 1,222,846 shares at December 31, 2016 and 2015, respectively)	(1,524)	(1,524)
Accumulated deficit	(898,948)	(838,537)
Accumulated other comprehensive loss	(4)	28
Total stockholders’ equity	29,266	64,510
Total liabilities and stockholders’ equity	$57,752	$94,965

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
License fees	$—	$—	$3,000
Royalties	7,810	8,031	6,757
Research and development, net	(283)	(153)	86
Total revenues	7,527	7,878	9,843
Costs and Expenses:
Cost of royalties	399	406	339
Research and development	31,590	26,699	13,659
In-process research and development	17,989	24,348	—
General and administrative	15,588	12,906	11,707
Total costs and expenses	65,566	64,359	25,705
Loss from operations	(58,039)	(56,481)	(15,862)
Other (Expense) Income:
Interest income	406	277	165
Other (expense) income	(1)	548	—
Interest expense	(2,777)	(3,325)	(3,749)
Change in fair value of warrant liability	—	—	717
Total other expense	(2,372)	(2,500)	(2,867)
Net loss	$(60,411)	$(58,981)	$(18,729)
Net Loss per Common Share (Basic and Diluted)	$(0.45)	$(0.48)	$(0.22)
Weighted Average Common Shares (Basic and Diluted)	132,785,687	123,365,195	85,974,535
Net Loss	$(60,411)	$(58,981)	$(18,729)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on marketable securities	(32)	39	(4)
Comprehensive loss	$(60,443)	$(58,942)	$(18,733)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	87,081,862	$871	$806,660	$(1,524)	$(760,827)	$(7)	$45,174
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	171,795	2	281	—	—	—	283
Recognition of employee stock-based compensation	—	—	3,141	—	—	—	3,141
Non-employee stock-based compensation expense, including mark-to-market	—	—	(81)	—	—	—	(81)
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(18,729)	—	(18,729)
December 31, 2014	87,253,657	873	810,001	(1,524)	(779,556)	(11)	29,783
Issuances of common stock pursuant to sales of shares in the Company’s public offering (see Note 11(a)), net of $4,381 in issuance costs	25,090,908	251	64,369	—	—	—	64,620
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	17,120,131	171	23,797	—	—	—	23,968
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	748,528	7	1,199	—	—	—	1,206
Recognition of employee stock-based compensation	—	—	3,582	—	—	—	3,582
Non-employee stock-based compensation expense, including mark-to-market	—	—	293	—	—	—	293
Other comprehensive loss	—	—	—	—	—	39	39
Net loss	—	—	—	—	(58,981)	—	(58,981)
December 31, 2015	130,213,224	1,302	903,241	(1,524)	(838,537)	28	64,510
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	10,208,333	102	17,865	—	—	—	17,967
Issuances of common stock upon the exercise of stock options, and for purchases under the ESPP	1,925,314	19	2,888	—	—	—	2,907
Recognition of employee stock-based compensation	—	—	4,294	—	—	—	4,294
Non-employee stock-based compensation expense, including mark-to-market	—	—	31	—	—	—	31
Other comprehensive gain	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	(60,411)	—	(60,411)
Balance, December 31, 2016	142,346,871	$1,423	$928,319	$(1,524)	$(898,948)	$(4)	$29,266
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(60,411)	$(58,981)	$(18,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	161	155
Stock-based compensation expense	4,325	3,875	3,060
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	17,989	23,968	—
Change in fair value of warrant liability	—	—	(717)
Amortization of debt issuance costs	48	56	89
Non-cash interest expense	168	149	170
Non-cash interest on debt	—	—	(714)
Gain on sale of fixed assets	—	(22)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(353)	(145)	(484)
Prepaid expenses and other assets	(85)	(726)	(2)
Accounts payable and accrued and other liabilities	2,315	1,774	361
Total adjustments	24,600	29,090	1,916
Net cash used in operating activities	(35,811)	(29,891)	(16,813)
Cash Flows from Investing Activities:
Purchases of investments	(57,639)	(123,240)	(41,399)
Sales/maturities of investments	88,092	116,822	57,749
Decrease in restricted cash/investments	—	14	14
Expenditures for property and equipment	(329)	(48)	(92)
Proceeds from sale of fixed assets	—	24	1
Net cash (used in)/provided by investing activities	30,124	(6,428)	16,273
Cash Flows from Financing Activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 11)	—	64,620	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans and warrant exercises	2,907	1,206	283
Payments from Curis Royalty’s debt	(4,273)	(4,163)	(1,587)
Net cash provided by/(used in) financing activities	(1,366)	61,663	(1,304)
Net increase/(decrease) in cash and cash equivalents	(7,053)	25,344	(1,844)
Cash and cash equivalents, beginning of period	33,091	7,747	9,591
Cash and cash equivalents, end of period	$26,038	$33,091	$7,747
Supplemental cash flow data:
Cash paid for interest	$2,787	$3,303	$4,386
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Nature of Business
Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s most advanced drug candidate is CUDC-907, which is being investigated in clinical studies in patients with diffuse large B-cell lymphoma and solid tumors. A second program, CA-170 is in a Phase 1 study in patients with advanced solid tumors and lymphomas.
In January 2015, the Company entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene. In September 2016, the Company entered into an amendment to this agreement, pursuant to which Aurigene received 10,208,333 shares of the Company's common stock in lieu of receiving up to $24.5 million of milestone and other payments from Curis (see Note 3(b)).
The collaboration is comprised of multiple programs, pursuant to which Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is focused on the development of orally-available small molecule antagonists of programmed death -1 (PD1) and V-domain Ig suppressor of T-cell activation (VISTA) pathways in the immuno-oncology field. The Company has named CA-170, a programmed death ligand-1 (PDL1)/VISTA antagonist, as the development candidate from this program. The second licensed program is focused on orally-available small molecule inhibitors of Interleukin-1 receptor-associated kinase 4 (IRAK4) enzyme in the precision oncology field. The Company has named CA-4948 as the development candidate from this program. In addition, in October 2015 the Company selected a third program for further development under the collaboration, the second preclinical program within the immuno-oncology field, which is focused on evaluating small molecule antagonists of PD1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) pathways, including small molecules that target PDL1 and TIM3. In October 2016, the Company exercised its option to license this third program, and designated CA-327 as the development candidate.
The Company is also party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor, in advanced BCC. In addition to BCC, Roche and Genentech are separately conducting studies of Erivedge in other diseases, including in idiopathic pulmonary fibrosis and myelofibrosis.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the health care industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Genentech and Roche to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company’s wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its loan agreement with BioPharma Secured Debt Fund II Sub, S.à.r.l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II, which is planned to be extinguished and replaced with a new facility (see Note 16); the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it receives and makes under its current and potential future collaborations. The results of the Company’s operations may vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2016, we had an accumulated deficit of approximately $898.9 million. The Company anticipates that its $44.5 million of existing that its existing cash, cash equivalents and investments at December 31, 2016 should enable it to maintain its planned operations into the second half of 2017. In order to ensure adequate cash resources for 12 months from the issuance date of these financial statements, the Company intends to: (i) close on its committed debt refinancing as described in Note 16 and (ii) reduce or delay spending on its research and development programs and operating expenses to the extent it is unable to raise additional financing through its current $30 million at-the-market sale facility with Cowen and Company or other potential financing. Accordingly, the inability to obtain additional funds would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. The Company’s ability to raise additional funds will depend on financial, economic and market conditions, and it may be unable to raise financing when needed, or on terms favorable to the Company.

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
The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Royalty (see Note 9), Curis Securities Corporation, Inc. and Curis Pharmaceuticals (Shanghai) Co., Ltd., or Curis Shanghai. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2016, 2015 and 2014.

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
License Fees and Multiple Element Arrangements
Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with generally accepted accounting principles, or GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered not to have stand-alone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.
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

Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, it expects to attribute the royalty payments to the services being provided under the arrangement and therefore to recognize such royalty payments as such performance obligations are performed under either the relative performance or straight line methods, as applicable, and in accordance with these policies as described above. The Company expects to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Notes 3(a) and 9). However, Erivedge royalties will service Curis Royalty’s debt until this debt is repaid in full (see Note 16).
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria are recorded as short-term deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ending December 31, 2016 would be classified as long-term deferred revenue. As of December 31, 2016 and 2015, the Company had no amounts classified as short-term or long-term deferred revenue.
Summary
During the years ended December 31, 2016, 2015 and 2014, total gross revenues are 100% from the Company’s collaboration with Genentech.

(d)	RESEARCH AND DEVELOPMENT
Research and development expense consists of costs incurred to discover, research and develop drug candidates. These expenses consist primarily of: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs, including clinical research organizations and contract manufacturing costs, among others; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. In addition, the Company incurred in-process research and development expenses of $18.0 million during the year ended December 31, 2016 representing the value of common stock issued to Aurigene pursuant to the September 2016 amendment to the collaboration and $24.3 million during the year ended December 31, 2015 representing partial consideration for the rights granted to the Company under the original collaboration agreement with Aurigene in January 2015 (see Note 3(b)). The Company expenses research and development costs as they are incurred.
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

(f)	LONG-LIVED ASSETS OTHER THAN GOODWILL
Long-lived assets other than goodwill consist of property and equipment. The aggregate net balances for these long-lived assets were $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any impairment charges for the years ended December 31, 2016, 2015 or 2014.
Purchased equipment is recorded at cost. The Company does not currently hold any leased equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment, computers and software	3-5 years
Leasehold improvements	Lesser of life of the lease or the life of the asset
Office furniture and equipment	5 years

(g)	GOODWILL
As of both December 31, 2016 and 2015, the Company had recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2016, 2015 and 2014, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2016, 2015 and 2014.

(i)	TREASURY STOCK
On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3.0 million of the Company’s common stock. The Company accounted for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $0.9 million pursuant to this repurchase program.
Each of the Company’s now-expired 2000 Stock Incentive Plan and the current Amended and Restated 2010 Stock Incentive Plan generally allow participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on the Nasdaq Global Market, or NASDAQ, on the date of exercise. During the year ended December 31, 2016, no executive officers or directors exercised stock options by remitting shares of Curis common stock then held by the respective person. The Company accounts for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. As of December 31, 2016, the Company had repurchased an aggregate of 1,223,000 shares of its common stock at a total cost of $1.5 million.

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options and warrants outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2016, 2015 and 2014 consisted of the following

	For the Year Ended December 31,
	2016	2015	2014
Stock options outstanding	13,752,157	13,290,844	11,319,619
Warrants outstanding	—	—	1,373,517
Total antidilutive securities	13,752,157	13,290,844	12,693,136

(k)	STOCK-BASED COMPENSATION
The Company records stock-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation, or ASC 718, which requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

(l)	OPERATING LEASES
The Company currently has one facility located at 4 Maguire Road in Lexington, Massachusetts under a noncancellable operating lease agreement for office and laboratory space. The rent payments for this facility escalate over the lease term and the Company expenses its obligations under this lease agreement on a straight-line basis over the term of the lease (see Note 10(a)).

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
The Company’s accounts receivable at December 31, 2016 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third parties to supply certain raw materials necessary to produce its drug candidates, including CUDC-907, CA-170, CA-327 and CA-4948, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(n)	COMPREHENSIVE LOSS
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

(o)	NEW ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual period beginning after January 1, 2017. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance on accounting for equity investments and financial liabilities. The new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within such years. Early adoption is permitted but the Company does not anticipate electing early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued new guidance in ASC 740, Income Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. We have adopted this ASU prospectively as of December 31, 2016. We maintain full valuation allowances on all deferred tax balances, therefore, the adoption had no material impact to current or prior period reporting.

In April 2015, the FASB updated the guidance in ASC 835-30, Interest-Imputation of Interest, related to the presentation of debt issuance costs. In accordance with the updated standard, the Company reclassified certain of its debt issuance costs, related to the loan, from assets to a direct deduction from the carrying amount of the related debt liability. The adoption of this guidance did not impact the Consolidated Statement of Operations and Comprehensive Loss.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and early adoption is permitted. As of the year ended December 31, 2016, the Company performed a working capital analysis to determine whether or not this disclosure is appropriate for the first year in effect and concluded that a separate disclosure is not required per the updated guidance.

In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12 and 2016-20, all of which are further clarifying amendments to ASU 2014-09. The new standard requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is anticipated to be effective for the Company in 2018. Early adoption is permitted in 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

(p)	SEGMENT REPORTING
The Company is engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, the Company has determined that it operates in one operating segment.

(3)	Research and Development Collaborations

(a)	GENENTECH, INC. JUNE 2003 COLLABORATION
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million as of December 31, 2016.
In addition to these payments and pursuant to the agreement, the Company, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Novartis (agreed to be sold to Sun Pharmaceutical Industries Ltd. in December 2016), for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of sonidegib in the United States.

In November 2012, Curis formed a wholly owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 9). In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty and is non-recourse to Curis (see Note 16).
Unless terminated earlier, the agreement shall expire six months after the later of the expiration of Genentech’s obligation to pay royalties to the Company under the agreement or such time as no activities have occurred under the agreement for a period of twelve months.
Accounting Summary.    The Company considers its arrangement with Genentech to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include an exclusive license to its Hedgehog signaling pathway inhibitor technologies, research and development services for the first two years of the collaboration, and participation on the joint steering committee. The Company applied the provisions of the FASB Codification Topic 605-25, Revenue Recognition, Multiple Element Arrangement to determine whether the performance obligations under this collaboration should be accounted for separately or should be accounted for as a single unit of account. The Company determined that the deliverables, specifically, the license, research and development services and steering committee participation, represented a single unit of account because the Company believes that the license, although delivered at the inception of the arrangement, did not have stand-alone value to Genentech without the Company’s research and development services and steering committee participation. During 2007, the Company reassessed its participation on the joint steering committee and concluded that its participation in the joint steering committee had become inconsequential and perfunctory. As a result, the Company determined that it had no further performance obligations under this collaboration and consideration received after this date is recognized in the Company’s financial statements in the period in which it was earned.
The Company received contingent payments from Genentech totaling $3.0 million during the year ended December 31, 2014, for the achievement of certain clinical development and regulatory objectives related to Erivedge. No such payments were received during the years ended December 31, 2016 and 2015. The Company has recorded these amounts as revenue within “License Fees” in the Revenues section of its Consolidated Statement of Operations for the year ended December 31, 2014.
As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain non-royalty payments are received from Genentech. Through December 31, 2016, the Company has incurred aggregate research and development expenses over the term of this collaboration of $4.4 million related to payments made to these university licensors in connection with the Company’s receipt of cash payments from Genentech for research, development and regulatory objectives achieved related to such university licensing agreements. In connection with the receipt of payments from Genentech, the Company recorded research and development expense of $0.2 million during the year ended December 31, 2014, representing 5% of the total cash payments received.
In addition, the Company recognized $7.8 million, $8.0 million and $6.8 million in royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2016, 2015 and 2014, respectively. The Company also recorded $0.4 million, $0.4 million and $0.3 million, respectively, as cost of royalty revenues within the costs and expenses section of its Consolidated Statements of Operations and Comprehensive Loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease to 5% of royalties on expiration of the patent in April 2019), that the Company is obligated to pay to university licensors.
During the years ended December 31, 2016, 2015 and 2014, the Company also recognized “research and development” revenue of $0.2 million, $0.3 million and $0.3 million, respectively, related to expenses incurred on behalf of Genentech that were incurred by the Company and for which Genentech is obligated to reimburse the Company. During the years ended December 31, 2016 and 2015, Genentech incurred expenses of $0.5 million and $0.4 million, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.
The Company had recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2016 and 2015, of $2.5 million and $2.1 million, as of December 31, 2016 and 2015, respectively, in “Accounts receivable” in the Company’s Current Assets section of its Consolidated Balance Sheets.

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
During 2015, the Company exercised options to license the first two programs under this collaboration, resulting in an aggregate one-time payment of $6.0 million (satisfying the $3.0 million option exercise fee for each program) by the Company to Aurigene. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs. The Company incurred and recognized $1.0 million of such costs in the three months ended December 31, 2015, which was paid in the three months ended March 31, 2016. The remaining $1.0 million was incurred and recognized in the three months ended March 31, 2016 and paid in the three months ended June 30, 2016. All payments have been recorded within research and development expense in the Company's Consolidated Statement of Operations and Comprehensive Loss.
Also in 2015, the Company selected a preclinical program for potential further development within the immuno-oncology part of the collaboration resulting in a one-time payment of $2.0 million. In October 2016, the Company licensed the program and designated CA-327 as the development candidate as described in Note 1, resulting in a one-time payment of $1.5 million.
The Company anticipates that it may select additional programs under this collaboration in the future, and the Company intends to have the collaboration’s steering committee recommend such additional programs in order for Aurigene to initiate or continue the relevant preclinical activities described in each program’s written plan.
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
Subject to specified exceptions, Aurigene and the Company have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees will be $7.5 million, to be paid in two equal installments. In January 2017, we extended our collaboration exclusivity with Aurigene and paid the first installment of the exclusivity option fee. The second installment of the exclusivity option fee is estimated to be paid in the third quarter of 2017.
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
Up-front Equity Issuance.    In connection with the collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock valued at $24.3 million in partial consideration for the rights granted to the Company under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.

Research Payments, Option Exercise Fees and Milestone Payments.    The Company has agreed to make the following research payments, option exercise fees and milestone payments to Aurigene:

•
for the PD1/VISTA and IRAK4 programs: up to $52.5 million per program, comprised of $3.0 million for each option exercise, $3.0 million upon acceptance of each IND filing, $4.0 million upon dosing of the fifth patient in the Company's first Phase 1 clinical trial in each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs. The collaboration agreement was amended in September 2016,

•
As part of this amendment certain of these payments have been waived. Refer to further details below. Since the inception of the agreement through December 31, 2016, the Company has paid $11.0 million of the payments described related to these programs under the collaboration;

•
for the third (PD1/TIM3) and fourth programs: up to $50.0 million per program, comprised of $2.0 million for a program selection fee, $3.0 million for an option exercise, $2.5 million upon acceptance of an IND filing, as well as development, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. The collaboration agreement was amended in September 2016,

•
As part of this amendment certain of these payments have been waived. Refer to further details below. Since the inception of the agreement through December 31, 2016, the Company has paid $3.5 million of the payments described related to these programs under the collaboration; and

•
for any program thereafter: up to $140.5 million per program, comprised of: up to a total of $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. The collaboration agreement was amended in September 2016,

•
As part of this amendment certain of these payments have been waived. Refer to further details below. Since the inception of the agreement through December 31, 2016, the Company has paid none of these payments related to these programs under the collaboration.

Amendment to Collaboration Agreement. On September 7, 2016, the Company and Aurigene entered into an amendment to the January 2015 collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 10,208,333 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in milestones and other payments from the Company that may become due under the 2015 collaboration agreement. The following milestones and other payments have been waived:

•	$1.0 million payment for extended exclusivity related to the IRAK4 program;

•	$3.0 million payment upon acceptance of IND filing related to the IRAK4 program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the IRAK4 program;

•	$1.0 million payment for extended exclusivity related to the PD1/VISTA program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the PD1/VISTA program;

•	$1.5 million, or 50%, of the payment related to the option exercise payment of the third program;

•	$2.5 million payment upon acceptance of IND filing related to the third program;

•	$2.0 million payment for program selection fee of the fourth program;

•	$3.0 million payment for option exercise of the fourth program; and

•	$2.5 million payment upon acceptance of IND filing related to the fourth program.

To the extent any of these milestone or other payments described above would not otherwise be payable by Curis, e.g. in the event one or more of the listed milestone events do not occur, the Company will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that if we exercise the option for the third and fourth programs, the Company will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.

Since the inception of the agreement through December 31, 2016, the Company has incurred costs totaling $14.5 million related to the first, second and third programs under the collaboration.
Accounting Summary.    Under the terms of this amendment, the value of common stock issued to Aurigene equaled $18.0 million based on the closing share price of the Company’s common stock of $1.76 per share on September 6, 2016, which was the last closing price prior to execution of the amendment. As a result, the Company recognized in-process research and development expense of $18.0 million within its Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016 in recognition of the fact that any compounds that have been and may be licensed from Aurigene are in clinical or preclinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility.

(4)	Fair Value of Financial Instruments
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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2016 and 2015 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2016 and 2015.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2016
Cash equivalents:
Money market funds	$24,542	$—	$—	$24,542
Municipal bonds	—	330	—	330
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,447	—	18,447
Total assets at fair value	$24,542	$18,777	$—	$43,319

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2015
Cash equivalents:
Money market funds	$13,568	$—	$—	$13,568
Corporate commercial paper, bonds and notes	2,001	7,998	—	9,999
Municipal bonds	—	7,850	—	7,850
Short- and long-term investments:
Corporate commercial paper, stock, bonds and notes	2,644	46,456	—	49,100
Total assets at fair value	$18,213	$62,304	$—	$80,517

(5)	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$18,451	$2	$(6)	$18,447
Total investments	$18,451	$2	$(6)	$18,447
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.2 years at December 31, 2016.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2015 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$49,072	$43	$(15)	$49,100
Total investments	$49,072	$43	$(15)	$49,100
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.3 years at December 31, 2015.
At December 31, 2016, we held six debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $8.5 million at December 31, 2016. We held no investments that have been in a continuous unrealized loss position for 12 months or longer. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the six debt securities as of December 31, 2016 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

(6)	Stock Plans and Stock Based Compensation
As of December 31, 2016, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2010 and approved by shareholders in June 2010. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms, and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms.
The Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 19,000,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2016, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. As of December 31, 2016, 8,448,917 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2016, the Company’s board of directors granted options to purchase 2,400,225 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the year ended December 31, 2016, the Company’s board of directors also granted options to its non-employee directors to purchase 495,000 shares of common stock under the 2010 Plan. Of these options, 470,000 will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. The remaining options to purchase 25,000 shares of common stock were issued to a non-employee director upon appointment in November 2016. These options will vest and become exercisable as to 25% of the shares underlying the award at the end of the first year and as to an additional 6.25% of the shares underlying the award at the end of subsequent quarter, based upon continued service over a four-year period. All options issued to non-employee directors are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
Nonstatutory Inducement Grants
For certain new employees we issued options as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2016, the Company’s board of directors granted inducement equity awards of 2,446,000 shares of common stock. These options were granted at a weighted average exercise price of $1.73, which is based on the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
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

	For the Year Ended December 31,
	2016	2015	2014
Expected term (years)—Employees	6.0	6.0	6.0
Expected term (years)—Officers and Directors	7.0	7.0	7.0
Risk-free interest rate	1.4-1.9%	1.5-1.9%	1.9%
Expected volatility	63-70%	68-70%	70-71%
Expected dividend yield	None	None	None
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
A summary of stock option activity under the Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and Nonstatutory Inducement Grants is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	13,290,624	$2.60
Granted	5,341,225	1.73
Exercised	(1,829,642)	1.48
Canceled	(3,050,050)	3.11
Outstanding, December 31, 2016	13,752,157	$2.30	6.83	$631
Exercisable at December 31, 2016	6,769,082	$2.66	4.82	$411
Vested and unvested expected to vest	13,320,304	$2.31	6.76	$616
At December 31, 2016, the weighted average grant-date fair values of stock options granted with standard vesting terms during the years ended December 31, 2016, 2015 and 2014 were $1.73, $1.71 and $1.79 per share of common stock underlying such stock options, respectively. As of December 31, 2016, there was approximately $6.5 million, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.7 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $2.1 million, $0.8 million and $0.1 million, respectively.
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
Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $0.9 million, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for $0.4 million of the employee stock-based compensation expense recorded by the Company for the year ended December 31, 2015, with an immaterial amount recognized for the year ended December 31, 2016. As of December 31, 2016, none of the options with market conditions had vested.
Non-Employee Grants
Pursuant to the Company’s stock plans, the Company has periodically granted stock options and unrestricted stock awards to consultants for services at the closing market price of the Company’s common stock on NASDAQ on the grant date. During the year ended December 31, 2015, the Company issued options to purchase 150,000 shares of common stock to consultants. No such options were issued to consultants during the year ended December 31, 2016. These options were issued pursuant to the Amended and Restated 2010 Plan at exercise prices equal to the closing market price of the Company’s common stock on NASDAQ on the grant date. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be canceled. Unvested non-employee options are marked-to-market, which means that as the Company’s stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $0.3 million related to non-employee stock options and stock awards for the year ended December 31, 2015 and an immaterial amount for the year ended December 31, 2016.
2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 500,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning or ending date of the purchase period, as defined. The Company has two six-month purchase periods per year. As of December 31, 2016, 474,176 shares were issued under the ESPP, of which 95,672 were issued during 2016. As of December 31, 2016, there were 25,824 shares available for future purchase under the ESPP.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense recognized under ESPP	$48	$30	$26
Expected term	6 months	6 months	6 months
Risk-free interest rate	0.4-0.7	0.06-0.5	0.06-0.09
Volatility	64-78	55-78	55-66
Dividends	None	None	None
Employee Stock-Based Compensation Expense
Stock-based compensation for employee and director stock option grants for the years ended December 31, 2016, 2015 and 2014 of $4.3 million, $3.6 million and $3.1 million, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $2.7 million and $2.9 million, respectively.

Total Stock-Based Compensation Expense
For the years ended December 31, 2016, 2015 and 2014, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2016	2015	2014
Research and development expenses	$762	$1,023	$671
General and administrative expenses	3,563	2,852	2,389
Total stock-based compensation expense	$4,325	$3,875	$3,060
No income tax benefits have been recorded for the years ended December 31, 2016, 2015 or 2014, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 12).

(7)	Property and Equipment, net
Property and equipment consist of the following:

	December 31,
	2016	2015
Laboratory equipment, computers and software	$1,624	$1,841
Leasehold improvements	185	63
Office furniture and equipment	371	339
	2,180	2,243
Less—Accumulated depreciation and amortization	(1,767)	(1,965)
Total	$413	$278
The Company recorded depreciation and amortization expense of $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company identified certain of its fully depreciated assets no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(8)	Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2016	2015
Accrued compensation	$2,026	$1,310
Professional fees	157	123
Accrued interest on debt (see Note 9)	194	252
Other	348	249
Total	$2,725	$1,934

(9)	Debt
In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 3(a)). The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its rights, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech will be applied in the following order: to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts are applied first to pay interest and second, to pay the principal on the loan. Curis remains entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retains its right to royalty payments related to sales of Erivedge following repayment of the loan.
The final maturity date of the loan will be the earlier of the date when the principal is paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. On March 6, 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the current loan with BioPharma-II. On the effective date of the credit agreement, which is expected to occur on or before March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan with BioPharma -II would be terminated in its entirety. For a further discussion of the loan with HealthCare Royalty, please refer to Note 16 - Subsequent Events.
Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on the Company’s estimate of the timing of amounts to be repaid. The Company cannot estimate when the loan will be repaid as repayment is impacted by numerous factors, all of which are beyond the Company’s control. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that the royalty payments Curis Royalty receives are lower than the Company’s current estimates, which could arise due to factors beyond the Company’s control, such as the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. At any time after January 1, 2017, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement.
During the years ended December 31, 2016 and 2015, Curis Royalty made payments totaling $7.1 million and $7.5 million, respectively, of which $4.3 million and $4.2 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of December 31, 2016, the Company recorded short- and long-term debt of $4.9 million and $14.9 million, respectively, and at December 31, 2015, the Company recorded short- and long-term debt of $4.6 million and $19.6 million, respectively, related to the loan, with such amounts recorded within the Company’s consolidated balance sheets. In the three months ended March 31, 2016, the Company adopted ASU No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In accordance with the updated standard, the Company reclassified certain of its debt issuance costs, related to the loan, from assets to a direct deduction from the carrying amount of the related debt liability. The adoption of this guidance did not impact the consolidated statement of operations and comprehensive loss and the impact to the balance sheet was not material.
Curis Royalty is currently entitled to a royalty that escalates from 5% to 7.5% based on worldwide annual net sales of Erivedge ranging from less than $150.0 million to over $600.0 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved Hedgehog signaling pathway inhibitor sonidegib, marketed by Novartis, for use in locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015.
At December 31, 2016, the fair value of the debt  principal portion of the debt is estimated as $19.1 million. Due to the assumptions required to estimate future Erivedge royalties, the expected repayment period, and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.

The Company incurred debt issuance costs totaling $0.4 million in connection with this loan transaction, of which $0.2 million related to expenses that the Company paid on behalf of BioPharma-II and the remaining $0.2 million were incurred directly by the Company. The debt issuance costs incurred directly by the Company were capitalized as assets and those costs paid on behalf of BioPharma-II have been netted against the debt and accrued interest in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2016 and 2015 as detailed in the following table:

	As of December 31,
	2016	2015
Other current assets	$—	$33
Other assets	—	48
Total debt issuance costs	—	81
Debt, current	4,987	4,619
Debt issue costs, current	(48)	(12)
Debt, current portion net of issuance costs	$4,939	$4,607
Debt, long-term	14,992	19,631
Debt issue costs, long-term	(71)	(73)
Debt, net of current portion and issuance costs	$14,921	$19,558
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
For the years ended December 31, 2016, 2015 and 2014, the Company recognized interest expense related to the loan with BioPharma-II of $2.8 million, $3.3 million and $3.7 million within the Company’s Consolidated Statement of Operations, comprised of interest accrued on the outstanding principal of the loan and amortization of debt issuance costs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. In addition, the Company recorded related accrued interest on the debt of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively, with such amounts included in the Company’s accrued liabilities section of its consolidated balance sheets.
Future payments of principal on the loan will require application of these same assumptions and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets, and these assumptions include a reduction in the Company’s forecasted royalties related to a competing product for the expected repayment term.
At December 31, 2016, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2017	$4,987
2018	6,956
2019	8,036
2020	—
Thereafter	—
Total payments	19,979
Less current portion, gross	(4,987)
Total long-term debt obligations, gross	$14,992

(10)	Commitments

(a)	OPERATING LEASES
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
The total cash obligation for the base rent over the initial term of the lease agreement is approximately $4.4 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during 2016 and 2015, respectively, in accordance with the terms of the lease. These amounts have been classified as the restricted investments in the Company’s Consolidated Balance Sheet as of December 31, 2016 and 2015.
The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2017	$700
2018	59
Total minimum payments	$759
Rent expense for all operating leases was $0.6 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. The related deferred rent is included in accrued liabilities and other long term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2016 and 2015.

(b)	LICENSE AGREEMENTS
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014, of $5.5 million, $9.8 million and $0.4 million, respectively. Of the aggregate amount recognized for the year ended December 31, 2016, $5.5 million related to payments the Company made pursuant to its Aurigene collaboration (see Note 3(b)). For the years ended December 31, 2016, 2015 and 2014, the Company also recognized $0.4 million, $0.4 million and $0.3 million as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 3(a)).
During the years ended December 31, 2016 and 2015, pursuant to the amendment and original collaboration agreement with Aurigene, the Company also recognized expense of $18.0 million and $24.3 million, respectively, related to partial consideration for the rights granted to the Company under the amendment to the collaboration agreement and the original collaboration agreement within the in-process research and development expense line item of the Consolidated Statements of Operations and Comprehensive Loss (see Note 3(b)).

(11)	Common Stock

(a)	2015 Public Offering of Common Stock
On February 25, 2015, the Company entered into an underwriting agreement with Cowen and Company, or Cowen, acting for itself and as representative of the named underwriters, relating to an underwritten public offering of 21,818,181 shares of the Company’s common stock. The offering price to the public was $2.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $2.585 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,272,727 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriters exercised this option in full on February 25, 2015. On March 2, 2015, the Company completed the public offering of 25,090,908 shares of common stock. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $64.6 million.

(b)	2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The Company did not sell any shares of common stock under this sales agreement during the years ended December 31, 2016 and 2015.

(c)	2010 Registered Direct Offering
On January 27, 2010, the Company completed a registered direct offering of 6,449,288 units with each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase 0.25 of one share of common stock at a purchase price of $2.52 per unit. The Company received net proceeds from the sale of the units, after deducting offering expenses, of approximately $14.9 million during the year ended December 31, 2010.
In connection with this offering, the Company issued warrants to purchase an aggregate of 1,612,322 shares of common stock. As of December 31, 2014, warrants to purchase 239,000 shares of the Company’s common stock have been exercised, resulting in outstanding warrants to purchase an aggregate of 1,374,000 shares of common stock, all of which expired on January 27, 2015 pursuant to the terms of the warrants.
The warrants had an initial exercise price of $3.55 per share and a five-year term. The warrants contained anti-dilution adjustment provisions that could have resulted in a decrease in the price and an increase in the number of shares of common stock issuable upon exercise of such warrants in the event of certain issuances of common stock by the Company at prices below $3.55 per share. On the original terms, the warrants were deemed to be a liability and the Company revalued the warrants at each reporting period, with change in fair value of the warrant liability recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company recorded other income of $0.7 million for the year ended December 31, 2014, as a result of a change in the fair value of the warrant liability that was primarily due to changes in the Company’s stock price during the respective reporting periods.

(12)	Income Taxes
For the years ended December 31, 2016, 2015 and 2014, the Company did not record any federal or state income tax expense given its continued operating losses.
The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.0%	5.1%	4.9%
Research and development tax credits	1.3%	1.4%	3.2%
Orphan drug tax credits	10.5%	—%	—%
Deferred compensation	(0.5)%	(0.4)%	(1.6)%
Interest expense	(0.4)%	(0.5)%	(1.6)%
Fair value of warrants	—	—%	1.3%
NOL expirations	—	—%	(2.8)%
Other	(0.2)%	0.1%	0.1%
Net decrease in valuation allowance	(49.7)%	(39.7)%	(37.5)%
Effective income tax rate	—	—	—
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.
The principle components of the Company’s deferred tax assets at December 31, 2016 and 2015, respectively, are as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
NOL carryforwards	$92,012	$86,208
Research and development tax credit carryforwards	13,404	13,060
Orphan drug tax credit carryforwards	10,148	—
Depreciation and amortization	18,242	12,262
Capitalized research and development expenditures	35,848	29,121
Impairment of investments	—	120
Stock options	5,507	4,419
Accrued expenses and other	176	113
Total Gross Deferred Tax Asset	175,337	145,303
Valuation Allowance	(175,337)	(145,303)
Net Deferred Tax Asset	$—	$—
The classification of the above deferred tax assets is as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Current deferred tax assets	$—	$46
Non-current deferred tax assets	175,337	145,257
Valuation Allowance	(175,337)	(145,303)
Net Deferred Tax Asset	$—	$—
As of December 31, 2016, the Company had federal and state net operating losses, or NOLs, of $256.3 million and $91.7 million, respectively, and federal and state research and experimentation credit carryforwards of approximately $10.6 million and $4.3 million, respectively, which will expire at various dates starting in 2018 through 2036. As of December 31, 2016, the Company also had orphan drug tax credit carryforwards of $10.1 million, these credits relate to qualified expenses incurred for CUDC-907 since receiving the Orphan Drug designation. As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $175.3 million has been established at December 31, 2016. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

The valuation allowance increased approximately $30.0 million, $23.4 million and $7.0 million during the years ended December 31, 2016, 2015 and 2014, due primarily to the increase in net operating loss carryforwards and tax credits.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2001 through 2016 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

(13)	Related Party Transactions

(a)	Agreements with Daniel R. Passeri
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
On September 2, 2016, the Company and Mr. Passeri entered into a letter agreement pursuant to which Mr. Passeri resigned as director and Vice Chairman of the Company's board of directors, which became effective on September 14, 2016. Pursuant to the terms of the Letter Agreement, and in recognition of his many years of service to the Company in varying roles, including as a director and Vice Chairman of the Board, and formerly as Chief Executive Officer, President, and as a consultant, the Board authorized a $0.3 million recognition bonus payment to Mr. Passeri and also approved a modification to Mr. Passeri’s vested common stock options such that the exercise period for all such options shall be 24 months. Mr. Passeri agreed to provide continued assistance to the Company, without further remuneration, for up to two years, if and when requested by the Board of Directors or the Chief Executive Officer. The letter agreement also contains other customary terms and conditions relating to Mr. Passeri’s end of service with the Company.
The Company recognized expenses related to the consulting and letter agreements of $0.4 million, $0.2 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(b)	Agreement with Director - Lori A. Kunkel
On November 11, 2016, the Company's board of directors elected Lori A. Kunkel, M.D., to serve as a class II director until the 2019 Annual Meeting of Stockholders and thereafter until her successor is duly elected and qualified. Prior to Dr. Kunkel’s election as a director, the Company were party to a consulting agreement dated August 21, 2013 with D2D, LLC, a limited liability company owned by Dr. Kunkel, under which Dr. Kunkel provided consulting services to the Company related to oncology clinical evaluation and development. The Company and Dr. Kunkel terminated the D2D consulting agreement on June 30, 2015, and entered into a new consulting agreement on July 1, 2015. The Company and Dr. Kunkel terminated the July 2015 consulting agreement in connection with her election as a member of the Board of Directors. From January 1, 2015 until Dr. Kunkel’s election to the Company's board of directors, Dr. Kunkel has received aggregate payments from the Company of $0.2 million and received options in connection with her July 2015 consulting agreement to purchase an aggregate of 150,000 shares of our common stock at a weighted average exercise price of $3.33 per share.
The Company recognized expenses related to the consulting and letter agreements of $0.1 million and $0.1 million during the years ended December 31, 2016 and 2015, respectively.

(c)	Agreement with Director - Kenneth J. Pienta
On March 7, 2013, the Company’s Board of Directors elected Kenneth J. Pienta, M.D., to serve as a class I director until the 2015 Annual Meeting of Stockholders and thereafter until his successor is duly elected and qualified. Dr. Pienta had served as a member of the Company’s Scientific Advisory Board since September 2006 and as its Chairman since June 2007, pursuant to the terms of a Scientific Advisory Board Agreement, or the SAB agreement, effective September 13, 2006, as amended from time to time, by and between Dr. Pienta and the Company. The SAB agreement with Dr. Pienta pursuant to which he received compensation in the amount of $0.1 million per year terminated in September 2015 in accordance with the terms of that agreement. In addition, pursuant to the terms of a consulting agreement dated March 1, 2012, as amended from time to time, by and between the Company and Dr. Pienta, Dr. Pienta served as a consultant to the Company in the areas of corporate strategy and business development. The Company and Dr. Pienta terminated the consulting agreement in connection with his election as a member of the Board of Directors in March 2013. In addition, the Company’s board of directors granted two options to purchase an aggregate of 125,000 shares of the Company’s common stock to Dr. Pienta in his role on the SAB. These options vest over a four-year period and bear exercise prices that were equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the respective grant dates.

(d)	License Agreement with Former Officer
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
The Company provided GBMT with up to $0.4 million in financial support for specified CU-908 pre-clinical activities related to enabling the filing by the Company of an IND with the FDA, provided that GBMT completes such CU-908 IND-enabling activities in accordance with specified criteria and delivers a U.S. IND package for CU-908 to the Company within prescribed timeframes as specified in the license agreement. All costs incurred under the license agreement will be expensed as incurred. During the year ended December 31, 2014, the Company had incurred expenses of $0.3 million under the GMBT license agreement reported within the research and development line item of the Company’s Consolidated Statements of Operations and Comprehensive Loss. No such expenses were incurred during the years ended December 31, 2016 and 2015.
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

(14)	Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For the years ended December 31, 2016, 2015 and 2014, the Company made matching contributions of $0.2 million, $0.2 million and $0.2 million, respectively.

(15)	Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2016 and 2015:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$1,726	$1,680	$1,759	$2,362
Loss from operations	(8,807)	(10,680)	(27,789)	(10,763)
Net loss	(9,441)	(11,290)	(28,345)	(11,335)
Net loss per common share (basic and diluted)	$(0.07)	$(0.09)	$(0.21)	$(0.08)
Weighted average common shares (basic and diluted)	129,019,984	129,270,639	132,065,947	140,715,621

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,658	$2,083	$2,045	$2,092
Loss from operations	(31,022)	(7,369)	(4,844)	(13,246)
Net loss	(31,848)	(8,129)	(5,543)	(13,461)
Net loss per common share (basic and diluted)	$(0.30)	$(0.06)	$(0.04)	$(0.10)
Weighted average common shares (basic and diluted)	107,934,493	128,351,482	128,392,413	128,501,098
The net loss amount presented for the quarter ended December 31, 2016, includes a $1.5 million milestone payment made under the Company’s collaboration with Aurigene, which were recognized as research and development expenses (see Note 3(b)).

(16)	Subsequent Events
Royalty Financing Transaction
On March 6, 2017, the Company and its wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement, referred to as the prior loan, with BioPharma Secured Debt Fund II Sub, S.à.r.l., or BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors. On the effective date of the credit agreement with Healthcare Royalty, which is expected to occur on or before March 22, 2017, the prior loan will be terminated in its entirety.

Pursuant to the credit agreement, HealthCare Royalty would make a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which will be used to pay off the approximately $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The residual proceeds of the loan would be distributed to Curis as sole equity member of Curis Royalty. Refer to Part II - Item 9B for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Royalty Financing Transaction
On March 6, 2017, we and our wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement, which we refer to as the prior loan, with BioPharma Secured Debt

Fund II Sub, S.à.r.l., or BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors. On the effective date of the credit agreement with Healthcare Royalty, the prior loan will be terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty will make a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which will be used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The residual proceeds of the loan will be distributed to Curis as sole equity member of Curis Royalty. The closing of the HealthCare Royalty financing is expected to occur no later than March 22, 2017 and is subject to certain conditions precedent specified in the credit agreement, including without limitation the parties having received payoff and termination documentation from BioPharma-II.
The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were, as previously disclosed, transferred from Curis to Curis Royalty in 2012 pursuant to a purchase and sale agreement between Curis and Curis Royalty, which we refer to as the purchase agreement, in connection with the prior loan from BioPharma-II. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to the escrow agreement (as described below), (ii) Curis’ royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement. Remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
The final maturity date of the loan will be, subject to earlier acceleration as further described below, the earlier of (i) the date when principal and interest is paid in full and (ii) the termination of Curis Royalty’s right to receive royalties under the collaboration agreement. Curis Royalty may prepay the loan in full at any time, subject to certain prepayment premiums specified in the credit agreement.
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement, including:

•	if any payment of principal is not made within three days of when such payment is due and payable or otherwise made in accordance with the terms of the credit agreement;

•	if any representations or warranties made in the credit agreement or any other transaction document proves to be incorrect or misleading in any material respect when made;

•	if there occurs a default in the performance of affirmative and negative covenants set forth in the credit agreement or any other transaction document;

•	the failure by Genentech to pay material amounts owed under the collaboration agreement because of an actual breach or default by Curis under the collaboration agreement;

•
a material breach or default by Curis Royalty under the escrow agreement or by Curis under the purchase agreement, in each case, which breach or default is not cured within 30 days after written demand thereof by HealthCare Royalty;

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency related defaults;

•	any materially adverse effect on the binding nature of any of the transaction documents or the collaboration agreement;

•	any person shall be designated as an independent director of Curis Royalty other than in accordance with its limited liability company operating agreement; or

•	Curis shall at any time cease to own, of record and beneficially, 100% of the equity interests in Curis Royalty.
The credit agreement contains covenants applicable to Curis and Curis Royalty, including certain visitation, information and audits rights granted to HealthCare Royalty and restrictions on the conduct of business, including as it relates to continued compliance with the collaboration agreement and specified affirmative actions regarding the escrow account set up through the escrow agreement. The credit agreement also contains further covenants solely applicable to Curis Royalty, including restrictions on incurring indebtedness, creating or granting liens, making acquisitions and making specified restricted payments.
In connection with the loan, Curis Royalty will grant a first priority lien and security interest (excluding certain payments allocable to academic institutions) in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis, except that (i) Curis has agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’ equity interest in Curis Royalty and (ii) under certain circumstances arising from the breach of certain covenants and representations, HCR may proceed directly against Curis.
In connection with the loan from HealthCare Royalty, Curis and Curis Royalty have also entered into a consent and payment direction letter agreement with Genentech, referred to as the Consent and Direction, pursuant to which Genentech consents to the new financing arrangement with HealthCare Royalty and agrees that, commencing on the closing date of the loan, it will make royalty payments under the collaboration agreement directly to Boston Private Bank and Trust Company, or Boston Private Bank, as escrow agent, pursuant to an escrow agreement. Except as specifically amended or supplemented by the Consent and Direction letter, the terms and conditions of the collaboration agreement remain unchanged and in full force and effect.
On the closing date of the loan, Curis, Curis Royalty, HealthCare Royalty and Boston Private Bank will enter into an escrow agreement, which we refer to as the escrow agreement, pursuant to which Boston Private Bank will set up a non-interest bearing deposit account to facilitate the payment of royalty payments received from Genentech under the collaboration agreement to HealthCare Royalty or other specified parties in accordance with instructions to be issued by HealthCare Royalty.
The escrow agreement contains customary exculpation and indemnification obligations of Curis and Curis Royalty for the benefit of Boston Private Bank. The escrow agreement terminates upon Boston Private Bank’s receipt of a written termination notice from HealthCare Royalty.
The foregoing summary descriptions of the credit agreement and consent and direction do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements which are filed as Exhibits 10.27 and 10.28, respectively, of this Annual Report on Form 10-K for the year ended December 31, 2016. The foregoing summary of the escrow agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the escrow agreement which Curis expects to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, subject to its execution at the closing of the loan transaction.
Amendments to Officers’ Employment Agreements
On March 7, 2017, we entered into an amendment to the employment agreements of each of Ali Fattaey, Ph.D., James Dentzer, Mani Mohindru, Ph.D., and David Tuck, M.D.
Dr. Fattaey’s employment agreement amendment provides that, in the event of termination within twelve (12) months of a change in control of Curis, Dr. Fattaey will receive an amount equal to: (a) two (2) times his base salary, (b) his target bonus for the year of termination, and (c) a portion of the same year’s target bonus, pro-rated to reflect to the proportion of the year elapsed. Dr. Fattaey’s amendment also extends COBRA coverage to eighteen (18) months.
Mr. Dentzer’s employment agreement amendment provides that, in the event of termination within twelve (12) months of a change in control of Curis, Mr. Dentzer will receive an amount equal to: (a) his base salary, (b) his target bonus for the year of termination, and (c) a portion of the same year’s target bonus, pro-rated to reflect to the proportion of the year elapsed. Mr. Dentzer’s amendment also clarifies the timing of such payments, and extends COBRA coverage to twelve (12) months.
Drs. Mohindru and Tuck’s employment agreement amendments each provide that, in the event of termination within twelve (12) months of a change in control of Curis, the applicable officer will receive an amount equal to: (a) his or her base salary, (b) his or her target bonus for the year of termination, and (c) a portion of the same year’s target bonus, pro-rated to reflect to the proportion of the year elapsed. Drs. Mohindru and Tuck’s amendments also extend COBRA coverage to twelve (12) months.
Except as described herein, all other terms of such officers’ existing employment agreements with us and other previously disclosed compensatory arrangements remain in full force and effect.
The information set forth herein with respect to the amendments does not purport to be complete in scope and is qualified in its entirety by reference to the full text of such amendments, which are filed as Exhibits 10.2, 10.4, 10.6, and 10.8, respectively, to this Annual Report on Form 10-K for the year ended December 31, 2016.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2017 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2017 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2017 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2017 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2017 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2017 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/S/ ALI FATTAEY
Ali Fattaey President and Chief Executive Officer
Date: March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI FATTAEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
Ali Fattaey
/s/ JAMES DENTZER	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 9, 2017
James Dentzer
/s/ JAMES R. MCNAB, JR.	Chairman of the Board of Directors	March 9, 2017
James R. McNab, Jr.
/s/ MARTYN D. GREENACRE	Director	March 9, 2017
Martyn D. Greenacre
/s/ KENNETH I. KAITIN	Director	March 9, 2017
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	March 9, 2017
Lori A. Kunkel
/s/ ROBERT MARTELL	Director	March 9, 2017
Robert Martell
/s/ KENNETH PIENTA	Director	March 9, 2017
Kenneth Pienta
/s/ MARC RUBIN	Director	March 9, 2017
Marc Rubin

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	10-K	2/29/2016	3.1
3.2	Certificate of Designations of Curis, Inc.	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	10-K	3/1/2004	4.1
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated June 2, 2014, by and between Curis, Inc. and Ali Fattaey, Ph.D.	10-Q	8/7/2014	10.1
#10.2	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. and Ali Fattaey, Ph.D.				X
#10.3	Employment Agreement, dated March 29, 2016, by and between Curis, Inc. and James E. Dentzer.	10-Q	5/9/2016	10.1
#10.4	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. by and between Curis, Inc. and James E. Dentzer				X
#10.5	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and Mani Mohindru, Ph.D.	10-Q	5/9/2016	10.3
#10.6	Amendment to Employment Agreement , dated March 7, 2017 by and between Curis, Inc. and Mani Mohindru Ph.D.				X
#10.7	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and David Tuck, M.D.	10-Q	5/9/2016	10.2
#10.8	Amendment to Employment Agreement, dated March 7, 2017 by and between Curis, Inc. and David Tuck, M.D.				X
#10.9	Letter Agreement, dated September 2, 2016, by and between Curis, Inc. and Daniel R. Passeri	10-Q	11/3/2016	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
#10.10	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	10-Q	8/7/2014	10.3
#10.11	Curis 2000 Stock Incentive Plan	S-4/A (333-32446)	5/31/2000	10.71
#10.12	Curis 2000 Director Stock Option Plan	S-4/A (333-32446)	5/31/2000	10.72
#10.13	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/2004	10.2
#10.14	Form of Non-statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	10-Q	10/26/2004	10.3
#10.15	Form of Non-statutory Stock Option Agreement for awards granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	10-Q	10/26/2004	10.4
#10.16	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	8-K	5/28/2015	99.1
#10.17	Curis 2010 Employee Stock Purchase Plan	Def 14A	4/16/2010	Exhibit B
#10.18	Form of Incentive Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	6/4/2010	10.1
#10.19	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	6/4/2010	10.2
#10.20	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	8-K	6/4/2010	10.3
#10.21	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan				X
#10.22	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan				X
#10.23	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to NASDAQ Stock Market Rule 5635(c)(4)	S-8	1/6/2017	99.1
	Material contracts—Leases
#10.24	Lease, dated September 16, 2010, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	8-K	9/21/2010	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Material contracts—Financing Agreements
†10.25	Credit Agreement, dated November 27, 2012, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and BioPharma Secured Debt Fund II Sub, S.à r.l.	10-K	3/13/2013	10.31
10.26	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	10-K	3/13/2013	10.32
††10.27	Credit Agreement, dated March 3, 2017, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and HealthCare Royalty Partners III, L.P.				X
10.28	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.				X
†10.29	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis and Curis Royalty	10-K	3/13/2013	10.33
10.30	Escrow Agreement, dated December 11, 2012, by and between Curis, Curis Royalty LLC, a wholly-owned subsidiary of Curis, BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors and Boston Private Bank and Trust Company	10-K	3/13/2013	10.34
	Material contracts—License and Collaboration Agreements
†10.31	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	10-Q	8/6/2015	10.1
†10.32	Termination and Transition Agreement, dated February 5, 2015, by and between Curis, Inc. and Debiopharm International S.A.	10-K	2/24/2015	10.29
†10.33	License Agreement, dated November 27, 2012, by and between Curis, Inc. and Genentech, Inc.	10-K	3/13/2013	10.39
†10.34	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	2/24/2015	10.32
†10.35	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-Q	11/3/2016	10.20

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
Material contracts—Miscellaneous
10.36	Sales Agreement, dated July 2, 2015, by and between Curis, Inc. and Cowen and Company, LLC	S-3	7/2/2015	1.2
10.37	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	2/24/2015	10.34
10.38	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-Q	11/3/2016	10.30
10.39	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-K	2/24/2015	10.35
10.40	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	10-Q	11/3/2016	10.40
Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	10-K	2/29/2016	14
Additional Exhibits
21	Subsidiaries of Curis				X
23.1	Consent of PricewaterhouseCoopers LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#    Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.