Form 10-Q
period 2017-03-31
CURIS INC
filed 2017-05-04
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2017, there were 143,772,716 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$42,417	$26,038
Investments	18,385	18,447
Short-term investment – restricted	153	—
Accounts receivable	2,195	2,459
Prepaid expenses and other current assets	1,218	1,257
Total current assets	64,368	48,201
Property and equipment, net	410	413
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$73,763	$57,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,905	$5,883
Accrued liabilities	1,573	2,725
Current portion of long-term debt, net	3,502	4,939
Total current liabilities	10,980	13,547
Long-term debt, net	41,306	14,921
Other long-term liabilities	—	18
Total liabilities	52,286	28,486
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 144,900,004 shares issued and 143,677,158 shares outstanding at March 31, 2017; 142,346,871 shares issued and 141,124,025 shares outstanding at December 31, 2016	1,449	1,423
Additional paid-in capital	936,248	928,319
Treasury stock (at cost, 1,222,846 shares)	(1,524)	(1,524)
Accumulated deficit	(914,690)	(898,948)
Accumulated other comprehensive income	(6)	(4)
Total stockholders’ equity	21,477	29,266
Total liabilities and stockholders’ equity	$73,763	$57,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Royalties	$2,191	$1,744
Research and development, net	(60)	(18)
Total revenues	2,131	1,726
Costs and expenses:
Cost of royalty revenues	111	89
Research and development	13,541	6,828
General and administrative	3,532	3,616
Total costs and expenses	17,184	10,533
Loss from operations	(15,053)	(8,807)
Other (expense) income:
Other (expense) income	(103)	—
Interest income	70	105
Interest expense	(656)	(740)
Total other expense, net	(689)	(635)
Net loss	$(15,742)	(9,442)
Net loss per common share (basic and diluted)	$(0.11)	$(0.07)
Weighted average common shares (basic and diluted)	142,011,776	129,019,984
Total comprehensive loss	$(15,744)	$(9,410)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,742)	$(9,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	34
Stock-based compensation expense	1,103	772
Amortization of debt issuance costs	119	12
Non-cash interest expense on investments	(10)	(16)
Changes in operating assets and liabilities:
Accounts receivable	264	360
Prepaid expenses and other assets	213	243
Accounts payable and accrued and other liabilities	(1,148)	50
Total adjustments	596	1,455
Net cash used in operating activities	(15,146)	(7,987)
Cash flows from investing activities:
Purchase of investments	(12,556)	(29,467)
Sale of investments	12,626	20,184
Purchases of property and equipment	(52)	(8)
Net cash provided by/(used in) investing activities	18	(9,291)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	6,214	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans	464	70
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	45,000	—
Payment of debt issuance costs	(192)	—
Payment on termination of credit agreement with BioPharma-II	(18,303)	—
Payments on Curis Royalty’s debt	(1,676)	(1,191)
Net cash (used in)/provided by financing activities	31,507	(1,121)
Net (decrease)/increase in cash and cash equivalents	16,379	(18,399)
Cash and cash equivalents, beginning of period	26,038	33,091
Cash and cash equivalents, end of period	$42,417	$14,692
Non-cash items:
Receivable for issuances of common stock	$174	$—
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CUDC-907, which is being investigated in clinical studies in patients with diffuse large B-cell lymphoma and solid tumors and CA-170, which is being investigated in a Phase 1 study in patients with advanced solid tumors and lymphomas. The Company’s pipeline includes two pre-Investigational New Drug, or IND, stage oncology drug candidates, CA-327 and CA-4948. The Company’s drug Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. In addition to BCC, Roche and Genentech are conducting studies of Erivedge in other diseases, including in idiopathic pulmonary fibrosis and myelofibrosis.
In January 2015, and as amended in September 2016, the Company entered into an exclusive collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene.
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, programmed death ligand-1 (PDL1) and V domain Ig suppressor of T cell activation (VISTA), as the development candidate from this program. CA-170 is currently in Phase 1 clinical testing. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4), as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints, PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3), as the development candidate from this program. The Company expects to file IND applications with the United States Food and Drug Administration, or FDA, for clinical testing of CA-4948 and CA-327 in the second half of 2017.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the health care industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its credit agreement with HealthCare Royalty Partners III, L.P., a Delaware limited partnership managed by Healthcare Royalty Management, LLC, or HealthCare Royalty; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and makes under its current and potential future collaborations. The results of the Company’s operations may vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2017, the Company had an accumulated deficit of approximately $914.7 million. The Company anticipates that its $60.8 million of existing cash, cash equivalents and investments at March 31, 2017 should enable it to maintain its planned operations into 2018. In order to ensure adequate cash resources for 12 months from the issuance date of these financial statements, the Company will reduce or delay spending on its research and development programs and operating expenses to the extent it is unable to raise additional financing through its current $30.0 million at-the-market sale agreement with Cowen and Company, LLC, or Cowen or other potential financing. Accordingly, the inability to obtain additional funds in the next 12 months would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. The Company’s ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission, or the SEC, on March 9, 2017.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2017 and the results of operations for the three-month periods ended March 31, 2017 and 2016 and the cash flows for the three-month periods ended March 31, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company is currently a party to a collaboration agreement with Genentech, the terms of which provide for Genentech to make a non-refundable license fee payment, research and development funding payments, contingent cash payments based upon achievement of clinical development and regulatory objectives, and royalties on potential product sales. For a complete discussion of the Company’s revenue recognition policy, see Note 2(c) included in its 2016 Annual Report on Form 10-K.

4.	Collaboration Agreements

(a)	Genentech
Collaboration Overview. In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of March 31, 2017.

Royalty Payments. In addition to these payments and pursuant to the agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Novartis (to be acquired by Sun Pharmaceutical Industries Ltd. as announced in December 2016), for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of sonidegib in the United States.
In November 2012, the Company formed a wholly-owned subsidiary, Curis Royalty, to receive a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 7). In connection with the loan, the Company transferred to Curis Royalty its right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to the Company, to be repaid using the royalty and royalty-related payments from Genentech. In March 2017, the Company and Curis Royalty, entered into a new credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan and the residual proceeds of $26.6 million were distributed to the Company as sole equity member of Curis Royalty.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty for the purpose of refinancing a prior loan from BioPharma-II (see Note 7). The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were, transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior loan.
The Company recognized $2.2 million and $1.7 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2017 and 2016, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. The amounts for each of these periods, representing 5% of the royalty received from Genentech, account for the Company's obligations to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded research and development revenue of an immaterial amount and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million during the three months ended March 31, 2017 and 2016, under this collaboration, which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.

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
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company's option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees is $7.5 million, to be paid in two equal installments.
In addition, beyond the up-to five years of exclusivity described above, and subject to specified exceptions and payment by the Company of an annual exclusivity fee on a program-by-program basis, Aurigene and the Company have agreed to collaborate exclusively with each other on each program for which there are ongoing activities in research or development, or for which the Company has exercised its option to acquire an exclusive license (as described above) and the Company and its affiliates or sublicensees are actively developing or commercializing a compound or product from such program in a major market.
For each product that may be commercialized, the Company has granted Aurigene the right, subject to certain conditions, to nominate one global supplier of drug substance or drug product to provide up to 50% of the total requirements in the Company's territory.
As of March 31, 2017, the Company has exercised its option to license three programs under the collaboration.

1.
PD1/VISTA Program. An immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of PDL1 and VISTA.

2.	IRAK4 Program. A precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.

3.
PD1/TIM3 Program. An immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.

The Company anticipates that it may select additional programs under this collaboration in the future, and the Company intends to have the collaboration’s steering committee recommend such additional programs in order for Aurigene to initiate or continue the relevant preclinical activities described in each program’s written plan.
In January 2017, the Company extended its collaboration exclusivity with Aurigene and paid the first installment ($3.75 million) of this exclusivity option fee. The second installment ($3.75 million) of the exclusivity option fee is estimated to be paid in the third quarter of 2017.
Up-front Equity Issuance.  In connection with the collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock valued at $24.3 million in partial consideration for the rights granted to the Company under the collaboration agreement, which the Company recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
Research Payments, Option Exercise Fees and Milestone Payments. The Company has agreed to make the following research payments, option exercise fees and milestone payments to Aurigene, except to the extent that such fees and payments have been waived pursuant to the terms of an amendment dated September 7, 2016, which is described below:

•
for each of the PD1/VISTA and IRAK4 programs: up to $52.5 million per program, comprising: $3.0 million for each option exercise, which the Company incurred and paid during the fourth quarter of 2015, $3.0 million upon acceptance of each IND filing and $4.0 million upon dosing of the fifth patient in the Company's first Phase 1 clinical trial for each program, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs.

•	Since the inception of the agreement through March 31, 2017, the Company has paid $11.0 million of the foregoing payments related to the PD1/VISTA and IRAK4 programs under the collaboration.

•
for each of the PD1/TIM3 program and the fourth program (if exercised): up to $50.0 million per program, comprising $2.0 million for a program selection fee, $3.0 million for an option exercise fee, $2.5 million upon acceptance of an

IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•	Since the inception of the agreement through March 31, 2017, the Company has paid $3.5 million of the payments described related to these programs under the collaboration.

•
for any program thereafter (if any): up to $140.5 million per program, comprising: up to $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

•	Since the inception of the agreement through March 31, 2017, the Company has paid none of these payments related to these programs under the collaboration.
Amendment to Collaboration Agreement. On September 7, 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 10,208,333 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in milestones and other payments from the Company that may become due under the collaboration agreement. The following milestones and other payments have been waived:

•	$1.0 million payment for extended exclusivity related to the IRAK4 program;

•	$3.0 million payment upon acceptance of IND filing related to the IRAK4 program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the IRAK4 program;

•	$1.0 million payment for extended exclusivity related to the PD1/VISTA program;

•	$4.0 million payment upon dosing of the fifth patient in the Company's Phase 1 clinical trial for the PD1/VISTA program;

•	$1.5 million, or 50%, of the payment related to the option exercise payment of the PD1/TIM3 program;

•	$2.5 million payment upon acceptance of IND filing related to the PD1/TIM3 program;

•	$2.0 million payment for program selection fee of the fourth program;

•	$3.0 million payment for option exercise of the fourth program; and

•	$2.5 million payment upon acceptance of IND filing related to the fourth program;

To the extent any of these waived milestone or other payments described above would not otherwise be payable by the Company, e.g. in the event one or more of the listed milestone events do not occur, the Company will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, the Company will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2017 and December 31, 2016 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2017:
Cash equivalents:
Money market funds	$29,358	$—	$—	$29,358
Corporate commercial paper, bonds and notes	—	8,441	—	8,441
Municipal bonds	—	275	—	275
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,385	—	18,385
Total assets at fair value	$29,358	$27,101	$—	$56,459

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2016:
Cash equivalents:
Money market funds	$24,542	$—	$—	$24,542
Corporate commercial paper, bonds and notes	—	—	—	—
Municipal bonds	—	330	—	330
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,447	—	18,447
Total assets at fair value	$24,542	$18,777	$—	$43,319
No investments held at March 31, 2017 were transferred between levels.

6.	Investments
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities. The Company’s short-term investments are marketable securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and the Company's long-term investments are marketable securities with original maturities of greater than twelve months from the balance sheet date. Marketable securities consist of commercial paper, corporate bonds and notes, and government obligations. All of the Company’s short-term and long-term investments have been designated available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of stockholders’ equity and any realized gains and losses recorded in the statement of operations in the period during which the securities are sold.
Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$18,390	$—	$(5)	$18,385
Total investments	$18,390	$—	$(5)	$18,385

Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.3 years at March 31, 2017.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$18,451	$2	$(6)	$18,447
Total investments	$18,451	$2	$(6)	$18,447
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2016.
At March 31, 2017, the Company held 11 debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $12.7 million at March 31, 2017. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the 11 debt securities held as of March 31, 2017 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on this analysis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2017.

7.	Debt

(a)	BioPharma-II
In December 2012, Curis’s wholly owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 4(a)). The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis's royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts were applied first to pay interest and second, principal on the loan. Curis remained entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retained its right to royalty payments related to sales of Erivedge following repayment of the loan.
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company was not able estimate when the loan would be repaid as repayment s impacted by numerous factors, all of which were beyond the Company’s control. The repayment term could be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would be added to the principal on a quarterly basis. At any time after January 1, 2017, Curis Royalty was entitled to, subject to certain limitations, to prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest.

(b)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis’s and Curis Royalty’s existing royalty financing arrangement with BioPharma-II, referred to herein as the prior loan, with BioPharma-II. On March 22, 2017, the prior loan was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to Curis as sole equity holder of Curis Royalty.
The loan from HealthCare Royalty will be repaid from certain Erivedge royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty in 2012. Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.

(c)	Respective Debt Payments to BioPharma-II and HealthCare Royalty Partners III
During the three months ended March 31, 2017 and 2016, Curis Royalty made payments totaling $2.4 million and $1.9 million, respectively, of which $1.7 million and $1.2 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of March 31, 2017, the Company recorded short- and long-term debt of $3.5 million and $41.3 million, respectively, and at December 31, 2016, the Company recorded short- and long-term debt of $4.9 million and $14.9 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.1 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recognized interest expense related to its debt of $0.7 million and $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At March 31, 2017, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
During the three months ended March 31, 2017, the Company incurred debt issuance costs totaling $0.2 million in connection with its HealthCare Royalty financing transaction, all of which were incurred directly by the Company. The direct costs incurred by the Company were recorded as contra-debt, which directly reduces the outstanding debt balance on the Company's Consolidated Balance Sheet. All issuance costs will be amortized over the estimated term of the debt using the straight-line method, which approximates the effective interest method. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of these costs, as well as the period over which these costs will be amortized.
Future payments of principal on the loan will require application of the same assumptions described above and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets. At March 31, 2017, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2017	$2,348
2018	4,325
2019	5,780
2020	7,137
2021	8,599
2022	10,058
Thereafter	6,753
Total payments	45,000
Less current portion, gross	(3,533)
Total long-term debt obligations, gross	$41,467

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accrued compensation	$1,052	$2,026
Professional fees	158	157
Accrued interest on debt (Note 7)	112	194
Other	251	348
Total	$1,573	$2,725

9.	Accounting for Stock-Based Compensation
As of March 31, 2017, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in March 2015 and approved by shareholders in May 2015 and (ii) the 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2010 and approved by shareholders in June 2010. New employees are typically issued options as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan.
During the three months ended March 31, 2017, the Company’s board of directors granted options to purchase a total of 4,814,000 shares of the Company’s common stock to officers and employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to NASDAQ Marketplace Rules. These options generally vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the three months ended March 31, 2017, the Company’s board of directors also granted options to its non-employee directors to purchase 840,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise price of $2.31 per share, which equals the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. As discussed below, for employee stock options with market performance conditions, the Company uses a Monte Carlo simulation valuation model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the three months ended March 31, 2017 and 2016 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2017	2016
Expected life (years) - employees	5.5	6
Expected life (years) - officers	5.5	6
Expected life (years) – directors	6.25	7
Risk-free interest rate	2.1%	1.6-1.8%
Volatility	63-64%	69-70%
Dividends	None	None

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
A summary of stock option activity under the Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	13,752,157	$2.30
Granted	5,654,000	2.52
Exercised	(449,152)	1.42
Canceled	(258,003)	3.10
Outstanding, March 31, 2017	18,699,002	$2.37	7.74	$10,598
Exercisable at March 31, 2017	7,665,796	$2.59	5.58	$4,218
Vested and unvested expected to vest	17,557,600	$2.38	7.62	$10,020
The weighted average grant-date fair values of these stock options granted during the three months ended March 31, 2017 and 2016 were $2.52 and $1.07, respectively. As of March 31, 2017, there was approximately $12.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 2.89 years. The intrinsic value of employee stock options exercised during the three months ended March 31, 2017 and 2016 was $0.7 million and $0.1 million, respectively.
Employee Stock-Based Compensation Expense
The Company recorded a total of $1.1 million in compensation expense for the three months ended March 31, 2017 and $0.9 million in compensation expense for the three months ended March 31, 2016 related to employee and director stock option grants. The total fair values of vested stock options for each of the three months ended March 31, 2017 and 2016 was $1.5 million.

Non-Employee Grants
The Company has periodically granted stock options to consultants for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company recognized an immaterial expense related to non-employee stock options during the three months ended March 31, 2017 and reversed expense of $0.1 million during the three months ended March 31, 2016.
Total Stock-Based Compensation Expense
For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$289	$122
General and administrative expenses	814	650
Total stock-based compensation expense	$1,103	$772

10.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2017 and 2016:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized gain on marketable securities	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	(2)
Balance, as of March 31, 2017	$(6)
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2017.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2015	$28
Unrealized gain on marketable securities	32
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	32
Balance, as of March 31, 2016	$60

11.	Common Stock
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including pursuant to negotiated transactions. Cowen is obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. For the three months ending March 31, 2017, the Company sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and three months ended March 31, 2017 and 2016, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist only of stock options outstanding of 18,699,002 and 17,481,007 as of March 31, 2017 and 2016, respectively.

13.	New Accounting Pronouncements
In January 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual period beginning after January 1, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, as such, the Company adopted the standard as of March 31, 2017. One of the optional amendments of this standard that affect the Company relates to the adoption of removing the application of a forfeiture rate when recording stock-based compensation. The Company has concluded that it will not be changing the historical application of estimated forfeiture rates.
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
In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05, all of which are further clarifying amendments to ASU 2014-09. The new standard requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is anticipated to be effective for the Company in 2018. Early adoption is permitted in 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are CUDC-907, which is being investigated in a Phase 2 clinical trial in patients with diffuse large B-cell lymphoma (DLBCL), and CA-170, which is currently in a Phase 1 study in patients with advanced solid tumors and lymphomas. Our pipeline includes two pre-IND stage oncology drug candidates, CA-327 and CA-4948. Our drug Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC. We are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Roche and Genentech are also conducting clinical studies of Erivedge in idiopathic pulmonary fibrosis, or IPF, and myelofibrosis, or MF.
CUDC-907 is an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of our Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, in 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, including patients with MYC-altered DLBCL. We are also conducting a Phase 1 trial in patients with solid tumors whose cancers have MYC involvement.
We are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories. As of March 31, 2017, we have licensed three programs under the Aurigene collaboration:

1.
PD1/VISTA Program. An immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of PDL1 and VISTA. In June 2016, we initiated the first Phase 1 trial of CA-170 in patients with advanced solid tumors or lymphomas.

2.
IRAK4 Program. A precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4. CA-4948 has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of AML and MDS.

3.
PD1/TIM3 Program. An immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3. CA-327 has demonstrated anti-tumor activity in multiple syngeneic mouse tumor models in an immune-dependent manner.

Based on our clinical development plans for our pipeline, in the near term we intend to predominantly focus our available resources on the continued development of CUDC-907, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene.
Our Collaborations and License Agreements
On January 18, 2015, we entered into a collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement. In September 2016, we entered into an amendment to this agreement, pursuant to which Aurigene received 10,208,333 shares of our common stock in lieu of receiving up to $24.5 million in milestone and other payments from us. There are currently three licensed programs under this collaboration as described under “Overview” above.
In 2003, we entered into a collaborative research, development and license agreement with Genentech, which we refer to as the collaboration agreement.
For additional information regarding our collaboration and license agreements, refer to Note 4, Collaboration Agreements, in the notes to the accompanying financial statements in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017.
Liquidity
Since our inception, we have funded our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $914.7 million as of March 31, 2017.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at March 31, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sale facility with Cowen or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock. For a further discussion of our liquidity and funding requirements, see “Liquidity and Capital Resources - Funding Requirements.”
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
Debt. In December 2012, our wholly-owned subsidiary, Curis Royalty, entered into a $30.0 million debt transaction with BioPharma Secured Debt Fund II Sub, S.à.r.l., a Luxembourg limited liability company managed by Pharmakon Advisors LP, or BioPharma-II at an interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.
In connection with the loan, the Company transferred to Curis Royalty our right to receive certain royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to the Company, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts were applied first, to pay interest and second, principal on the loan. We remained entitled to receive any contingent payments upon achievement of clinical development objectives. There were no caps to the amounts Curis Royalty would be required to make to BioPharma-II. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
On March 6, 2017, we and our wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety.
HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty.
The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior loan. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement, (ii) Curis’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement. Remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
The final maturity date of the loan will be the earlier of such date as the principal is paid in full, or Curis Royalty’s rights to receive royalties under the collaboration agreement with Genentech terminate. At any time before the third anniversary of the closing date, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through and including the third anniversary of the closing date. Thereafter, any voluntary prepayments during the following periods are to be made at the following prepayment prices (calculated as a percentage of the principal amount prepaid):

•	105%, after the third anniversary of the closing date through and including the fourth anniversary of the closing date;

•	102.5%, after the fourth anniversary of the closing date through and including the fifth anniversary of the closing date;

•	101%, after the fifth anniversary of the closing date through and including the sixth anniversary of the closing date; and

•	100%, after the sixth anniversary of the closing date
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of March 31, 2017, the outstanding principal and interest due under the loan is $45.1 million.
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge, and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, we expect that all of such royalty revenues will be used by our wholly owned subsidiary, Curis Royalty, to pay principal and interest under the loan that Curis Royalty received from HealthCare Royalty, until such time as the loan is fully repaid. We currently estimate that all Erivedge royalties will be applied to the loan from HealthCare Royalty for the foreseeable future. The repayment period is highly uncertain and could vary materially to the extent that royalty payments received are higher or lower than our current estimates, which could arise due to factors beyond our control, such as the sale of competing products that result in a lowering of the royalty rates we are entitled to receive, decreased market acceptance, a failure by Genentech and/or Roche to obtain required regulatory approvals, and other factors described under “Part II, Item 1A—Risk Factors.”
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
Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our consolidated statements of operations and comprehensive loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will increase to 5% of the royalty payments that Curis Royalty receives from Genentech through February 2022.
Research and Development. Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of: salaries and related expenses for personnel, including stock-based compensation expense; costs of conducting clinical trials, including amounts paid to clinical centers; clinical research organizations and consultants, among others; other outside service costs including costs of contract manufacturing; sublicense payments; the costs of supplies and reagents; consulting; and occupancy and depreciation charges. Research and development expenses also include certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments. We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies. In addition, we record research and development expense for payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under “Part II, Item 1A-Risk Factors.”
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, including our warrant liability, debt classification and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 9, 2017.

Results of Operations
Three Months Ended March 31, 2017 and March 31, 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2017	2016
	(in thousands)
Revenues	$2,131	$1,726	23%
Costs and expenses:
Cost of royalty revenues	111	89	25%
Research and development	13,541	6,828	98%
General and administrative	3,532	3,616	(2)%
Other expense, net	689	635	9%
Net loss	$(15,742)	$(9,442)	67%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2017	2016
	(in thousands)
Revenues:
Royalties	$2,191	$1,744	26%
Research and development, net	(60)	(18)	233%
Total revenues	$2,131	$1,726	23%
Total revenues increased by $0.4 million to $2.1 million for the three months ended March 31, 2017 as compared to $1.7 million for the same period in 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2017 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended March 31, 2017 as compared to the same period in 2016. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2017	2016
	(in thousands)
Direct research and development expenses	$10,005	$4,339	131%
Employee-related expenses	3,137	2,011	56%
Facilities, depreciation and other expenses	399	478	(17)%
Total research and development expenses	$13,541	$6,828	98%

Research and development expenses were $13.5 million for the three months ended March 31, 2017, as compared to $6.8 million in the same period in 2016, an increase of $6.7 million, or 98%. Direct research and development expenses increased $5.7 million for the three months ended March 31, 2017 as compared to the same period in 2016, which was primarily the result of payment to Aurigene of $3.8 million for an exclusivity option in January 2017 as well as increased costs related to ongoing clinical activities for CUDC-907 and CA-170, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 and Phase 2 clinical trials. Employee-related expenses increased $1.1 million for the three months ended March 31, 2017 as compared to the same period in 2016, which was primarily due to additional headcount.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2017	2016
	(in thousands)
Personnel	$1,387	$1,188	17%
Occupancy and depreciation	100	117	(15)%
Legal services	410	695	(41)%
Professional and consulting services	519	602	(14)%
Insurance costs	100	94	6%
Other general and administrative expenses	202	270	(25)%
Stock-based compensation	814	650	25%
Total general and administrative expenses	$3,532	$3,616	(2)%
General and administrative expenses were $3.5 million for the three months ended March 31, 2017, as compared to $3.6 million in the same period in 2016, a decrease of $0.1 million, or 2%. The decrease in general administrative expense was driven primarily by lower legal, professional and consulting services for the period.
Other Expense. For the three months ended March 31, 2017 and 2016, interest expense was $0.7 million and $0.7 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Other expense of $0.1 million for the three months ended March 31, 2017 related to costs associated with the extinguishment of the loan from BioPharma-II, which was terminated on March 22, 2017.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, and research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Placement of Equity Securities
Pursuant to our sales agreement with Cowen, we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of March 31, 2017, we sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated. Payments to BioPharma-II for the three months ended March 31, 2017 totaled $2.4 million, of which $1.7 million has been applied to the principal, and the remainder satisfying interest obligations. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners, for the purpose of refinancing the current loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off the $18.4 million in remaining loan obligations to Biopharma-II and the remaining proceeds of $26.6 million were distributed to us as sole equity holder of Curis Royalty. As of March 31, 2017, Curis Royalty owed a total of $45.1 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loan due to BioPharma-II, subject to specified quarterly caps. Erivedge royalty revenues will continue to be used to repay Curis Royalty’s outstanding principal and interest under the loan due to HealthCare Royalty. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech through February 2022.
At March 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $60.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $15.1 million during the three months ended March 31, 2017 was primarily the result of our net loss for the period of $15.7 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $1.3 million. In addition, accounts payable and accrued liabilities decreased $1.1 million and accounts receivable decreased $0.3 million related to a decrease in Erivedge royalties.
Net cash used in operating activities of $8.0 million during the three-month period ended March 31, 2016 was primarily the result of our net loss for the period of $9.4 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense and depreciation, totaling $0.8 million. In addition, accounts receivable increased $0.4 million related to an increase in Erivedge royalties and prepaid assets increased $0.2 million related to deposits made with vendors.
We expect to continue to use cash in operations as we seek to advance our drug candidates and at least three programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided an immaterial amount of cash and accounted for cash expenditures of $9.3 million for the three months ended March 31, 2017 and 2016, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities provided cash of $31.5 million for the three months ended March 31, 2017 as a result of $45.0 million in gross proceeds from the new credit agreement with HealthCare Royalty, $6.2 million in net proceeds from our at-the-market sales pursuant to our Sales Agreement with Cowen and $0.5 million in proceeds from the exercise of stock options, offset by full payoff as well as principal payments on Curis Royalty’s loan from BioPharma-II of $18.3 million and $1.7 million, respectively. Financing activities used cash of $1.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid $1.2 million in principal payments on Curis Royalty's loan from BioPharma-II, which were offset by $0.1 million from the exercise of stock options.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2017, we had an accumulated deficit of approximately $914.7 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-4948 and CA-327, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at March 31, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sale facility with Cowen or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.
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

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016, except for commitments resulting from our debt obligations under our credit agreement as follows:

On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the then-existing loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II. On the closing date of the credit agreement, March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan from BioPharma -II was terminated in its entirety. For a further discussion of the loan from HealthCare Royalty, please refer to Note 7. As of March 31, 2017, the outstanding balance, including interest, on the debt was $45.1 million. The below amounts reflect management’s estimates as of March 31, 2017 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with HealthCare Royalty, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement	$62,828	$7,838	$18,455	$21,452	$15,083

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since March 31, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the scenarios described in the following risk factors occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $15.7 million for the three months ended March 31, 2017, and $60.4 million, $59.0 million and $18.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $914.7 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues is comprised of licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, all future royalty payments related to Erivedge will service the outstanding debt and accrued interest owed by Curis Royalty to HealthCare Royalty Partners III until the debt is fully repaid. The final maturity date of the loan will be the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated.
We do not expect to generate significant revenues other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our drug candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our drugs from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and whether or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations and cause a decline in the value of our common stock.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our research and development activities for CUDC-907, CA-170, CA-327 and CA-4948 as well as development candidates we have and may continue to license under our collaboration with Aurigene. We expect that we will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We anticipate that our existing cash, cash equivalents and investments at March 31, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sales agreement with Cowen or procure other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.
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
We transferred and encumbered certain royalty and royalty-related payments on the commercial sales of Erivedge in connection with our credit agreement with HealthCare Royalty Partners III and, as a result, we could lose all rights to future royalty and royalty-related payments.
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on commercial sales of Erivedge that we receive from Genentech. In March 2017, Curis Royalty received a $45.0 million loan pursuant to a credit agreement with HealthCare Royalty Partners III, or HealthCare Royalty the proceeds of which were first used to pay off $18.4 million in remaining loan obligations to BioPharma-II and the remaining proceeds were then distributed to Curis as sole equity holder of Curis Royalty. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to HealthCare Royalty, in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis, except that (i) Curis has agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’s equity interest in Curis Royalty and (ii) under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis.
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
If any of the above were to occur, Curis Royalty may not have sufficient funds to pay the accelerated obligation and HealthCare Royalty could foreclose on the secured royalty and royalty-related payment stream. In such an event, we could lose our right to royalty and royalty-related payments not transferred to HealthCare Royalty, including those we would otherwise be entitled to receive if, or when, Curis Royalty satisfied its obligations to HealthCare Royalty under the credit agreement.

The amount of royalty revenue we received from sales of Erivedge has been adversely affected by a competing drug, and may further be affected in the future.
Pursuant to the terms of our collaboration agreement, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Novartis, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Novartis first recorded sales of sonidegib (Odomzo®) in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5 – 7.5% to 3 – 5.5%. We also believe that sales of sonidegib have, and are likely to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to HealthCare Royalty Partners III.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907 and CA-170, as well as funding programs that we have licensed or may in the future license and develop under our collaboration with Aurigene;

•
fluctuations in sales of Erivedge and related royalty payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is marketed and sold by Novartis in the U.S.;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the credit agreement by and among Curis, Curis Royalty and HealthCare Royalty;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.
If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our property, the value of equipment and intangible assets, revenue recognition, and the value of certain liabilities, the repayment term of our loan from HealthCare Royalty, and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
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
Our drug candidates, including CUDC-907 and CA-170, are novel chemical entities, and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or resulted in their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully maintain third party licensing or collaboration transactions with respect to, or successfully commercialize, drug candidates, in which case we will not achieve profitability and the value of our stock may decline.

We depend heavily on the success of our most advanced drug candidates. All of our drug candidates are still in early clinical or preclinical development. Preclinical studies and clinical trials of our drug candidates may not be successful. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including CUDC-907 and CA-170. The success of our drug candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907, CA-170 and other compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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

•
our third-party contractors or those of any collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner, or at all;

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

•
the FDA or comparable foreign regulatory authorities may disagree with our, or any collaborators’, clinical trial designs, or our or their interpretation of data from preclinical studies and clinical trials;

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
We have never obtained marketing approval for a drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our current drug candidates or any future drug candidates that we, or any future collaborators, may develop.
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forgo pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
We have no sales, marketing, or distribution experience and, as such, plan to rely primarily on third parties who may not successfully market or sell any drugs we develop.

We have no sales, marketing, or drug distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, we have granted Genentech the exclusive rights to distribute drugs resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing, and distribution activities of these third parties, and sales through these third parties could be less profitable for us than direct sales. These third parties could sell competing drugs and may devote insufficient sales efforts or resources to our drugs. Our future revenues will be materially dependent upon the successful efforts of these third parties.
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
We are aware of at least five other companies that are developing IRAK4 inhibitors: Pfizer, Nimbus Discovery in collaboration with Genentech, TG Therapeutics, Merck and Amgen. In addition, there are four approved drugs on the market that target PD1/PDL1 interactions (Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™, Roche’s Tecentriq™, and Merck KGaA / Pfizer’s Bavencio™) and a number of drug candidates in various stages of development (AstraZeneca’s MEDI4736, Novartis's PDR001, Tesaro’s TSR-042 and others). We are aware of at least two TIM3 targeting antibodies that are being investigated in clinical trials currently (Novartis’s MBG453 and Tesaro’s TSR-022) and there are several others in various stages of preclinical development.
We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge. We believe that there are currently at least four other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer, Inc., or Pfizer. Furthermore, sonidegib is marketed by Novartis, for the treatment of adults with locally advanced BCC. In December 2016, Sun Pharmaceuticals Industries Ltd announced its plans to acquire Odomzo from Novartis subject to anti-trust clearance and closing conditions. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of Novartis’ sales of sonidegib.
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
Product liability claims are inherent in the process of researching, developing and commercializing human health care drugs and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of their merit or eventual outcome, such liability claims would require us to spend significant time, money and other resources to defend such claims, and could result in:

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
Erivedge is FDA-approved for people with advanced BCC in the United States. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Outside of BCC, Roche and Genentech are also pursuing its potential development in other diseases including in IPF and MF. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge becomes no longer accepted as safe, efficacious, cost-effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third-party payors;

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

•
competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Novartis (agreed to be sold to Sun Pharmaceutical Industries Ltd. in December 2016), both in the U.S. and abroad for the treatment of adults with locally advanced BCC;

•	new safety risks are identified;

•
Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC;

•	Genentech and/or Roche determine to re-prioritize Genentech’s commercial or development programs and reduce or terminate Genentech’s efforts on the development or commercialization of Erivedge; or

•	Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge.
In addition, pursuant to the terms of our credit agreement with HealthCare Royalty Partners III, we expect that all royalties that Curis Royalty receives under our collaboration agreement with Genentech will, for the foreseeable future, be remitted to HealthCare Royalty Partners III in repayment of our loan.
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

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize drug candidates.
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
We rely heavily on third parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials, and expect to continue to do so for the foreseeable future. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. These third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the established clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as “good clinical practices,” and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials. These requirements assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If any of our third party contractors do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

We depend on third parties to produce our drug candidates, and if these third parties do not successfully formulate or manufacture these drug candidates, our business will be harmed.

We have no internal manufacturing experience or capabilities, and therefore cannot manufacture any of our drug candidates on either a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize drugs, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and low yields of quality drugs. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.
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

•	we, and any collaborators, may not be able to initiate or continue certain preclinical and/or clinical trials of our drug candidates under development;

•	we, and any collaborators, may be delayed in submitting applications for regulatory approvals for our drug candidates; and

•	we, and any collaborators, may not be able to meet commercial demand for any approved drug products.
Because we rely on a limited number of suppliers for the raw materials used in our drug candidates, any delay or interruption in the supply of such raw materials could lead to delays in the manufacture and supply of our drug candidates.
We rely on third parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Such suppliers may not sell these raw materials to us at the times we need them or on commercially reasonable terms, or delivery of these raw materials may be delayed or interrupted. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.
Any contamination could materially adversely affect our ability to produce drug candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. A material shortage, contamination, recall or restriction on the use of substances in the manufacture of our drug candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our drug candidates, could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.
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
Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to successfully implement our business strategy could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, market and commercialize drugs successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similarly qualified personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
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
We may seek to expand our operations, including through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute any such other expansion strategies. We may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating results, including:

•	a diversion of management attention from our existing operations;

•	increased operating complexity of our business, requiring greater personnel and resources;

•	significant additional cash expenditures to expand our operations and acquire and integrate new businesses and technologies;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of any acquired companies;

•	uncertainty related to the value, benefits or legitimacy of intellectual property or technologies acquired;

•	retaining and assimilating key personnel and the potential impairment of relationships with our employees;

•	incurrence of debt, other liabilities and contingent liabilities, including potentially unknown contingent liabilities; and

•	dilutive stock issuances.

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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third parties and are reliant on our licensors. For example, while under our collaboration with Aurigene we have established a joint patent team to coordinate efforts on patent filing, prosecution, maintenance and other patent matters, we do not control the patent process until we have exercised our option to obtain an exclusive license on a program-by-program basis. If we do not control the filing, prosecution of certain patent rights, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
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
There are substantial threats of litigation and other adversarial opposition proceedings regarding patent and other intellectual property rights in the pharmaceutical and life science industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.
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
We have conducted chemical development work through a contract research agreement with contract research organizations, or CROs, in China and India. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Enforcement of intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.
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
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our current and potential competitors. Although no claims against us are currently pending, we may be subject to claims that such employees, or as a result, we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
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
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborator, to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad. Any approval we are granted for our drug candidates in the United States would not assure approval of our drug candidates in foreign jurisdictions.
In order to market and sell our drugs in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before the drug can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive the necessary approvals to commercialize our drugs in any market.
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the United States Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.
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
The efforts of the Administration to pursue regulatory reform may limit FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.
The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:

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
In addition, with the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. For example, it is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.
Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through April 26, 2017. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, and clinical trials, and other developments and milestones relating to our business and our collaboration agreements. Our collaborators may also make public statements regarding their goals and expectations for their collaborations with us. The actual timing of any such events can vary dramatically due to a number of factors including delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by all parties, and the inherent uncertainties in the regulatory approval and commercialization process. As a result:

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
We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen, pursuant to which, from time to time, we may offer and sell through Cowen up to $30.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. As of March 31, 2017, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
As of March 31, 2017, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 53.1% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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
We currently have no drug revenues, and depend entirely on funds raised through other sources. One source of such funding is future debt and/or equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price, which may be affected by numerous factors including without limitation capital market conditions, evaluation of our stock by securities analysts, numerous factors including without limitation development programs, and the overall status of our business, finances and operations.
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
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who together with his, her, or its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could discourage, delay or prevent a change in control.

Item 6.	Exhibits

(a)	Exhibits.
See exhibit index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 4, 2017	By:	/S/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Escrow Agreement, dated March 22, 2017, by and among Curis Royalty LLC, HealthCare Royalty Partners III, L.P., Curis, Inc., and Boston Private Bank and Trust Company, as Escrow Agent.
10.2	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. and Ali Fattaey, Ph.D. (1)
10.3	Employment Agreement, dated March 29, 2016, by and between Curis, Inc. and James E. Dentzer (1)
10.4	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. by and between Curis, Inc. and James E. Dentzer (1)
10.5	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and Mani Mohindru, Ph.D. (1)
10.6	Amendment to Employment Agreement, dated March 7, 2017 by and between Curis, Inc. and Mani Mohindru Ph.D. (1)
10.7	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and David Tuck, M.D. (1)
10.8	Amendment to Employment Agreement, dated March 7, 2017 by and between Curis, Inc. and David Tuck, M.D. (1)
10.9	Credit Agreement, dated March 3, 2017, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and HealthCare Royalty Partners III, L.P. (1)
10.10	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on March 9, 2017.