Form 10-Q
period 2017-06-30
CURIS INC
filed 2017-08-03
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
As of July 28, 2017, there were 143,878,955 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$26,677	$26,038
Investments	24,365	18,447
Short-term investment – restricted	153	—
Accounts receivable	2,231	2,459
Prepaid expenses and other current assets	958	1,257
Total current assets	54,384	48,201
Property and equipment, net	426	413
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$63,795	$57,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,202	$5,883
Accrued liabilities	2,480	2,725
Current portion of long-term debt, net	3,931	4,939
Total current liabilities	14,613	13,547
Long-term debt, net	39,954	14,921
Other long-term liabilities	—	18
Total liabilities	54,567	28,486
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 145,101,801 shares issued and 143,878,955 shares outstanding at June 30, 2017; 142,346,871 shares issued and 141,124,025 shares outstanding at December 31, 2016	1,451	1,423
Additional paid-in capital	938,083	928,319
Treasury stock (at cost, 1,222,846 shares)	(1,524)	(1,524)
Accumulated deficit	(928,779)	(898,948)
Accumulated other comprehensive income	(3)	(4)
Total stockholders’ equity	9,228	29,266
Total liabilities and stockholders’ equity	$63,795	$57,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Royalties	$2,102	$1,842	$4,294	$3,586
Research and development, net	(41)	(162)	(102)	(180)
Total revenues	2,061	1,680	4,192	3,406
Costs and expenses:
Cost of royalty revenues	96	95	207	184
Research and development	11,255	8,822	24,795	15,650
General and administrative	3,819	3,443	7,351	7,059
Total costs and expenses	15,170	12,360	32,353	22,893
Loss from operations	(13,109)	(10,680)	(28,161)	(19,487)
Other (expense) income:
Other (expense) income	—	—	(104)	—
Interest income	138	119	208	224
Interest expense	(1,119)	(729)	(1,775)	(1,468)
Total other expense, net	(981)	(610)	(1,671)	(1,244)
Net loss	$(14,090)	(11,290)	$(29,832)	$(20,731)
Net loss per common share (basic and diluted)	$(0.10)	$(0.09)	$(0.21)	$(0.16)
Weighted average common shares (basic and diluted)	143,786,705	129,270,639	142,904,144	129,142,989
Total comprehensive loss	$(14,087)	$(11,293)	$(29,831)	$(20,702)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,832)	$(20,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	90
Stock-based compensation expense	2,688	1,680
Amortization of debt issuance costs	128	24
Non-cash interest (income) expense on investments	(49)	9
Changes in operating assets and liabilities:
Accounts receivable	228	237
Prepaid expenses and other assets	299	196
Accounts payable and accrued and other liabilities	2,056	(346)
Total adjustments	5,463	1,890
Net cash used in operating activities	(24,369)	(18,841)
Cash flows from investing activities:
Purchase of investments	(27,476)	(48,744)
Sale of investments	21,608	44,836
Purchases of property and equipment	(126)	(256)
Net cash provided by/(used in) investing activities	(5,994)	(4,164)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	6,214	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans	890	698
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	45,000	—
Payment of debt issuance costs	(192)	—
Payment on termination of credit agreement with BioPharma-II	(18,303)	—
Payments on Curis Royalty’s debt	(2,607)	(2,141)
Net cash (used in)/provided by financing activities	31,002	(1,443)
Net (decrease)/increase in cash and cash equivalents	639	(24,448)
Cash and cash equivalents, beginning of period	26,038	33,091
Cash and cash equivalents, end of period	$26,677	$8,643
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CUDC-907, which is being investigated in clinical studies in patients with diffuse large B-cell lymphoma and solid tumors and CA-170, which is being investigated in a Phase 1 study in patients with advanced solid tumors and lymphomas. The Company’s pipeline includes two pre-Investigational New Drug, or IND, stage oncology drug candidates, CA-327 and CA-4948. The Company’s drug Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. In addition to BCC, Roche and Genentech are investigating Erivedge in myelofibrosis.
In January 2015, and as amended in September 2016, the Company entered into an exclusive collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene.
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license the first two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, programmed death ligand-1 (PDL1) and V domain Ig suppressor of T cell activation (VISTA), as the development candidate from this program. CA-170 is currently in Phase 1 clinical testing. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4), as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints, PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3), as the development candidate from this program. The Company expects to file IND applications with the United States Food and Drug Administration, or FDA, for clinical testing of CA-4948 in the third quarter of 2017 and CA-327 in first quarter of 2018.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2017, the Company had an accumulated deficit of approximately $928.8 million. The Company anticipates that its $51.0 million of existing cash, cash equivalents and investments at June 30, 2017 should enable it to maintain its planned operations into 2018. In order to ensure adequate cash resources for 12 months from the issuance date of these financial statements, the Company will reduce or delay spending on its research and development programs and operating expenses to the extent it is unable to raise additional financing through its current $30.0 million at-the-market sale agreement with Cowen and Company, LLC, or Cowen or other potential financing. Accordingly, the inability to obtain additional funds in the next 12 months would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. The Company’s ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company.

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
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2017 and the results of operations for the three and six-month periods ended June 30, 2017 and 2016 and the cash flows for the six-month periods ended June 30, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
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
Collaboration Overview. In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2017.

Royalty Payments. In addition to these payments and pursuant to the agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on United States sales of Erivedge as a result of the first commercial sale of Odomzo® in the United States.
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
The Company recognized $2.1 million and $1.8 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2017 and 2016, respectively, and $4.3 million and $3.6 million during the six months ended June 30, 2017 and 2016, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively and $0.2 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. The amounts for each of these periods, representing 5% of the royalty received from Genentech, account for the Company's obligations to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded research and development revenue of an immaterial amount and $0.1 million during the three months ended June 30, 2017 and 2016, and an immaterial amount and $0.1 million during the six months ended June 30, 2017 and 2016, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively, under this collaboration, which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.

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
As of June 30, 2017, the Company has exercised its option to license three programs under the collaboration.

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

•	Since the inception of the agreement through June 30, 2017, the Company has paid $11.0 million of the foregoing payments related to the PD1/VISTA and IRAK4 programs under the collaboration.

•
for each of the PD1/TIM3 program and the fourth program (if exercised): up to $50.0 million per program, comprising $2.0 million for a program selection fee, $3.0 million for an option exercise fee, $2.5 million upon acceptance of an IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any;

•	Since the inception of the agreement through June 30, 2017, the Company has paid $3.5 million of the payments described related to these programs under the collaboration.

•
for any program thereafter (if any): up to $140.5 million per program, comprising: up to $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

•	Since the inception of the agreement through June 30, 2017, the Company has paid none of these payments related to these programs under the collaboration.
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

In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2017 and December 31, 2016 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2017:
Cash equivalents:
Money market funds	$21,941	$—	$—	$21,941
Municipal bonds	—	275	—	275
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	24,365	—	24,365
Total assets at fair value	$21,941	$24,640	$—	$46,581

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2016:
Cash equivalents:
Money market funds	$24,542	$—	$—	$24,542
Municipal bonds	—	330	—	330
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,447	—	18,447
Total assets at fair value	$24,542	$18,777	$—	$43,319
No investments held at June 30, 2017 were transferred between levels.

6.	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$24,368	$1	$(4)	$24,365
Total investments	$24,368	$1	$(4)	$24,365
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at June 30, 2017.

The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$18,451	$2	$(6)	$18,447
Total investments	$18,451	$2	$(6)	$18,447
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2016.
At June 30, 2017, the Company held 15 debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $20.3 million at June 30, 2017. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the 15 debt securities held as of June 30, 2017 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on this analysis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

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
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company was not able estimate when the loan would be repaid as repayments impacted by numerous factors, all of which were beyond the Company’s control. The repayment term could be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would be added to the principal on a quarterly basis. At any time after January 1, 2017, Curis Royalty was entitled to, subject to certain limitations, to prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest.

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
During the six months ended June 30, 2017 and 2016, Curis Royalty made payments totaling $4.4 million and $3.6 million, respectively, of which $2.6 million and $2.1 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of June 30, 2017, the Company recorded short- and long-term debt of $3.9 million and $40.0 million, respectively, and at December 31, 2016, the Company recorded short- and long-term debt of $4.9 million and $14.9 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended June 30, 2017 and 2016, the Company recognized interest expense related to its debt of $1.1 million and $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2017 and 2016, the Company recognized interest expense related to its debt of $1.8 million and $1.5 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At June 30, 2017, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
During the six months ended June 30, 2017, the Company incurred debt issuance costs totaling $0.2 million in connection with its HealthCare Royalty financing transaction, all of which were incurred directly by the Company. The direct costs incurred by the Company were recorded as contra-debt, which directly reduces the outstanding debt balance on the Company's Consolidated Balance Sheet. All issuance costs will be amortized over the estimated term of the debt using the straight-line method, which approximates the effective interest method. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of these costs, as well as the period over which these costs will be amortized.
Future payments of principal on the loan will require application of the same assumptions described above and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets. At June 30, 2017, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2017	$1,924
2018	4,486
2019	5,863
2020	7,076
2021	8,351
2022	9,758
Thereafter	6,611
Total payments	44,069
Less current portion, gross	(3,963)
Total long-term debt obligations, gross	$40,106

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued compensation	$1,900	$2,026
Professional fees	220	157
Accrued interest on debt (Note 7)	192	194
Other	168	348
Total	$2,480	$2,725

9.	Accounting for Stock-Based Compensation
As of June 30, 2017, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in March 2015 and approved by shareholders in May 2015 and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2017 and approved by shareholders in June 2017, which amended the 2010 Employee Stock Purchase Plan. New employees are typically issued options as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan.
During the six months ended June 30, 2017, the Company’s board of directors granted options to purchase a total of 5,073,000 shares of the Company’s common stock to officers and employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to NASDAQ Marketplace Rules. These options generally vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the six months ended June 30, 2017, the Company’s board of directors also granted options to its non-employee directors to purchase 840,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise price of $2.31 per share, which equals the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2017 and 2016 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2017	2016
Expected life (years) - employees	5.5	6
Expected life (years) - officers	5.5	7
Expected life (years) – directors	6.25	7
Risk-free interest rate	2.0-2.1%	1.4-1.8%
Volatility	63-64%	69-70%
Dividends	None	None

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
A summary of stock option activity under the Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	13,752,157	$2.30
Granted	5,913,000	2.53
Exercised	(675,335)	1.38
Canceled	(417,753)	2.90
Outstanding, June 30, 2017	18,572,069	$2.39	7.11	$1,651
Exercisable at June 30, 2017	7,986,527	$2.59	5.17	$823
Vested and unvested expected to vest	17,590,685	$2.39	7.01	$1,590
The weighted average grant-date fair values of these stock options granted during the six months ended June 30, 2017 and 2016 were $2.53 and $1.07, respectively. As of June 30, 2017, there was approximately $11.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 2.75 years. The intrinsic value of employee stock options exercised during the six months ended June 30, 2017 and 2016 was $0.9 million and $0.2 million, respectively.
Employee Stock-Based Compensation Expense
The Company recorded a total of $1.6 million and $2.7 million in compensation expense for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively related to employee and director stock option grants. The total fair values of vested stock options for each of the six months ended June 30, 2017 and 2016 was $2.1 million and $2.2 million, respectively.
Non-Employee Grants
The Company has periodically granted stock options to consultants for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would also be canceled.
The Company recognized an immaterial expense related to non-employee stock options during the three and six months ended June 30, 2017, respectively, and recognized an immaterial expense for the three months ended June 30, 2016 and reversed expense of $0.1 million during the six months ended June 30, 2016.
Total Stock-Based Compensation Expense
For the three and six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$414	$204	$703	$326
General and administrative expenses	1,171	704	1,985	1,354
Total stock-based compensation expense	$1,585	$908	$2,688	$1,680

10.	Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss) as of June 30, 2017 and 2016:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized gain on marketable securities	1
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	1
Balance, as of June 30, 2017	$(3)
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2017.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2015	$28
Unrealized gain on marketable securities	29
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	29
Balance, as of June 30, 2016	$57

11.	Common Stock
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including pursuant to negotiated transactions. Cowen is obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. For the six months ending June 30, 2017, the Company sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2017 and 2016, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist only of stock options outstanding of 18,572,069 and 16,196,884 as of June 30, 2017 and 2016, respectively.

13.	New Accounting Pronouncements
In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under Accounting Standard Codification (ASC) 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual period beginning after January 1, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual period beginning after January 1, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which helps to clarify the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, by addressing eight specific cash flow issues. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, as such, the Company adopted the standard as of January 1, 2017. One of the optional amendments of this standard that affect the Company relates to the adoption of removing the application of a forfeiture rate when recording stock-based compensation. The Company has concluded that it will not be changing the historical application of estimated forfeiture rates.
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

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are CUDC-907, which is being investigated in a Phase 2 clinical trial in patients with diffuse large B-cell lymphoma (DLBCL), and CA-170, which is currently in a Phase 1 study in patients with advanced solid tumors and lymphomas. Our pipeline also includes two pre-IND stage oncology drug candidates, CA-327 and CA-4948. We are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC. Roche and Genentech are also conducting a clinical study of Erivedge in myelofibrosis, or MF.
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
In the Phase 1 trial, CUDC-907 was observed to be safe and tolerable for the treatment of patients with DLBCL, and has been granted orphan designation in this indication by the FDA. Of the 25 patients with relapsed/refractory DLBCL treated with monotherapy CUDC-907, 19 of which were disease evaluable, a total of nine patients experienced an objective response (36.0% ORR in the intent to treat population, 47.4% ORR in the disease evaluable population), including three with complete responses. Responding patients had a median duration on treatment that was over 15 months. In addition, four of the responders were retrospectively assessed to have MYC-altered disease, including all three complete responses, and two responders were assessed as MYC-negative. These findings provided the basis for the initiation of the Phase 2 trial of CUDC-907 in patients with relapsed/refractory MYC-altered DLBCL.
In an interim analysis of the Phase 2 clinical trial data, CUDC-907 has shown a similar safety and tolerability profile as in the Phase 1 trial, and there were no new treatment-related safety findings. Of the 36 disease evaluable patients out of 44 intent to treat patients in the interim analysis, seven patients experienced confirmed durable objective responses (15.9% ORR in the intent to treat population, 19.4% ORR in the disease evaluable population), including three with complete responses. In addition, all seven responders in the Phase 2 study had MYC-altered disease, while no objective responses were observed in 12 patients with MYC-negative disease status. We believe this interim data is encouraging, but insufficient to serve as the basis of a request for accelerated approval of CUDC-907 for this patient population. We are currently evaluating alternative designs for a separate registration-enabling trial in the MYC-altered DLBCL patient population, rather than enrolling additional patients in the existing Phase 2 study.
We are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories. As of June 30, 2017, we have licensed three programs under the Aurigene collaboration:

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $928.8 million as of June 30, 2017.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at June 30, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sale facility with Cowen or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock. For a further discussion of our liquidity and funding requirements and related risks and uncertainties, see “Liquidity and Capital Resources - Funding Requirements.”
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

•	Genentech and Roche’s ability to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	Genentech and Roche’s initiation and completion of additional clinical studies of Erivedge, including in diseases other than BCC, such as MF.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional drug candidates.

Financial Operations Overview
General. Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity and Capital Resources - Funding Requirements.”
Debt. In December 2012, our wholly-owned subsidiary, Curis Royalty, entered into a $30.0 million debt transaction with BioPharma Secured Debt Fund II Sub, S.à.r.l., a Luxembourg limited liability company managed by Pharmakon Advisors LP, or BioPharma-II at an interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.
In connection with the loan, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay (i) escrow fees payable by us pursuant to an escrow agreement between us, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Remaining amounts were applied first, to pay interest and second, principal on the loan. We remained entitled to receive any contingent payments upon achievement of clinical development objectives. There were no caps to the amounts Curis Royalty would be required to make to BioPharma-II. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
In March 2017, we and our wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety.
HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty.
The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior loan. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay (i) escrow fees payable by us pursuant to an escrow agreement, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement. Remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
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

The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of June 30, 2017, the outstanding principal and interest due under the loan is $44.3 million.
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

Results of Operations
Three and Six Months Ended June 30, 2017 and June 30, 2016

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenues	$2,061	$1,680	23%	$4,192	$3,406	23%
Costs and expenses:
Cost of royalty revenues	96	95	1%	207	184	13%
Research and development	11,255	8,822	28%	24,795	15,650	58%
General and administrative	3,819	3,443	11%	7,351	7,059	4%
Other expense, net	981	610	61%	1,671	1,244	34%
Net loss	$(14,090)	$(11,290)	25%	$(29,832)	$(20,731)	44%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,102	$1,842	14%	$4,294	$3,586	20%
Research and development, net	(41)	(162)	(75)%	(102)	(180)	(43)%
Total revenues	$2,061	$1,680	23%	$4,192	$3,406	23%
Total revenues increased by $0.4 million to $2.1 million for the three months ended June 30, 2017 as compared to $1.7 million for the same period in 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2017 as compared to the prior year period.
Total revenues increased by $0.8 million to $4.2 million for the six months ended June 30, 2017 as compared to $3.4 million for the same period in 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2017 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended June 30, 2017 as compared to the same period in 2016. Cost of royalty revenues remained unchanged at $0.2 million for the six months ended June 30, 2017 as compared to the same period in 2016. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Direct research and development expenses	$7,546	$6,401	18%	$17,550	$10,740	63%
Employee-related expenses	3,272	1,990	64%	6,409	4,002	60%
Facilities, depreciation and other expenses	437	431	1%	836	908	(8)%
Total research and development expenses	$11,255	$8,822	28%	$24,795	$15,650	58%

Research and development expenses were $11.3 million for the three months ended June 30, 2017, as compared to $8.8 million in the same period in 2016, an increase of $2.4 million, or 28%. Direct research and development expenses increased $1.1 million for the three months ended June 30, 2017 as compared to the same period in 2016. Employee-related expenses increased $1.3 million for the three months ended June 30, 2017 as compared to the same period in 2016, which was primarily due to higher stock-based compensation expense and personnel costs due to increased headcount.

Research and development expenses were $24.8 million for the six months ended June 30, 2017, as compared to $15.7 million in the same period in 2016, an increase of $9.1 million, or 58%. Direct research and development expenses increased $6.8 million for the six months ended June 30, 2017 as compared to the same period in 2016, which was primarily the result of payment to Aurigene of $3.8 million for an exclusivity option in January 2017 as well as increased costs related to ongoing clinical activities for CUDC-907 and CA-170, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 and Phase 2 clinical trials. Employee-related expenses increased $2.4 million for the six months ended June 30, 2017 as compared to the same period in 2016, which was primarily due to higher stock-based compensation expense and personnel costs due to increased headcount.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Personnel	$1,287	$1,123	15%	$2,674	$2,311	16%
Occupancy and depreciation	114	104	10%	214	221	(3)%
Legal services	436	449	(3)%	846	1,144	(26)%
Professional and consulting services	488	549	(11)%	1,008	1,151	(12)%
Insurance costs	101	98	3%	201	192	5%
Stock-based compensation	1,171	704	66%	1,985	1,354	47%
Other general and administrative expenses	222	416	(47)%	423	686	(38)%
Total general and administrative expenses	$3,819	$3,443	11%	$7,351	$7,059	4%
General and administrative expenses were $3.8 million for the three months ended June 30, 2017, as compared to $3.4 million in the same period in 2016, an increase of $0.4 million, or 11%. The increase in general administrative expense was driven primarily by higher stock-based compensation expense and personnel costs due to increased headcount, partially offset by lower professional, consulting and other administrative expenses for the period.
General and administrative expenses were $7.4 million for the six months ended June 30, 2017, as compared to $7.1 million in the same period in 2016, an increase of $0.3 million, or 4%. The increase in general administrative expense was driven primarily higher stock-based compensation expense, offset slightly by lower legal, professional consulting and other administrative expenses for the period.
Other Expense. For the three months ended June 30, 2017 and 2016, interest expense was $1.1 million and $0.7 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.
For the six months ended June 30, 2017 and 2016, interest expense was $1.8 million and $1.5 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Other expense of $0.1 million for the six months ended June 30, 2017 related to costs associated with the extinguishment of the loan from BioPharma-II, which was terminated on March 22, 2017.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placement of our equity securities, license fees, contingent cash payments, and research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Placement of Equity Securities
Pursuant to our sales agreement with Cowen, we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of June 30, 2017, we sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners, for the purpose of refinancing the current loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off the $18.4 million in remaining loan obligations to Biopharma-II and the remaining proceeds of $26.6 million were distributed to us as sole equity holder of Curis Royalty. Payments to BioPharma-II and HealthCare Royalty for the six months ended June 30, 2017 totaled $4.4 million, of which $2.6 million has been applied to the principal, and the remainder satisfying interest obligations. As of June 30, 2017, Curis Royalty owed a total of $44.3 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
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
At June 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $51.0 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $24.4 million during the six months ended June 30, 2017 was primarily the result of our net loss for the period of $29.8 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $2.9 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.
Net cash used in operating activities of $18.8 million during the six-month period ended June 30, 2016 was primarily the result of our net loss for the period of $20.7 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $1.8 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.
We expect to continue to use cash in operations as we seek to advance our drug candidates and at least three programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Net cash used in investing activities was $6.0 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities provided cash of $31.0 million for the six months ended June 30, 2017 as a result of $45.0 million in gross proceeds from the new credit agreement with HealthCare Royalty, $6.2 million in net proceeds from our at-the-market sales pursuant to our Sales Agreement with Cowen and $0.9 million in proceeds from the exercise of stock options, offset by full payoff as well as principal payments on Curis Royalty’s loan from BioPharma-II of $18.3 million and $2.6 million, respectively. Financing activities used cash of $1.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid $2.1 million in principal payments on Curis Royalty's loan from BioPharma-II, which were offset by $0.7 million from the exercise of stock options.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2017, we had an accumulated deficit of approximately $928.8 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-4948 and CA-327, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at June 30, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sale facility with Cowen or other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.
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

On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the then-existing loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II. On the closing date of the credit agreement, March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan from BioPharma -II was terminated in its entirety. For a further discussion of the loan from HealthCare Royalty, please refer to Note 7. As of June 30, 2017, the outstanding balance, including interest, on the debt was $44.3 million. The below amounts reflect management’s estimates as of June 30, 2017 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with HealthCare Royalty, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement	$60,437	$8,211	$18,751	$21,012	$12,463

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since June 30, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $29.8 million for the six months ended June 30, 2017, and $60.4 million, $59.0 million and $18.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $928.8 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We anticipate that our existing cash, cash equivalents and investments at June 30, 2017 should enable us to maintain our planned operations into 2018. In order to ensure adequate cash resources for 12 months from the date of filing this Quarterly Report on Form 10-Q, we intend to reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional financing through our current $30.0 million at-the-market sales agreement with Cowen or procure other potential financing. However, additional funding may not be available to us on acceptable terms, if at all. For example, the market for our common stock, and emerging life science companies generally, is highly volatile, the majority of our drug candidates are at an early stage of development, and we are subject to potentially adverse general market conditions, all of which may adversely affect our ability to complete financing this year. In addition, the terms of any potential financing may be dilutive or otherwise adversely affect other rights of our stockholders. If we are not successful in obtaining additional financing as planned, we will be required to reduce or delay spending on our research and development programs and operating expenses in the near term, which could adversely affect our financial condition, our ability to pursue our business strategies, our prospects and the value of our common stock.
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

•
fluctuations in sales of Erivedge and related royalty payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceuticals;

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
We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials, such as our recently announced data from our Phase 2 trial of CUDC-907, do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.
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
Interim, “top-line,” initial, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between interim, “top-line,” initial, or preliminary data and final data could significantly harm our business prospects.
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
We are aware of at least five other companies that are developing IRAK4 inhibitors: Pfizer, Nimbus Discovery in collaboration with Genentech, TG Therapeutics, Merck and Amgen. In addition, there are four approved drugs on the market that target PD1/PDL1 interactions (Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™, Roche’s Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, and AstraZeneca’s Imfinzi) and a number of drug candidates in various stages of development (Novartis's PDR001, Tesaro’s TSR-042 and others). We are aware of at least two TIM3 targeting antibodies that are being investigated in clinical trials currently (Novartis’s MBG453 and Tesaro’s TSR-022) and there are several others in various stages of preclinical development.
We are aware of several biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge. We believe that there are currently at least four other companies that have progressed Hedgehog signaling pathway inhibitors into clinical development: Eli Lilly and Company, Exelixis, Inc. in co-development with the Bristol-Myers Squibb Company, and Pfizer, Inc., or Pfizer. Furthermore, sonidegib is marketed by Sun Pharmaceuticals Industries Ltd, for the treatment of adults with locally advanced

BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of Novartis’ sales of sonidegib.
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
Erivedge is FDA-approved for people with advanced BCC in the United States. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Outside of BCC, Roche and Genentech are also pursuing its potential development in other diseases such as MF. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

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

•
competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Sun Pharmaceutical Industries Ltd., both in the U.S. and abroad for the treatment of adults with locally advanced BCC;

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

If Genentech and other third parties are not successful in commercializing products that reach successful development, our revenues and business will suffer.
As development of certain of our drug candidates advance, we must begin to plan for their launch and commercial distribution. Potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort than Genentech or other third parties engaged by us in marketing competing products. There can be no assurance that Genentech or other third parties will succeed in commercializing our products, or that the pricing of our products will allow us to generate significant revenues. There can be no assurance that Genentech or other third parties engaged to commercialize our products will devote sufficient resources to marketing and commercialization of our products. Genentech’s or third party’s failure to successfully commercialize our products will have a material adverse effect on our business and financial condition.

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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through July 28, 2017. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
We currently have on file with the SEC a “universal” shelf registration statement which allows us to offer and sell registered common stock, preferred stock, and warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2015, we entered into a sales agreement with Cowen, pursuant to which, from time to time, we may offer and sell through Cowen up to $30.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. As of June 30, 2017, we have not had any such sales. In addition, with our prior written approval, Cowen may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities under this registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
As of June 30, 2017, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 52.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

CURIS, INC.

Dated:	August 3, 2017	By:	/S/ JAMES E. DENTZER
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