Form 10-Q
period 2017-09-30
CURIS INC
filed 2017-11-07
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 1, 2017, there were 163,983,755 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$49,837	$26,038
Investments	19,394	18,447
Short-term investment – restricted	153	—
Accounts receivable	2,456	2,459
Prepaid expenses and other current assets	1,159	1,257
Total current assets	72,999	48,201
Property and equipment, net	384	413
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$82,368	$57,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,519	$5,883
Accrued liabilities	2,528	2,725
Current portion of long-term debt, net	5,116	4,939
Total current liabilities	14,163	13,547
Long-term debt, net	37,758	14,921
Other long-term liabilities	—	18
Total liabilities	51,921	28,486
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 165,206,601 shares issued and 163,983,755 shares outstanding at September 30, 2017; 142,346,871 shares issued and 141,124,025 shares outstanding at December 31, 2016	1,652	1,423
Additional paid-in capital	974,556	928,319
Treasury stock (at cost, 1,222,846 shares)	(1,524)	(1,524)
Accumulated deficit	(944,237)	(898,948)
Accumulated other comprehensive income	—	(4)
Total stockholders’ equity	30,447	29,266
Total liabilities and stockholders’ equity	$82,368	$57,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Royalties	$2,412	$1,817	$6,706	$5,403
Research and development, net	32	(58)	(70)	(238)
Total revenues	2,444	1,759	6,636	5,165
Costs and expenses:
Cost of royalty revenues	124	94	331	278
Research and development	13,382	6,781	38,177	22,431
In-process research and development	—	17,989	—	17,989
General and administrative	3,409	4,684	10,760	11,743
Total costs and expenses	16,915	29,548	49,268	52,441
Loss from operations	(14,471)	(27,789)	(42,632)	(47,276)
Other (expense) income:
Other (expense) income	—	—	(104)	—
Interest income	123	101	331	325
Interest expense	(1,109)	(657)	(2,884)	(2,126)
Total other expense, net	(986)	(556)	(2,657)	(1,801)
Net loss	$(15,457)	(28,345)	$(45,289)	$(49,077)
Net loss per common share (basic and diluted)	$(0.11)	$(0.21)	$(0.31)	$(0.38)
Weighted average common shares (basic and diluted)	146,514,196	132,065,947	144,120,718	130,122,698
Total comprehensive loss	$(15,454)	$(28,376)	$(45,285)	$(49,079)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(45,289)	$(49,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	141
Stock-based compensation expense	3,980	3,311
Amortization of debt issuance costs	135	36
Non-cash interest (income) expense on investments	(31)	83
Issuance of common stock in consideration for rights granted under collaboration agreement	—	17,989
Changes in operating assets and liabilities:
Accounts receivable	3	249
Prepaid expenses and other assets	98	(265)
Accounts payable and accrued and other liabilities	78	1,109
Total adjustments	4,439	22,653
Net cash used in operating activities	(40,850)	(26,424)
Cash flows from investing activities:
Purchase of investments	(44,291)	(50,485)
Sale of investments	43,379	66,816
Purchases of property and equipment	(147)	(269)
Net cash (used in)/provided by investing activities	(1,059)	16,062
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	41,809	—
Proceeds from issuance of common stock under the Company’s share-based compensation plans	1,020	1,161
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	45,000	—
Payment of debt issuance costs	(192)	—
Payment on termination of credit agreement with BioPharma-II	(18,303)	—
Payments on Curis Royalty’s debt	(3,626)	(3,219)
Net cash provided by/(used in) financing activities	65,708	(2,058)
Net increase/(decrease) in cash and cash equivalents	23,799	(12,420)
Cash and cash equivalents, beginning of period	26,038	33,091
Cash and cash equivalents, end of period	$49,837	$20,671
Non-cash items:
Payable for equity issuance cost of common stock	$343	$—
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CUDC-907, which is being investigated in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma and solid tumors, and CA-170, which is being investigated in a Phase 1 study in patients with advanced solid tumors and lymphomas. In addition, the Company filed an Investigational New Drug, or IND, application for CA-4948 in the third quarter of 2017 and expects to begin patient enrollment of a Phase 1 study in patients with Relapsed or Refractory Non-Hodgkin Lymphoma (RR NHL) in the fourth quarter of 2017. The Company’s pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. The Company expects to file an IND application with the United States Food and Drug Administration, or FDA, for clinical testing of CA-327 in the first half of 2018. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of approximately $944.2 million. The Company anticipates that its $69.2 million of existing cash, cash equivalents and investments at September 30, 2017 should enable it to maintain its planned operations for at least 12 months from the date of filing this Form 10-Q. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2017 and the results of operations for the three and nine-month periods ended September 30, 2017 and 2016 and the cash flows for the nine-month periods ended September 30, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
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
Collaboration Overview. In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of September 30, 2017.

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
In November 2012, the Company formed a wholly-owned subsidiary, Curis Royalty, to receive a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 7). In connection with the loan, the Company transferred to Curis Royalty its right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to the Company, to be repaid using the royalty and royalty-related payments from Genentech. In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty.
The Company recognized $2.4 million and $1.8 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2017 and 2016, respectively, and $6.7 million and $5.4 million during the nine months ended September 30, 2017 and 2016, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively and $0.3 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively. The amounts for each of these periods, representing 5% of the royalty received from Genentech, account for the Company's obligations to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded research and development revenue of $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, and $0.1 million and $0.2 million during the nine months ended September 30, 2017 and 2016, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively, under this collaboration, which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.

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
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company's option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene exclusivity option fees on an annual basis. The first of such option fees is $7.5 million, which was paid in two equal installments in 2017.
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
As of September 30, 2017, the Company has exercised its option to license three programs under the collaboration:

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

Since the inception of the agreement through September 30, 2017, the Company has paid $11.0 million of the foregoing payments related to the PD1/VISTA and IRAK4 programs under the collaboration.

•
For each of the PD1/TIM3 program and the fourth program (if exercised): up to $50.0 million per program, comprising $2.0 million for a program selection fee, $3.0 million for an option exercise fee, $2.5 million upon acceptance of an IND filing, as well as specified approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Since the inception of the agreement through September 30, 2017, the Company has paid $3.5 million of the payments described related to these programs under the collaboration.

•
For any program thereafter (if any): up to $140.5 million per program, comprising: up to $53.0 million for research fees, an option exercise fee, a preclinical milestone and development milestones, as well as specified filing, approval and commercial milestones, plus specified additional payments for approvals for additional indications, if any.

Since the inception of the agreement through September 30, 2017, the Company has paid none of these payments related to these programs under the collaboration.
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

To the extent any of these waived milestone or other payments described above would not otherwise be payable by the Company, e.g. in the event one or more of the listed milestone events do not occur, the Company will have the right to deduct the unused waiver amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that the Company will provide up to $2.0 million of additional funding for each such licensed program provided that supplemental program activities are performed by Aurigene.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2017 and December 31, 2016 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2017:
Cash equivalents:
Money market funds	$44,800	$—	$—	$44,800
Corporate commercial paper, bonds and notes	—	3,590	—	3,590
Municipal bonds	—	260	—	260
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	19,394	—	19,394
Total assets at fair value	$44,800	$23,244	$—	$68,044

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2016:
Cash equivalents:
Money market funds	$24,542	$—	$—	$24,542
Municipal bonds	—	330	—	330
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,447	—	18,447
Total assets at fair value	$24,542	$18,777	$—	$43,319
No investments held at September 30, 2017 were transferred between levels.

6.	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$19,394	$—	$—	$19,394
Total investments	$19,394	$—	$—	$19,394
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.3 years at September 30, 2017.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$18,451	$2	$(6)	$18,447
Total investments	$18,451	$2	$(6)	$18,447
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2016.
At September 30, 2017, the Company held 4 debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $2.5 million at September 30, 2017. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 4 debt securities held as of September 30, 2017 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on this analysis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

7.	Debt

(a)	BioPharma-II
In December 2012, Curis’ wholly owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 4(a)). The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay, collectively: (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis' royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Subsequently, remaining amounts were applied first to pay interest and second, principal on the loan. Curis remained entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retained its right to royalty payments related to sales of Erivedge following repayment of the loan.
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company was not able estimate when the loan would be repaid as repayments were impacted by numerous factors, all of which were beyond the Company’s control. The repayment term could be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would be added to the principal on a quarterly basis. At any time after January 1, 2017, Curis Royalty was entitled to, subject to certain limitations, to prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest.

(b)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement with BioPharma-II, referred to herein as the prior loan, with BioPharma-II. On March 22, 2017, the prior loan was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to Curis as sole equity holder of Curis Royalty.

The loan from HealthCare Royalty will be repaid from certain Erivedge royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty in 2012. Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech will first be applied to pay, collectively: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.

(c)	Respective Debt Payments to BioPharma-II and HealthCare Royalty Partners III
During the nine months ended September 30, 2017 and 2016, Curis Royalty made payments totaling $6.5 million and $5.3 million, respectively, of which $3.6 million and $3.2 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of September 30, 2017, the Company recorded short- and long-term debt of $5.1 million and $37.8 million, respectively, and at December 31, 2016, the Company recorded short- and long-term debt of $4.9 million and $14.9 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended September 30, 2017 and 2016, the Company recognized interest expense related to its debt of $1.1 million and $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2017 and 2016, the Company recognized interest expense related to its debt of $2.9 million and $2.1 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At September 30, 2017, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
During the nine months ended September 30, 2017, the Company incurred debt issuance costs totaling $0.2 million in connection with its HealthCare Royalty financing transaction, all of which were incurred directly by the Company. The direct costs incurred by the Company were recorded as contra-debt, which directly reduces the outstanding debt balance on the Company's Consolidated Balance Sheet. All issuance costs will be amortized over the estimated term of the debt using the straight-line method, which approximates the effective interest method. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company’s short- and long-term classification of these costs, as well as the period over which these costs will be amortized.
Future payments of principal on the loan will require application of the same assumptions described above and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets. At September 30, 2017, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2017	$1,197
2018	5,699
2019	7,363
2020	8,751
2021	10,221
2022	9,818
Thereafter	—
Total payments	43,049
Less current portion, gross	(5,151)
Total long-term debt obligations, gross	$37,898

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued compensation	$1,971	$2,026
Professional fees	132	157
Accrued interest on debt (Note 7)	200	194
Other	225	348
Total	$2,528	$2,725

9.	Accounting for Stock-Based Compensation
As of September 30, 2017, the Company had two shareholder-approved, share-based compensation plans: (i) the Second Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in April 2017 and approved by shareholders in June 2017 and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2017 and approved by shareholders in June 2017, which amended the 2010 Employee Stock Purchase Plan. New employees are typically issued options as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan.
During the nine months ended September 30, 2017, the Company’s board of directors granted options to purchase a total of 5,273,000 shares of the Company’s common stock to officers and employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to NASDAQ Marketplace Rules. These options generally vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the nine months ended September 30, 2017, the Company’s board of directors also granted options to its non-employee directors to purchase 840,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. These options were granted at an exercise price of $2.31 per share, which equals the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the nine months ended September 30, 2017 and 2016 based on the assumptions noted in the following table:

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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	13,752,157	$2.30
Granted	6,113,000	2.51
Exercised	(780,135)	1.36
Canceled	(2,091,220)	2.44
Outstanding, September 30, 2017	16,993,802	$2.40	6.84	$131
Exercisable at September 30, 2017	8,861,007	$2.53	4.97	$131
Vested and unvested expected to vest	16,312,015	$2.40	6.74	$131
The weighted average grant-date fair values of these stock options granted during the nine months ended September 30, 2017 and 2016 were $2.51 and $1.08, respectively. As of September 30, 2017, there was approximately $8.6 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 2.66 years. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2017 and 2016 was $1.0 million and $0.5 million, respectively.
Employee Stock-Based Compensation Expense
The Company recorded a total of $1.3 million and $4.0 million in compensation expense for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $3.3 million for the three and nine months ended September 30, 2016, respectively related to employee and director stock option grants. The total fair values of vested stock options for each of the nine months ended September 30, 2017 and 2016 was $2.8 million and $2.8 million, respectively.
Total Stock-Based Compensation Expense
For the three and nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$370	$205	$1,072	$531
General and administrative expenses	923	1,425	2,908	2,780
Total stock-based compensation expense	$1,293	$1,630	$3,980	$3,311

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) as of September 30, 2017 and 2016:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized gain on marketable securities	4
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	4
Balance, as of September 30, 2017	$—
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2017.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2015	$28
Unrealized loss on marketable securities	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	(2)
Balance, as of September 30, 2016	$26

11.	Common Stock

(a) Public Offering of Common Stock
On September 18, 2017, the Company entered into an underwriting agreement with Robert W. Baird & Co., Incorporated, or Baird, as underwriter, pursuant to which the Company issued and sold 20,000,000 shares of the Company’s common stock. The offering price to the public was $1.85 per share, and the underwriter agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $1.78 per share. Under the terms of the underwriting agreement, the Company granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 3,000,000 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriter's option was not exercised. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. The Company incurred offering expenses of $0.3 million related to this transaction.

(b)ATM Sales Agreement

On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including pursuant to negotiated transactions. Cowen is obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. For the nine months ending September 30, 2017, the Company sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2017 and 2016, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist only of stock options outstanding of 16,993,802 and 15,487,348 as of September 30, 2017 and 2016, respectively.

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
In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-13, all of which are further clarifying amendments to ASU 2014-09. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company plans to use the modified retrospective method for its adoption. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is anticipated to be effective for the Company as of January 1, 2018. The Company has evaluated the potential impact that ASU 2014-09 may have on the financial position and results of operations and expects the adoption of this guidance to have no material impact on its consolidated financial statements.

14.	Subsequent Events
On November 1, 2017, the Company entered into a second amendment to the lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company agreed to extend the lease of 24,529 square feet of property located at 4 Maguire Road in Lexington, Massachusetts to be used for office, research and laboratory functions for an additional two-year period.
The term of the 4 Maguire Road lease amendment will commence on March 1, 2018, and expires on February 29, 2020. The amendment provides for no option to extend the term beyond the two-year period, nor does it provide an option for early termination of the lease.
The total cash obligation for the base rent over the initial term of the lease agreement is approximately $2.0 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the original lease agreement. The Company has a standing security deposit to the lessor in the form of an irrevocable letter of credit in the amount of $0.2 million, and have classified this amount as a restricted long-term investment in its consolidated balance sheet as of September 30, 2017.

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

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are CUDC-907, which is being investigated in a Phase 2 clinical trial in patients with MYC-altered diffuse large B-cell lymphoma and solid tumors; and CA-170, which is currently in a Phase 1 study in patients with advanced solid tumors and lymphomas. In addition, we filed an IND application for CA-4948 in the third quarter of 2017 and expects to begin patient enrollment of a Phase 1 study in patients with Relapsed or Refractory Non-Hodgkin Lymphoma (RR NHL) in the fourth quarter of 2017. Our pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. The Company expects to file an IND application with the United States Food and Drug Administration, or FDA, for clinical testing of CA-327 in the first half of 2018. We are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
CUDC-907 is an orally-available, small molecule inhibitor of histone deacetylase, or HDAC, and phosphatidylinositol-3-kinase, or PI3K enzymes. Based on findings of our Phase 1 clinical trial of this molecule in patients with relapsed or refractory lymphomas or multiple myeloma, in 2016 we initiated an open-label Phase 2 clinical trial of CUDC-907 in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, including patients with MYC-altered DLBCL. We are also conducting a Phase 1 trial in patients with solid tumors whose cancers have MYC involvement. We completed an interim data analysis of the Phase 2 trial and are currently evaluating this data to determine the future development path for this program.
We are party to an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories. As of September 30, 2017, we have licensed three programs under the Aurigene collaboration:

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $944.2 million as of September 30, 2017.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at September 30, 2017 should enable us to maintain our planned operations into the first half of 2019. For a further discussion of our liquidity and funding requirements and related risks and uncertainties, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907, CA-170 and CA-4948, as well as for such clinical trials to generate favorable data;

•
our and Aurigene’s ability to complete preclinical development and IND-enabling studies for CA-327, and for us to then finance and complete planned Phase 1 clinical trials for this development candidate;

•
Aurigene’s ability to advance additional preclinical immuno-oncology, and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically; and

•	Genentech and Roche’s ability to continue to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories.
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
In connection with the loan, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay, collectively: (i) escrow fees payable by us pursuant to an escrow agreement between us, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Subsequent remaining amounts were applied first, to pay interest and second, principal on the loan. We remained entitled to receive any contingent payments upon achievement of clinical development objectives. There were no caps to the amounts Curis Royalty would be required to make to BioPharma-II. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.

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
The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior loan. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay, collectively: (i) escrow fees payable by us pursuant to an escrow agreement, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement. Subsequently, remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
The final maturity date of the loan will be the earlier of such date as the principal is paid in full, or Curis Royalty’s rights to receive royalties under the collaboration agreement with Genentech terminate. At any time before the third anniversary of the closing date, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through and including the third anniversary of the closing date. Thereafter, any voluntary prepayments during the following periods are to be made at the following prepayment prices (calculated as a percentage of the principal amount prepaid):

•	105%, after the third anniversary of the closing date through and including the fourth anniversary of the closing date;

•	102.5%, after the fourth anniversary of the closing date through and including the fifth anniversary of the closing date;

•	101%, after the fifth anniversary of the closing date through and including the sixth anniversary of the closing date; and

•	100%, after the sixth anniversary of the closing date.
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of September 30, 2017, the outstanding principal and interest due under the loan is $43.2 million.
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
The following graphic outlines the current status of our programs:

Key Proprietary Programs

Program	Indication	Stage of Development				
		Preclinical	Phase 1	Phase 2	Phase 3	Marketed
CUDC-907 HDAC / PI3K	MYC-Altered DLBCL					
CA-170 * PD-L1 / VISTA	Solid Tumors & Lymphomas					
CA-4948 * IRAK4	Non-Hodgkin's Lymphoma					
CA-327 * PDL1 / TIM3	Cancers					

Partnered Program

Program	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Marketed
Erivedge® ** Smoothened	Advanced Basal Cell Carcinoma					

AURIGENE * Licensed from Aurigene

Genentech ** Developed and marketed by Genentech (Curis receives royalty income)

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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, debt classification and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 9, 2017.

Results of Operations
Three and Nine Months Ended September 30, 2017 and September 30, 2016

The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenues	$2,444	$1,759	39%	$6,636	$5,165	28%
Costs and expenses:
Cost of royalty revenues	124	94	32%	331	278	19%
Research and development	13,382	6,781	97%	38,177	22,431	70%
In-process research and development	—	17,989	(100)%	—	17,989	(100)%
General and administrative	3,409	4,684	(27)%	10,760	11,743	(8)%
Other expense, net	986	556	77%	2,657	1,801	48%
Net loss	$(15,457)	$(28,345)	(45)%	$(45,289)	$(49,077)	(8)%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,412	$1,817	33%	$6,706	$5,403	24%
Research and development, net	32	(58)	(155)%	(70)	(238)	(71)%
Total revenues	$2,444	$1,759	39%	$6,636	$5,165	28%
Total revenues increased by $0.7 million to $2.4 million for the three months ended September 30, 2017 as compared to $1.8 million for the same period in 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended September 30, 2017 as compared to the prior year period.
Total revenues increased by $1.5 million to $6.6 million for the nine months ended September 30, 2017 as compared to $5.2 million for the same period in 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the nine months ended September 30, 2017 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended September 30, 2017 as compared to the same period in 2016. Cost of royalty revenues remained unchanged at $0.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Direct research and development expenses	$10,087	$3,970	154%	$27,637	$14,710	88%
Employee-related expenses	2,780	2,378	17%	9,189	6,379	44%
Facilities, depreciation and other expenses	515	433	19%	1,351	1,342	1%
Total research and development expenses	$13,382	$6,781	97%	$38,177	$22,431	70%

Research and development expenses were $13.4 million for the three months ended September 30, 2017, as compared to $6.8 million in the same period in 2016, an increase of $6.6 million, or 97%. Direct research and development expenses increased by $6.1 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to a payment to Aurigene of $3.8 million for an exclusivity option in September 2017, as well as increased costs related to ongoing clinical activities for CA-170, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials. Employee-related expenses increased by $0.4 million for the three months ended September 30, 2017 as compared to the same period in 2016, which was primarily due to higher stock-based compensation expense and personnel costs due to increased headcount.

Research and development expenses were $38.2 million for the nine months ended September 30, 2017, as compared to $22.4 million in the same period in 2016, an increase of $15.7 million, or 70%. Direct research and development expenses increased by $12.9 million for the nine months ended September 30, 2017 as compared to the same period in 2016, which was primarily the result of two payments to Aurigene of $3.8 million each, for an exclusivity option in January 2017 and September 2017 as well as increased costs related to ongoing clinical activities for CUDC-907 and CA-170, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 and Phase 2 clinical trials. Employee-related expenses increased by $2.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016, which was primarily due to higher stock-based compensation expense and personnel costs due to increased headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
In-process Research and Development. For the three months ended September 30, 2016, we recognized in-process research and development expenses of $18.0 million, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. No such expense was recorded for the three months ended September 30, 2017.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Personnel	$1,025	$1,088	(6)%	$3,699	$3,399	9%
Occupancy and depreciation	115	105	10%	329	326	1%
Legal services	667	953	(30)%	1,513	2,098	(28)%
Professional and consulting services	393	574	(32)%	1,401	1,724	(19)%
Insurance costs	99	100	(1)%	300	292	3%
Stock-based compensation	923	1,425	(35)%	2,908	2,780	5%
Other general and administrative expenses	187	439	(57)%	610	1,124	(46)%
Total general and administrative expenses	$3,409	$4,684	(27)%	$10,760	$11,743	(8)%
General and administrative expenses were $3.4 million for the three months ended September 30, 2017, as compared to $4.7 million in the same period in 2016, a decrease of $1.3 million, or 27%. The decrease in general administrative expense was driven primarily by lower stock-based compensation expense due to a one-time stock-based compensation expense related to the modification of existing awards for a former director of the Company recorded in 2016 and lower professional, consulting and other administrative expenses for the period.
General and administrative expenses were $10.8 million for the nine months ended September 30, 2017, as compared to $11.7 million in the same period in 2016, a decrease of $1.0 million, or 8%. The decrease in general administrative expense was driven primarily lower legal, professional consulting and other administrative expenses, offset slightly by higher stock-based compensation for the period.
Other Expense. For the three months ended September 30, 2017 and 2016, interest expense was $1.1 million and $0.7 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively.
For the nine months ended September 30, 2017 and 2016, interest expense was $2.9 million and $2.1 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. Other expense of $0.1 million for the nine months ended September 30, 2017 related to costs associated with the extinguishment of the loan from BioPharma-II, which was terminated on March 22, 2017.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, and research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Public Offering of Common Stock
On September 18, 2017, we entered into an underwriting agreement with Baird as underwriter, under which we issued and sold 20,000,000 shares of our common stock. The offering price to the public was $1.85 per share, and the underwriter agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $1.78 per share. Under the terms of the underwriting agreement, we granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 3,000,000 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The underwriter's option was not exercised. We received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. We incurred offering expenses of $0.3 million related to this transaction.
Placement of Equity Securities
Pursuant to our sales agreement with Cowen, we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of September 30, 2017, we sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated. On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners, for the purpose of refinancing the current loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off the $18.4 million in remaining loan obligations to Biopharma-II and the remaining proceeds of $26.6 million were distributed to us as sole equity holder of Curis Royalty. Payments to BioPharma-II and HealthCare Royalty for the nine months ended September 30, 2017 totaled $6.5 million, of which $3.6 million has been applied to the principal, and the remainder satisfying interest obligations. As of September 30, 2017, Curis Royalty owed a total of $43.2 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
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
At September 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $69.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $40.9 million during the nine months ended September 30, 2017 was primarily the result of our net loss for the period of $45.3 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $4.3 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.
Net cash used in operating activities of $26.4 million during the nine-month period ended September 30, 2016 was primarily the result of our net loss for the period of $49.1 million, offset by non-cash charges consisting of the stock issuance to Aurigene as consideration for the amendment to our collaboration agreement with Aurigene, stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $21.6 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and accrued liabilities, a decrease in accounts receivable, partially offset by an increase in prepaid assets.
We expect to continue to use cash in operations as we seek to advance our drug candidates and at least three programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $1.1 million and provided cash of $16.1 million for the nine months ended September 30, 2017 and 2016, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities provided cash of $65.7 million for the nine months ended September 30, 2017 as a result of $45.0 million in gross proceeds from the new credit agreement with HealthCare Royalty, an aggregate of $41.8 million in net proceeds from the public offering underwritten by Baird and our at-the-market sales pursuant to our sales agreement with Cowen and $1.0 million in proceeds from the exercise of stock options, offset by full payoff Curis Royalty’s loan from BioPharma-II of $18.3 million as well as principal payments on Curis Royalty’s loans from BioPharma-II and HealthCare Royalty of $3.6 million. Financing activities used cash of $2.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid $3.2 million in principal payments on Curis Royalty's loan from BioPharma-II, which were offset by $1.2 million from the exercise of stock options.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2017, we had an accumulated deficit of approximately $944.2 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-4948 and CA-327, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at September 30, 2017 should enable us to maintain our planned operations into the first half of 2019. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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
Subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. The first of such option fees is $7.5 million, to be paid in two equal installments. We paid the first installment in January 2017 and the second installment in the third quarter of 2017.
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

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016, except for commitments resulting from our debt obligations under our credit agreement and an amendment to our operating lease, each as follows:
(a)HealthCare Royalty Financing
On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the then-existing loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, the proceeds of which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II. On the closing date of the credit agreement, March 22, 2017, subject to certain conditions precedent specified in the credit agreement, the prior loan from BioPharma -II was terminated in its entirety. For a further discussion of the loan from HealthCare Royalty, please refer to Note 7. As of September 30, 2017, the outstanding balance, including interest, on the debt was $43.2 million. The below amounts reflect management’s estimates as of September 30, 2017 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with HealthCare Royalty, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.
(b)Operating Lease Amendment
On November 1, 2017, we entered into a second amendment to the lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we agreed to extend the lease of 24,529 square feet of property located at 4 Maguire Road in Lexington, Massachusetts to be used for office, research and laboratory functions for an additional two-year period.

The term of the 4 Maguire Road lease amendment will commence on March 1, 2018, and expires on February 29, 2020. The amendment provides for no option to extend the term beyond the two-year period, nor does it provide an option for early termination of the lease.
The total cash obligation for the base rent over the initial term of the lease agreement is approximately $2.0 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the original lease agreement. We have a standing security deposit to the lessor in the form of an irrevocable letter of credit in the amount of $0.2 million, and have classified this amount as a restricted long-term investment in the our consolidated balance sheet as of September 30, 2017.

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement	$56,112	$9,258	$21,517	$23,937	$1,400
Operating lease obligations	2,279	865	1,414	—	—
Total future obligations	$58,391	$10,123	$22,931	$23,937	$1,400

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since September 30, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $45.3 million for the nine months ended September 30, 2017, and $60.4 million, $59.0 million and $18.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $944.2 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials with respect to drug candidates;

•	seek to identify and develop additional drug candidates;

•	acquire or in-license other drug candidates or technologies;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution, and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel; and

•	add equipment and physical infrastructure as may be required to support our research and development programs.
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
We do not expect to generate significant revenues other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our drug candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing, and selling those drugs for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our drugs from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and whether or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates, or continue our operations and cause a decline in the value of our common stock.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our research and development activities for CUDC-907, CA-170, CA-4948 and CA-327 as well as development candidates we have and may continue to license under our collaboration with Aurigene. We expect that we will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We anticipate that our existing cash, cash equivalents and investments at September 30, 2017 should enable us to maintain our planned operations into the first half of 2019. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following

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
Pursuant to the terms of our collaboration agreement, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceuticals, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Sales of sonidegib (Odomzo®) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5 – 7.5% to 3 – 5.5%. We also believe that sales of sonidegib have, and are likely to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to HealthCare Royalty Partners III.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CUDC-907, CA-170 and CA-4948, as well as funding programs that we have licensed or may in the future license and develop under our collaboration with Aurigene;

•
fluctuations in sales of Erivedge and related royalty payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceuticals Industries Ltd., or Sun Pharmaceuticals;

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
Our drug candidates, including CUDC-907, CA-170 and CA-4948, are novel chemical entities, and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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

Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including CUDC-907, CA-170 and CA-4948. The success of our drug candidates will depend on many factors, including the following:

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
Enrollment delays in our clinical trials, including for clinical trials of CUDC-907, CA-170 and CA-4948, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
Results of preclinical studies and early clinical trials may not be predictive of results of future late stage clinical trials.

We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials, do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.
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
Interim, “top-line,” initial, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and audit and verification procedures could result in material changes to the final data.

From time to time, we publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Initial, preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, "top-line," initial, and preliminary data should be viewed with caution until the final data are available. Material adverse changes between such data and final published data could significantly harm our business prospects.
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
We are aware of at least five other companies that are developing IRAK4 inhibitors, including Pfizer, Inc., Nimbus Discovery, Inc. in collaboration with Genentech, TG Therapeutics, Inc., Bayer AG, Merck & Co. and Amgen Inc. In addition, there are multiple approved drugs on the market that target PD1/PDL1 interactions, including Bristol-Myers Squibb Company’s Opdivo™, Merck’s Keytruda™, Roche’s Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, and AstraZeneca PLC’s Imfinzi™ and a number of drug candidates in various stages of development (Novartis AG, Tesaro Inc. and others). We are also aware of other companies developing drugs to target TIM3, including Novartis, Tesaro, and Eli Lilly and Company.
We are aware of several companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including Eli Lilly, Exelixis, Inc. in co-development with the Bristol-Myers Squibb, PellePharm, Inc., Igynta, Inc. and Pfizer. Furthermore, sonidegib is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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

•
competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Sun Pharmaceuticals, both in the U.S. and abroad for the treatment of adults with locally advanced BCC;

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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $1.09 per share for the period January 1, 2012 through November 1, 2017. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and in the future, we may issue additional options, warrants or other derivative securities convertible into our common stock. The exercise of any such options, warrants or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
As of September 30, 2017, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 46.0% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

Item 5.	Other Information
On November 1, 2017, we entered into a second amendment to the lease agreement, dated September 16, 2010, as amended, with the Trustees of Lexington Office Realty Trust pursuant to which we agreed to extend the lease of 24,529 square feet of property located at 4 Maguire Road in Lexington, Massachusetts to be used for office, research and laboratory functions for an additional two-year period. The lease will expire on February 29, 2020. The amendment provides for no option to extend the term beyond the two-year period, nor does it provide an option for early termination of the lease. Annual fixed rent for the year commencing on March 1, 2018 and expiring on February 28, 2019 is $1.0 million and for the year commencing on March 1, 2019 and expiring on February 29, 2020 is $1.0 million. We are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the original lease agreement. In addition, we have agreed to maintain a security deposit of $0.2 million for the remainder of the lease and the landlord has agreed to certain tenant improvement such as an additional installation of a keyless entry access system and granting us remote access to the landlord’s ancillary energy management system.
The foregoing is a summary of the second amendment to the lease agreement and is qualified in its entirety by reference to the full text of the second amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Underwriting Agreement, dated September 13, 2017, by and between Curis, Inc. and Robert W. Baird & Co. Incorporated (1)
https://www.sec.gov/Archives/edgar/data/1108205/000119312517286329/d458613dex11.htm

10.2	Second Amendment to Lease, dated November 1, 2017, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 15, 2017

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 7, 2017	By:	/S/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)