Form 10-K
period 2017-12-31
CURIS INC
filed 2018-03-08
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2017 was approximately $146.6 million.
As of March 2, 2018, there were 165,628,371 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 15, 2018, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

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
Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are CUDC-907, which we are investigating in a Phase 2 clinical trial in patients with MYC-altered diffuse large B-cell lymphoma and solid tumors, CA-170, for which we are currently conducting a Phase 1 study in patients with advanced solid tumors and lymphomas, and CA-4948, for which, in January 2018 we initiated a Phase 1 trial in patients with advanced non-Hodgkin lymphomas, including those with the myeloid differentiation primary response 88, or MYD88 alterations.
Our pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. We expect to file an IND application with the United States Food and Drug Administration, or FDA, for clinical testing of CA-327 in 2018. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene.
Further, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
We are party to a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. As of December 31, 2017, we have licensed three programs under the Aurigene collaboration, and we licensed the fourth program in March 2018.
Product Development Programs
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.

 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the years ended December 31, 2017, 2016 and 2015, milestone and royalty payments from Genentech accounted for $9.8 million, or 99%, $7.5 million, or 100%, and $8.0 million, or 100%, respectively, of our revenue, all of which was related to the development and commercialization of Erivedge.
CUDC-907
CUDC-907 was invented by Curis scientists and is an oral, dual inhibitor of HDAC and PI3K enzymes. Specifically, CUDC-907 inhibits HDACs 1, 2, 3, 6 and 10 and PI3K-alpha, delta and beta isoforms. Inhibitors of HDAC enzymes can affect a number of cell functions and cancer cell viability by regulating the acetylation of both histone and non-histone substrates. Multiple inhibitors of HDACs have been approved by the FDA for treatment of hematologic malignancies. PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. Two PI3K inhibitors are currently approved by the FDA for treatment of patients with B cell malignancies. CUDC-907 has shown potent antitumor activity in a variety of hematologic tumor models such as non-Hodgkin’s lymphoma, including some with alterations in MYC oncogene, and multiple myeloma.
Non-clinical results indicate that at the mechanistic level, CUDC-907 effectively downregulates MYC protein levels in MYC-altered and MYC-dependent cells and tumor models, consistent with the roles of HDAC and PI3K in MYC regulation. These results provide a mechanistic rationale for the clinical development of CUDC-907 in MYC-driven malignancies.
Clinical development of CUDC-907 began in January 2013. Based on examination of multiple dose and schedules of administration in the Phase 1 trial, the recommended dose of CUDC-907 was determined to be once daily oral administration of 60 mg dose using a 5 days “on”/2 days “off” schedule in 21-day cycles.  The most common drug related adverse events, or AEs, reported in the Phase 1 trial were low grade, meaning Grade 1 and 2, diarrhea, fatigue and nausea.  Dose limiting toxicities, or DLTs, have consisted of diarrhea and hyperglycemia, however no DLTs occurred at the recommended dose and schedule.  Other drug-related Grade 3 or Grade 4 AEs reported in three or more patients included thrombocytopenia and neutrophil decrease, which are hematologic AEs, as well as diarrhea, hyperglycemia and fatigue, which are non-hematologic AEs. In the expansion stage of the Phase 1 trial, CUDC-907 was tested as monotherapy or in combination with rituximab in patients with relapsed or refractory DLBCL, a type of non-Hodgkin’s Lymphoma.
The Phase 2 study of monotherapy CUDC-907 in patients with relapsed or refractory DLBCL, including those whose tumor harbors alterations of the MYC oncogene is ongoing, and is designed to enroll up to 100 patients with DLBCL with MYC alteration. Study objectives include measurement of objective response rate, progression-free survival, overall survival, duration of response, incidence and severity of adverse events and other safety parameters, and characterization of the pharmacokinetics of CUDC-907.

Data from the two clinical studies with CUDC-907 have resulted in a number of patients with relapsed or refractory DLBCL (3rd line or later) achieving durable complete and partial responses. Overall, based on the combined results from a Phase 1 trial and interim analysis of the Phase 2 study, the objective response rate (ORR) in the MYC-altered patients was 14/60 (23%). These responses appear to be durable with a median duration of response of 13.6 months, with many of the patients currently continuing on treatment. In comparison, based on the same combined results from the Phase 1 trial and Phase 2 interim analysis, the ORR was 3/22 (13.6%) with median duration 9.1 months for MYC negative patients in these studies. An additional set of patients who had incomplete MYC testing, with only negative results if any, were considered MYC unknown had an ORR of 2/23 (8.7%) with response duration of 10.8 months.
The preponderance of data from historical non-Curis sponsored studies suggest that MYC-altered disease confers a negative prognosis in newly diagnosed patients with DLBCL as reflected by progression free survival and overall survival (OS). Patients with relapse and MYC-altered disease have an inferior outcome to any chemotherapy and to stem cell transplant. This poor prognosis conferred by MYC alteration is relevant in front-line, relapsed and relapsed/refractory stage of treatment and even after stem cell transplantation. Based on the most recent published and largest dataset for relapsed/refractory stage MYC-altered DLBCL patients, the two-year OS of this population is 0% as compared to 29.9% in their non-MYC-altered counterparts.
In light of substantial unmet need for more effective therapies, in April 2015 the FDA granted CUDC-907-orphan drug designation for the treatment of DLBCL.
We are currently in discussion with the FDA regarding the clinical benefit provided for the population of patients with relapsed/refractory DLBCL whose tumors are shown to be MYC altered. Upon completion of these discussions, we expect feedback from the FDA which we will use to determine the most appropriate regulatory path for the treatment of this patient population with CUDC-907.
We are also examining CUDC-907 in a second, ongoing Phase 1 trial that is designed to investigate its activity in patients with advanced solid tumors with MYC involvement, including patients with NUT Midline Carcinoma.
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
CA-170
CA-170 is an oral small molecule drug candidate that is designed to selectively target PDL1 and VISTA immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-170 is being developed by us under our collaboration with Aurigene.
CA-170 can potently rescue effector functions of T cells, such as cytokine secretion and proliferation, which are inhibited in the presence of PDL1/L2 and VISTA checkpoint proteins. CA-170 has demonstrated high selectivity, and is unable to rescue T cells functions in the presence of other checkpoint protein molecules such as TIM3, CTLA4, LAG-3 and BTLA. Additionally, in multiple syngeneic mouse tumor models (such as melanoma and colon cancer), oral administration of CA-170 was demonstrated to result in anti-tumor activity but no such activity was observed in immune deficient mice, suggesting that the in vivo anti-cancer effects of CA-170 require an intact immune system.
In June 2016, we dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2017, we presented preliminary clinical data from the ongoing dose escalation stage of CA-170's Phase 1 trial at the Society for Immunotherapy of Cancer, or SITC, Meeting. The data demonstrated that similar to the preclinical findings, CA-170 has a dose proportional and predictable PK profile in patients treated orally at various doses in the ongoing dose escalation stage of the study. Additionally, evaluation of patient blood samples demonstrated that CA-170 appears to be biologically active in modulating the immune system, with a several-fold increase in percentage of circulating CD8+ T cells expressing activation markers within 24 hours of oral dosing. As compared to pre-dosing, there was a marked increase in the population of CD8+ T cells detected in the post-treatment tumor biopsy samples in multiple patients. The data presented also demonstrated that multiple patients experienced tumor shrinkages, including two patients with non-small cell lung cancer, and one patient each with melanoma, squamous carcinoma of the head and neck, and Hodgkin lymphoma. CA-170 was well tolerated up to the highest dose tested, 800 mg once daily oral administration, as of December 2017.

Our collaboration partner, Aurigene, initiated a Phase 2 trial for CA-170 in India in the first quarter of 2018.
CA-4948
CA-4948 is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
CA-4948 is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. CA-4948 has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of AML and MDS. We filed an IND application for CA-4948 in the third quarter of 2017 and dosed the first patient in a Phase 1 study in patients with relapsed or refractory non-Hodgkin lymphoma in January 2018.
CA-327
In October 2016, we exercised our option within the collaboration with Aurigene to license the PDL1/TIM3 program. CA-327 is the development candidate from this program and is currently undergoing IND-enabling studies. CA-327 is an oral small molecule drug candidate that is designed to selectively target PDL1 and TIM3 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-327 has demonstrated anti-tumor activity in multiple syngeneic mouse tumor models in an immune-dependent manner. We expect to complete preclinical and toxicology studies to file an IND application for CA-327 in 2018.
For a further discussion of our collaboration agreement with Aurigene, see “Business—Our Collaborations and License Agreements—Aurigene.”
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
Erivedge is FDA approved for treatment of adults with metastatic basal cell carcinoma, or with locally advanced basal cell carcinoma that has recurred following surgery or who are not candidates for surgery, and who are not candidates for radiation and is being developed under a collaboration agreement with Genentech. Genentech and Roche are responsible for the clinical development and global commercialization of Erivedge. Erivedge is currently marketed and sold in the U.S. by Genentech and in the European Union, Australia and several other countries by Roche.
For a further discussion of our Hedgehog collaboration agreement with Genentech, see “Business—Our Collaborations and License Agreements —Genentech.”
Our Collaborations and License Agreements
Aurigene
In January 2015, we entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene.
In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock valued at $24.3 million at the time of issuance in partial consideration for the rights granted to us under the collaboration agreement. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 10,208,333 shares of our common stock, Aurigene waived $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, e.g. in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of December 31, 2017, we have exercised our option to license the following three programs under the collaboration:

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.

2.
PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of PDL1 and VISTA.

3.
PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.

In March 2018, we exercised the option to license a fourth program, which is an immuno-oncology program. For each option to license we exercise, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the United States, specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We have elected not to further exercise our exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene. We have, however, as provided in the agreement, elected to exercise our option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
Since January 2015, we have paid $14.5 million in research payments, option exercise fees and milestone payments to Aurigene, and have waived $15.5 million in milestones as part of the 2016 amendment.
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth program, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
We have agreed to pay Aurigene tiered royalties on our and our affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.
We have agreed to make certain payments to Aurigene upon our entry into sublicense agreements on any program(s), including:

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
The collaboration agreement may be terminated, either in its entirety or with respect to a particular program, by either Aurigene or us for uncured material breach by the other party, other than an uncured material breach by the other party of its diligence obligations with respect to a program or licensed program. If an uncured material breach other than a diligence breach relates to a particular program or licensed program, the non-breaching party may terminate the collaboration agreement only with respect to that program or licensed program. However, after initiation of the first pivotal clinical trial of a product for a licensed program, Aurigene may not terminate the collaboration agreement with respect to such licensed program for an uncured non-diligence breach by us, except in the case of our uncured material breach of our payment obligations with respect to such licensed program, but Aurigene may pursue any and all remedies that may be available to it at law or in equity as a result of such breach. Similarly, after initiation of the first pivotal clinical trial of a product for a licensed program, we may not terminate the collaboration agreement with respect to the license we have granted Aurigene for its territory of India and Russia for such licensed program for an uncured non-diligence breach by Aurigene, but we may pursue any and all remedies that may be available to us at law or in equity as a result of such breach.
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
Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import molecules capable of inhibiting the Hedgehog signaling pathway (including small molecules, proteins and antibodies) for human therapeutic applications, including cancer therapy. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge other than in Japan where such rights are held by Chugai. Genentech and Roche are responsible for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation, and sales and marketing.
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
In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country's regulatory authority in another country and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015.
In November 2012, we formed a wholly owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors. In connection with the loan, we transferred to Curis Royalty our rights to receive royalty and royalty related payments on the commercial sales of Erivedge that we receive from Genentech, and any payment made by Genentech to us pursuant to Genentech’s indemnification obligations under the collaboration agreement. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty related payments. The loan constituted an obligation of Curis Royalty and was non-recourse to Curis.
Quarterly royalty and royalty-related payments from Genentech were first applied to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, as described below, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts were applied first, to pay interest and second, principal on the loan. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding would have been added to the principal on a quarterly basis. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expect such revenues would have been used to pay down such loan until it is repaid in full.
In March 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used, in part, to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to us as sole equity member of Curis Royalty. As of December 31, 2017, Curis Royalty owed HealthCare Royalty a total of $41.9 million, which was comprised of principal and accrued interest. Curis Royalty has granted a first priority lien and security interest (excluding certain payments allocable to academic institutions) in all of its assets and all real, intangible, and personal property, including all of its right, title, and interest in and to the Erivedge royalty payments, which are servicing the outstanding debt and accrued interest to HealthCare Royalty, and will continue to do so until the debt is fully repaid. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis, except that under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on our estimate of the timing of amounts to be repaid. Accordingly, our estimate may not be indicative of when this loan will actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which reduction could arise due to factors beyond our control, such as: the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance, or failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.
As a result of our licensing agreements with various universities, we are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022.
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
In the U.S., as of December 31, 2017, we have 87 issued or allowed patents expiring on various dates between 2018 and 2035 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
CUDC-907 and other Targeted Drug Candidates.    As of December 31, 2017, we have 26 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for CUDC-907, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
CA-170, CA-4948, CA-327 and Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs and the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2017, there are five issued U.S. patents included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2017, we have 50 issued or allowed U.S. patents expiring on various dates between 2018 and 2033, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, nucleic acids, antibodies, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, methods of protein manufacturing, as well as methods of using the aforementioned proteins, nucleic acids, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.

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
Research and Development Program
As of December 31, 2017, our research and development group consisted of 41 employees, including medical doctors, molecular biologists, cell biologists, pharmacologists and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.
For the years ended December 31, 2017, 2016 and 2015, we incurred expenses of $45.1 million, $31.6 million and $26.7 million, respectively on company-sponsored research and development activities. We also recorded in-process research and development expenses of $18.0 million for the year ended December 31, 2016, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. We recorded in-process research and development expenses of $24.3 million for the year ended December 31, 2015, which represented the partial consideration for the rights granted to us under the collaboration agreement with Aurigene in January 2015. We had no collaborator-sponsored research and development expense for the years ended December 31, 2017, 2016 and 2015.
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
Review and Approval of Drugs in the United States
In the United States, the FDA approves and regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.
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

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review of the candidate product by an FDA advisory committee, where appropriate or if applicable;

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

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies required by FDA.

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
Applicants usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
The IND and IRB Processes
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
An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
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
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
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
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2.4 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2018 of $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.
The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for NMEs for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing, such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

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
The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.
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
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
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
Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (as defined in the Cures Act) that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level, and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Drug Price Competition, Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
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
The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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
If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act of 1983, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product.) A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
Patent Term Restoration and Extension
A patent claiming a new drug product of use may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
The 21st Century Cures Act
On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.
With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.
Review and Approval of Drugs in Europe and other Foreign Jurisdictions
In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent the manufacturer chooses to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union (EU), a manufacturer must submit a marketing authorization application to the European Medicines Agency or EMA. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Clinical Trial Approval in the EU
Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.
In April 2014, the E.U. passed the new Clinical Trials Regulation (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2019.The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

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
Marketing Authorization
To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.
Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.
Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate pre-clinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.
Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.
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
Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity . During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten-year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
Regulatory Requirements after Marketing Authorization
Similar to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.
The holder of an EU marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on central marketing authorization holders for medicinal products the obligation to conduct a labor-intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies.
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
Orphan Drug Designation and Exclusivity in the EU
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.
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
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
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
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures were passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures have been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.
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
CUDC-907:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially-available drugs that individually target HDAC. For example, commercially available HDAC inhibitors include Farydak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Company, Istodax™ (romidepsin), which is produced by Celgene Corporation, Beleodaq™ (belinostat) which is produced by Spectrum Pharmaceuticals and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Mirati Therapeutics (mocetinostat), Syndax Pharmaceuticals, Inc. (entinostat), MEI Pharma, Inc. (pracinostat), Regenacy Pharmaceuticals, LLC (ricolinostat), Italfarmaco S.p.A. (givinostat), and Celleron Therapeutics (CXD101). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There are currently two approved isoform specific PI3K inhibitors on the market, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Inc. and Aliqopa® (copanlisib), which is marketed by Bayer AG. Some of the other companies developing PI3K inhibitors include Novartis International AG (BKM120/ buparlisib, BYL719, CDZ173), Genentech / Roche (taselisib), Verastem, Inc. (duvelisib), Takeda Pharmaceutical Company Limited (TAK-117, previously MLN1117), GlaxoSmithKline plc (GSK2636771), Pfizer, Inc. (gedatolisib/PF-05212384), Sanofi (voxtalisib/XL765/SAR245409), TG Therapeutics, Inc. (TGR-1202), Incyte Corporation (INCB050465) and Zenyaku Kogyo Co., Ltd (ZSTK474).
Licensed Programs Under Aurigene Collaboration.    We are aware of at multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Pfizer, Nimbus Discovery, TG Therapeutics, Merck, Bristol Myers Squibb and Amgen. In addition, there are multiple approved drugs on the market that target PD1/ PDL1 interactions, including Bristol-Myers Squibb’s Opdivo™, Merck & Co.’s Keytruda™, Roche’s Tecentriq™, Merck and Pfizer’s Bavencio™ and AstraZeneca's Imfinzi™.
Erivedge.   In 2015, Sun Pharmaceuticals’ sonidegib (Odomzo®), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union. We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway, including: Pfizer Inc. (glasdegib / PF-04449913), Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), Pelle Pharm Inc. (patidegib), Novartis International AG (LEQ-506) and Senhwa Biosciences Inc. (silmitasertib / CX-4945).
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
Employees
As of December 31, 2017, we had 55 full-time employees, of whom 14 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 41 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.
Executive Officers of the Registrant
Our executive officers as of March 8, 2018 are as follows:

Name	Age	Position
Ali Fattaey, Ph.D.	52	President and Chief Executive Officer
James Dentzer	51	Chief Financial Officer and Chief Administrative Officer
David Tuck, M.D.	66	Chief Medical Officer
Ali Fattaey, Ph.D.
Dr. Fattaey has served as our President and Chief Executive Officer and as a director since June 2014. From February 2013 to June 2014, Dr. Fattaey served as our President and Chief Operating Officer. From 2011 until February 2013, Dr. Fattaey served as the President and Chief Executive Officer and Director of ACT Biotech, Inc., a biotechnology company. Dr. Fattaey served as ACT Biotech’s Chief Operating and Scientific Officer from 2008 until 2010. From June 2006 until January 2008, Dr. Fattaey served the Director of Science and Technology at the Melanoma Therapeutics Foundation, a non-profit organization. From January 2005 until June 2006, Dr. Fattaey was a strategic consultant for pharmaceutical and biotechnology companies. Dr. Fattaey was previously employed at Sagres Discovery, Inc., a biotechnology company, as its Chief Scientific Officer from November 2001 until April 2004 and subsequently as the Senior Vice President of Discovery Research at Chiron Corporation, a biopharmaceutical company, following Chiron’s acquisition of Sagres Discovery. Dr. Fattaey was employed by Onyx Pharmaceuticals, a biopharmaceutical company, from January 1994 until June 2001, most recently as its Vice President of Discovery Research. Dr. Fattaey received his Ph.D. in microbiology from Kansas State University in 1989 and was a Research Fellow in Medicine at Harvard Medical School, Massachusetts General Hospital Cancer Center.

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

David Tuck, M.D.
Dr. Tuck has served as our Chief Medical Officer since March 2016. From January 2016 to March 2016, Dr. Tuck served as our Senior Vice President, Clinical and Translational Sciences. Dr. Tuck previously served as our Vice President of Clinical and Translational Sciences from May 2015 through January 2016. He joined us from EMD Serono, the biopharmaceutical division of Merck KGaA, where he was Senior Medical Director in the Oncology Translational Innovation Program from 2013 until May 2015, overseeing activities ranging from early clinical development of small molecule and biologic targeted therapeutics, to novel target and biomarker identification focused on bioinformatics and genomics analysis. Prior to that, Dr. Tuck was employed by Bristol-Myers Squibb Oncology Research, a cancer research company, from December 2010 until May 2013, where he served in the roles of Translational Physician for ipilimumab, and external development leader in solid tumors and hematological malignancies for immune checkpoint inhibitors. Between 2000 and 2010, Dr. Tuck was an Associate Professor at Yale University. While at Yale, he led a research lab in genomics and bioinformatics of cancer, stem cells and molecular hematology. He also served as Associate Director of the Yale Comprehensive Cancer Center from 2000 to 2006. Dr. Tuck earned his B.A. at Harvard University and medical degree at the University of Vermont School of Medicine, and received board certification in internal medicine, medical oncology and hematology.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 4 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $53.3 million, $60.4 million and $59.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $952.3 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We anticipate that our existing cash, cash equivalents, and investments at December 31, 2017 should enable us to maintain our planned operations into the second half of 2019. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:

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
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on commercial sales of Erivedge that we receive from Genentech. In March 2017, Curis Royalty received a $45.0 million loan pursuant to a credit agreement with HealthCare Royalty Partners III, or HealthCare Royalty the proceeds of which were first used to pay off $18.4 million in remaining loan obligations to BioPharma-II and the remaining proceeds were then distributed to Curis as sole equity holder of Curis Royalty. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to HealthCare Royalty in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis, except that (i) Curis has agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’ equity interest in Curis Royalty and (ii) under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis.
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
Sales of sonidegib (Odomzo®) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5 - 7.5% to 3 - 5.5%. We also believe that sales of sonidegib have, and are likely to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly-owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to HealthCare Royalty Partners III.
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
Our drug candidates, including CUDC-907, CA-170 and CA-4948, are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including CUDC-907, CA-170 and CA-4948. The success of our drug candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, ongoing and future clinical trials of CUDC-907, CA-170, CA-4948 and other compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events or undesirable side effects that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our drug candidates, or we may mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the availability of approved therapeutics for the relevant disease;

•	the proximity of patients to clinical sites;

•	the eligibility criteria and design for the trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

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
Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of CUDC-907, CA-170 and CA-4948, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Pfizer, Nimbus Discovery, TG Therapeutics, Merck, Bristol Myers Squibb and Bayer Amgen. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck’s Keytruda™, and Roche's Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, and AstraZeneca PLC’s Imfinzi™ and a number of drug candidates in various stages of development (by Regeneron, Novartis AG, Tesaro Inc., and others). We are also aware of at least three other companies developing drugs to target TIM3, including Novartis, Tesaro and Eli Lilly and Company.
We are aware of several companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including : Pfizer (glasdegib / PF-04449913), Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb, Company (BMS-833923 / XL139), Pelle Pharm Inc (patidegib), Novartis International AG (LEQ-506) and Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
Product liability claims are inherent in the process of researching, developing and commercializing human healthcare drugs and could expose us to significant liabilities and prevent or interfere with the development or commercialization of our drug candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of their merit or eventual outcome, such liability claims would require us to spend significant time, money and other resources to defend such claims, and could result in:

•	decreased demand for our drug candidates or drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the reduced ability or inability to commercialize any drugs that we may develop.
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

•	we, Genentech, or Roche encounter third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

•
competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Sun Pharmaceutical, both in the U.S. and abroad for the treatment of adults with locally advanced BCC;

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

•	Disputes may arise between collaborators and us regarding ownership of or other rights in the intellectual property generated in the course of the collaborations.

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
We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the United States. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable us to retain development and certain commercial rights to most of our programs in at least the United States, should we elect to do so. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
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
We have no internal manufacturing experience or capabilities, and therefore cannot manufacture any of our drug candidates on a either a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize drugs, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and low yields of quality drugs. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.
To the extent that we or any collaborators seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms. Contract manufacturers may breach their manufacturing agreements because of factors beyond our and our collaborators’ control or may terminate or fail to renew a manufacturing agreement based on their own business priorities, becoming costly and/or inconvenient for us and our collaborators. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

•
manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.
Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales.
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
We rely on third parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
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
The patent positions of pharmaceutical and life science companies, including ours, are generally uncertain and involve complex legal, scientific and factual questions. The laws, procedures and standards that the U.S. Patent and Trademark Office and various foreign intellectual property offices use to grant and maintain patents, and the standards that courts use to interpret patents, are not always applied predictably or uniformly and have changed in significant ways and are expected to continue to change. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Consequently, the level of protection, if any, that will be obtained and provided by our patents if we attempt to enforce them, and they are challenged, is uncertain.

Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. Our patents also may not afford us protection against competitors with similar technology. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Prior to March 16, 2013, in the United States, patent applications were subject to a “first to invent” rule of law. Applications filed on or after March 16, 2013 (with the exception of certain applications claiming priority to applications filed prior to March 16, 2013, such as continuations and divisionals) are subject to new laws including a “first to file” rule of law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Additionally, how the U.S. Patent & Trademark Office and U.S. courts will interpret the new laws remains significantly uncertain at this time. We cannot be certain that any existing or future application will be subject to the “first to file” or “first to invent” rule of law, that we were the first to make the inventions claimed in our existing patents or pending patent applications subject to the prior laws, or that we were the first to file for patent protection of such inventions subject to the new laws.
We may not have rights under patents that may cover one or more of our drug candidates. Patents of others may overlap with our own patents regarding one or more of our drug candidates. In some cases, these patents may be owned or controlled by third-party competitors and may prevent or impair our ability to exploit our technology. As a result, we or our current or potential future collaborative partners may be required to obtain licenses under third-party patents to develop and commercialize some of our drug candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners may not be able to develop and commercialize the affected drug candidate or candidates.
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
We have conducted chemical development work through contract research agreements with contract research organizations, or CROs, in China and India. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Enforcement of intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.
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
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborator to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for drug candidates and may be unable to obtain such designations.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the United States Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
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
Our common stock is currently listed for quotation on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market,including, among other things, a minimum bid price of $1.00 per share. On January 2, 2018, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until July 2, 2018, to regain compliance with the minimum bid price requirement. If, at any time before July 2, 2018, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than 10 consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From January 2, 2018, the date of the deficiency letter, to the date of filing of this Annual Report on Form 10-K, our common stock had not closed above $1.00 on any trading day.
If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $0.47 per share for the period January 1, 2012 through March 2, 2018. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	the timing and result of clinical trials of our drug candidates;

•	the success of, and announcements regarding, existing and new technologies and/or drug candidates by us or our competitors;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	commencement or termination of collaborations for our development programs;

•	litigation or public concern about the safety of our drug candidates;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property disputes or other lawsuits involving us;

•	third-party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	limited trading volume in our common stock;

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets; and

•	the other factors described in this “Risk Factors” section.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
As of December 31, 2017, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 33.0% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

We currently lease a facility for our administrative, research and development requirements located at 4 Maguire Road in Lexington, Massachusetts consisting of 24,529 square feet pursuant to a lease that was set to expire in February 2018. On

November 1, 2017, we entered into a second amendment to the lease agreement pursuant to which we extended the lease for an additional two-year period. The second amended lease will expire on February 29, 2020. We believe that our existing facility will be sufficient to meet our current needs and that suitable additional space will be available if and when needed.

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

Market Information.    Our common stock is traded on the NASDAQ Global Market under the trading symbol “CRIS.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Curis Common Stock
Year ended December 31, 2016	High	Low
First Quarter	$2.89	$1.25
Second Quarter	$2.23	$1.47
Third Quarter	$2.64	$1.51
Fourth Quarter	$3.72	$2.28

Year ended December 31, 2017
First Quarter	$3.38	$2.24
Second Quarter	$2.87	$1.60
Third Quarter	$2.27	$1.47
Fourth Quarter	$1.74	$0.69

Holders.    On March 2, 2018 the last reported sale price of our common stock per share on the NASDAQ Global Market was $0.52 and there were 199 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    None.
Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2012 through December 31, 2017, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Composite Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2012 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Curis, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	Fiscal year ending December 31,
	2012	2013	2014	2015	2016	2017
CURIS INC.	100.00	82.22	43.73	84.84	89.80	20.41
NASDAQ COMPOSITE INDEX	100.00	139.89	160.47	171.83	187.03	242.34
NASDAQ BIOTECHNOLOGY INDEX	100.00	165.93	222.94	249.18	196.00	238.39

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees (1)	$—	$—	$—	$3,000	$10,000
Royalties	9,849	7,810	8,031	6,757	3,942
Research and development, net (2)	49	(283)	(153)	86	1,060
Total revenues	9,898	7,527	7,878	9,843	15,002
Costs and expenses:
Cost of royalty revenues	496	399	406	339	198
Research and development	45,096	31,590	26,699	13,659	12,927
In-process research and development (3)	—	17,989	24,348	—	—
General and administrative	14,066	15,588	12,906	11,707	11,293
Total costs and expenses	59,658	65,566	64,359	25,705	24,418
Loss from operations	(49,760)	(58,039)	(56,481)	(15,862)	(9,416)
Other (expense) income:
Interest income	513	406	277	165	165
Other (expense) income	(104)	(1)	548	—	—
Interest expense	(3,966)	(2,777)	(3,325)	(3,749)	(3,842)
Change in fair value of warrants (4)	—	—	—	717	771
Total other (expense) income	(3,557)	(2,372)	(2,500)	(2,867)	(2,906)
Net loss	$(53,317)	$(60,411)	$(58,981)	$(18,729)	$(12,322)
Net loss per common share (basic and diluted)	$(0.36)	$(0.45)	$(0.48)	$(0.22)	$(0.15)
Weighted average common shares (basic and diluted)	149,133	132,786	123,365	85,975	82,339

	(in thousands) As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$60,232	$44,485	$82,191	$50,539	$68,906
Working capital	50,192	34,654	74,743	42,148	53,607
Long-term investment—restricted	153	153	153	166	180
Total assets	73,798	57,752	94,965	62,614	80,591
Long-term obligations (5)	35,703	14,939	19,697	22,763	28,859
Accumulated deficit	(952,265)	(898,948)	(838,537)	(779,555)	(760,827)
Total stockholders’ equity	23,993	29,266	64,510	29,784	45,174

_______________________

(1)
During the years ended December 31, 2014 and 2013, we recognized $3.0 million and $10.0 million of revenue for cash payments that we earned during each of 2014 and 2013, respectively, under our June 2003 collaboration agreement with Genentech.

(2)
During the years ended December 31, 2017, 2016, 2015 and 2014, Genentech incurred expenses of $0.2 million, $0.5 million, $0.4 million and $0.2 million, respectively. Under our June 2003 collaboration agreement with Genentech, we are obligated to reimburse these expenses. We have recorded these amounts as contra-revenues, which have been net against research and development revenues for the respective years. During the year ended 2013, we recognized $0.7 million of research and development revenue for milestone payments that we earned under our November 2011 agreement with LLS.

(3)
During the years ended December 31, 2016 and 2015, we recognized in-process research and development charges of $18.0 million and $24.3 million, related to the amendment or upfront consideration under our Aurigene and Genentech IAP license agreements, each respectively.

(4)
During the years ended December 31, 2014 and 2013, we recorded non-cash charges related to a change in the fair value of our warrant liability, established in connection with our registered direct offering in January 2010. All of the outstanding warrants at December 31, 2014 expired, unexercised, on January 27, 2015 in accordance with the warrant terms.

(5)	Long-term obligations are comprised of the following:

	(in thousands) As of December 31,
	2017	2016	2015	2014	2013
Long-term debt, net	$35,669	$14,921	$19,558	$22,589	$27,945
Warrants	—	—	—	—	717
Deferred rent payments	34	18	139	174	197
Total long-term obligations	$35,703	$14,939	$19,697	$22,763	$28,859

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are CUDC-907, which we are currently in discussions with the FDA that we anticipate will facilitate our determination of the most appropriate regulatory path for which our Phase 2 study in patients with relapsed refractory DLBCL, including those with MYC alterations is ongoing, and for CA-170, for which we are currently conducting a Phase 1 study in patients with advanced solid tumors and lymphomas; and CA-4948, for which, in January 2018 we initiated a Phase 1 trial in patients with advanced non-Hodgkin lymphomas, including those with MYD88 alterations.
Our pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. We expect to file an IND application with the United States Food and Drug Administration, or FDA, for clinical testing of CA-327 in 2018. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene.
Further, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
Finally, we are also party to a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories. As of December 31, 2017, we have licensed three programs under the Aurigene collaboration and we licensed the fourth program in March 2018.
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of CUDC-907, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene in the near term.

Recent Developments

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act").  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax systems and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  We have recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Our Collaborations and License Agreements
Our current collaborations and license agreements are summarized as follows:
Aurigene
In January 2015, we entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds including the development candidate and products containing such compounds, anywhere in the world, except for India and Russia, which are territories retained by Aurigene.
In connection with the collaboration agreement, we issued to Aurigene 17,120,131 shares of our common stock, valued at $24.3 million at the time of issuance, in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 10,208,333 shares of our common stock, Aurigene waived $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, e.g. in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of December 31, 2017, we have exercised our option to license the following three programs under the collaboration:

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.

2.
PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of PDL1 and VISTA.

3.
PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.

In March 2018, we exercised the option to license a fourth program, which is an immuno-oncology program. For each option to license we exercise, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the United States, specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We have elected not to further exercise our exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene. We have, however, as provided in the agreement, elected to exercise our option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
Since January 2015, we have paid $14.5 million in research payments, option exercise fees and milestone payments to Aurigene, and have waived $15.5 million in milestones as part of the 2016 amendment.
For each of the IRAK4, PD1/VISTA,PD1/TIM3 programs, and the fourth program, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
We have agreed to pay Aurigene tiered royalties on our and our affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.
We have agreed to make certain payments to Aurigene upon our entry into sublicense agreements on any program(s), including:

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
We are eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, we have received $59.0 million to date. In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge. Pursuant to the terms of our collaboration agreement,

Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015. We recognized $9.8 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2017, and have recognized an aggregate of $37.9 million in royalty revenues since Erivedge was approved.
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
In March 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the us as sole equity member of Curis Royalty. As of December 31, 2017, Curis Royalty owed HealthCare Royalty a total of $41.9 million, which was comprised of principal and accrued interest. Curis Royalty has granted a first priority lien and security interest (excluding certain payments allocable to academic institutions) in all of its assets and all real, intangible, and personal property, including all of its right, title, and interest in and to the Erivedge royalty payments, which are servicing the outstanding debt and accrued interest to HealthCare Royalty, and will continue to do so until the debt is fully repaid. The loan constitutes an obligation of Curis Royalty, and is intended to be non-recourse to Curis, except that under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis. Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt is based on our estimate of the timing of amounts to be repaid. Accordingly, our estimate may not be indicative of when this loan would actually be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, any unpaid interest will be added to the principal on a quarterly basis. The length of the actual repayment period could vary materially to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as: the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance, or failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval.
As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which time the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge, or February 2022. Cost of royalty revenues were $0.5 million during the year ended December 31, 2017. As of December 31, 2017, we have paid an aggregate of $2.0 million to university licensors since Erivedge was approved.
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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $952.3 million as of December 31, 2017.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at December 31, 2017 should enable us to maintain our planned operations into the second half of 2019. For a further discussion of our liquidity and funding requirements, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907, CA-170 and CA-4948 as well as for such clinical trials to generate favorable data;

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

Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into a $30 million debt transaction with BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors, at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive certain royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were first applied to pay: (i) escrow fees payable by us pursuant to an escrow agreement between us, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) our royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement with Genentech. Subsequent remaining amounts were applied first, to pay interest and second, principal on the loan. We remained entitled to receive any contingent payments upon achievement of clinical development objectives. There were no caps to the amounts Curis Royalty would be required to make to BioPharma-II. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.

In March 2017, we and Curis Royalty LLC, or Curis Royalty, entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety.

HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty.

The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior loan. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay: (i) escrow fees payable by us pursuant to an escrow agreement, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement, and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement. Subsequently, remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
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
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of December 31, 2017, the outstanding principal and interest due under the loan is $41.9 million.
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
Royalty Revenue.    Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtained marketing approval. However, Erivedge royalties we earn will service Curis Royalty’s debt to HealthCare Royalty.
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
We have recorded employee and director stock-based compensation expense of $5.4 million, $4.3 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We estimate that our stock-based compensation expense will increase in 2018 as we have granted, and expect that we may continue to grant options, in 2018 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2018 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.
We measure compensation cost for share-based compensation at fair value, including estimated forfeitures, and recognize the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we also elect to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience. If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2017, 2016 and 2015, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in 2017, 2016 and 2015.
Debt Classification
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we received from Genentech. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. In March 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the us as sole equity member of Curis Royalty.
The final maturity date of the HealthCare Royalty loan will be the earlier of such date as the principal is paid in full, or Curis Royalty’s rights to receive royalties under the collaboration agreement with Genentech terminate. At any time before the third anniversary of the closing date, Curis Royalty may, subject to certain limitations, prepay the outstanding principal of the loan in whole or in part, at a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through and including the third anniversary of the closing date. Thereafter, any voluntary prepayments during the following periods are to be made at the following prepayment prices (calculated as a percentage of the principal amount prepaid):

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
Because the repayment of the term loan is contingent upon the level of Erivedge royalties received, the short- and long-term debt classification is based on our best estimate of the timing of amounts to be repaid. The repayment term may be shortened or extended depending on the actual level of Erivedge royalties. In addition, if Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the principal on a quarterly basis. We currently estimate that the loan will be repaid in 2023. However, the actual repayment period could vary materially from our estimate to the extent that royalty payments Curis Royalty receives are lower than our current estimates, which could arise due to factors beyond our control, such as competitive factors, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. For example, pursuant to the terms of our collaboration agreement, Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech, subject to reduction under specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor sonidegib, developed by Novartis for the treatment of adults with locally advanced BCC. Accordingly, Genentech has reduced royalties on its net sales in the United States of Erivedge by 2%.
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
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2017, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2017	2016	2015	2017 v. 2016	2016 v. 2015

Revenues	$9,898	$7,527	7,878	31%	(4)%
Cost of royalty revenues	496	399	406	24%	(2)%
Research and development	45,096	31,590	26,699	43%	18%
In-process research and development	—	17,989	24,348	(100)%	(26)%
General and administrative	14,066	15,588	12,906	(10)%	21%
Total other expense, net	3,557	2,372	2,500	50%	(5)%
Net loss	$(53,317)	$(60,411)	$(58,981)	(12)%	2%
Revenues
Total revenues are summarized as follows

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2017	2016	2015	2017 v. 2016	2016 v. 2015
REVENUES:
Royalties	9,849	7,810	8,031	26%	(3)%
Research and development, net	49	(283)	(153)	(117)%	85%
Total revenues	$9,898	$7,527	$7,878	31%	(4)%
Total revenues increased by $2.4 million, or 31%, to $9.9 million for the year ended December 31, 2017 as compared to $7.5 million for the year ended December 31, 2016, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the current year as compared to the prior year period.
Total revenues decreased by $0.4 million, or 4%, to $7.5 million for the year ended December 31, 2016 as compared to $7.9 million for the year ended December 31, 2015, related primarily to a decrease in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the current year as compared to the prior year period.
Cost of Royalty Revenues.   Cost of royalty revenues increased by $0.1 million, to $0.5 million for the year ended December 31, 2017 as compared to $0.4 million for the year ended December 31, 2016. Cost of royalty revenues remained at $0.4 million for both the years ended December 31, 2016 and 2015. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Direct research and development expenses	$31,468	$20,740	$18,515	52%	12%
Employee-related expenses	11,752	9,035	6,437	30%	40%
Facilities, depreciation and other expenses	1,876	1,815	1,747	3%	4%
Total research and development expenses	$45,096	$31,590	$26,699	43%	18%
Our total research and development expenses increased by $13.5 million, or 43%, to $45.1 million for the year ended December 31, 2017, as compared to $31.6 million for the prior year. Direct research and development expenses increased $10.7 million for the year ended December 31, 2017 as compared to the prior year period, which was primarily due to two payments to Aurigene for $3.8 million each, for an exclusivity option which were paid in January 2017 and September 2017 as well as increased costs related to ongoing clinical activities for CA-170. These costs included increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trial. Employee-related expenses increased $2.7 million for the year ended December 31, 2017 as compared to the prior year period, which was primarily due to higher stock-based compensation expense and personnel costs.
Our total research and development expenses increased by $4.9 million, or 18%, to $31.6 million for the year ended December 31, 2016, as compared to $26.7 million for the year ended December 31, 2015. Direct research and development expenses increased $2.2 million for the year ended December 31, 2016 as compared to the prior year period, which was primarily the result of increased costs related to clinical activities for CUDC-907, including increased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trials, as well as costs for our Phase 2 trial, which was initiated in January 2016. The increase also includes $6.0 million of milestone payments and costs paid in 2016. Employee-related expenses increased $2.6 million for the year ended December 31, 2016 as compared to the prior year period, which was primarily due to additional headcount (a 35% increase from prior period).

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential payments upon achievement of certain milestones.

In-process Research and Development. For the year ended December 31, 2017, we did not recognize any in-process research and development expenses. We recorded in-process research and development expenses of $18.0 million for the year ended December 31, 2016, which represented the consideration we paid as part of our amendment to the collaboration agreement with Aurigene. We also recorded in-process research and development expenses of $24.3 million for the year ended December 31, 2015, which represents partial consideration for the rights granted to us in January 2015 under the collaboration agreement with Aurigene.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,			Percentage Increase/ (Decrease)
	2017	2016	2015	2017 v. 2016	2016 v. 2015
Personnel	$4,620	$4,374	3,707	6%	18%
Occupancy and depreciation	460	432	394	6%	10%
Legal services	2,055	2,969	2,196	(31)%	35%
Professional and consulting services	1,835	2,859	2,300	(36)%	24%
Insurance costs	404	392	366	3%	7%
Other general and administrative expenses	819	999	1,091	(18)%	(8)%
Stock-based compensation	3,873	3,563	2,852	9%	25%
Total general and administrative expenses	$14,066	$15,588	$12,906	(10)%	21%
General and administrative expenses decreased by $1.5 million, or 10%, during the year ended December 31, 2017 as compared to the prior year. The decrease in general administrative expense was driven primarily by lower legal, professional and consulting services and other administrative expenses, offset slightly by higher stock-based compensation for the period.
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
Other Expense (Income). For the years ended December 31, 2017, 2016 and 2015, interest expense was $4.0 million, $2.8 million and $3.3 million, respectively. The increase in interest expense in the current year was related to a higher principal balance Curis Royalty’s outstanding debt with HealthCare Royalty, which was refinanced in the first quarter of 2017. For the years ended December 31, 2017, 2016 and 2015, interest income was $0.5 million, $0.4 million and $0.3 million, respectively.
Net Loss Applicable to Common Stockholders
As a result of the foregoing, we incurred a net loss applicable to common stockholders of $53.3 million for the year ended December 31, 2017, $60.4 million for the year ended December 31, 2016 and $59.0 million for the year ended December 31, 2015.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights.
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
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement, if any, may be sold and issued pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. As of December 31, 2017, we have sold an aggregate of 2,103,981 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to us. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech is terminated.
In March 2017, we and our wholly-owned subsidiary Curis Royalty, entered into a credit agreement with HealthCare Royalty for the purpose of refinancing our and Curis Royalty’s existing royalty financing arrangement with BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety. Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The residual proceeds of the loan were distributed to us as sole equity member of Curis Royalty.
Payments to BioPharma-II and HealthCare Royalty for the year ended December 31, 2017 totaled $8.9 million, of which $5.0 million has been applied to the principal, and the remainder satisfying interest obligations. As of December 31, 2017, Curis Royalty owed a total of $41.9 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty, subject to specified quarterly caps. Erivedge royalty revenues will continue to be used to repay Curis Royalty’s outstanding principal and interest under the loan due to HealthCare Royalty. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge following repayment of the loan. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech through February 2022.
At December 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $60.2 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $48.4 million during the year ended December 31, 2017 was primarily the result of our net loss for the period of $53.3 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs, and depreciation, totaling $5.7 million. Accounts payable and accrued liabilities decreased $0.4 million, accounts receivable increased $0.6 million related to an increase in fourth quarter Erivedge royalties, and prepaid assets increased $0.3 million.

Net cash used in operating activities of $35.8 million during the year ended December 31, 2016 was primarily the result of our net loss for the period of $60.4 million, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, non-cash interest expense and depreciation totaling $22.7 million. Accounts payable and accrued liabilities increased $2.3 million, accounts receivable increased $0.4 million related to an increase in Erivedge royalties and prepaid assets increased $0.1 million.

Net cash used in operating activities was $29.9 million during the year ended December 31, 2015, primarily the result of our net loss for the period of $59.0 million, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, changes in the fair value of our warrant liability, non-cash interest expense and depreciation which totaled $28.2 million. Accounts payable and accrued liabilities increased $1.8 million, which includes the accrual of $1.0 million in supplemental research and development funding under our Aurigene collaboration and an increase in clinical accruals related to our ongoing trials. In addition, accounts receivable increased $0.1 million related to an increase in Erivedge royalties and prepaid assets increased $0.7 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our existing programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $3.6 million, provided cash of $30.1 million and used cash of $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods. The higher purchases of investments during the years ended December 31, 2017 and December 31, 2015 resulted from the reinvestment of the net proceeds received from the public offering of our common stock.
Financing activities provided cash of $64.2 million for the year ended December 31, 2017. We received $26.6 million in net proceeds from our loan with HealthCare Royalty, $41.5 million in net proceeds from our underwritten public offering of common stock and at-the-market sales pursuant to our sales agreement with Cowen and $1.1 million from the exercise of stock options and purchases under our employee stock purchase plan during the same period. These proceeds were offset by the principal payments on Curis Royalty’s loan with BioPharma-II and HealthCare Royalty of $5.0 million.
Financing activities used cash of $1.4 million for the year ended December 31, 2016 as a result of principal payments on Curis Royalty’s loan with BioPharma-II of $4.3 million. These payments were offset by $2.9 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan during the same period.
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
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $952.3 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-4948, CA-327 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at December 31, 2017 should enable us to maintain our planned operations into the second half of 2019. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and it may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We have elected not to further exercise our exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene. We have, however, as provided in the agreement, elected to exercise our option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program both of the licensed programs currently in clinical trials.
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
Contractual Obligations
As of December 31, 2017 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement (1)	$56,390	$9,671	$20,673	$22,567	$3,479
Operating lease obligations (2)	2,104	935	1,169	—	—
Outside service obligations (3)	969	636	333	—	—
Licensing obligations (4)	347	300	47	—	—
Total future obligations	$59,810	$11,542	$22,222	$22,567	$3,479

(1)
As of December 31, 2017, the outstanding balance, including interest, on the debt was $41.9 million. The above amounts reflect management’s estimates as of December 31, 2017 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with HealthCare Royalty, and assumptions about potential future Erivedge royalties. If future royalties are lower or higher than these assumptions, the repayment period will increase or decrease, respectively, and related debt payments will fluctuate accordingly.

(2)
We are party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010, and, pursuant to a second amendment to the lease agreement on November 1, 2017, it will expire on February 29, 2020. The total remaining cash obligation for the base rent over the second amended term of the lease agreement is approximately $2.1 million. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments as defined in the agreement.

(3)
Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2017. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(4)
Licensing obligations include only obligations that are known to us as of December 31, 2017. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. These future obligations, including those related to Aurigene, Genentech, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations and License Agreements” section.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2017.
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

Our current cash balances in excess of operating requirements are invested in cash equivalents, short-term marketable securities, which consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, and government obligations with an average maturity of less than one year, and long-term investments. All marketable securities and long-term investments are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. This objective may be adversely affected by a sometimes-volatile business environment and continued unpredictable and unstable market conditions.
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities or long-term investments since December 31, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund planned future operations. Management’s plans in regard to this matter are described in Note 1.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 8, 2018

We have served as the Company's auditor since 2002.

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$38,288	$26,038
Investments	21,944	18,447
Accounts receivable	3,073	2,459
Prepaid expenses and other current assets	989	1,257
Total current assets	64,294	48,201
Property and equipment, net	366	413
Long-term investment—restricted	153	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$73,798	$57,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,423	$5,883
Accrued liabilities	2,793	2,725
Current portion of long-term debt, net	5,886	4,939
Total current liabilities	14,102	13,547
Long-term debt, net	35,669	14,921
Other long-term liabilities	34	18
Total liabilities	49,805	28,486
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized at December 31, 2017 and 2016, respectively; 165,379,967 shares issued and 164,157,121 shares outstanding at December 31, 2017, respectively; 142,346,871 shares issued and 141,124,025 shares outstanding at December 31, 2016	1,654	1,423
Additional paid-in capital	976,130	928,319
Treasury stock (at cost, 1,222,846 shares at December 31, 2017 and 2016, respectively)	(1,524)	(1,524)
Accumulated deficit	(952,265)	(898,948)
Accumulated other comprehensive loss	(2)	(4)
Total stockholders’ equity	23,993	29,266
Total liabilities and stockholders’ equity	$73,798	$57,752

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Royalties	$9,849	$7,810	$8,031
Research and development, net	49	(283)	(153)
Total revenues	9,898	7,527	7,878
Costs and Expenses:
Cost of royalties	496	399	406
Research and development	45,096	31,590	26,699
In-process research and development	—	17,989	24,348
General and administrative	14,066	15,588	12,906
Total costs and expenses	59,658	65,566	64,359
Loss from operations	(49,760)	(58,039)	(56,481)
Other (Expense) Income:
Interest income	513	406	277
Other (expense) income	(104)	(1)	548
Interest expense	(3,966)	(2,777)	(3,325)
Total other expense, net	(3,557)	(2,372)	(2,500)
Net loss	$(53,317)	$(60,411)	$(58,981)
Net Loss per Common Share (Basic and Diluted)	$(0.36)	$(0.45)	$(0.48)
Weighted Average Common Shares (Basic and Diluted)	149,133,466	132,785,687	123,365,195
Net Loss	$(53,317)	$(60,411)	$(58,981)
Other comprehensive gain/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	2	(32)	39
Comprehensive loss	$(53,315)	$(60,443)	$(58,942)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	87,253,657	$873	$810,001	$(1,524)	$(779,556)	$(11)	$29,783
Issuances of common pursuant to sales of shares in the Company’s public offering (see Note 11(b)), net of $4,381 in issuance costs	25,090,908	251	64,369	—	—	—	64,620
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	17,120,131	171	23,797	—	—	—	23,968
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	748,528	7	1,199	—	—	—	1,206
Recognition of employee stock-based compensation	—	—	3,582	—	—	—	3,582
Non-employee stock-based compensation expense, including mark-to-market	—	—	293	—	—	—	293
Other comprehensive loss	—	—	—	—	—	39	39
Net loss	—	—	—	—	(58,981)	—	(58,981)
December 31, 2015	130,213,224	1,302	903,241	(1,524)	(838,537)	28	64,510
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	10,208,333	102	17,865	—	—	—	17,967
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	1,925,314	19	2,888	—	—	—	2,907
Recognition of employee stock-based compensation	—	—	4,294	—	—	—	4,294
Non-employee stock-based compensation expense, including mark-to-market	—	—	31	—	—	—	31
Other comprehensive loss	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	(60,411)	—	(60,411)
December 31, 2016	142,346,871	1,423	928,319	(1,524)	(898,948)	(4)	29,266
Issuances of common pursuant to sales of shares in the Company’s public offering, net of $0.3 million of issuance costs	20,000,000	200	35,131	—	—	—	35,331
Issuances of common pursuant to sales of shares from the Company’s ATM, net of $0.2 million of commissions	2,103,981	21	6,194	—	—	—	6,215
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	953,501	10	1,169	—	—	—	1,179
Exercise of stock options settled in shares	(24,386)	—	(42)	—	—	—	(42)
Recognition of employee stock-based compensation	—	—	5,365	—	—	—	5,365
Non-employee stock-based compensation expense, including mark-to-market	—	—	(6)	—	—	—	(6)
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	—	(53,317)	—	(53,317)
Balance, December 31, 2017	165,379,967	$1,654	$976,130	$(1,524)	$(952,265)	$(2)	$23,993
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(53,317)	$(60,411)	$(58,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	193	161
Stock-based compensation expense	5,359	4,325	3,875
Issuance of common stock in consideration for rights granted under the Aurigene collaboration agreement (see Note 3(b))	—	17,989	23,968
Amortization of debt issuance costs	144	48	56
Non-cash interest (income)/expense	(53)	168	149
Gain on sale of fixed assets	—	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	(614)	(353)	(145)
Prepaid expenses and other assets	267	(85)	(726)
Accounts payable and accrued and other liabilities	(376)	2,315	1,774
Total adjustments	4,962	24,600	29,090
Net cash used in operating activities	(48,355)	(35,811)	(29,891)
Cash Flows from Investing Activities:
Purchases of investments	(51,121)	(57,639)	(123,240)
Sales/maturities of investments	47,679	88,092	116,822
Decrease in restricted cash/investments	—	—	14
Expenditures for property and equipment	(188)	(329)	(48)
Proceeds from sale of fixed assets	—	—	24
Net cash (used in)/provided by investing activities	(3,630)	30,124	(6,428)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 11)	41,546	—	64,620
Proceeds from issuance of common stock under the Company’s share-based compensation plans	1,138	2,907	1,206
Proceeds from new credit agreement with HealthCare Royalty	45,000	—	—
Payment of debt issuance costs	(192)	—	—
Payment on termination of former credit agreement with BioPharma	(18,303)	—	—
Payments made on Curis Royalty’s debt	(4,954)	(4,273)	(4,163)
Net cash provided by/(used in) financing activities	64,235	(1,366)	61,663
Net increase/(decrease) in cash and cash equivalents	12,250	(7,053)	25,344
Cash and cash equivalents, beginning of period	26,038	33,091	7,747
Cash and cash equivalents, end of period	$38,288	$26,038	$33,091
Supplemental cash flow data:
Cash paid for interest	$3,942	$2,787	$3,303
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Nature of Business
Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates for the treatment of human cancers. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CUDC-907, which is being investigated in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma and solid tumors, and CA-170, for which it is currently conducting a Phase 1 study in patients with advanced solid tumors and lymphomas, and CA-4948, for which, in January 2018 it initiated a Phase 1 trial in patients with advanced non-Hodgkin lymphomas, including those with MYD88 alterations. The Company’s pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. The Company expects to file an IND application with the FDA for clinical testing of CA-327 in 2018. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene. In September 2016, the Company entered into an amendment to this agreement, pursuant to which Aurigene received 10,208,333 shares of the Company's common stock in lieu of receiving up to $24.5 million of milestone and other payments from Curis (see Note 3(b)).
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, programmed death ligand-1 (PDL1) and V domain Ig suppressor of T-cell activation (VISTA), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, we exercised the option to license a fourth program, which is an immuno-oncology program.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its credit agreement with HealthCare Royalty Partners III, L.P, a Delaware limited partnership managed by HealthCare Royalty Management, LLC, or HealthCare Royalty; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; dependence on key personnel; the Company’s ability to comply with regulatory requirements; and the Company’s ability to execute on its overall business strategies.
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

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2017, the Company had an accumulated deficit of approximately $952.3 million. The Company anticipates that its $60.2 million of existing cash, cash equivalents and investments at December 31, 2017 should enable it to maintain its planned operations for at least the next twelve months from the issuance date of the financial statements. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.

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
The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Curis Royalty (see Note 9) and Curis Securities Corporation, Inc. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2017, 2016 and 2015.

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

Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. Royalty revenue is recognized upon the sale of the related products based on contractual terms, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, it expects to attribute the royalty payments to the services being provided under the arrangement and therefore to recognize such royalty payments as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above. The Company expects to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Notes 3(a) and 9). However, Erivedge royalties will service Curis Royalty’s debt until this debt is repaid in full (see Note 9).
Summary
During the years ended December 31, 2017, 2016 and 2015, total gross revenues are 100% from the Company’s collaboration with Genentech.

(d)	RESEARCH AND DEVELOPMENT
Research and development expense consists of costs incurred to discover, research and develop drug candidates. These expenses primarily include: (1) salaries and related expenses for personnel including stock-based compensation expense; (2) outside service costs, including clinical research organizations and contract manufacturing costs, among others; (3) sublicense payments; and (4) the costs of supplies and reagents, consulting, and occupancy and depreciation charges. For the year ended December 31, 2017, the Company did not recognize any in-process research and development expenses. The Company incurred in-process research and development expenses of $18.0 million during the year ended December 31, 2016 representing the value of common stock issued to Aurigene pursuant to the September 2016 amendment to the collaboration and $24.3 million during the year ended December 31, 2015 representing partial consideration for the rights granted to the Company under the original collaboration agreement with Aurigene in January 2015 (see Note 3(b)). The Company expenses research and development costs as they are incurred.
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
Long-lived assets other than goodwill consist of property and equipment. The aggregate net balances for these long-lived assets were $0.4 million and $0.4 million as of December 31, 2017 and 2016, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any impairment charges for the years ended December 31, 2017, 2016 or 2015.

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
As of both December 31, 2017 and 2016, the Company had recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2017, 2016 and 2015, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2017, 2016 and 2015.

(i)	TREASURY STOCK
On May 31, 2002, the Company announced that its Board of Directors had approved the repurchase of up to $3.0 million of the Company’s common stock. The Company accounted for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 1,047,707 shares of its common stock at a cost of $0.9 million pursuant to this repurchase program.
Each of the Company’s now-expired 2000 Stock Incentive Plan and the current Amended and Restated 2010 Stock Incentive Plan generally allow participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on the Nasdaq Global Market, or NASDAQ, on the date of exercise. On certain instances in the past, the Company has accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. As of December 31, 2017, the Company had repurchased an aggregate of 1,222,846 shares of its common stock at a total cost of $1.5 million.

(j)	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2017, 2016 and 2015 consisted of the following

	For the Year Ended December 31,
	2017	2016	2015
Stock options outstanding	16,034,181	13,752,157	13,290,844
Total antidilutive securities	16,034,181	13,752,157	13,290,844

(k)	STOCK-BASED COMPENSATION
The Company records stock-based compensation in accordance with FASB Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

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
The Company’s accounts receivable at December 31, 2017 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third parties to supply certain raw materials necessary to produce its drug candidates, including CUDC-907, CA-170, CA-4948 and CA-327, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(n)	COMPREHENSIVE LOSS
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

(o)	NEW ACCOUNTING PRONOUNCEMENTS
In September 2017, the FASB issued ASU 2017-13, which further clarified ASU 2016-02 issued in February 2016, Leases. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under Codification Topic 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption was permitted for interim or annual reporting periods beginning after January 1, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is now permitted for interim or annual reporting periods that began after January 1, 2017. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which helps to clarify the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Codification Topic 230, Statement of Cash Flows, by addressing eight specific cash flow issues. The standard became effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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

In May 2014, the FASB issued new revenue recognition guidance in ASC 606, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 and 2017-14 all of which are further clarifying amendments to ASU 2014-09.This new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company plans to use the modified retrospective method for its adoption. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The guidance is anticipated to be effective for the Company as of January 1, 2018. The Company has evaluated the potential impact that ASU 2014-09 may have on the financial position and results of operations and expects the adoption of this guidance to have no material impact on its consolidated financial statements.

(p)	SEGMENT REPORTING
The Company is engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, the Company has determined that it operates in one operating segment.

(3)	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2017.
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
In November 2012, the Company formed a wholly owned subsidiary, Curis Royalty, to receive a $30.0 million loan, at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II (see Note 9). In connection with the loan, the Company transferred to Curis Royalty its right to receive royalty and royalty-related payments that it receives from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to Company to be repaid using the royalty and royalty-related payments from Genentech.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty.
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
As a result of its licensing agreements with various universities, the Company is obligated to make payments to these university licensors when certain non-royalty payments are received from Genentech. Through December 31, 2017, the Company has incurred aggregate research and development expenses over the term of this collaboration of $4.4 million related to payments made to these university licensors in connection with the Company’s receipt of cash payments from Genentech for research, development and regulatory objectives achieved related to such university licensing agreements.
The Company recognized $9.8 million, $7.8 million and $8.0 million in royalty revenue under the Genentech collaboration during the year ended December 31, 2017, 2016 and 2015, respectively. The Company also recorded $0.5 million, $0.4 million and $0.4 million, respectively, as cost of royalty revenues within the costs and expenses section of its consolidated statements of operations and comprehensive loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease to 5% of royalties on expiration of the patent in April 2019), that the Company is obligated to pay to university licensors.
During the years ended December 31, 2017, 2016 and 2015, the Company also recognized “research and development” revenue of $0.2 million, $0.2 million and $0.3 million, respectively, related to expenses incurred on behalf of Genentech that were incurred by the Company and for which Genentech is obligated to reimburse the Company. During the years ended December 31, 2017 and 2016, Genentech incurred expenses of $0.2 million and $0.5 million, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 605-45 are met.
The Company had recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2017 and 2016, of $3.0 million and $2.5 million, as of December 31, 2017 and 2016, respectively, in “accounts receivable” in the Company’s current assets section of its consolidated balance sheets.

(b)	Aurigene
In January 2015, the Company entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene.
During 2015, the Company exercised options to license the first two programs under this collaboration, resulting in an aggregate one-time payment of $6.0 million (satisfying the $3.0 million option exercise fee for each program) by the Company to Aurigene. Effective October 2015, the Company agreed to make additional payments to Aurigene totaling up to $2.0 million for supplemental research, development and/or manufacturing activities in support of these two programs. The Company incurred and recognized $1.0 million of such costs in 2015, which was paid in 2016. The remaining $1.0 million was incurred and recognized and paid in 2016. All payments have been recorded within research and development expense in the Company's Consolidated Statement of Operations and Comprehensive Loss.
Also in 2015, the Company selected a preclinical program for potential further development within the immuno-oncology part of the collaboration resulting in a one-time payment of $2.0 million. In October 2016, the Company licensed the program and designated CA-327 as the development candidate as described in Note 1, resulting in a one-time payment of $1.5 million.

In connection with the collaboration agreement, the Company issued to Aurigene 17,120,131 shares of its common stock valued at $24.3 million at the time of issuance in partial consideration for the rights granted to the Company under the collaboration agreement. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 10,208,333 shares of its common stock, Aurigene waived $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, e.g. in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of December 31, 2017, the Company has exercised its option to license the following three programs under the collaboration:

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.

2.
PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of PDL1 and VISTA.

3.
PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.

In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program. For each option to license (as described above) exercised by the Company, the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the United States, specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option fee in 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in 2017. The Company has elected not to further exercise its exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, Curis is no longer operating under broad immuno-oncology exclusivity with Aurigene. The Company has, however, as provided in the agreement, elected to exercise its option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
Since January 2015, Curis has paid $14.5 million in research payments, option exercise fees and milestone payments to Aurigene, and have waived $15.5 million in milestone payments as part of the 2016 amendment.
For each of the IRAK4, PD1/VISTA,PD1/TIM3 programs, and the fourth program: Curis has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
Under the terms of the amendment, the value of common stock issued to Aurigene equaled $18.0 million based on the closing share price of the Company’s common stock of $1.76 per share on September 6, 2016, which was the last closing price prior to execution of the amendment. As a result, the Company recognized in-process research and development expense of $18.0 million within its consolidated statement of operations and comprehensive loss for the year ended December 31, 2016 in recognition of the fact that any compounds that have been and may be licensed from Aurigene are in clinical or preclinical development and will require substantial development, regulatory and marketing approval efforts in order to reach technological feasibility.

In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product, under which it has made cash payments to Aurigene totaling $0.8 million.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2017 and 2016 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2017 and 2016.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2017
Cash equivalents:
Money market funds	$35,308	$—	$—	$35,308
Municipal bonds	—	260	—	260
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	21,944	—	21,944
Total assets at fair value	$35,308	$22,204	$—	$57,512

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2016
Cash equivalents:
Money market funds	$24,542	$—	$—	$24,542
Municipal bonds	—	330	—	330
Short- and long-term investments:
Corporate commercial paper, stock, bonds and notes	—	18,447	—	18,447
Total assets at fair value	$24,542	$18,777	$—	$43,319

(5)	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$21,946	$—	$(2)	$21,944
Total investments	$21,946	$—	$(2)	$21,944
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.2 years at December 31, 2017.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2016 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$18,451	$2	$(6)	$18,447
Total investments	$18,451	$2	$(6)	$18,447
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.2 years at December 31, 2016.
At December 31, 2017, Curis held one debt security that had been in an unrealized loss position for less than 12 months. The fair value of this security was $1.5 million at December 31, 2017. Curis held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and it considered the decline in market value for the one debt security as of December 31, 2017 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell this security, and does not intend to sell this security before the recovery of its amortized cost bases, which recovery is expected within the next 12 months. Based on the Company's analysis, it does not consider this investment to be other-than-temporarily impaired as of December 31, 2017.

(6)	Stock Plans and Stock Based Compensation
As of December 31, 2017, the Company had two shareholder-approved, share-based compensation plans: (i) the Second Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in April and approved by shareholders in June 2017 and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017. In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms, and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms.
The Second Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 19,000,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2017, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date. As of December 31, 2017, 5,502,567 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2017, the Company’s board of directors granted options to purchase 4,629,000 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
During the year ended December 31, 2017, the Company’s board of directors also granted options to its non-employee directors to purchase 840,000 shares of common stock under the 2010 Plan. Of these options, 840,000 will vest and become exercisable in equal monthly installments over a period of one year from the date of grant. All options issued to non-employee directors are exercisable at a price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the grant dates.
Nonstatutory Inducement Grants
For certain new employees we issued options as an inducement equity award under NASDAQ Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2017, the Company’s board of directors granted inducement equity awards of 644,000 shares of common stock. These options were granted at a weighted average exercise price of $2.61, which is based on the closing market price of the Company’s common stock on the NASDAQ Global Market on the grant date.
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

	For the Year Ended December 31,
	2017	2016	2015
Expected term (years)—Employees	5.5	6.0	6.0
Expected term (years)—Officers	5.5	7.0	7.0
Expected term (years)—Directors	6.3	7.0	7.0
Risk-free interest rate	2.0-2.1%	1.4-1.9%	1.5-1.9%
Expected volatility	63-64%	63-70%	68-70%
Expected dividend yield	None	None	None
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
A summary of stock option activity under the Second Amended and Restated 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan, and Nonstatutory Inducement Grants is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	13,752,157	$2.30
Granted	6,113,000	2.51
Exercised	(780,135)	1.36
Canceled	(3,050,841)	2.33
Outstanding, December 31, 2017	16,034,181	$2.42	6.57	$—
Exercisable at December 31, 2017	8,771,728	$2.54	4.92	$—
Vested and unvested expected to vest	15,498,301	$2.42	6.49	$—
At December 31, 2017, the weighted average grant-date fair values of stock options granted with standard vesting terms during the years ended December 31, 2017, 2016 and 2015 were $1.43, $1.11 and $1.71 per share of common stock underlying such stock options, respectively. As of December 31, 2017, there was approximately $7.4 million, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.5 years. The intrinsic value of employee stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $1.0 million, $2.1 million and $0.8 million, respectively.
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
Based on the above, the Monte Carlo simulation models calculated an aggregate fair value of $0.9 million, excluding forfeitures, related to these grants that are being recognized on a straight-line basis over the estimated vesting periods of the separate tranches. These awards accounted for an immaterial amount of the employee stock-based compensation expense recorded by the Company for the year ended December 31, 2016, with no expense recognized for the year ended December 31, 2017. As of December 31, 2017, all of the options with market conditions had been canceled.
Second Amended and Restated 2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 10,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase period per year with no defined enrollment period. As of December 31, 2017, 647,542 shares were issued under the ESPP, of which 173,366 were issued during 2017. As of December 31, 2017, there were 9,352,458 shares available for future purchase under the ESPP.
For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2017	2016	2015
Compensation expense recognized under ESPP	$268	$48	$30
Expected term	6-24 months	6 months	6 months
Risk-free interest rate	1.1-1.8%	0.4-0.7%	0.06-0.5%
Volatility	65-76%	64-78%	55-78%
Dividends	None	None	None
Employee Stock-Based Compensation Expense
Stock-based compensation for employee and director stock option grants for the years ended December 31, 2017, 2016 and 2015 of $5.4 million, $4.3 million and $3.6 million, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $3.6 million and $2.7 million, respectively.
Total Stock-Based Compensation Expense
For the years ended December 31, 2017, 2016 and 2015, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2017	2016	2015
Research and development expenses	$1,486	$762	$1,023
General and administrative expenses	3,873	3,563	2,852
Total stock-based compensation expense	$5,359	$4,325	$3,875
No income tax benefits have been recorded for the years ended December 31, 2017, 2016 or 2015, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 12).

(7)	Property and Equipment, net
Property and equipment consist of the following:

	December 31,
	2017	2016
Laboratory equipment, computers and software	$1,736	$1,624
Leasehold improvements	185	185
Office furniture and equipment	354	371
	2,275	2,180
Less—Accumulated depreciation and amortization	(1,909)	(1,767)
Total	$366	$413
The Company recorded depreciation and amortization expense of $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company identified certain of its fully depreciated assets no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(8)	Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2017	2016
Accrued compensation	$2,187	$2,026
Professional fees	148	157
Accrued interest on debt (see Note 9)	193	194
Other	265	348
Total	$2,793	$2,725

(9)	Debt

(a)	BioPharma-II
In December 2012, Curis’ wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 3(a)). The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its rights, title and interest in and to the royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to Curis. Under the terms of the loan, quarterly royalty payments received by Curis Royalty from Genentech were applied in the following order: to pay (i) escrow fees payable by Curis pursuant to an escrow agreement between Curis, Curis Royalty, BioPharma-II and Boston Private Bank and Trust Company, (ii) Curis’ royalty obligations to university licensors, (iii) certain expenses incurred by BioPharma-II in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by Curis enforcing its right to indemnification under the collaboration agreement with Genentech. Remaining amounts were applied first to pay interest and second, to pay the principal on the loan. Curis remained entitled to receive any contingent payments upon achievement of clinical development objectives. Curis Royalty retained its right to royalty payments related to sales of Erivedge following repayment of the loan.
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company could not estimate when the loan would be repaid as repayment was impacted by numerous factors, all of which are beyond the Company’s control. The repayment term may have been shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would have been added to the principal on a quarterly basis. The length of the actual repayment period could have varied materially to the extent that the royalty payments Curis Royalty receives were lower than the Company’s current estimates, which could have arisen due to factors beyond the Company’s control, such as the sale of competing products that result in a lowering of the royalty rates that Curis Royalty is entitled to receive, decreased market acceptance or a failure by Genentech and/or Roche to successfully commercialize Erivedge in territories where it has received regulatory approval. At any time after January 1, 2017, Curis Royalty may have, subject to certain limitations, prepaid the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The obligations of Curis Royalty under the credit agreement to repay the loan may have been accelerated upon the occurrence of an event of default as defined in the credit agreement.

(b)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement with BioPharma-II, referred to herein as the prior loan, with BioPharma-II. On March 22, 2017, the Biopharma-II loan was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to Curis as sole equity holder of Curis Royalty.
The loan from HealthCare Royalty will be repaid from certain Erivedge royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty in 2012. Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech will first be applied to pay: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.

(c)	Respective Debt Payments to BioPharma-II and HealthCare Royalty Partners III
During the years ended December 31, 2017 and 2016, Curis Royalty made payments totaling $8.9 million and $7.1 million, respectively, of which $5.0 million and $4.3 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of December 31, 2017, the Company recorded short- and long-term debt of $5.9 million and $35.7 million, respectively, and at December 31, 2016, the Company recorded short- and long-term debt of $4.9 million and $14.9 million, respectively, related to the loan, with such amounts recorded within the Company’s consolidated balance sheets.
Curis Royalty is currently entitled to a royalty that escalates from 5% to 7.5% based on worldwide annual net sales of Erivedge ranging from less than $150.0 million to over $600.0 million. The royalty rate applicable to Erivedge may be decreased by 2% (such that the applicable royalty rate will range from 3% to 5.5%) in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved Hedgehog signaling pathway inhibitor sonidegib, then marketed by Novartis (and now Sun Pharmaceuticals, Inc.), for use in locally advanced BCC. Genentech has advised us that Novartis recorded sales of sonidegib in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech began reducing royalties on its net sales in the U.S. of Erivedge during the fourth quarter of 2015.

At December 31, 2017, the fair value of the principal portion of the debt is estimated as $41.2 million. Due to the assumptions required to estimate future Erivedge royalties, the expected repayment period, and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
For the year ended December 31, 2017, the Company incurred debt issuance costs totaling $0.2 million in connection with the HealthCare Royalty transaction, all of which were incurred directly by the Company. For the year ended December 31, 2016, the Company incurred debt issuance costs totaling $0.4 million in connection with the BioPharma-II loan transaction, of which $0.2 million related to expenses that the Company paid on behalf of BioPharma-II and the remaining $0.2 million were incurred directly by the Company. All debt issuance costs incurred directly by the Company were recorded as contra-debt, which were direct deductions from the carrying amount of the related debt liability in the Company’s condensed consolidated balance sheets as of December 31, 2017 and 2016 as detailed in the following table:

	As of December 31,
	2017	2016
Debt, current	5,919	4,987
Debt issue costs, current	(33)	(48)
Debt, current portion net of issuance costs	$5,886	$4,939
Debt, long-term	35,802	14,992
Debt issue costs, long-term	(133)	(71)
Debt, net of current portion and issuance costs	$35,669	$14,921
All issuance costs are being amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest expense related to the loans with BioPharma-II and HealthCare Royalty of $3.9 million, $2.8 million and $3.3 million within the Company’s Consolidated Statement of Operations, comprised of interest accrued on the outstanding principal of the loan and amortization of debt issuance costs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. In addition, the Company recorded related accrued interest on the debt of $0.2 million and $0.2 million as of December 31, 2017 and 2016, respectively, with such amounts included in the Company’s accrued liabilities section of its consolidated balance sheets.
Future payments of principal on the loan will require application of these same assumptions and will be used to estimate short- and long-term classification of the debt within the Company’s consolidated balance sheets, and these assumptions include a reduction in the Company’s forecasted royalties related to a competing product for the expected repayment term.
At December 31, 2017, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2018	$5,919
2019	6,923
2020	8,133
2021	9,438
2022	10,992
Thereafter	316
Total payments	41,721
Less current portion, gross	(5,919)
Total long-term debt obligations, gross	$35,802

(10)	Commitments

(a)	OPERATING LEASES
The Company is party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company leases 24,529 square feet of property that is used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts.
The term of the 4 Maguire Road lease agreement commenced on December 1, 2010, and was set to expire in February 2018. The Company had the option to extend the term for one additional five-year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension. On November 1, 2017, the Company entered into a second amendment to the lease agreement pursuant to which the Company agreed to extend the lease for an additional two-year period. The term of the lease amendment commences on March 1, 2018, and expires on February 29, 2020. The amendment provides for no option to extend the term beyond the two-year period, nor does it provide an option for early termination of the lease.
The total cash obligations for the base rent over the initial term of the lease agreement and the extended term of the lease agreement were approximately $4.4 million and $2.0 million, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during 2017 and 2016, respectively, in accordance with the terms of the lease. These amounts have been classified as the restricted investments in the Company’s Consolidated Balance Sheet as of December 31, 2017 and 2016.
The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2018	935
2019	1,001
2020	168
Total minimum payments	$2,104
Rent expense for all operating leases was $0.7 million for the year ended December 31, 2017 and $0.6 million for each of the years ended December 31, 2016 and 2015, respectively. The related deferred rent is included in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2017 and 2016.

(b)	LICENSE AGREEMENTS
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company incurred license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015, of $7.5 million, $5.5 million and $9.8 million, respectively. Of the aggregate amount recognized for the year ended December 31, 2017, $7.5 million related to payments the Company made pursuant to its Aurigene collaboration (see Note 3(b)). For the years ended December 31, 2017, 2016 and 2015, the Company also recognized $0.5 million, $0.4 million and $0.4 million as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 3(a)).
During the year ended December 31, 2016 and 2015, pursuant to the amendment and original collaboration agreement with Aurigene, the Company also recognized expense of $18.0 million and $24.3 million, respectively, related to partial consideration for the rights granted to the Company under the amendment to the collaboration agreement and the original collaboration agreement within the in-process research and development expense line item of the consolidated statements of operations and comprehensive loss (see Note 3(b)).

(11)	Common Stock

(a)	2017 Public Offering of Common Stock
On September 18, 2017, the Company entered into an underwriting agreement with Robert W. Baird & Co., Incorporated, or Baird, as underwriter, pursuant to which the Company sold and issued 20,000,000 shares of the Company’s common stock. The underwriter agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $1.78, per share, offering price to the public was $1.85 per share. Under the terms of the underwriting agreement, the Company also granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 3,000,000 shares of common stock at the public offering price per share less underwriting discounts and commissions. The underwriter's option was not exercised. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. The Company incurred offering expenses of $0.3 million related to this transaction.

(b)	2015 Public Offering of Common Stock
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

(c)	2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement, if any, may be sold and issued pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The Company sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million during the year ended December 31, 2017.

(12)	Income Taxes
For the years ended December 31, 2017, 2016 and 2015, the Company did not record any federal or state income tax expense given its continued operating losses.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act").  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax systems and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Reform Act, the Company revalued its ending deferred tax assets and liabilities at December 31, 2017. This revaluation resulted in a reduction to the Company’s deferred tax asset of $55.6 million. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the remeasurement was recognized in the Company's consolidated statement of income for the year ended December 31, 2017.  However, the reduction of the U.S. federal corporate tax rate from the maximum 35% to 21% resulted in increases to the amounts reflected “Change in valuation allowance” and “Deferred rate change” captions for the year ended December 31, 2017 in the Company’s tax reconciliation table below compared to those amounts disclosed for the year ended December 31, 2016.  The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table below.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	For the Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.4%	5.0%	5.1%
Research and development tax credits	2.7%	1.3%	1.4%
Orphan drug tax credits	10.9%	10.5%	—%
Deferred compensation	(0.8)%	(0.5)%	(0.4)%
Interest expense	(0.5)%	(0.4)%	(0.5)%
Deferred rate change	(104.4)%	—%	—%
Permanent adjustments and other	(5.2)%	(0.2)%	0.1%
Change in valuation allowance	58.9%	(49.7)%	(39.7)%
Effective income tax rate	—	—	—
The principle components of the Company’s deferred tax assets at December 31, 2017 and 2016, respectively, are as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
NOL carryforwards	$63,688	$92,012
Research and development tax credit carryforwards	15,340	13,404
Orphan drug tax credit carryforwards	15,580	10,148
Depreciation and amortization	11,663	18,242
Capitalized research and development expenditures	32,550	35,848
Stock options	4,948	5,507
Accrued expenses and other	155	176
Total Gross Deferred Tax Asset	143,924	175,337
Valuation Allowance	(143,924)	(175,337)
Net Deferred Tax Asset	$—	$—
The classification of the above deferred tax assets is as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Current deferred tax assets	$—	$—
Non-current deferred tax assets	143,924	175,337
Valuation Allowance	(143,924)	(175,337)
Net Deferred Tax Asset	$—	$—
As of December 31, 2017, the Company had federal and state net operating losses, or NOLs, of $273.5 million and $98.6 million, respectively, and federal and state research and experimentation credit carryforwards of approximately $11.6 million and $4.7 million, respectively, which will expire at various dates starting in 2018 through 2036. As of December 31, 2017, the Company also had orphan drug tax credit carryforwards of $15.6 million, these credits relate to qualified expenses incurred for CUDC-907 since receiving the Orphan Drug designation. As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $143.9 million has been established at December 31, 2017. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards.
The valuation allowance (decreased)/increased approximately $(31.4) million, $30.0 million and $23.4 million during the years ended December 31, 2017, 2016 and 2015. The current year decrease in the valuation allowance is primarily due to the impact of the Tax Reform Act on the ending deferred assets which offset the current year increase in net operating loss carryforwards. The increase in 2016 and 2015 is due primarily to the increase in net operating loss carryforwards and tax credits.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2017 and 2016, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2002 through 2017 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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
On September 2, 2016, the Company and Mr. Passeri entered into a letter agreement pursuant to which Mr. Passeri resigned as director and Vice Chairman of the Company's board of directors, which became effective on September 14, 2016. Pursuant to the terms of the Letter Agreement, and in recognition of his many years of service to the Company in varying roles, including as a director and Vice Chairman of the Board, and formerly as Chief Executive Officer, President, and as a consultant, the Board authorized a $0.3 million recognition bonus payment to Mr. Passeri and also approved a modification to Mr. Passeri’s vested common stock options such that the exercise period for all such options shall be 24 months. Mr. Passeri agreed to provide continued assistance to the Company, without further remuneration, for up to twenty-four months, if and when requested by the Board of Directors or the Chief Executive Officer. The letter agreement also contains other customary terms and conditions relating to Mr. Passeri’s end of service with the Company.

The Company recognized expenses related to the consulting and letter agreements of $0.4 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively.

(b)	Agreement with Director - Lori A. Kunkel
On November 11, 2016, the Company's board of directors elected Lori A. Kunkel, M.D., to serve as a class II director until the 2019 Annual Meeting of Stockholders and thereafter until her successor is duly elected and qualified. Prior to Dr. Kunkel’s election as a director, the Company were party to a consulting agreement dated August 21, 2013 with D2D, LLC, a limited liability company owned by Dr. Kunkel, under which Dr. Kunkel provided consulting services to the Company related to oncology clinical evaluation and development. The Company and Dr. Kunkel terminated the D2D consulting agreement on June 30, 2015, and entered into a new consulting agreement on July 1, 2015. The Company and Dr. Kunkel terminated the July 2015 consulting agreement in connection with her election as a member of the Board of Directors. From January 1, 2015 until Dr. Kunkel’s election to the Company's board of directors, Dr. Kunkel has received aggregate payments from the Company of $0.1 million and received options in connection with her July 2015 consulting agreement to purchase an aggregate of 150,000 shares of our common stock at a weighted average exercise price of $3.33 per share.
The Company recognized expenses related to the consulting and letter agreements of $0.1 million during the year ended December 31, 2016.

(14)	Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions of $0.3 million, $0.2 million and $0.2 million, respectively.

(15)	Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2017 and 2016:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$2,131	$2,061	$2,444	$3,262
Loss from operations	(15,053)	(13,109)	(14,471)	(7,127)
Net loss	(15,742)	(14,090)	(15,457)	(8,028)
Net loss per common share (basic and diluted)	$(0.11)	$(0.10)	$(0.11)	$(0.05)
Weighted average common shares (basic and diluted)	142,011,776	143,786,705	146,514,196	164,008,252

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$1,726	$1,680	$1,759	$2,362
Loss from operations	(8,807)	(10,680)	(27,789)	(10,763)
Net loss	(9,441)	(11,290)	(28,345)	(11,335)
Net loss per common share (basic and diluted)	$(0.07)	$(0.09)	$(0.21)	$(0.08)
Weighted average common shares (basic and diluted)	129,019,984	129,270,639	132,065,947	140,715,621
The net loss amounts presented for the quarters ended March 31, 2017 and September 30, 2017 include milestone payments of $3.8 million made under the Company’s collaboration with Aurigene, which were recognized as research and development expenses (see Note 3(b)).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2018 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2018 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2018 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2018 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2018 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2018 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-K	2/29/2016	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated June 2, 2014, by and between Curis, Inc. and Ali Fattaey, Ph.D.	Link	10-Q	8/7/2014	10.1
#10.2	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. and Ali Fattaey, Ph.D.	Link	10-K	3/9/2017	10.2
#10.3	Employment Agreement, dated March 29, 2016, by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	5/9/2016	10.1
#10.4	Amendment to Employment Agreement, dated March 7, 2017, by and between Curis, Inc. by and between Curis, Inc. and James E. Dentzer	Link	10-K	3/9/2017	10.4
#10.5	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and Mani Mohindru, Ph.D.	Link	10-Q	5/9/2016	10.3
#10.6	Amendment to Employment Agreement , dated March 7, 2017 by and between Curis, Inc. and Mani Mohindru Ph.D.	Link	10-K	3/9/2017	10.6
#10.7	Employment Agreement, dated February 29, 2016, by and between Curis, Inc. and David Tuck, M.D.	Link	10-Q	5/9/2016	10.2
#10.8	Amendment to Employment Agreement, dated March 7, 2017 by and between Curis, Inc. and David Tuck, M.D.	Link	10-K	3/9/2017	10.8
#10.9	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.10	Curis 2000 Stock Incentive Plan	Link	S-4/A (333-32446)	5/31/2000	10.71
#10.11	Curis 2000 Director Stock Option Plan	Link	S-4/A (333-32446)	5/31/2000	10.72
#10.12	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.2
#10.13	Form of Non-statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.3

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
#10.14	Form of Non-statutory Stock Option Agreement for awards granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	Link	10-Q	10/26/2004	10.4
#10.15	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.16	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.17	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.18	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.19	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.20	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.21	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link				X
#10.22	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link				X
#10.23	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link				X
#10.24	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.25	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.26	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.27	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link				X
#10.28	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link				X

#10.29	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link				X
#10.30	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to NASDAQ Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.31	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link				X
	Material contracts—Leases
#10.32	Lease, dated September 16, 2010, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	8-K	9/21/2010	10.1
#10.33	Second Amendment to Lease, dated November 1, 2017, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	10-Q	11/7/2017	10.2

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Material contracts—Financing Agreements
†10.34	Credit Agreement, dated November 27, 2012, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and BioPharma Secured Debt Fund II Sub, S.à r.l.	Link	10-K	3/13/2013	10.31
10.35	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
†10.36	Credit Agreement, dated March 3, 2017, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and HealthCare Royalty Partners III, L.P.	Link	10-K	3/9/2017	10.27
10.37	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
†10.38	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis and Curis Royalty	Link	10-K	3/13/2013	10.33
10.39	Escrow Agreement, dated December 11, 2012, by and between Curis, Curis Royalty LLC, a wholly-owned subsidiary of Curis, BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors and Boston Private Bank and Trust Company	Link	10-K	3/13/2013	10.34
10.40	Escrow Agreement, dated March 22, 2017, by and between Curis Royalty LLC, HealthCare Royalty Partners III, L.P., Curis, Inc. and Boston Private Bank and Trust Company	Link	10-Q	5/4/2017	10.1
	Material contracts—License and Collaboration Agreements
†10.41	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q	8/6/2015	10.1
†10.42	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.32
†10.43	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.2

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
Material contracts—Miscellaneous
10.44	Sales Agreement, dated July 2, 2015, by and between Curis, Inc. and Cowen and Company, LLC	Link	S-3	7/2/2015	1.2
10.45	Underwriting Agreement, dated September 13, 2017, by and between Curis, Inc. and Robert W. Baird & Co. Incorporated	Link	8-K	9/15/2017	1.1
10.46	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.34
10.47	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.3
10.48	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.35
10.49	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.4
Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link				X
Additional Exhibits
21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#    Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/S/ ALI FATTAEY
Ali Fattaey President and Chief Executive Officer
Date: March 8, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI FATTAEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Ali Fattaey
/s/ JAMES DENTZER	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 8, 2018
James Dentzer
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 8, 2018
Martyn D. Greenacre
/s/ KENNETH I. KAITIN	Director	March 8, 2018
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	March 8, 2018
Lori A. Kunkel
/s/ ROBERT MARTELL	Director	March 8, 2018
Robert Martell
/s/ MARC RUBIN	Director	March 8, 2018
Marc Rubin