Form 10-Q
period 2018-03-31
CURIS INC
filed 2018-05-03
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 27, 2018, there were 165,628,371 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$24,736	$38,288
Investments	23,717	21,944
Accounts receivable	2,491	3,073
Prepaid expenses and other current assets	909	989
Total current assets	51,853	64,294
Property and equipment, net	390	366
Long-term investment – restricted	153	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$61,381	$73,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,119	$5,423
Accrued liabilities	1,983	2,793
Current portion of long-term debt, net	7,289	5,886
Total current liabilities	14,391	14,102
Long-term debt, net	32,460	35,669
Other long-term liabilities	63	34
Total liabilities	46,914	49,805
Stockholders’ Equity:
Common stock, $0.01 par value—225,000,000 shares authorized; 165,628,371 shares issued and outstanding at March 31, 2018; 165,379,967 shares issued and 164,157,121 shares outstanding at December 31, 2017	1,656	1,654
Additional paid-in capital	975,829	976,130
Treasury stock, at cost, 0 shares at March 31, 2018 and 1,222,846 shares at December 31, 2017	—	(1,524)
Accumulated deficit	(963,012)	(952,265)
Accumulated other comprehensive income	(6)	(2)
Total stockholders’ equity	14,467	23,993
Total liabilities and stockholders’ equity	$61,381	$73,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Royalties	$2,474	$2,191
Research and development, net	(6)	(60)
Total revenues	2,468	2,131
Costs and expenses:
Cost of royalty revenues	129	111
Research and development	8,266	13,541
General and administrative	3,981	3,532
Total costs and expenses	12,376	17,184
Loss from operations	(9,908)	(15,053)
Other (expense) income:
Other (expense) income	—	(103)
Interest income	186	70
Interest expense	(1,025)	(656)
Total other expense, net	(839)	(689)
Net loss	$(10,747)	$(15,742)
Net loss per common share (basic and diluted)	$(0.07)	$(0.11)
Weighted average common shares (basic and diluted)	165,268,732	142,011,776
Total comprehensive loss	$(10,751)	$(15,744)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,747)	$(15,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	55
Stock-based compensation expense	1,226	1,103
Amortization of debt issuance costs	9	119
Non-cash interest (income) expense on investments	(81)	(10)
Changes in operating assets and liabilities:
Accounts receivable	582	264
Prepaid expenses and other assets	80	213
Accounts payable and accrued and other liabilities	(1,086)	(1,148)
Total adjustments	783	596
Net cash used in operating activities	(9,964)	(15,146)
Cash flows from investing activities:
Purchase of investments	(16,746)	(12,556)
Sales and maturities of investments	15,050	12,626
Purchases of property and equipment	(77)	(52)
Net cash (used in)/provided by investing activities	(1,773)	18
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	—	6,214
Proceeds from issuance of common stock under the Company’s share-based compensation plans	—	464
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	—	45,000
Payment of debt issuance costs	—	(192)
Payment on termination of credit agreement with BioPharma-II	—	(18,303)
Payments on Curis Royalty’s debt	(1,815)	(1,676)
Net cash (used in)/provided by financing activities	(1,815)	31,507
Net (decrease)/increase in cash and cash equivalents	(13,552)	16,379
Cash and cash equivalents, beginning of period	38,288	26,038
Cash and cash equivalents, end of period	$24,736	$42,417
Non-cash items:
Receivable for issuances of common stock	$—	$174
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CUDC-907, which it is currently investigating in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma and solid tumors, or DLBCL, CA-170, which is currently undergoing testing in a Phase 1 study in patients with advanced solid tumors and lymphomas; and CA-4948, which is being tested in a Phase 1 trial in patients with advanced non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company’s pipeline also includes CA-327, which is a pre-IND stage oncology drug candidate. The Company expects to file an IND application with the United States Food and Drug Administration, or FDA, for clinical testing of CA-327 in 2018. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene.
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, programmed death ligand-1 (PDL1) and V domain Ig suppressor of T cell activation (VISTA), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints, PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly-owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of its credit agreement with HealthCare Royalty Partners III, L.P., a Delaware limited partnership managed by HealthCare Royalty Management, LLC, or HealthCare Royalty; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; The Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates and the Company’s ability to execute on its overall business strategies.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and makes under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had an accumulated deficit of approximately $963.0 million. The Company anticipates that its $48.5 million of existing cash, cash equivalents and investments at March 31, 2018 should enable it to maintain its planned operations for at least the next twelve months from the date of filing this Form 10-Q. The Company will need to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, it may have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for any of its product candidates.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or the SEC, on March 8, 2018.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2018 and the results of operations for the three-month periods ended March 31, 2018 and 2017 and the cash flows for the three-month periods ended March 31, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. The Company has adopted the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition.
Under the new guidance, a company can adopt Topic 606 using either the full retrospective method or the modified retrospective method. Under the full retrospective method, a company recasts the amount by which each financial statement line item presented in the current filing is affected as if the new guidance has always existed. Under the modified retrospective method, prior year financial statements would not need to be recast. Instead, a company applies the cumulative effect of initially applying the new standard as an adjustment to the opening retained earnings balance.
The Company performed a detailed accounting assessment to quantify the effect of the transition from the former guidance to the new guidance and concluded that there was no material effect on the Company's consolidated financial statements under either the full retrospective or the modified retrospective methods. The Company has concluded that it will elect the modified retrospective method to avoid restatement of prior filings.

There are multiple options for the transition method under the new guidance, one of which allows a company to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company has elected to apply the guidance to only contracts that are not completed contracts as of January 1, 2018. The only contract not completed as of January 1, 2018 is the collaboration agreement with Genentech (see Note 4). The Company has assessed the potential effects to the consolidated financial statements and retained earnings and has concluded that, upon adoption of the new standard, there was no impact.
License Fees and Multiple Element Arrangements
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Appropriate methods of measuring progress include output methods and input methods. In determining the appropriate method for measuring progress, the Company considers the nature of service that the Company promises to transfer to the customer. When the Company decides on a method of measurement, the Company will apply that single method of measuring progress for each performance obligation satisfied over time and will apply that method consistently to similar performance obligations and in similar circumstances.
If the Company cannot reasonably measure its progress toward complete satisfaction of a performance obligation because it lacks reliable information that would be required to apply an appropriate method of measuring progress, but the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then revenue is not recognized until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.
Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.
Contingent Research Milestone Payments
Under the new guidance, there exists a constraint on the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
If the consideration in a contract includes a variable amount, a company will estimate the amount of consideration in exchange for transfer of promised goods or services. The consideration also can vary if a company’s entitlement to the consideration is contingent on the occurrence or nonoccurrence of a future event. The Company considers contingent research milestone payments to fall under the scope of variable consideration, which should be estimated for revenue recognition purposes at the inception of the contract and reassessed ongoing at the end of each reporting period.
The Company assesses whether contingent research milestones should be considered variable consideration that should be constrained and thus not part of the transaction price. This includes an assessment of the probability that all or some of the milestones revenue could be reversed when the uncertainty around whether or not the achievement of each milestone is resolved, and the amount of reversal could be significant.
The guidance provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. The Company considers all relevant factors.

Reimbursement of Costs
Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided the Company has determined that it transfers control (i.e. performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in the FASB Codification Topic 606-10-25-27, Revenue Recognition.
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 4). However, Erivedge royalties will service Curis Royalty’s debt until this debt is repaid in full (see Note 7).
Summary
During the three months ended March 31, 2018 and 2017, total gross revenues are 100% from the Company’s collaboration with Genentech.
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Significant judgments are required in the application of revenue recognition guidance. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that the Company expects will not be recognized in the next fiscal year would be classified as long-term deferred revenue. However, this estimate would be based on our operating plan as of the balance sheet date and on our estimated performance periods under the collaboration in which the Company has recorded deferred revenues. If our operating plan or our estimated performance period would change, the Company could recognize a different amount of deferred revenue over the reporting period.
With respect to each of the foregoing areas of revenue recognition, the Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported financial results.

4.	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the United States and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of March 31, 2018.
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
In November 2012, the Company formed a wholly-owned subsidiary, Curis Royalty, to receive a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement between Curis Royalty and BioPharma-II, a Luxembourg limited liability company managed by Pharmakon Advisors (see Note 7). In connection with the loan, the Company transferred to Curis Royalty its right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to the Company, to be repaid using the royalty and royalty-related payments from Genentech.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to Biopharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty.
The Company has identified the following performance obligations related to the Genentech collaboration:

1.
To grant the license for its Hedgehog (Hh) antagonist programs and to provide service on both a Joint Steering Committee and Co-Development Steering Committee. This performance obligation has been satisfied and only contingent royalty revenue remains to be recognized in the future.

2.	To provide reimbursable research and development services. This performance obligation has been satisfied and no revenue remains to be recognized in the future.
The Company recognized $2.5 million and $2.2 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2018 and 2017, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. Cost of royalty revenues is comprised of 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded immaterial research and development revenue during the three months ended March 31, 2018 and 2017, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of an immaterial amount and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the FASB Codification Topic 606 are met.

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
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 10,208,333 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, e.g. in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of March 31, 2018, the Company has exercised its option to license four programs under the collaboration:

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

4.	In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.

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
Since January 2015, the Company has paid $14.5 million in research payments and has waived $15.5 million in milestone payments under the terms of the 2016 amendment.
For each of the IRAK4, PD1/VISTA,PD1/TIM3 programs, and the fourth immuno-oncology program: the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2018 and December 31, 2017 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2018:
Cash equivalents:
Money market funds	$17,774	$—	$—	$17,774
Municipal and government securities	—	6,188	—	6,188
Short-term investments:
Government securities		6,879	—	6,879
Corporate commercial paper, stock, bonds and notes	—	16,838	—	16,838
Total assets at fair value	$17,774	$29,905	$—	$47,679

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2017:
Cash equivalents:
Money market funds	$35,308	$—	$—	$35,308
Municipal bonds	—	260	—	260
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	21,944	—	21,944
Total assets at fair value	$35,308	$22,204	$—	$57,512
No investments held at March 31, 2018 were transferred between levels.

6.	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$16,842	$—	$(4)	$16,838
Municipal and government securities	$6,881		$(2)	$6,879
Total investments	$23,723	$—	$(6)	$23,717
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at March 31, 2018.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$21,946	$—	$(2)	$21,944
Total investments	$21,946	$—	$(2)	$21,944
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2017.
At March 31, 2018, the Company held 6 debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $11.3 million at March 31, 2018. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 6 debt securities held as of March 31, 2018 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on this analysis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

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
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company was not able to estimate when the loan would be repaid as repayments were impacted by numerous factors, all of which were beyond the Company’s control. The repayment term could be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would be added to the principal on a quarterly basis. At any time after January 1, 2017, Curis Royalty was entitled to, subject to certain limitations, to prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The loan was paid off and terminated in March 2017.

(b)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement with BioPharma-II, referred to herein as the prior loan, with BioPharma-II. On March 22, 2017, the prior loan was terminated in its entirety.
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
During the three months ended March 31, 2018 and 2017, Curis Royalty made payments totaling $2.9 million and $2.4 million, respectively, of which $1.8 million and $1.7 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of March 31, 2018, the Company recorded short- and long-term debt of $7.3 million and $32.5 million, respectively, and at December 31, 2017, the Company recorded short- and long-term debt of $5.9 million and $35.7 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, the Company recognized interest expense related to its debt of $1.0 million and $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At March 31, 2018, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
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

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued compensation	$1,449	$2,187
Professional fees	152	148
Accrued interest on debt (Note 7)	163	193
Other	219	265
Total	$1,983	$2,793

9.	Accounting for Stock-Based Compensation
As of March 31, 2018, the Company had two shareholder-approved, share-based compensation plans: (i) the Second Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in April 2017 and approved by shareholders in June 2017 and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2017 and approved by shareholders in June 2017, which amended the 2010 Employee Stock Purchase Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
During the three months ended March 31, 2018, the Company’s board of directors granted options to purchase a total of 2,153,000 shares of the Company’s common stock to employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. These options generally vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates. Also during the three months ended March 31, 2018, the Company’s board of directors granted restricted stock awards, or RSAs, to officers of the Company of 546,250 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
During the three months ended March 31, 2018, the Company’s board of directors granted RSAs to its non-employee directors of 925,000 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 100% of the shares underlying the RSA on the first anniversary of the date of grant, subject to continued service to the Company over the course of such year.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the three months ended March 31, 2018 and 2017 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2018	2017
Expected life (years) - employees	5.5	5.5
Expected life (years) - officers	5.5	5.5
Expected life (years) – directors	6.25	6.25
Risk-free interest rate	2.5%	2.1%
Volatility	66%	63-64%
Dividends	None	None

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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	16,034,181	$2.42
Granted	2,153,000	0.69
Exercised	—	—
Canceled	(753,459)	2.08
Outstanding, March 31, 2018	17,433,722	$2.22	6.80	$—
Exercisable at March 31, 2018	9,526,893	$2.55	5.42	$—
Vested and unvested expected to vest at March 31, 2018	16,617,197	$2.25	6.71	$—
The weighted average grant-date fair values of these stock options granted during the three months ended March 31, 2018 and 2017 were $0.41 and $1.44, respectively. As of March 31, 2018, there was approximately $8.2 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 2.65 years. There were no options exercised during the three months ended March 31, 2018. The intrinsic value of employee stock options exercised during the three months ended March 31, 2017 was $0.7 million.
The following table presents a summary of outstanding RSAs under the 2010 Plan as of March 31, 2018:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2017	—	$—
Awarded	1,471,250	0.69
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2018	1,471,250	$0.69
As of March 31, 2018, there were 1,471,250 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $0.69 per share and the aggregate fair value of these shares of restricted stock was approximately $1.0 million. As of March 31, 2018, there were approximately $0.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 1.92 years.
Employee Stock-Based Compensation Expense

The Company recorded a total of $1.1 million in compensation expense for the three months ended March 31, 2018 and $1.1 million for the three months ended March 31, 2017 related to employee and director stock option grants. The total fair values of vested stock options for each of the three months ended March 31, 2018 and 2017 was $1.8 million and $1.5 million, respectively.
The Company recorded $0.1 million in compensation expense during the three months ended March 31, 2018, net of expected forfeitures, related to officer and director restricted stock awards.
Total Stock-Based Compensation Expense
For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$413	$289
General and administrative expenses	813	814
Total stock-based compensation expense	$1,226	$1,103

10.	Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss) as of March 31, 2018 and 2017:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized loss on marketable securities	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	(4)
Balance, as of March 31, 2018	$(6)
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized loss on marketable securities	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	(2)
Balance, as of March 31, 2017	$(6)

11.	Common Stock and Treasury Stock

(a)ATM Sales Agreement

On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen acts as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including pursuant to negotiated transactions. Cowen is obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement have been and will be issued and sold pursuant to the currently-effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. Since inception, the Company has sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.

(b)Treasury Stock Retirement
Since 2002, the Company has repurchased 1,222,846 shares of common stock at a total cost of $1.5 million. The shares were repurchased through a combination of a repurchase program of up to $3.0 million approved by the Board of Directors in 2002 and through employee purchases of common stock upon the exercise of stock options by remittance of shares of Company stock. The Company accounts for its common stock repurchases as treasury stock under the cost method.
As of March 31, 2018, the Company retired 1,222,846 shares of common stock at a total cost of $1.5 million.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2018 and 2017, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 17,433,722 and 18,699,002 as of March 31, 2018 and 2017, respectively.

13.	New Accounting Pronouncements
In May 2017, the FASB issued Accounting Standard Update (ASU) 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under Accounting Standard Codification (ASC) 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual period beginning after January 1, 2017. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual period beginning after January 1, 2017. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which helps to clarify the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, by addressing eight specific cash flow issues. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance on accounting for equity investments and financial liabilities. The new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within such years. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
In May 2014, the FASB issued new revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-13, all of which are further clarifying amendments to ASU 2014-09. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company plans to use the modified retrospective method for its adoption. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company has adopted the guidance as of January 1, 2018. The Company has evaluated the impact that ASU 2014-09 may have on the financial position and results of operations and has concluded that the adoption of this guidance has no material impact on its consolidated financial statements. For more detail, see Note 3, Revenue Recognition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report in Form 10-Q, or Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are:

•
CUDC-907, for which our Phase 2 study in patients with relapsed refractory DLBCL, including those with MYC alterations, is ongoing and for which we are currently in discussions with the United States Food and Drug Administration, or FDA, that we anticipate will facilitate our determination of the most appropriate regulatory path;

•	CA-170, for which we are currently conducting a Phase 1 study in patients with advanced solid tumors and lymphomas; and

•	CA-4948, for which, in January 2018 we initiated a Phase 1 study in patients with advanced non-Hodgkin lymphomas including those with MYD88 alterations.
Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND, stage oncology drug candidate. We expect to file an IND application with the FDA for clinical testing of CA-327 in 2018. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene Discovery Technologies Limited, or Aurigene.
In addition, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immune-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of March 31, 2018, we have licensed four programs under the Aurigene collaboration.

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948.

2.	PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170.

3.	PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.

4.	In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program.
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of CUDC-907, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene in the near term.

Our Collaborations and License Agreements
For additional information regarding our collaboration and license agreements, refer to Note 4, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 8, 2018.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $963.0 million as of March 31, 2018.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We anticipate that our existing cash, cash equivalents and investments at March 31, 2018 should enable us to maintain our planned operations into the second half of 2019. For a further discussion of our liquidity and funding requirements and related risks and uncertainties, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for CUDC-907, CA-170, and CA-4948, as well as for such clinical trials to generate favorable data;

•
our and Aurigene’s ability to complete preclinical development and IND-enabling studies for CA-327 and a fourth immuno-oncology program, and for us to then finance and complete planned Phase 1 clinical trials for this development candidate;

•
Aurigene’s ability to advance additional preclinical immuno-oncology, and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically; and

•	Genentech and Roche’s ability to continue to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize our current and any future additional drug candidates.

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
Debt. In December 2012, our wholly-owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into a $30.0 million credit agreement with BioPharma II, a Luxembourg limited liability company managed by Pharmakon Advisors, at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.
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
In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the credit agreement with BioPharma-II was terminated in its entirety.
Also in March 2017, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to Biopharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty.
The loan from HealthCare Royalty will be repaid from certain royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement, the rights to which were transferred from Curis to Curis Royalty pursuant to a purchase and sale agreement in 2012, in connection with the prior credit agreement. Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech will first be applied to pay: (i) escrow fees payable by us pursuant to an escrow agreement, (ii) our royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement, and (iv) expenses incurred by us enforcing our right to indemnification under the collaboration agreement. Subsequently, remaining amounts will be applied first, to pay interest and second, to pay principal on the loan. If Erivedge royalties are insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding will be added to the loan principal on a quarterly basis.
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
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of March 31, 2018, the outstanding principal and interest due under the loan is $40.1 million.
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
We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 8, 2018. Refer to Note 3, Revenue Recognition, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for updates to our critical accounting policies and estimates.

Results of Operations
Three Months Ended March 31, 2018 and March 31, 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2018	2017
	(in thousands)
Revenues	$2,468	$2,131	16%
Costs and expenses:
Cost of royalty revenues	129	111	16%
Research and development	8,266	13,541	(39)%
General and administrative	3,981	3,532	13%
Other expense, net	839	689	22%
Net loss	$(10,747)	$(15,742)	(32)%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2018	2017
	(in thousands)
Revenues:
Royalties	$2,474	$2,191	13%
Research and development, net	(6)	(60)	(90)%
Total revenues	$2,468	$2,131	16%
Total revenues increased by $0.3 million to $2.5 million for the three months ended March 31, 2018 as compared to $2.1 million for the same period in 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2018 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended March 31, 2018 as compared to the same period in 2017. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2018	2017
	(in thousands)
Direct research and development expenses	$4,171	$10,005	(58)%
Employee-related expenses	3,472	3,137	11%
Facilities, depreciation and other expenses	623	399	56%
Total research and development expenses	$8,266	$13,541	(39)%

Research and development expenses were $8.3 million for the three months ended March 31, 2018, as compared to $13.5 million in the same period in 2017, a decrease of $5.3 million, or 39%. Direct research and development expenses decreased by $5.8 million for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a payment to Aurigene of $3.8 million for an exclusivity option in January 2017, as well as decreased costs related to ongoing clinical activities for CUDC-907 and CA-170, partially offset by increased costs related to CA-4948.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2018	2017
	(in thousands)
Personnel	$1,326	$1,387	(4)%
Occupancy and depreciation	161	100	61%
Legal services	741	410	81%
Professional and consulting services	592	519	14%
Insurance costs	104	100	4%
Stock-based compensation	813	814	—%
Other general and administrative expenses	244	202	21%
Total general and administrative expenses	$3,981	$3,532	13%
General and administrative expenses were $4.0 million for the three months ended March 31, 2018, as compared to $3.5 million in the same period in 2017, an increase of $0.5 million, or 13%. The increase in general administrative expense was driven primarily by higher legal, professional and consulting services for the period.
Other Expense. For the three months ended March 31, 2018 and 2017, interest expense was $1.0 million and $0.7 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, and research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Public Offering of Common Stock
On September 18, 2017, we entered into an underwriting agreement with Robert W. Baird & Co. Incorporated as underwriter, under which we issued and sold 20,000,000 shares of our common stock in a public offering. The offering price to the public was $1.85 per share, and the underwriter agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $1.78 per share. We received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. We incurred other offering expenses of $0.3 million related to this transaction.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen acts as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares to be sold under the sales agreement have been and will be issued and sold pursuant to our universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 2, 2015. As of March 31, 2018, we sold 2,103,981 shares of common stock under this sales agreement for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. The final maturity date of the loan was the earlier of such date that the principal was paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated.
On March 6, 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners, for the purpose of refinancing the prior loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, of which proceeds of $18.4 million were used to pay off the then-remaining loan obligations to Biopharma-II and the remaining proceeds of $26.6 million were distributed to us as sole equity holder of Curis Royalty.
Payments to HealthCare Royalty for the three months ended March 31, 2018 totaled $2.9 million, of which $1.8 million has been applied to the principal, and the remainder satisfying interest obligations. As of March 31, 2018, Curis Royalty owed a total of $40.1 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
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
At March 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $48.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $10.0 million during the three months ended March 31, 2018 was primarily the result of our net loss for the period of $10.7 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $1.2 million. In addition, accounts payable and accrued liabilities decreased $1.1 million and accounts receivable decreased $0.6 million related to a decrease in Erivedge royalties.
Net cash used in operating activities of $15.1 million during the three-month period ended March 31, 2017 was primarily the result of our net loss for the period of $15.7 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $1.3 million. In addition, accounts payable and accrued liabilities decreased $1.1 million and accounts receivable decreased $0.3 million related to a decrease in Erivedge royalties.
We expect to continue to use cash in operations as we seek to advance our drug candidates and four programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $1.8 million and provided cash of an immaterial amount for the three months ended March 31, 2018 and 2017, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities used cash of $1.8 million for the three months ended March 31, 2018 as a result of principal payments on Curis Royalty’s loan from HealthCare Royalty of $1.8 million.
Financing activities provided cash of $31.5 million for the three months ended March 31, 2017 as a result of $45.0 million in gross proceeds from the credit agreement with HealthCare Royalty, $6.2 million in net proceeds from our at-the-market sales pursuant to our sales agreement with Cowen and $0.5 million in proceeds from the exercise of stock options, offset by full payoff as well as principal payments on Curis Royalty’s loan from BioPharma-II of $18.4 million and $1.7 million, respectively.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2018, we had an accumulated deficit of approximately $963.0 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CUDC-907, CA-170, CA-4948 and CA-327, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at March 31, 2018 should enable us to maintain our planned operations into the second half of 2019. We will need to raise substantial additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2018.

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
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since March 31, 2018, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the scenarios described in the following risk factors occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $10.7 million for the three months ended March 31, 2018, and $53.3 million, $60.4 million and $59.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $963.0 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We anticipate that our existing cash, cash equivalents and investments at March 31, 2018 should enable us to maintain our planned operations into the second half of 2019. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.
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
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on commercial sales of Erivedge that we receive from Genentech. In March 2017, Curis Royalty received a $45.0 million loan pursuant to a new credit agreement with HealthCare Royalty Partners III, or HealthCare Royalty the proceeds of which were first used to pay off $18.4 million in remaining loan obligations to BioPharma-II and the remaining proceeds were then distributed to Curis as sole equity holder of Curis Royalty. The loan and accrued interest is being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the new loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to HealthCare Royalty in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constitutes an obligation of Curis Royalty, and is non-recourse to Curis, except that (i) Curis agreed, as a post-closing matter, to use reasonable best efforts to obtain Genentech’s consent to a pledge of Curis’ equity interest in Curis

Royalty, which has since been obtained, and (ii) under certain circumstances arising from the breach of certain covenants and representations, HealthCare Royalty may proceed directly against Curis.
Under the terms of the credit agreement, neither Curis nor Curis Royalty guaranteed any level of future royalty or royalty-related payments or the value of such payments as collateral to the loan. However, in certain circumstances, the obligations of Curis Royalty to repay the loan may be accelerated under the credit agreement with HealthCare Royalty, including:

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

•
a material breach or default by Curis Royalty under certain ancillary transaction documents with HealthCare Royalty, in each case, which such breach or default is not cured within 30 days after written demand thereof by HealthCare Royalty;

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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceuticals, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Sales of sonidegib (Odomzo®) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5–7.5% to 3–5.5%. We also believe that sales of sonidegib have, and are likely to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results and the ability of our wholly-owned subsidiary, Curis Royalty, to satisfy its royalty-secured loan obligation to HealthCare Royalty.
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Pfizer, Nimbus Discovery, TG Therapeutics, Merck, Bristol Myers Squibb and Bayer Amgen. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck’s Keytruda™, and Roche’s Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, and AstraZeneca PLC’s Imfinzi™ and a number of drug candidates in various stages of development (by Regeneron, Novartis AG, Tesaro Inc., and others). We are also aware of at least three other companies developing drugs to target TIM3, including Novartis, Tesaro and Eli Lilly and Company.
We are aware of several companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Pfizer (glasdegib / PF-04449913), Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), Pelle Pharm, Inc., (patidegib), Novartis International AG (LEQ-506) and Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.

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
In addition, pursuant to the terms of our credit agreement with HealthCare Royalty, we expect that all royalties that Curis Royalty receives under our collaboration agreement with Genentech will, for the foreseeable future, be remitted to HealthCare Royalty in repayment of our loan.
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
The Trump Administration has also taken executive actions to delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
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
Our common stock is currently listed for quotation on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market,including, among other things, a minimum bid price of $1.00 per share. On January 2, 2018, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until July 2, 2018, to regain compliance with the minimum bid price requirement. If, at any time before July 2, 2018, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than 10 consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From January 2, 2018, the date of the deficiency letter, to the date of filing of this Quarterly Report on Form 10-Q, our common stock had not closed above $1.00 on any trading day.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $5.65 and a low price of $0.47 per share for the period January 1, 2012 through April 27, 2018. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
As of March 31, 2018, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 32.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended Employment Agreement, dated March 21, 2018, by and between Curis, Inc. and Ali Fattaey, Ph.D.
10.2	Amended Employment Agreement, dated March 21, 2018, by and between Curis, Inc. and James Dentzer
10.3	Amended Employment Agreement, dated March 21, 2018, by and between Curis, Inc. and David Tuck, M.D.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 3, 2018	By:	/S/ JAMES E. DENTZER
James E. Dentzer
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)