Form 10-Q
period 2018-06-30
CURIS INC
filed 2018-08-02
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 27, 2018, there were 33,181,146 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$30,465	$38,288
Investments	9,955	21,944
Accounts receivable	2,505	3,073
Prepaid expenses and other current assets	776	989
Total current assets	43,701	64,294
Property and equipment, net	352	366
Long-term investment – restricted	153	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$53,191	$73,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,275	$5,423
Accrued liabilities	3,263	2,793
Current portion of long-term debt, net	6,965	5,886
Total current liabilities	14,503	14,102
Long-term debt, net	31,532	35,669
Other long-term liabilities	46	34
Total liabilities	46,081	49,805
Stockholders’ Equity:
Common stock, $0.01 par value—67,500,000 shares authorized, 33,181,146 shares issued and outstanding at June 30, 2018; 45,000,000 shares authorized, 33,075,949 shares issued and 32,831,380 shares outstanding at December 31, 2017	332	331
Additional paid-in capital	978,455	977,453
Treasury stock, at cost, 0 shares at June 30, 2018 and 244,569 shares at December 31, 2017	—	(1,524)
Accumulated deficit	(971,676)	(952,265)
Accumulated other comprehensive income	(1)	(2)
Total stockholders’ equity	7,110	23,993
Total liabilities and stockholders’ equity	$53,191	$73,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Royalties	$2,394	$2,102	$4,868	$4,294
Research and development, net	(36)	(41)	(42)	(102)
Total revenues	2,358	2,061	4,826	4,192
Costs and expenses:
Cost of royalty revenues	134	96	263	207
Research and development	6,451	11,255	14,717	24,795
General and administrative	3,633	3,819	7,614	7,351
Total costs and expenses	10,218	15,170	22,594	32,353
Loss from operations	(7,860)	(13,109)	(17,768)	(28,161)
Other (expense) income:
Other (expense) income	—	—	—	(104)
Interest income	189	138	375	208
Interest expense	(993)	(1,119)	(2,018)	(1,775)
Total other expense, net	(804)	(981)	(1,643)	(1,671)
Net loss	$(8,664)	$(14,090)	$(19,411)	$(29,832)
Net loss per common share (basic and diluted)	$(0.26)	$(0.49)	$(0.59)	$(1.04)
Weighted average common shares (basic and diluted)	33,135,391	28,757,341	33,094,772	28,580,829
Total comprehensive loss	$(8,659)	$(14,087)	$(19,410)	$(29,831)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,411)	$(29,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	113
Stock-based compensation expense	2,415	2,688
Amortization of debt issuance costs	16	128
Non-cash interest (income) expense on investments	(128)	(49)
Changes in operating assets and liabilities:
Accounts receivable	568	228
Prepaid expenses and other assets	213	299
Accounts payable and accrued and other liabilities	(674)	2,056
Total adjustments	2,509	5,463
Net cash used in operating activities	(16,902)	(24,369)
Cash flows from investing activities:
Purchase of investments	(20,932)	(27,476)
Sales and maturities of investments	33,050	21,608
Purchases of property and equipment	(77)	(126)
Net cash provided by/(used in) investing activities	12,041	(5,994)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	—	6,214
Proceeds from issuance of common stock under the Company’s share-based compensation plans	112	890
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	—	45,000
Payment of debt issuance costs	—	(192)
Payment on termination of credit agreement with BioPharma-II	—	(18,303)
Payments on Curis Royalty’s debt	(3,074)	(2,607)
Net cash (used in)/provided by financing activities	(2,962)	31,002
Net (decrease)/increase in cash and cash equivalents	(7,823)	639
Cash and cash equivalents, beginning of period	38,288	26,038
Cash and cash equivalents, end of period	$30,465	$26,677
Non-cash items:
Property and equipment purchases in accounts payable	$8	$—
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are fimepinostat (CUDC-907), which is currently in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (DLBCL) and solid tumors; CA-170, which is currently undergoing testing in a Phase 1 study in patients with advanced solid tumors and lymphomas; and CA-4948, which is being tested in a Phase 1 trial in patients with advanced non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The U.S. Food and Drug Administration, or FDA, granted fimepinostat Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 for the treatment of DLBCL. The Company’s pipeline also includes CA-327, which is a pre-Investigational New Drug (IND) stage oncology drug candidate. The Company continues work to enable the filing of an IND application with the U.S. FDA for clinical testing of CA-327 in 2018. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene.
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, programmed death ligand-1 (PDL1) and V-domain Ig suppressor of T cell activation (VISTA), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints, PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
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
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and make under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully discover and develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s decision to exclusively license and further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of approximately $971.7 million. The Company anticipates that its $40.4 million of existing cash, cash equivalents and investments at June 30, 2018 should enable it to maintain its planned operations into the second half of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of these financial statements, the Company will reduce or delay spending on its research and development programs and operating expenses to the extent it is unable to raise additional capital through its current at-the-market sale agreement with Cowen and Company, LLC, or Cowen or other potential financing. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing in the next 12 months, or on terms favorable to the Company. The Company’s inability to obtain additional funds in the next 12 months would delay, or cause the Company to reduce in scope or eliminate some of its development programs, potentially delaying the time to market for any of its product candidates, and would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S., or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or the SEC, on March 8, 2018.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2018 and the results of operations for the three and six-month periods ended June 30, 2018 and 2017 and the cash flows for the six-month periods ended June 30, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Effective as of 5:00 p.m. Eastern Time on May 29, 2018, as previously disclosed, the Company effected a 1-for-5 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.
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
The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. The Company has adopted the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers, or Topic 606. This guidance supersedes the provisions of ASC 605, Revenue Recognition.
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
Reimbursement of Costs
Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided the Company has determined that it transfers control (i.e. performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in the ASC 606-10-25-27, Revenue Recognition.
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
Summary
During the six months ended June 30, 2018 and 2017, total gross revenues are 100% from the Company’s collaboration with Genentech.
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Significant judgments are required in the application of revenue recognition guidance. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue, or applied against future co-development costs, within the next fiscal year. Amounts that the Company expects will not be recognized in the next fiscal year would be classified as long-term deferred revenue. However, this estimate would be based on the Company's operating plan as of the balance sheet date and on its estimated performance periods under the collaboration in which the Company has recorded deferred revenues. If the Company's operating plan or its estimated performance period would change, the Company could recognize a different amount of deferred revenue over the reporting period.
With respect to each of the foregoing areas of revenue recognition, the Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises its judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which it recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from the Company's initial judgments, its revenue recognition with respect to such transactions would change accordingly and any such change could affect its reported financial results.

4.	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2018.

In addition to these payments and pursuant to the agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo® in the U.S.
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
The Company recognized $2.4 million and $2.1 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2018 and 2017, respectively, and $4.9 million and $4.3 million during the six months ended June 30, 2018 and 2017, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively. Cost of royalty revenues is comprised of 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded immaterial research and development revenue during the three months ended June 30, 2018 and 2017, respectively, and an immaterial amount during the six months ended June 30, 2018 and 2017, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of an immaterial amount and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.

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
In connection with the collaboration agreement, the Company issued to Aurigene 3,424,026 shares of its common stock valued at $24.3 million in partial consideration for the rights granted to the Company under the collaboration agreement, which the Company recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 2,041,666 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, for example in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of June 30, 2018, the Company has exercised its option to license four programs under the collaboration:

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

For each option to license (as described above) exercised by the Company, the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company's option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option fee in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in the first and third quarters of 2017. The Company has elected not to further exercise its exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, Curis is no longer operating under broad immuno-oncology exclusivity with Aurigene. The Company has, however, as provided in the agreement, elected to exercise its option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2018 and December 31, 2017 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2018:
Cash equivalents:
Money market funds	$26,813	$—	$—	$26,813
Corporate commercial paper, bonds and notes	—	1,399	—	1,399
Municipal and government securities	—	190	—	190
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	9,955	—	9,955
Total assets at fair value	$26,813	$11,544	$—	$38,357

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2017:
Cash equivalents:
Money market funds	$35,308	$—	$—	$35,308
Municipal bonds	—	260	—	260
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	21,944	—	21,944
Total assets at fair value	$35,308	$22,204	$—	$57,512
No investments held at June 30, 2018 were transferred between levels.

6.	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$9,956	$—	$(1)	$9,955
Total investments	$9,956	$—	$(1)	$9,955
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.1 years at June 30, 2018.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$21,946	$—	$(2)	$21,944
Total investments	$21,946	$—	$(2)	$21,944
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2017.
At June 30, 2018, the Company held 2 debt securities that had been in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $2.9 million at June 30, 2018. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 2 debt securities held as of June 30, 2018 to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on this analysis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

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
On March 6, 2017, the Company and Curis Royalty entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis’ and Curis Royalty’s existing royalty financing arrangement with BioPharma-II, referred to herein as the prior loan. On March 22, 2017, the prior loan was terminated in its entirety.
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
During the six months ended June 30, 2018 and 2017, Curis Royalty made payments totaling $5.1 million and $4.4 million, respectively, of which $3.1 million and $2.6 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of June 30, 2018, the Company recorded short- and long-term debt of $7.0 million and $31.5 million, respectively, and at December 31, 2017, the Company recorded short- and long-term debt of $5.9 million and $35.7 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended June 30, 2018 and 2017, the Company recognized interest expense related to its debt of $1.0 million and $1.1 million, respectively, in the condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, the Company recognized interest expense related to its debt of $2.0 million and $1.8 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At June 30, 2018, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.

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

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued compensation	$2,548	$2,187
Professional fees	332	148
Accrued interest on debt (Note 7)	169	193
Other	214	265
Total	$3,263	$2,793

9.	Accounting for Stock-Based Compensation
As of June 30, 2018, the Company had two shareholder-approved, share-based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2017 and approved by shareholders in June 2017, which amended the 2010 Employee Stock Purchase Plan, and the (ii) the Third Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in March 2018 and approved by shareholders in May 2018, which was amended to, among other things, add an additional 11,950,000, or 2,390,000 on a post-reverse stock split basis, shares under the 2010 Plan, and set a new expiration date of May 14, 2028 for the 2010 Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Effective as of 5:00 p.m. Eastern Time on May 29, 2018, the number of shares of common stock available for issuance under the plans and the number of shares of common stock issuable upon the exercise of then outstanding options have been adjusted to reflect a 1-for-5 reverse stock split.
During the six months ended June 30, 2018, the Company’s board of directors granted options to purchase a total of 1,220,596 shares of the Company’s common stock to employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 783,596 shares were granted to non-officer employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates. The Company’s board of directors granted the remaining options to purchase 437,000 shares of the Company’s common stock to its officers in January 2018. Such stock options have an exercise price equal to $3.45 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period; provided that such awards would terminate and be forfeited if the Company’s stockholders did not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options would not be exercisable and no common stock would be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders. As mentioned above, the shareholders approved such amendment in May 2018 and options to purchase an aggregate of 437,000 shares of common stock were awarded to the Company’s officers.
Also during the six months ended June 30, 2018, the Company’s board of directors granted restricted stock awards, or RSAs, to officers of the Company for an aggregate amount of 109,250 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
During the six months ended June 30, 2018, the Company’s board of directors granted RSAs to its non-employee directors for an aggregate amount of 185,000 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 100% of the shares underlying the RSA on the first anniversary of the date of grant, subject to continued service to the Company over the course of such year.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2018 and 2017 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2018	2017
Expected life (years) - employees	5.5	5.5
Expected life (years) - officers	5.5	5.5
Expected life (years) – directors	6.25	6.25
Risk-free interest rate	2.5-2.8%	2.0-2.1%
Volatility	66-72%	63-64%
Dividends	None	None

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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,206,858	$12.08
Granted	1,220,596	3.19
Exercised	—	—
Canceled	(357,742)	11.59
Outstanding, June 30, 2018	4,069,712	$9.46	7.49	$—
Exercisable at June 30, 2018	1,894,027	$12.47	5.77	$—
Vested and unvested expected to vest at June 30, 2018	3,811,106	$9.74	7.36	$—
The weighted average grant-date fair values of these stock options granted during the six months ended June 30, 2018 and 2017 were $1.73 and $7.25, respectively. As of June 30, 2018, there was approximately $7.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 2.83 years. There were no options exercised during the six months ended June 30, 2018. The intrinsic value of employee stock options exercised during the six months ended June 30, 2017 was $0.9 million.
The following table presents a summary of outstanding RSAs under the 2010 Plan as of June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	—	$—
Awarded	294,250	3.45
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2018	294,250	$3.45
As of June 30, 2018, there were 294,250 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $1.0 million. As of June 30, 2018, there were approximately $0.6 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 1.67 years.
Employee Stock-Based Compensation Expense
The Company recorded a total of $1.2 million and $2.4 million, respectively, in compensation expense for the three and six months ended June 30, 2018 and $1.6 million and $2.7 million, respectively, for the three and six months ended June 30, 2017 related to employee and director stock option grants. The total fair values of vested stock options for each of the six months ended June 30, 2018 and 2017 was $1.8 million and $2.1 million, respectively.
The Company recorded $0.2 million and $0.3 million in compensation expense during the three and six months ended June 30, 2018, net of expected forfeitures, related to officer and director restricted stock awards.
Total Stock-Based Compensation Expense
For the three and six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$436	$414	$849	$703
General and administrative expenses	753	1,171	1,566	1,985
Total stock-based compensation expense	$1,189	$1,585	$2,415	$2,688

10.	Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss) as of June 30, 2018 and 2017:

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized loss on marketable securities	1
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	1
Balance, as of June 30, 2018	$(1)

The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized loss on marketable securities	1
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	1
Balance, as of June 30, 2017	$(3)

11.	Common Stock and Treasury Stock

Effective as of 5:00 p.m. Eastern Time on May 29, 2018, all share amounts and per share amounts have been adjusted to reflect a 1-for-5 reverse stock split.

(a)ATM Sales Agreement
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen acts as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including pursuant to negotiated transactions. Cowen is obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. Since inception, the Company has sold 420,796 shares of common stock under this sales agreement for net proceeds of $6.2 million. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018.

(b)Treasury Stock Retirement
Since 2002, the Company has repurchased 244,569 shares of common stock at a total cost of $1.5 million. The shares were repurchased through a combination of a repurchase program of up to $3.0 million approved by the Board of Directors in 2002 and through employee purchases of common stock upon the exercise of stock options by remittance of shares of Company stock. The Company accounts for its common stock repurchases as treasury stock under the cost method.
In March 2018, the Company retired all 244,569 shares of common stock at a total cost of $1.5 million. This was a non-cash transaction and thus only affected the classifications within the stockholders' equity section of the Company's consolidated balance sheet.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended June 30, 2018 and 2017, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 4,069,712 and 3,714,413 as of June 30, 2018 and 2017, respectively.

13.	New Accounting Pronouncements
In June 2018, the FASB issued Accounting Standard Update (ASU) 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation - Stock Compensation. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted, but no earlier than an entity's adoption date of ASC 606, Revenue from Contracts with Customers. The Company does not have any outstanding nonemployee awards as of June 30, 2018, and has adopted this update as of that date. There is no impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under ASC 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods beginning after January 1, 2017. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which helps to clarify the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, by addressing eight specific cash flow issues. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company has begun to assess the current state of accounting for leases, to catalog all current leases effected and understand the gaps between the current state and required future state and to implement the new processes and controls required. The Company currently expects that adoption of this standard will increase both total assets and liabilities in its consolidated financial statements and is currently evaluating whether the impact will be material.
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
In May 2014, the FASB issued new revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, The FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-13, all of which are further clarifying amendments to ASU 2014-09. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company adopted the modified retrospective method. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company has adopted the guidance as of January 1, 2018. The Company has evaluated the impact that ASU 2014-09 may have on the financial position and results of operations and has concluded that the adoption of this guidance has no material impact on its consolidated financial statements. For more detail, see Note 3, Revenue Recognition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, or Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc. Unless otherwise indicated, all information in this Form 10-Q gives effect to a 1-for-5 reverse stock split of Curis' common stock, that became effective as of 5:00 p.m. Eastern Time on May 29, 2018. All common shares and per share amounts have been adjusted to reflect such reverse stock split.

Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are:

•
Fimepinostat (CUDC-907), for which our Phase 2 study in patients with relapsed refractory DLBCL including those with MYC alterations is ongoing, was granted Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 by the U.S. FDA. We are currently in ongoing discussions with the U.S. FDA that we anticipate will facilitate our determination of the most appropriate regulatory path;

•	CA-170, for which we are currently conducting a Phase 1 study in patients with advanced solid tumors and lymphomas; and

•	CA-4948, for which, in January 2018 we initiated a Phase 1 study in patients with advanced non-Hodgkin lymphomas including those with MYD88 alterations.
Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND, stage oncology drug candidate. We continue work to enable the filing of an IND application with the FDA for clinical testing of CA-327 in 2018. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene.
In addition, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge® (vismodegib) is approved for the treatment of advanced BCC.
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immune-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of June 30, 2018, we have licensed four programs under the Aurigene collaboration.

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
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of fimepinostat, as well as CA-170, CA-4948 and CA-327 in collaboration with Aurigene in the near term.

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $971.7 million as of June 30, 2018.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all.
We anticipate that our existing cash, cash equivalents and investments at June 30, 2018 should enable us to maintain our planned operations into the second half of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of the financial statements included in this Form 10-Q, we will reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional capital through our current at-the-market sale agreement with Cowen or other potential financing. For a further discussion of our liquidity and funding requirements and related risks and uncertainties, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete clinical trials for fimepinostat, CA-170, and CA-4948, and that these clinical trials generate favorable data;

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

•	Genentech and Roche’s ability to continue to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	our ability to raise additional financing through our at-the-market sale facility with Cowen or other potential financing.

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
In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to as the credit agreement, with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the credit agreement with BioPharma-II was terminated in its entirety.
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
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of June 30, 2018, the outstanding principal and interest due under the loan is $38.8 million.
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

Results of Operations
Three and Six Months Ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenues	$2,358	$2,061	14%	$4,826	$4,192	15%
Costs and expenses:
Cost of royalty revenues	134	96	40%	263	207	27%
Research and development	6,451	11,255	(43)%	14,717	24,795	(41)%
General and administrative	3,633	3,819	(5)%	7,614	7,351	4%
Other expense, net	804	981	(18)%	1,643	1,671	(2)%
Net loss	$(8,664)	$(14,090)	(39)%	$(19,411)	$(29,832)	(35)%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,394	$2,102	14%	$4,868	$4,294	13%
Research and development, net	(36)	(41)	(12)%	(42)	(102)	(59)%
Total revenues	$2,358	$2,061	14%	$4,826	$4,192	15%
Total revenues increased by $0.3 million to $2.4 million for the three months ended June 30, 2018 as compared to $2.1 million for the same period in 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2018 as compared to the prior year period.
Total revenues increased by $0.6 million to $4.8 million for the six months ended June 30, 2018 as compared to $4.2 million for the same period in 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2018 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. Cost of royalty revenues increased by $0.1 million to $0.3 million for the six months ended June 30, 2018 as compared to $0.2 million for the same period in 2017. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Direct research and development expenses	$2,673	$7,546	(65)%	$6,844	$17,550	(61)%
Employee-related expenses	3,238	3,272	(1)%	6,711	6,409	5%
Facilities, depreciation and other expenses	540	437	24%	1,162	836	39%
Total research and development expenses	$6,451	$11,255	(43)%	$14,717	$24,795	(41)%

Research and development expenses were $6.5 million for the three months ended June 30, 2018, as compared to $11.3 million in the same period in 2017, a decrease of $4.8 million, or 43%. Direct research and development expenses decreased by $4.9 million for the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to decreased costs related to clinical activities for fimepinostat and CA-170, partially offset by increased costs related to CA-4948.

Research and development expenses were $14.7 million for the six months ended June 30, 2018, as compared to $24.8 million in the same period in 2017, a decrease of $10.1 million, or 41%. Direct research and development expenses decreased by $10.7 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to a payment to Aurigene of $3.8 million for an exclusivity option in January 2017, as well as decreased costs related to clinical activities for fimepinostat and CA-170, partially offset by increased costs related to CA-4948.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Personnel	$1,166	$1,287	(9)%	$2,492	$2,674	(7)%
Occupancy and depreciation	132	114	16%	293	214	37%
Legal services	719	436	65%	1,460	846	73%
Professional and consulting services	566	488	16%	1,158	1,008	15%
Insurance costs	98	101	(3)%	202	201	—%
Stock-based compensation	753	1,171	(36)%	1,566	1,985	(21)%
Other general and administrative expenses	199	222	(10)%	443	423	5%
Total general and administrative expenses	$3,633	$3,819	(5)%	$7,614	$7,351	3%
General and administrative expenses were $3.6 million for the three months ended June 30, 2018, as compared to $3.8 million in the same period in 2017, a decrease of $0.2 million, or 5%. The decrease in general administrative expense was driven primarily by lower personnel and stock-based compensation costs offset by higher legal services for the period.
General and administrative expenses were $7.6 million for the six months ended June 30, 2018, as compared to $7.4 million in the same period in 2017, an increase of $0.3 million, or 3%. The increase in general administrative expense was driven primarily by higher legal, professional and consulting services offset by lower personnel and stock-based compensation costs for the period.
Other Expense. For the three months ended June 30, 2018 and 2017, interest expense was $1.0 million and $1.1 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 and 2017, interest expense was $2.0 million and $1.8 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, and research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights.
Public Offering of Common Stock
On September 18, 2017, we entered into an underwriting agreement with Robert W. Baird & Co. Incorporated as underwriter, under which we issued and sold 4,000,000 shares of our common stock in a public offering. The offering price to the public was $9.25 per share, and the underwriter agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $8.90 per share. We received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. We incurred other offering expenses of $0.3 million related to this transaction.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, for up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen acts as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been sold pursuant to our universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 2, 2015. As of June 30, 2018, we sold 420,796 shares of common stock under this sales agreement for net proceeds of $6.2 million. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to our universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018 and declared effective on May 17, 2018.
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
Payments to HealthCare Royalty for the six months ended June 30, 2018 totaled $5.1 million, of which $3.1 million has been applied to the principal, and the remainder satisfying interest obligations. As of June 30, 2018, Curis Royalty owed a total of $38.8 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
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
At June 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $40.4 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $16.9 million during the six months ended June 30, 2018 was primarily the result of our net loss for the period of $19.4 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $2.4 million. In addition, accounts payable and accrued liabilities decreased by $0.7 million and accounts receivable decreased by $0.6 million related to a decrease in Erivedge royalties.
Net cash used in operating activities of $24.4 million during the six-month period ended June 30, 2017 was primarily the result of our net loss for the period of $29.8 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $2.9 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.
We expect to continue to use cash in operations as we seek to advance our drug candidates and four programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $12.0 million and used cash of $6.0 million for the six months ended June 30, 2018 and 2017, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities used cash of $3.0 million for the six months ended June 30, 2018 as a result of principal payments on Curis Royalty’s loan from HealthCare Royalty of $3.1 million.
Financing activities provided cash of $31.0 million for the six months ended June 30, 2017 as a result of $45.0 million in gross proceeds from the credit agreement with HealthCare Royalty, $6.2 million in net proceeds from our at-the-market sales pursuant to our sales agreement with Cowen and $0.9 million in proceeds from the exercise of stock options, offset by full payoff as well as principal payments on Curis Royalty’s loan from BioPharma-II of $18.4 million and $2.6 million, respectively.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2018, we had an accumulated deficit of approximately $971.7 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for fimepinostat, CA-170, CA-4948 and CA-327, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at June 30, 2018 should enable us to maintain our planned operations into the second half of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of the financial statements included in this Form 10-Q, we will reduce or delay spending on our research and development programs and operating expenses to the extent we are unable to raise additional capital through our current at-the-market sale agreement with Cowen or other potential financing. Our ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing in the next 12 months, or on terms favorable to us. Our inability to obtain additional funds in the next 12 months would delay, or cause us to reduce in scope or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates, and would have a negative impact on our financial condition and ability to pursue our business strategies. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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
Subject to specified exceptions, we and Aurigene have agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in the first and third quarters of 2017. We have elected not to further exercise our exclusivity option and thus will not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene. We have, however, as provided in the agreement, elected to exercise our option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program both of the licensed programs currently in clinical trials.
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
We have no off-balance sheet arrangements as of June 30, 2018.

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
Our marketable securities and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, marketable securities since June 30, 2018, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities and long-term investments owned by us. To help manage this risk, we limit our investments to investment grade securities and deposits are with investment grade financial institutions. We believe that the realization of losses due to changes in credit spreads is unlikely as we currently have the ability to hold our investments for a sufficient period of time to recover the fair value of the investment and there is sufficient evidence to indicate that the fair value of the investment is recoverable. We do not use derivative financial instruments in our investment portfolio. We do not believe that a 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $19.4 million for the six months ended June 30, 2018, and $53.3 million, $60.4 million and $59.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $971.7 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our research and development activities for fimepinostat, CA-170, CA-4948 and CA-327 as well as development candidates we have and may continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We anticipate that our existing cash, cash equivalents and investments at June 30, 2018 should enable us to maintain our planned operations into the second half of 2019. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates.
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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the Committee for Medicinal Products for Human Use, or CHMP, approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceuticals, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to fimepinostat, CA-170 and CA-4948, as well as funding programs that we have licensed or may in the future license and develop under our collaboration with Aurigene;

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
Our drug candidates, including fimepinostat, CA-170 and CA-4948, are novel chemical entities, and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including fimepinostat, CA-170 and CA-4948. The success of our drug candidates will depend on many factors, including the following:

•
successful enrollment in, and completion of, ongoing and future clinical trials of fimepinostat, CA-170, CA-4948 and other compounds that we may develop under our collaboration agreement with Aurigene;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we will be able to obtain these approvals.
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

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of fimepinostat, CA-170 and CA-4948, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Pfizer, Nimbus Discovery, TG Therapeutics, Ligand, AstraZeneca and Bayer. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck’s Keytruda™, and Roche’s Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, and AstraZeneca PLC’s Imfinzi™ and a number of drug candidates in various stages of development (by Regeneron, Novartis AG, Tesaro Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Tesaro Inc., Bristol-Myers Squibb, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Pfizer (glasdegib / PF-04449913), Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), Pelle Pharm, Inc., (patidegib), Novartis International AG (LEQ-506) and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
The commercial success of our drug candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the U.S., no uniform policy of coverage and reimbursement for drugs exists among third-party payors and coverage and reimbursement levels for drugs can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our drug candidates will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our drugs, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our drugs, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for drugs, which could result in lower than anticipated drug revenues. If the prices for our drugs, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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
Erivedge is FDA-approved for people with advanced BCC in the U.S. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions in additional territories seeking approval to commercialize Erivedge for this same indication. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully develop and commercialize Erivedge in one or more additional indications and to demonstrate its safety and efficacy, as well as its superiority over existing therapies and standards of care. The development and commercialization of Erivedge could be unsuccessful if:

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
We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the U.S. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable us to retain development and certain commercial rights to most of our programs in at least the U.S., should we elect to do so. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
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
Patents may not issue from any of the patent applications that we own or license. If patents do issue, the type and extent of patent claims issued to us may not be sufficient to protect our technology from exploitation by our competitors. Our patents also may not afford us protection against competitors with similar technology. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Prior to March 16, 2013, in the U.S., patent applications were subject to a “first to invent” rule of law. Applications filed on or after March 16, 2013 (with the exception of certain applications claiming priority to applications filed prior to March 16, 2013, such as continuations and divisionals) are subject to new laws including a “first to file” rule of law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Additionally, how the U.S. Patent & Trademark Office and U.S. courts will interpret the new laws remains significantly uncertain at this time. We cannot be certain that any existing or future application will be subject to the “first to file” or “first to invent” rule of law, that we were the first to make the inventions claimed in our existing patents or pending patent applications subject to the prior laws, or that we were the first to file for patent protection of such inventions subject to the new laws.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our drug candidates in the U.S. or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our drug candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.
The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our drug candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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
Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad. Any approval we are granted for our drug candidates in the U.S. would not assure approval of our drug candidates in foreign jurisdictions.
In order to market and sell our drugs in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., a drug must be approved for reimbursement before the drug can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive the necessary approvals to commercialize our drugs in any market.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. We, or any future collaborators, may seek orphan drug designations for drug candidates and may be unable to obtain such designations.
Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain orphan drug exclusivity for that drug candidate. Generally, a drug with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the U.S. Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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
Receipt of Fast Track designation for one or more of our drug candidates, such as fimepinostat, may not actually lead to a faster development or regulatory review or approval process.
If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. We have received Fast Track designation for the development of fimepinostat in adult patients with relapsed or refractory (R/R) diffuse large B-cell lymphoma (DLBCL) after two or more lines of systemic therapy. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for fimepinostat or any other product candidate that may receive Fast Track designation. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. The FDA may withdraw Fast Track designation for fimepinostat, or any other product candidate that may receive Fast Track designation, if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone for fimepinostat or any other product candidate does not guarantee qualification for the FDA’s priority review procedures.

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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.
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
The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.
Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.
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
Our drug products and other materials are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our drugs and solutions outside of the U.S. must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.
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
Our common stock is currently listed on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market, including, among other things, a minimum bid price of $1.00 per share for our common stock and minimum stockholders' equity of $10 million.

Our stockholders’ equity as of June 30, 2018 was $7.1 million, which is below the minimum $10 million required by the Nasdaq Global Market, and as a result we expect to receive a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market. Generally, companies that receive such a deficiency letter have 45 days to submit a plan for regaining compliance to Nasdaq, although Nasdaq could require a shorter period of time in which to submit a plan. After a company submits a plan, Nasdaq determines whether the company has regained compliance, provides an extension of time up to 180 days from the date of the deficiency letter, or initiates delisting proceedings.
In addition, on January 2, 2018, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market that notified us that, for the 30 consecutive business days prior to January 2, 2018, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market and provided us an initial period of 180 calendar days, or until July 2, 2018, to regain compliance with the minimum bid price requirement by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Effective as of 5:00 p.m. Eastern Time on May 29, 2018, we effected a 1-for-5 reverse stock split of our common stock. As a result of the reverse stock split, the per share market price of our common stock increased and, from May 30 to June 12, 2018 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on June 13, 2018, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.
Although we currently comply with the minimum bid requirement following the reverse stock split, our bid price could fall below $1.00 per share again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $28.25 and a low price of $1.57 per share for the period January 1, 2012 through July 27, 2018. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
As of June 30, 2018, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 32.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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
(a.)On May 24, 2018, we filed a Current Report on Form 8-K (the “Report”) to announce that David Tuck, M.D., our Chief Medical Officer, provided us notice of his intention to retire from the Company, effective as of August 31, 2018. Dr. Tuck subsequently determined to retire on August 3, 2018. We and Dr. Tuck entered into a letter agreement on August 1, 2018 (the “Letter Agreement”) pursuant to which Dr. Tuck agreed to provide us with specified advisory services commencing on August 4, 2018 and extending until May 3, 2019, subject to earlier termination (the “Advisory Period”). In consideration for Dr. Tuck’s advisory services, we have agreed to (i) pay him a monthly retainer of $35,000 during the Advisory Period and (ii) reimburse him for any pre-approved reasonable, documented out-of-pocket expenses relating to his advisory services. In addition, we and Dr. Tuck have agreed to amend his stock option agreements such that his outstanding options will cease to vest as of his date of resignation on August 3, 2018. The Letter Agreement may be terminated (i) at any time upon the mutual written consent of the parties, (ii) at any time by the Company immediately upon Dr. Tuck’s breach or threatened breach of the terms of his Invention, Non-Disclosure and Non-Competition Agreement with the Company, or (iii) by the Company at any time upon Dr. Tuck’s material breach of the terms of the Letter Agreement and failure to cure such breach within five days after written notice from the Company. In the event of termination of the Letter Agreement, Dr. Tuck will be entitled to payment for services performed and expenses paid or incurred prior to the effective date of termination that have not previously been paid. The Letter Agreement also contains other customary terms and conditions relating to his advisory service.
The foregoing summary of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Curis, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2018).
10.1	Letter Agreement, entered into on August 1, 2018, by and between Curis, Inc. and David Tuck, M.D.
10.2	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.
10.3	Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2018).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 2, 2018	By:	/S/ JAMES E. DENTZER
James E. Dentzer
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)