Form 10-Q
period 2018-09-30
CURIS INC
filed 2018-11-01
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
As of October 26, 2018, there were 33,113,146 shares of the registrant’s common stock outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$25,561	$38,288
Investments	5,272	21,944
Accounts receivable	2,855	3,073
Prepaid expenses and other current assets	1,127	989
Total current assets	34,815	64,294
Property and equipment, net	312	366
Long-term investment – restricted	153	153
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$44,265	$73,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,008	$5,423
Accrued liabilities	3,300	2,793
Current portion of long-term debt, net	6,925	5,886
Total current liabilities	13,233	14,102
Long-term debt, net	30,221	35,669
Other long-term liabilities	29	34
Total liabilities	43,483	49,805
Stockholders’ Equity:
Common stock, $0.01 par value—67,500,000 shares authorized, 33,113,146 shares issued and outstanding at September 30, 2018; 45,000,000 shares authorized, 33,075,949 shares issued and 32,831,380 shares outstanding at December 31, 2017	331	331
Additional paid-in capital	979,350	977,453
Treasury stock, at cost, 0 shares at September 30, 2018 and 244,569 shares at December 31, 2017	—	(1,524)
Accumulated deficit	(978,899)	(952,265)
Accumulated other comprehensive income	—	(2)
Total stockholders’ equity	782	23,993
Total liabilities and stockholders’ equity	$44,265	$73,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Royalties	$2,781	$2,412	$7,649	$6,706
Research and development, net	66	32	24	(70)
Total revenues	2,847	2,444	7,673	6,636
Costs and expenses:
Cost of royalty revenues	154	124	417	331
Research and development	4,983	13,382	19,700	38,177
General and administrative	4,127	3,409	11,741	10,760
Total costs and expenses	9,264	16,915	31,858	49,268
Loss from operations	(6,417)	(14,471)	(24,185)	(42,632)
Other (expense) income:
Other (expense) income	—	—	—	(104)
Interest income	166	123	541	331
Interest expense	(972)	(1,109)	(2,990)	(2,884)
Total other expense, net	(806)	(986)	(2,449)	(2,657)
Net loss	$(7,223)	$(15,457)	$(26,634)	$(45,289)
Net loss per common share (basic and diluted)	$(0.22)	$(0.53)	$(0.80)	$(1.57)
Weighted average common shares (basic and diluted)	33,161,592	29,302,839	33,117,290	28,824,143
Total comprehensive loss	$(7,222)	$(15,454)	$(26,632)	$(45,285)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,634)	$(45,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	176
Stock-based compensation expense	3,309	3,980
Amortization of debt issuance costs	25	135
Non-cash interest (income) expense on investments	(131)	(31)
Changes in operating assets and liabilities:
Accounts receivable	218	3
Prepaid expenses and other assets	(138)	98
Accounts payable and accrued and other liabilities	(1,913)	78
Total adjustments	1,509	4,439
Net cash used in operating activities	(25,125)	(40,850)
Cash flows from investing activities:
Purchase of investments	(26,145)	(44,291)
Sales and maturities of investments	42,950	43,379
Purchases of property and equipment	(85)	(147)
Net cash provided by/(used in) investing activities	16,720	(1,059)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs	—	41,809
Proceeds from issuance of common stock under the Company’s share-based compensation plans	112	1,020
Proceeds from credit agreement with HealthCare Royalty Partners, III, L.P.	—	45,000
Payment of debt issuance costs	—	(192)
Payment on termination of credit agreement with BioPharma-II	—	(18,303)
Payments on Curis Royalty’s debt	(4,434)	(3,626)
Net cash (used in)/provided by financing activities	(4,322)	65,708
Net (decrease)/increase in cash and cash equivalents	(12,727)	23,799
Cash and cash equivalents, beginning of period	38,288	26,038
Cash and cash equivalents, end of period	$25,561	$49,837
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are fimepinostat (CUDC-907), CA-4948 and CA-170:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (DLBCL) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, or FDA in April 2015 and May 2018, respectively. The Company is planning a combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. The Company expects to have initial clinical data from this combination study in the second half of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company plans to have initial clinical data from this study in mid-year 2019.

•
CA-170 is currently undergoing testing in a clinical study in patients with advanced solid tumors and lymphomas. The Company has amended the current study to include mesothelioma patients and the Company plans to begin enrollment of these patients in the first half of 2019 and plans to have initial clinical data from this study with respect to mesothelioma in the second half of 2019.

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
The collaboration with Aurigene is comprised of multiple programs, and Curis has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, V-domain Ig suppressor of T cell activation (VISTA) and programmed death ligand-1 (PDL1), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints, PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of approximately $978.9 million. The Company anticipates that its $30.8 million of existing cash, cash equivalents and investments at September 30, 2018 should enable it to maintain its planned operations into the third quarter of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of these financial statements, the Company will reduce or delay spending on its research and development programs, including related clinical trials, and operating expenses to the extent it is unable to raise additional capital through its current at-the-market sale agreement with Cowen and Company, LLC, or Cowen or other potential financing. To the extent that the Company is required to implement reduced or delayed spending plans, the Company expects that such measures would enable the Company to maintain its planned operations into the first quarter of 2020. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing in the next 12 months, or on terms favorable to the Company. The Company’s inability to obtain additional funds in the next 12 months would delay, or cause the Company to reduce in scope or eliminate some of its development programs, potentially delaying the time to market for any of its product candidates, and would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2018 and the results of operations for the three and nine-month periods ended September 30, 2018 and 2017 and the cash flows for the nine-month periods ended September 30, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Summary
During the nine months ended September 30, 2018 and 2017, total gross revenues are 100% from the Company’s collaboration with Genentech.
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
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of September 30, 2018.
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
The Company recognized $2.8 million and $2.4 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $6.7 million during the nine months ended September 30, 2018 and 2017, respectively. The Company recorded costs of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss of $0.2 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively. Cost of royalty revenues is comprised of 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors. As further discussed in Note 7, the Company expects that all royalty revenues received from Genentech on net sales of Erivedge will be used to pay principal and interest under the loan received from HealthCare Royalty, until such time as the loan is fully repaid.
The Company recorded $0.1 million research and development revenue during the three months ended September 30, 2018 and an immaterial amount of research and development revenue during the three months ended September 30, 2017, and $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.

Genentech incurred expenses of an immaterial amount and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively, under this collaboration which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.

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
As of September 30, 2018, the Company has exercised its option to license four programs under the collaboration:

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.

2.
PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of VISTA and PDL1.

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
Since January 2015, the Company has paid $14.5 million in research payments and has waived $19.5 million in milestone payments under the terms of the 2016 amendment.
For each of the IRAK4, PD1/VISTA,PD1/TIM3 programs, and the fourth immuno-oncology program: the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product, under which it has made cash payments to Aurigene totaling $1.3 million.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2018 and December 31, 2017 of those financial assets and liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2018:
Cash equivalents:
Money market funds	$19,461	$—	$—	$19,461
Corporate commercial paper, bonds and notes	—	5,145	—	5,145
Municipal and government securities	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	5,272	—	5,272
Total assets at fair value	$19,461	$10,552	$—	$30,013

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2017:
Cash equivalents:
Money market funds	$35,308	$—	$—	$35,308
Municipal bonds	—	260	—	260
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	21,944	—	21,944
Total assets at fair value	$35,308	$22,204	$—	$57,512
No investments held at September 30, 2018 were transferred between levels.

6.	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$5,272	$—	$—	$5,272
Total investments	$5,272	$—	$—	$5,272
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at September 30, 2018.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Total Fair Value
Corporate bonds and notes – short-term	$21,946	$—	$(2)	$21,944
Total investments	$21,946	$—	$(2)	$21,944
Short-term investments have maturities ranging from one to 12 months with a weighted-average maturity of 0.2 years at December 31, 2017.
As of September 30, 2018, the Company did not have any debt securities in an unrealized loss position.

7.	Debt

(a)	BioPharma-II

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
During the nine months ended September 30, 2018 and 2017, Curis Royalty made payments totaling $7.4 million and $6.5 million, respectively, of which $4.4 million and $3.6 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of September 30, 2018, the Company recorded short- and long-term debt of $6.9 million and $30.2 million, respectively, and at December 31, 2017, the Company recorded short- and long-term debt of $5.9 million and $35.7 million, respectively, with such amounts recorded within the Company’s condensed consolidated balance sheets.

In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively, with such amounts included in the Company’s accrued liabilities section of its condensed consolidated balance sheets. For the three months ended September 30, 2018 and 2017, the Company recognized interest expense related to its debt of $1.0 million and $1.1 million, respectively, in the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2018 and 2017, the Company recognized interest expense related to its debt of $3.0 million and $2.9 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.
At September 30, 2018, the fair value of the debt approximates its carrying value due to the expected repayment period and because the interest rate yield is near current market rate yields. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
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

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued compensation	$2,587	$2,187
Professional fees	227	148
Accrued interest on debt (Note 7)	173	193
Other	313	265
Total	$3,300	$2,793

9.	Accounting for Stock-Based Compensation
As of September 30, 2018, the Company had two shareholder-approved, share-based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the board of directors in April 2017 and approved by shareholders in June 2017, which amended the 2010 Employee Stock Purchase Plan, and the (ii) the Third Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the board of directors in March 2018 and approved by shareholders in May 2018, which was amended to, among other things, add an additional 11,950,000, or 2,390,000 on a post-reverse stock split basis, shares under the 2010 Plan, and set a new expiration date of May 14, 2028 for the 2010 Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Effective as of 5:00 p.m. Eastern Time on May 29, 2018, the number of shares of common stock available for issuance under the plans and the number of shares of common stock issuable upon the exercise of then outstanding options have been adjusted to reflect a 1-for-5 reverse stock split.
During the nine months ended September 30, 2018, the Company’s board of directors granted options to purchase a total of 1,982,596 shares of the Company’s common stock to employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 1,545,596 shares were granted to employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates. The Company’s board of directors granted the remaining options to purchase 437,000 shares of the Company’s common stock to its officers in January 2018. Such stock options have an exercise price equal to $3.45 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period; provided that such awards would terminate and be forfeited if the Company’s stockholders did not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options would not be exercisable and no common stock would be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders. As mentioned above, the shareholders approved such amendment in May 2018 and options to purchase an aggregate of 437,000 shares of common stock were awarded to the Company’s officers.
Also during the nine months ended September 30, 2018, the Company’s board of directors granted restricted stock awards, or RSAs, to officers of the Company for an aggregate amount of 109,250 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
During the nine months ended September 30, 2018, the Company’s board of directors granted RSAs to its non-employee directors for an aggregate amount of 185,000 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 100% of the shares underlying the RSA on the first anniversary of the date of grant, subject to continued service to the Company over the course of such year.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the nine months ended September 30, 2018 and 2017 based on the assumptions noted in the following table:

	Nine Months Ended September 30,
	2018	2017
Expected life (years) - employees	5.5	5.5
Expected life (years) - officers	5.5	5.5
Expected life (years) – directors	6.25	6.25
Risk-free interest rate	2.5-3.0%	2.0-2.1%
Volatility	66-73%	63-64%
Dividends	None	None

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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,206,858	$12.08
Granted	1,982,596	2.58
Exercised	—	—
Canceled	(1,386,817)	10.14
Outstanding, September 30, 2018	3,802,637	$7.84	6.68	$122
Exercisable at September 30, 2018	1,759,429	$11.94	3.97	$—
Vested and unvested expected to vest at September 30, 2018	3,384,567	$8.43	6.35	$88
The weighted average grant-date fair values of these stock options granted during the nine months ended September 30, 2018 and 2017 were $1.46 and $7.15, respectively. As of September 30, 2018, there was approximately $4.0 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures, that is expected to be recognized as expense over a weighted-average period of 3.21 years. There were no options exercised during the nine months ended September 30, 2018. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2017 was $1.0 million.
The following table presents a summary of outstanding RSAs under the 2010 Plan as of September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	—	$—
Awarded	294,250	3.45
Vested	—	—
Forfeited	(68,000)	3.45
Outstanding, September 30, 2018	226,250	$3.45
As of September 30, 2018, there were 226,250 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $1.0 million. As of September 30, 2018, there were approximately $0.3 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 0.86 years.
Employee Stock-Based Compensation Expense
The Company recorded a total of $0.8 million and $2.9 million, respectively, in compensation expense for the three and nine months ended September 30, 2018 and $1.3 million and $4.0 million, respectively, for the three and nine months ended September 30, 2017 related to employee and director stock option grants. The total fair values of vested stock options for each of the nine months ended September 30, 2018 and 2017 was $3.2 million and $2.8 million, respectively.
The Company recorded $0.1 million and $0.4 million in compensation expense during the three and nine months ended September 30, 2018, net of expected forfeitures, related to officer and director restricted stock awards.
Total Stock-Based Compensation Expense
For the three and nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$295	$370	$1,143	$1,072
General and administrative expenses	600	923	2,166	2,908
Total stock-based compensation expense	$895	$1,293	$3,309	$3,980

10.	Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss) as of September 30, 2018 and 2017:

Unrealized Loss on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized loss on marketable securities	2
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	2
Balance, as of September 30, 2018	$—
The above amounts do not reflect a tax effect because the Company expects to record a net loss for 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2016	$(4)
Unrealized loss on marketable securities	4
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income	4
Balance, as of September 30, 2017	$—

11.	Common Stock and Treasury Stock
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
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended September 30, 2018 and 2017, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 3,802,637 and 3,398,760 as of September 30, 2018 and 2017, respectively.

13.	Related Party Transactions
(a)Letter Agreement with David Tuck

On May 24, 2018, the Company announced that David Tuck, M.D., Chief Medical Officer, provided notice of his intention to retire from the Company, effective as of August 31, 2018. Dr. Tuck subsequently determined to retire on August 3, 2018. The Company and Dr. Tuck entered into a letter agreement on August 1, 2018 (the “Letter Agreement”) pursuant to which Dr. Tuck agreed to provide the Company with specified advisory services commencing on August 4, 2018 and extending until May 3, 2019, subject to earlier termination (the “Advisory Period”). In consideration for Dr. Tuck’s advisory services, the Company has agreed to (i) pay him a monthly retainer of $35,000 during the Advisory Period and (ii) reimburse him for any pre-approved reasonable, documented out-of-pocket expenses relating to his advisory services. In addition, the Company and Dr. Tuck have agreed to amend his stock option agreements such that his outstanding options will cease to vest as of his date of resignation on August 3, 2018. The Letter Agreement may be terminated (i) at any time upon the mutual written consent of the parties, (ii) at any time by the Company immediately upon Dr. Tuck’s breach or threatened breach of the terms of his Invention, Non-Disclosure and Non-Competition Agreement with the Company, or (iii) by the Company at any time upon Dr. Tuck’s material breach of the terms of the Letter Agreement and failure to cure such breach within five days after written notice from the Company. In the event of termination of the Letter Agreement, Dr. Tuck will be entitled to payment for services performed and expenses paid or incurred prior to the effective date of termination that have not previously been paid. The Letter Agreement also contains other customary terms and conditions relating to his advisory service.

While the Company may utilize Dr. Tuck's consulting services in the future, the Company deemed the services to be a reduced level of service and not substantive. Under ASC 450, Contingencies, when an employee terminates and enters into a consulting agreement and the services to be provided are not deemed substantive, the transaction should be accounted for as a severance arrangement with no future service requirement. Based on this guidance, the Company recognized $0.3 million of expense during the three and nine months ended September 30, 2018 representing the total obligation under the Letter Agreement.

14.	New Accounting Pronouncements
Recently Issued and Adopted
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation - Stock Compensation. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted, but no earlier than an entity's adoption date of ASC 606, Revenue from Contracts with Customers. The Company did not have any outstanding nonemployee awards as of June 30, 2018, and adopted this update as of that date. There is no impact on the Company's consolidated financial statements.
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
Recently Issued, Not Yet Adopted
In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. In addition, the FASB recently issued ASUs 2018-10 and 2018-11, all of which are further clarifying amendments to ASU 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company has begun to assess the current state of accounting for leases, to catalog all current leases effected and understand the gaps between the current state and required future state and to implement the new processes and controls required. The Company currently expects that adoption of this standard will increase both total assets and liabilities in its consolidated financial statements and is currently evaluating whether the impact will be material.

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
Overview
We are a biotechnology company seeking to develop and commercialize innovative and effective drug candidates for the treatment of human cancers. Our clinical stage drug candidates are:

•
Fimepinostat (CUDC-907), for which our clinical studies in patients with relapsed refractory DLBCL including those with MYC alterations are ongoing. Fimepinostat was granted Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 by the FDA for the treatment of DLBCL. We are planning a Phase 1 combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. We expect to have initial clinical data from this combination study in the second half of 2019;

•
CA-4948, for which, in January 2018 we initiated a dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations. We plan to have initial clinical data from this study in mid-year 2019; and

•
CA-170, for which we are currently conducting a clinical study in patients with advanced solid tumors and lymphomas. We have amended the current study to include mesothelioma patients. We plan to begin enrollment of these patients in the first half of 2019 and plan to have initial clinical data from this study with respect to mesothelioma in the second half of 2019.

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
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immune-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of September 30, 2018, we have licensed four programs under the Aurigene collaboration.

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
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of fimepinostat, as well as CA-4948 and CA-170 in collaboration with Aurigene in the near term.
We recently implemented a reduction of costs and re-allocation of resources from preclinical activities to clinical activities to strengthen focus on clinical development. We expect the net result of expense reductions in pre-clinical R&D and G&A expenditure and targeted increases in clinical operations to result in a total cash burn reduction from approximately $11 million to $8 million per quarter.

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $978.9 million as of September 30, 2018.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all.
We anticipate that our existing cash, cash equivalents and investments at September 30, 2018 should enable us to maintain our planned operations into the third quarter of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of the financial statements included in this Form 10-Q, we will reduce or delay spending on our research and development programs, including clinical trials, and operating expenses to the extent we are unable to raise additional capital through our current at-the-market sale agreement with Cowen or other potential financing. To the extent that we are required to implement reduced or delayed spending plans, we expect that such measures would enable us to maintain our planned operations into the first quarter of 2020. For a further discussion of our liquidity and funding requirements and related risks and uncertainties, see “Liquidity and Capital Resources - Funding Requirements.”

Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete clinical trials for fimepinostat, CA-4948, and CA-170, and that these clinical trials generate favorable data in the near term;

•
Aurigene’s ability to advance additional preclinical immuno-oncology, and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically;

•	Genentech and Roche’s ability to continue to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	our ability to raise the substantial additional financing required to fund our operations through our at-the-market sale facility with Cowen or other potential financing.
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
The obligations of Curis Royalty under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default as defined in the credit agreement. As of September 30, 2018, the outstanding principal and interest due under the loan is $37.5 million.
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
The following graphic outlines the current status of our programs:

PRECLINICAL
CLINICAL
MARKETED
Indication
Proof of Principle
Safety
Dose Optimization
Clinical Activity
Pivotal
Commercial
Heme Malignancies
Fimepinostat
HDAC/PI3K
MYC-altered DLBCL
FDA Fast Track Designation
CA-4948*
IRAK4
MYD88/TLR-altered DLBCL, WM
CA-4948*
IRAK4
IL-1R/TLR-altered AML
Immune Checkpoint Inhibitors
CA-170*
VISTA/PDL1
VISTA-expressing Cancers
CA-327*
TIM3/PDL1
TIM3-expressing Cancers
Approved Drug
Erivedge**
Hedgehog
Basal Cell Carcinoma

* IP licensed from Aurigene

** IP licensed to Genentech (Curis receives royalty income)

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

Results of Operations
Three and Nine Months Ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenues	$2,847	$2,444	16%	$7,673	$6,636	16%
Costs and expenses:
Cost of royalty revenues	154	124	24%	417	331	26%
Research and development	4,983	13,382	(63)%	19,700	38,177	(48)%
General and administrative	4,127	3,409	21%	11,741	10,760	9%
Other expense, net	806	986	(18)%	2,449	2,657	(8)%
Net loss	$(7,223)	$(15,457)	(53)%	$(26,634)	$(45,289)	(41)%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,781	$2,412	15%	$7,649	$6,706	14%
Research and development, net	66	32	106%	24	(70)	(134)%
Total revenues	$2,847	$2,444	16%	$7,673	$6,636	16%
Total revenues increased by $0.4 million to $2.8 million for the three months ended September 30, 2018 as compared to $2.4 million for the same period in 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended September 30, 2018 as compared to the prior year period.

Total revenues increased by $1.1 million to $7.7 million for the nine months ended September 30, 2018 as compared to $6.6 million for the same period in 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the nine months ended September 30, 2018 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues increased by $0.1 million to $0.2 million for the three months ended September 30, 2018 as compared to $0.1 million for the same period in 2017. Cost of royalty revenues increased by $0.1 million to $0.4 million for the nine months ended September 30, 2018 as compared to $0.3 million for the same period in 2017. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Direct research and development expenses	$2,057	$10,087	(80)%	$8,901	$27,637	(68)%
Employee-related expenses	2,439	2,780	(12)%	9,150	9,189	—%
Facilities, depreciation and other expenses	487	515	(5)%	1,649	1,351	22%
Total research and development expenses	$4,983	$13,382	(63)%	$19,700	$38,177	(48)%

Research and development expenses were $5.0 million for the three months ended September 30, 2018, as compared to $13.4 million in the same period in 2017, a decrease of $8.4 million, or 63%. Direct research and development expenses decreased by $8.0 million for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to decreased costs related to clinical activities and manufacturing for fimepinostat, CA-170 and CA-4948 and due to a payment to Aurigene of $3.8 million for an exclusivity option in September 2017.

Research and development expenses were $19.7 million for the nine months ended September 30, 2018, as compared to $38.2 million in the same period in 2017, a decrease of $18.5 million, or 48%. Direct research and development expenses decreased by $18.7 million for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to two payments to Aurigene of $3.8 million each for an exclusivity option in January and September 2017, as well as decreased costs related to clinical activities and manufacturing for fimepinostat and CA-170, partially offset by increased costs related to CA-4948.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, exclusivity option payments, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase/ (Decrease)	For the Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Personnel	$1,789	$1,025	75%	$4,281	$3,699	16%
Occupancy and depreciation	133	115	16%	426	329	29%
Legal services	773	667	16%	2,234	1,513	48%
Professional and consulting services	535	393	36%	1,693	1,401	21%
Insurance costs	102	99	3%	304	300	1%
Stock-based compensation	600	923	(35)%	2,166	2,908	(26)%
Other general and administrative expenses	195	187	4%	637	610	4%
Total general and administrative expenses	$4,127	$3,409	21%	$11,741	$10,760	9%

General and administrative expenses were $4.1 million for the three months ended September 30, 2018, as compared to $3.4 million in the same period in 2017, an increase of $0.7 million, or 21%. The increase in general administrative expense was driven primarily by higher personnel and professional and consulting services partially offset by lower stock-based compensation for the period.
General and administrative expenses were $11.7 million for the nine months ended September 30, 2018, as compared to $10.8 million in the same period in 2017, an increase of $0.9 million, or 9%. The increase in general administrative expense was driven primarily by higher personnel, legal, professional and consulting services partially offset by lower stock-based compensation costs for the period.
Other Expense. For the three months ended September 30, 2018 and 2017, interest expense was $1.0 million and $1.1 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018 and 2017, interest expense was $3.0 million and $2.9 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, for up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen acts as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been sold pursuant to our universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on September 2, 2015. As of September 30, 2018, we sold 420,796 shares of common stock under this sales agreement for net proceeds of $6.2 million. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to our universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018 and declared effective on May 17, 2018.
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
Payments to HealthCare Royalty for the nine months ended September 30, 2018 totaled $7.4 million, of which $4.4 million has been applied to the principal, and the remainder satisfying interest obligations. As of September 30, 2018, Curis Royalty owed a total of $37.5 million, gross of issuance costs, to HealthCare Royalty, including accrued interest.
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
At September 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $30.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $25.1 million during the nine months ended September 30, 2018 was primarily the result of our net loss for the period of $26.6 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $3.3 million. In addition, changes in the balances of certain of our assets and liabilities had an unfavorable effect on cash including a net decrease in accounts payable and accrued liabilities of $1.9 million, offset slightly by a decrease in accounts receivable of $0.2 million.
Net cash used in operating activities of $40.9 million during the nine-month period ended September 30, 2017 was primarily the result of our net loss for the period of $45.3 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation, totaling $4.3 million. In addition, changes in the balances of certain of our assets and liabilities had a favorable effect on cash, including an increase in accounts payable and a decrease in accounts receivable.
We expect to continue to use cash in operations as we seek to advance our drug candidates and four programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $16.7 million and used cash of $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, resulting primarily from net investment activity from purchases and maturities of investments for the respective periods.
Financing activities used cash of $4.3 million for the nine months ended September 30, 2018 as a result of principal payments on Curis Royalty’s loan from HealthCare Royalty of $4.4 million.

Financing activities provided cash of $65.7 million for the nine months ended September 30, 2017 as a result of $45.0 million in gross proceeds from the credit agreement with HealthCare Royalty, an aggregate of $41.8 million in net proceeds from the public offering underwritten by Baird and our at-the-market sales pursuant to our sales agreement with Cowen and $1.0 million in proceeds from the exercise of stock options, offset by full payoff as well as principal payments on Curis Royalty’s loan from BioPharma-II of $18.4 million and $3.6 million, respectively.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2018, we had an accumulated deficit of approximately $978.9 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our current and future research and development activities for fimepinostat, CA-4948 and CA-170, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at September 30, 2018 should enable us to maintain our planned operations into the third quarter of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of the financial statements included in this Form 10-Q, we will reduce or delay spending on our research and development programs, including clinical trials, and operating expenses to the extent we are unable to raise additional capital through our current at-the-market sale agreement with Cowen or other potential financing. To the extent that we are required to implement reduced or delayed spending plans, we expect that such measures would enable us to maintain our planned operations into the first quarter of 2020. Our ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing in the next 12 months, or on terms favorable to us. Our inability to obtain additional funds in the next 12 months would delay, or cause us to reduce in scope or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates, and would have a negative impact on our financial condition and ability to pursue our business strategies. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 14, “New Accounting Pronouncements,” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $26.6 million for the nine months ended September 30, 2018, and $53.3 million, $60.4 million and $59.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $978.9 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for fimepinostat, CA-4948 and CA-170 as well as development candidates we have and may continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
We anticipate that our existing cash, cash equivalents and investments at September 30, 2018 should enable us to maintain our planned operations into the third quarter of 2019. In order to ensure adequate cash resources for 12 months from the issuance date of the financial statements included in this Form 10-Q, we will reduce or delay spending on our research and development programs, including related clinical trials, and operating expenses to the extent we are unable to raise additional capital through our current at-the-market sale agreement with Cowen or other potential financing. To the extent that we are required to implement reduced or delayed spending plans, we expect that such measures would enable us to maintain our planned operations into the first quarter of 2020. Our ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing in the next 12 months, or on terms favorable to us. Our inability to obtain additional funds in the next 12 months would delay, or cause us to reduce in scope or eliminate some of our development programs, potentially delaying the time to market for any of our product candidates, and would have a negative impact on our financial condition and ability to pursue our business strategies.
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

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to fimepinostat, CA-4948 and CA-170, as well as funding programs that we have licensed or may in the future license and develop under our collaboration with Aurigene;

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
Our drug candidates, including fimepinostat, CA-4948 and CA-170, are novel chemical entities, and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including fimepinostat, CA-4948 and CA-170. The success of our drug candidates will depend on many factors, including the following:

•
successful enrollment in, and completion of, ongoing and future clinical trials of fimepinostat, CA-4948, CA-170 and other compounds that we may develop under our collaboration agreement with Aurigene;

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
Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of fimepinostat, CA-4948 and CA-170, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Nimbus Discovery, TG Therapeutics, Ligand, AstraZeneca, Rigel and Bayer. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck’s Keytruda™, Roche’s Tecentriq™, Merck KGaA / Pfizer’s Bavencio™, AstraZeneca PLC’s Imfinzi™ and Regeneron/Sanofi’s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, Tesaro Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte, Tesaro Inc., Bristol-Myers Squibb, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Pfizer (glasdegib / PF-04449913), Eli Lilly and Company/Igynta (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), Pelle

Pharm, Inc., (patidegib), Novartis International AG/Sun Pharma (LEQ-506) and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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

We depend upon our senior management team. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our officers all serve pursuant to “at will” employment arrangements and can terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In the future, we may be dependent on other members of our management, scientific and development team.
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
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010, or the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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
Our common stock is currently listed on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market, including, a minimum bid price of $1.00 per share for our common stock, and other continued listing requirements.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $28.25 and a low price of $1.36 per share for the period January 1, 2012 through October 26, 2018. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
As of September 30, 2018, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 32.3% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could harm the market price of our common stock by:

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

Item 6.	Exhibits

Exhibit Number	Description

10.1
Letter Agreement, entered into on August 1, 2018, by and between Curis, Inc. and David Tuck, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2018).

10.2	Employment Agreement, dated March 29, 2016, as amended September 24, 2018, by and between Curis, Inc. and James E. Dentzer
10.3	Separation Agreement, dated September 26, 2018, by and between Curis, Inc. and Ali Fattaey, Ph.D.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 1, 2018	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Acting Principal Financial and Accounting Officer)