Form 10-K
period 2018-12-31
CURIS INC
filed 2019-03-26
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2018 was approximately $38.7 million. As of March 19, 2019, there were 33,150,780 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 23, 2019, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2018 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I
Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any expectations of revenue, expenses, earnings or losses from operations, or other financial results; statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” , “will”, “strategy”, “potential”, “should”, “would and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed, among other places, in Item 1A., “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report and in our Securities and Exchange Commission reports filed after this report.
The forward-looking statements included in this annual report represent our estimates as of the filing date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.
Other Information
Unless otherwise indicated, all information in this annual report on Form 10-K gives effect to a 1-for-5 reverse stock split of Curis' common stock, that became effective on May 29, 2018. All common shares and per share amounts have been adjusted to reflect such reverse stock split.
Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to Curis, Inc. and its subsidiaries, on a consolidated basis. We use the terms “Curis” to refer to Curis, Inc. on a stand-alone basis.

ITEM 1.	BUSINESS
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:
•Fimepinostat (“CUDC-907”), our internally-developed drug candidate for which our clinical studies in patients with relapsed refractory diffuse large B-cell lymphoma ("DLBCL")including those with MYC alterations are ongoing. Fimepinostat was granted Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 by the FDA for the treatment of DLBCL. We are planning a Phase 1 combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. We expect to report initial clinical data from this combination study in the second half of 2019;
•CA-4948, for which, in January 2018 we initiated a dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations. We expect to report initial Phase 1 clinical data from this study in mid-year 2019; and
•CA-170, for which we are currently conducting a clinical study in patients with advanced solid tumors and lymphomas. We have amended the protocol for the current study to include mesothelioma patients. We announced in January 2019 that we have begun enrollment of these patients and expect to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND, stage oncology drug candidate. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene.
In addition, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
Finally, on January 18, 2015 we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of December 31, 2018, we have licensed four programs under the Aurigene collaboration.

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
Hedgehog
Basal Cell Carcinoma

* IP licensed from Aurigene

** IP licensed to Genentech (Curis receives royalty income)

 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third parties. For the years ended December 31, 2018 and 2017, milestone and royalty payments from Genentech accounted for $10.4 million, or 100% and $9.8 million, or 99%, respectively, of our revenue, all of which was related to the development and commercialization of Erivedge.
Fimepinostat
Fimepinostat was invented by Curis scientists and is an oral, dual inhibitor of HDAC and PI3K enzymes. Specifically, fimepinostat inhibits HDACs 1, 2, 3, 6 and 10 and PI3K-alpha, delta and beta isoforms. Inhibitors of HDAC enzymes can affect a number of cell functions and cancer cell viability by regulating the acetylation of both histone and non-histone substrates. Multiple inhibitors of HDACs have been approved by the FDA for treatment of hematologic malignancies. PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. Two PI3K inhibitors are currently approved by the FDA for treatment of patients with B cell malignancies. Fimepinostat has shown potent antitumor activity in a variety of hematologic tumor models such as non-Hodgkin’s lymphoma, including some with alterations in MYC oncogene, and multiple myeloma.
Non-clinical results indicate that at the mechanistic level, fimepinostat effectively downregulates MYC protein levels in MYC-altered and MYC-dependent cells and tumor models, consistent with the roles of HDAC and PI3K in MYC regulation. These results provide a mechanistic rationale for the clinical development of fimepinostat in MYC-driven malignancies.
Clinical development of fimepinostat began in January 2013. Based on examination of multiple dose and schedules of administration in the Phase 1 trial, the recommended dose of fimepinostat was determined to be once daily oral administration of 60 mg dose using a 5 days “on”/2 days “off” schedule in 21-day cycles.  The most common drug related adverse events, or AEs, reported in the Phase 1 trial were low grade, meaning Grade 1 and 2, diarrhea, fatigue and nausea.  Dose limiting toxicities, or DLTs, have consisted of diarrhea and hyperglycemia, however no DLTs occurred at the recommended dose and schedule.  Other drug-related Grade 3 or Grade 4 AEs reported in three or more patients included thrombocytopenia and neutrophil decrease, which are hematologic AEs, as well as diarrhea, hyperglycemia and fatigue, which are non-hematologic AEs. In the expansion stage of the Phase 1 trial, fimepinostat was tested as monotherapy or in combination with rituximab in patients with relapsed or refractory DLBCL, a type of non-Hodgkin’s Lymphoma.
The Phase 2 study of monotherapy fimepinostat in patients with relapsed or refractory DLBCL, including those whose tumor harbors alterations of the MYC oncogene is ongoing, and is designed to enroll up to 100 patients with DLBCL with

MYC alteration. Study objectives include measurement of objective response rate, progression-free survival, overall survival, duration of response, incidence and severity of adverse events and other safety parameters, and characterization of the pharmacokinetics of fimepinostat.
Data from the two clinical studies with fimepinostat have resulted in a number of patients with relapsed or refractory DLBCL (3rd line or later) achieving durable complete and partial responses. Overall, based on the combined results from a Phase 1 trial and interim analysis of the Phase 2 study, the objective response rate (ORR) in the MYC-altered patients was 14/60 (23%). These responses appear to be durable with a median duration of response of 13.6 months, with many of the patients currently continuing treatment. In comparison, based on the same combined results from the Phase 1 trial and Phase 2 interim analysis, the ORR was 3/22 (13.6%) with median duration of response of 8.8 months for MYC negative patients in these studies. An additional set of patients who had incomplete MYC testing, with only negative results if any, were considered MYC unknown had an ORR of 2/23 (8.7%) with response duration of 10.8 months.
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
In light of the substantial unmet need for more effective therapies, in April 2015 and May 2018, respectively the FDA granted fimepinostat orphan drug and fast track designations for the treatment of DLBCL.
We are planning a Phase 1 combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. We expect to report initial clinical data from this combination study in the second half of 2019.
We are party to an agreement with The Leukemia and Lymphoma Society, or LLS, dated November 2011, and as amended in August 2015. We agreed to make up to $1.7 million in future payments to LLS, which equals the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to the achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the fimepinostat program in hematological malignancies. However, if fimepinostat does not continue to meet its clinical safety endpoints in ongoing and future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
CA-4948
CA-4948 is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
CA-4948 is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. CA-4948 has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of acute myeloid leukemia ("AML") and myelodysplastic syndromes ("MDS"). In January 2018 we initiated a dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations. We expect to report initial Phase 1 clinical data from this study in mid-year 2019.
CA-170
CA-170 is an oral small molecule drug candidate that is designed to selectively target VISTA and PDL1 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-170 is being developed by us under our collaboration with Aurigene.
CA-170 can potently rescue effector functions of T cells, such as cytokine secretion and proliferation, which are inhibited in the presence of VISTA and PDL1/L2 checkpoint proteins. CA-170 has demonstrated high selectivity, and is unable to rescue T cells functions in the presence of other checkpoint protein molecules such as TIM3, CTLA4, LAG-3 and BTLA. Additionally, in multiple syngeneic mouse tumor models (such as melanoma and colon cancer), oral administration of CA-170 was demonstrated to result in anti-tumor activity but no such activity was observed in immune deficient mice, suggesting that the in vivo anti-cancer effects of CA-170 require an intact immune system.
In June 2016, we dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2018, we presented preliminary clinical data from the ongoing dose escalation stage of CA-170's Phase 1 trial at the Society for Immunotherapy of Cancer, or SITC, Meeting. The data demonstrated that CA-170 has a dose proportional and predictable PK profile in patients treated orally at various doses in the ongoing dose escalation stage of the study. Additionally, evaluation of patient blood samples demonstrated that CA-170 appears to be biologically active in modulating the immune system, with a several-fold increase in percentage of circulating CD8+ T cells expressing activation markers within 24 hours of oral dosing. As compared to pre-dosing, there was a marked increase in the population of CD8+ T cells detected in the post-treatment tumor biopsy samples in multiple patients. The data presented also demonstrated that multiple patients experienced tumor shrinkages, including two patients each with non-small cell lung cancer and melanoma, and one patient each with follicular lymphoma, esophageal, squamous carcinoma of the head and neck, and Hodgkin lymphoma. CA-170 was well tolerated up to the highest dose tested, 1200 mg twice daily oral administration, as of December 2018.
We have amended the protocol for the current study to include mesothelioma patients. We announced in January 2019 that we have begun enrollment of these patients and expect to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.
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

In connection with the collaboration agreement, we issued to Aurigene 3,424,026 shares of our common stock valued at $24.3 million at the time of issuance in partial consideration for the rights granted to us under the collaboration agreement which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 2,041,666 shares of our common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, for example in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of December 31, 2018, we have exercised our option to license the following four programs under the collaboration:

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
For each of our licensed programs (as described above) we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in the first and third quarters of 2017. We have elected not to further exercise our exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene. We elected to exercise our option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program in 2018. In 2019, we elected not to further extend, on a program-by-program, year-by-year basis, exclusivity for the IRAK4 Program and the PD1/VISTA Program.
Since January 2015, we have paid $14.5 million in research payments, and have waived $19.5 million in milestones under the terms of the 2016 amendment.
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
In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country's regulatory authority in another country and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015, and we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement described below, Curis has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement, which we refer to as the “Retained Royalty Amounts”.
As a result of our licensing agreements with various universities, we are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which the amount will decrease to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge.
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
In November 2012, we formed a wholly-owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II. In connection with the loan, we transferred to Curis Royalty our rights to receive royalty and royalty related payments on the commercial sales of Erivedge that we receive from Genentech, and any payment made by Genentech to us pursuant to Genentech’s indemnification obligations under the collaboration agreement. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty related payments. The loan constituted an obligation of Curis Royalty and was non-recourse to Curis.
Under the terms of the credit agreement, with BioPharma-II, quarterly royalty and royalty-related payments from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expect such revenues would have been used to pay down such loan until it is repaid in full. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
In March 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing and terminating the loan from BioPharma-II. HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used, in part, to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to us as sole equity member of Curis Royalty. As of December 31, 2018, Curis Royalty owed HealthCare Royalty a total of $35.8 million , which was comprised of principal and accrued interest. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019 we terminated the loan with HealthCare Royalty, and repaid in full all amounts outstanding under the credit agreement. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
In connection with our repayment and termination of the credit agreement with HealthCare Royalty, on March 22, 2019, we and Curis Royalty entered into a royalty interest purchase agreement, referred to as the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, for the purpose of providing operating cash flow and extinguishing the credit agreement with HealthCare Royalty. In connection with entering in the Oberland Purchase Agreement, Curis Royalty and the Agent also entered into a security agreement, we and the Agent entered into a pledge agreement and we and Curis Royalty entered into a consent and payment direction letter agreement with Genentech.
Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-US royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal under the credit agreement with HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the credit agreement, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments as described in clauses (4) and (5) of the following paragraph pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021 and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
Pursuant to the terms of the Oberland Purchase Agreement, so long as an event of default by Curis Royalty has not occurred under the security agreement, royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement in each calendar year shall be allocated in the following order: (1) Curis Royalty shall receive payments reflecting the Retained Royalty Amounts (as defined above) to the extent actually paid by Genentech under the Genentech collaboration agreement, (2) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions subject to a specified percentage cap and/or a specified period of time, (3) Curis Royalty shall receive a fixed amount of payments to reimburse intellectual property and other enforcement costs, whether or not actually incurred by us, (4) the Purchasers shall receive 100.0% of all payments up to $13.19 million in the aggregate in such calendar year, and (5) any additional payments in such calendar year shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers.
The Oberland Purchase Agreement also provides that, so long as an event of default by Curis Royalty has not occurred under the security agreement, if Curis Royalty recovers any monetary award or settlement or any other non-ordinary course lump sum payment made in respect of the royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement that does not specifically relate to any calendar period, then such payment or other recovery shall be allocated in the following order: (1) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions up to a specified percentage cap, (2) the Purchasers shall receive 100.0% of all such payments up to an amount equal to the product of $13.19 million and the number of full calendar years, and any fraction thereof, in the period beginning on the first day of the calendar quarter in which such payment or other recovery is received and ending on December 31, 2028, subject to certain exceptions, and (3) any additional payment shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers. Following an event of default under the security agreement, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the foregoing two paragraphs and instead retain all such payments.
In addition, the Oberland Purchase Agreement provides that after the occurrence of an event of default by Curis Royalty under the security agreement, as described below, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low-mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described above.
Pursuant to the security agreement, Curis Royalty granted to the Agent a first priority lien and security interest in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments pursuant to a security agreement. The security interest secures the obligations of Curis Royalty arising under the Oberland Purchase Agreement, the security agreement or otherwise with respect to the due and prompt payment of (i) an amount equal to the Put/Call Price and (ii) all fees, costs, expenses, indemnities and other payments of Curis Royalty under or in respect of the Oberland Purchase Agreement and the security agreement. Additionally, in connection with the transaction, Curis granted to the Agent a first priority lien and security interest of Curis’ equity interest in Curis Royalty pursuant to a pledge agreement. For further discussion, please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
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
In the U.S., as of December 31, 2018, we have 80 issued or allowed patents expiring on various dates between 2019 and 2036 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
Fimepinostat and other Targeted Drug Candidates.    As of December 31, 2018, we have 28 issued U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
CA-170, CA-4948, CA-327 and Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs, the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2018, there are ten issued or allowed U.S. patents included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2018, we have 36 issued or allowed U.S. patents expiring on various dates between 2019 and 2033, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog proteins, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
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
Research and Development Program
As of December 31, 2018, our research and development group consisted of 21 employees, including medical doctors, molecular biologists, cell biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies required by the FDA.

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
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2.6 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.
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
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
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
The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
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
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA‑approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so‑called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.
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

Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and is currently expected to be extended to either April 12, 2019 or May 22, 2019; however, the terms and duration of any such extension are uncertain at this time. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the U.K.
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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
For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
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

•
the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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
By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

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

•
the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•
established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the

repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
Fimepinostat:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially-available drugs that individually target HDAC. For example, commercially available HDAC inhibitors include Farydak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Co., Istodax™ (romidepsin), which is produced by Celgene Corporation, Beleodaq™ (belinostat) which is produced by Spectrum Pharmaceuticals and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Mirati Therapeutics (mocetinostat), Syndax Pharmaceuticals, Inc. (entinostat), MEI Pharma, Inc. (pracinostat), Regenacy Pharmaceuticals, LLC (ricolinostat), Italfarmaco S.p.A. (givinostat), Celleron Therapeutics (CXD101), Viracta Therapeutics, Inc. (nanatinostat), Xynomic Pharmaceuticals (abexinostat), and HUYA Bioscience International (HBI-8000). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There are currently three approved isoform specific PI3K inhibitors on the market, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Aliqopa® (copanlisib), which is marketed by Bayer AG, and Copiktra™ (duvelisib), which is marketed by Verastem, Oncology. Other companies developing PI3K inhibitors include Adlai Nortye (buparlisib) Novartis International AG (alpelisib,CDZ173/leniolisib), Genentech / Roche (RG6114/GDC-0077), Takeda Pharmaceutical Company (TAK-117), GlaxoSmithKline plc (GSK2636771), Pfizer, (gedatolisib/PF-05212384), Sanofi (voxtalisib/XL765/SAR245409), TG Therapeutics, (umbralisib/TGR-1202), and Incyte Corporation (INCB050465).
Licensed Programs Under Aurigene Collaboration.    We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Pfizer Inc., Nimbus Discovery/Genentech, TG Therapeutics Inc., Merck & Co., Bristol Myers Squibb Company and Amgen, Inc. In addition, there are multiple approved drugs that target PD1/ PDL1 interactions, including Bristol-Myers Squibb Company's Opdivo™, Merck & Co., Inc.’s Keytruda™, Roche’s Tecentriq™, Merck & Co., Inc. and Pfizer Inc.'s, Bavencio™ and AstraZeneca plc's Imfinzi™.
Erivedge.   In 2015, Sun Pharmaceuticals Industries Ltd's sonidegib (Odomzo®), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union. Other commercially available Hedgehog pathway inhibitors include Pfizer Inc.'s glasdegib (Daurismo™). We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway, including: Eli Lilly and Company (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm Inc. (patidegib), and Senhwa BiosciencesInc. (silmitasertib / CX-4945).
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
Employees
As of December 31, 2018, we had 31 full-time employees, of whom 7 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 21 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.
Executive Officers of the Registrant
Our executive officers as of March 26, 2019 are as follows:

Name	Age	Position
James Dentzer	52	President and Chief Executive Officer
Robert Martell, M.D., Ph.D.	56	Head of Research and Development
James Dentzer
Mr. Dentzer has served on our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Dentzer joined the Company in March 2016 as Chief Administrative Officer, Chief Financial Officer, Secretary, and Treasurer. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference-based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.

Robert Martell, M.D., Ph.D.
Dr. Martell has served as our Head of Research & Development since June 2018 and has been an Attending Physician at Tufts Medical Center since September 2015. From September 2011 to May 2018, Dr. Martell served on our board of directors. Dr. Martell is a co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and has served on its board of directors and as president from June 2016 to August 2018. From September 2015 to May 2018, Dr. Martell has served as Associate Chief for the Division of Hematology/Oncology and on faculty at Tufts University School of Medicine. From September 2012 until June 2015, Dr. Martell served as Chief Medical Officer at Tesaro, Inc., a biopharmaceutical company developing Zejula and Varubi. During this time, he also held the position of an Adjunct Associate Professor of Medicine at the Tufts University School of Medicine, and was a practicing medical oncologist at Tufts Medical Center. From September 2009 to September 2012, Dr. Martell was an Associate Professor at Tufts Medical Center, serving as both the Director of the Neely Center for Clinical Cancer Research, overseeing oncology clinical research, and the Leader of the Cancer Center’s Program in Experimental Therapeutics, where he was responsible for developing the center’s phase I oncology clinical development program. From May 2005 to July 2009, Dr. Martell served as Vice President and Chief Medical Officer of MethylGene, a publicly-traded biotechnology company focused on the development of cancer therapeutics. From November 2002 to May 2005, Dr. Martell also served as Director of Oncology Global Clinical Research at Bristol-Myers Squibb Company, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra. From July 2001 to May 2005, Dr. Martell served concurrently as Assistant Clinical Professor of Oncology at Yale University School of Medicine and Staff Physician at the Veterans Affairs hospital. From July 2000 to October 2002, Dr. Martell worked at Bayer Corporation, Pharmaceutical Division, where he oversaw phase I and phase II clinical studies of Nexavar. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in pharmacology from the University of Michigan, and an M.D. from Wayne State University. He completed his internal medicine internship and residency and medical oncology fellowship at Duke University Medical Center.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 4 of this annual report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $32.6 million and $53.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $984.8 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues is comprised of licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to TPC Investments I LP and TPC Investments II LP, or the Purchasers, pursuant to the royalty interest purchase agreement we and Curis Royalty entered into with the Purchasers and Lind SA LLC, or Agent, on March 22, 2019, or the Oberland Purchase Agreement.
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for fimepinostat, CA-170, and CA-4948 as well as development candidates we have and may continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $24.3 million as of December 31, 2018, plus our net proceeds of $27.5 million from the upfront consideration we received in connection with entering into the Oberland Purchase Agreement will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of any of our product candidates which could adversely affect our business prospects, and we may be unable to continue operations.
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

•
the timing and amount of option exercise fees, milestone payments, royalties and other payments, including payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;

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
In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty-related payments on commercial sales of Erivedge, Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments, and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty we could lose all retained rights to future royalty and royalty-related payments, we could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.

Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-US royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. In connection with entering into the

Oberland Purchase Agreement, Curis Royalty and the Agent entered into a security agreement and Curis and the Purchasers entered into a pledge agreement.

Following an event of default under the security agreement entered into between Curis Royalty and the Agent in connection with the transaction, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the Oberland Purchase Agreement and instead retain all such payments. In addition, the Oberland Purchase Agreement provides that after the occurrence of an event of default by Curis Royalty under the security agreement, as described below, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low-mid triple digit percentage, of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables.

Pursuant to the security agreement, Curis Royalty granted to the Agent a first priority lien and security interest in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments. The security interest secures the obligations of Curis Royalty arising under the Oberland Purchase Agreement, the security agreement or otherwise with respect to the due and prompt payment of (i) an amount equal to the Put/Call Price and (ii) all fees, costs, expenses, indemnities and other payments of Curis Royalty under or in respect of the Oberland Purchase Agreement and the security agreement.

The obligations of Curis Royalty under the Oberland Purchase Agreement may be accelerated upon the occurrence of an event of default under the security agreement (subject to certain cure periods), including:

•
any royalty and royalty-related payments to be remitted into a certain Curis Royalty designated account controlled by the Agent pursuant to a control agreement, referred to as the royalty account, into which all royalty and royalty-related payments must be paid by Curis or Curis Royalty are not so remitted in accordance with the Oberland Purchase Agreement;

•
any representation or warranty made by Curis or Curis Royalty in the Oberland Purchase Agreement or any other transaction document proves to be incorrect or misleading in any material respect when made;

•	a default by Curis or Curis Royalty in the performance of affirmative and negative covenants set forth in the Oberland Purchase Agreement or any other transaction document;

•	a default by Curis in the performance or observance of its indemnity obligations under the Oberland Purchase Agreement;

•	the failure by Genentech to pay material amounts owed under the Genentech collaboration agreement because of an actual breach or default by Curis under the Genentech collaboration agreement;

•	the failure of the security agreement to create a valid and perfected first priority security interest in any of the collateral;

•
a material breach or default by Curis under our agreement with Curis Royalty pursuant to which we transferred our rights to the royalty revenues under the Genentech collaboration agreement to Curis Royalty;

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency related events;

•
any materially adverse effect on the binding nature of any of the Oberland Purchase Agreement, Security Agreement, Pledge Agreement or other transaction documents, the Genentech collaboration agreement or our agreement with Curis Royalty;

•	any person shall be designated as an independent director of Curis Royalty other than in accordance with Curis Royalty’s limited liability company operating agreement; or

•	Curis shall at any time cease to own, of record and beneficially, 100% of the equity interests in Curis Royalty.
Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the security agreement with respect to Curis Royalty and to the collateral pledged thereunder, including, among other things, acceleration of the obligations under the security agreement, the sale or other realization of the collateral and performance of Curis Royalty’s obligations under the purchase and sale agreement. Additionally, Curis granted to the Agent a first priority lien and security interest of Curis’ equity interest in Curis Royalty pursuant to a pledge agreement. Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the pledge agreement with respect to the equity interests, including, among other things, the rights to receive distributions and exercise voting with respect to the equity interests and to sell or otherwise realize upon the collateral in satisfaction of the obligations. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.

If any of the above events of default were to occur, Curis Royalty may not have sufficient funds to pay the Put/Call price and the Agent could foreclose on the secured royalty and royalty-related payment stream and/or our equity interests in Curis Royalty. In such an event, we could lose our right to royalty and royalty-related payments not transferred to the Purchasers pursuant to the Oberland Purchase Agreement and we could lose our rights in Curis Royalty. In addition, in the event Genentech exercises its set-off rights against royalty payments to Curis Royalty pursuant to our collaboration agreement with Genentech, we may be required to satisfy our royalty-sharing obligations to the Purchasers with amounts from our working capital.  The Oberland Purchase Agreement also contains exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers. Further, the encumbrance of all of Curis Royalty’s assets, including the right to royalties from sales of Erivedge, and our equity interests in Curis Royalty pursuant to the security agreement and pledge agreement, respectively, may inhibit us from raising additional funds or entering into other strategic arrangements. Any of these consequence of an event of default could have a material adverse effect on our business, financial condition and stock price.
The amount of royalty revenue we received from sales of Erivedge has been adversely affected by a competing drug, and may further be affected in the future.
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the CHMP, approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceuticals, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Sales of sonidegib (Odomzo®) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, and which would adversely affect the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results.
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

•
fluctuations in sales of Erivedge and related royalty and milestone payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceuticals Industries Ltd., or Sun Pharmaceuticals;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the Oberland Purchase Agreement;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.
If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our property, the value of equipment and intangible assets, revenue recognition, and the value of certain liabilities, the repayment term of our loan from HealthCare Royalty, for periods prior to its termination, and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
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
Our drug candidates, including fimepinostat, CA-4948 and CA-170, are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
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

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Nimbus Discovery, Inc., TG Therapeutics, Inc., Merck & Co., Inc., Ligand Pharmaceuticals, Inc., AstraZeneca plc, Rigel Pharmaceuticals, Inc., and Bayer AG. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including : Pfizer Inc. (glasdegib / PF-04449913), Eli Lilly and Company/Igynta (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm, Inc. (patidegib), Novartis International AG/Sun Pharmaceuticals (LEQ-506) and Cyclone Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceuticals, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-

funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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
Erivedge is FDA-approved for people with advanced BCC in the U.S. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions seeking approval to commercialize Erivedge for this same indication. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully continue to commercialize Erivedge for patients with advanced BCC and to demonstrate its superiority over existing therapies and standards of care. The further development and commercialization of Erivedge could be unsuccessful if:

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
In addition, pursuant to the terms of the Oberland Purchase Agreement, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and is currently expected to be extended to either April 12, 2019 or May 22, 2019; however, the terms and duration of any such extension are uncertain at this time. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occurs, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. We have received Fast Track designation for the development of fimepinostat in adult patients with relapsed or refractory (“R/R”) diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for fimepinostat or any other product candidate that may receive Fast Track designation. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. The FDA may withdraw Fast Track designation for fimepinostat or any other product candidate that may receive Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone for fimepinostat or any other product candidate does not guarantee qualification for the FDA’s priority review procedures.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including the 35-day period between December 22, 2018 and January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs again, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Among the provisions of the Patient Protection and Affordable Care Act, or Affordable Care Act (“ACA”), of potential importance to our business and our drug candidates are the following:

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
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

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
It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (“HHS”) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
Our internal computer systems and information technology, or those of our collaborators or other contractors or consultants, may fail, suffer interruptions or suffer security breaches, which could result in a material disruption of our drug development programs and harm to our business.
Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.
In addition, we, and our collaborators, contractors or consultants, rely on information technology networks and systems, including the Internet, to process, transmit and store clinical trial data and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, no such measures can eliminate the possibility of the systems' improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other contractors or consultants to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees may be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures.
If company, clinical, personal or otherwise protected information is improperly accessed, tampered with or distributed, we may face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under federal, state, or international laws protecting confidential information. While we have not experienced any such material system failure, accident, service interruption or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any failure to maintain proper functionality and security of our internal computer and information systems could result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, interrupt our operations, damage our reputation, subject us to liability, claims or regulatory penalties, harm our competitive position and delay the further development and commercialization of our drug candidates.

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
Our common stock is currently listed on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market, including a minimum market value of listed securities of $50,000,000, a minimum total assets and total revenues of $50,000,000, a minimum bid price of $1.00 per share for our common stock, and other continued listing requirements.
On December 27, 2018, we received a deficiency letter from the Staff of Nasdaq notifying us that our Market Value of Listed Securities (“MVLS”) had closed for the last 30 consecutive business days below the minimum $50,000,000 requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum MVLS Requirement”). The Staff also noted in its letter that we are not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days from our receipt of the deficiency letter to regain compliance with the Minimum MVLS Requirement (the “Compliance Period”). The expiration of the compliance period is June 25, 2019 (the "Compliance Expiration Date”). In order to regain compliance, our MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days during the Compliance Period. In its letter, the Staff advised us that if at any time during the Compliance Period our MVLS closes at $50,000,000 or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed. In the event the Company fails to regain compliance prior to the Compliance Expiration Date, we will receive written notification that our securities are subject to delisting from the Nasdaq Global Market (a “Delisting Notice”). At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). We expect that our stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.
In January 2018, we received a deficiency letter from the Staff that notified us that, for the 30 consecutive business days prior to January 2, 2018, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market and provided us an initial period of 180 calendar days, or until July 2, 2018, to regain compliance with the minimum bid price requirement by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. On May 29, 2018, we effected a 1-for 5 reverse stock split of our common stock. As a result of the reverse stock split, the per share market price of our common stock increased and, from May 30 to June 12, 2018 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on June 13, 2018, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.
There can be no assurance that we can regain, or maintain in the future, compliance with the Nasdaq continued listing requirements. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC

Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $23.70 and a low price of $0.60 per share for the period January 1, 2013 through March 19, 2019. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
Comprehensive changes to the U.S. tax code made by 2017's tax reform law could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), that significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions of the TCJA (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA), changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Future sales of shares of our common stock, including by employees and large stockholders or pursuant to our sales agreement with Cowen or our universal shelf registration statement could result in dilution to our stockholders and negatively affect our stock price.
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.
As of December 31, 2018, Aurigene beneficially owned approximately 16.5% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
Sales of substantial amounts of shares of our common stock or other securities by our employees and other shareholders, by Cowen pursuant to our sales agreement, under our universal shelf registration statement or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our shareholders.

As of December 31, 2018, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 17.3% of our outstanding common stock including approximately 16.5% of our outstanding common stock owned by, Aurigene. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

•	the composition of our board of directors;

•	the adoption of amendments to our certificate of incorporation and bylaws;

•	the approval of mergers or sales of substantially all of our assets;

•	our capital structure and financing; and

•	the approval of contracts between us and these shareholders or their affiliates, which could involve conflicts of interest.

This concentration of ownership could harm the market price of our common stock by:

•
delaying, deferring or preventing a change in control of our company and making some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	entrenching our management or the board of directors.
Moreover, the interests of these shareholders may conflict with the interests of other shareholders, and we may be required to engage in transactions that may not be agreeable to or in the best interest of us or other shareholders.
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
We currently lease a facility for our administrative, research and development requirements located at 4 Maguire Road in Lexington, Massachusetts consisting of 24,529 square feet. On November 1, 2017, we entered into a second amendment to the lease agreement pursuant to which we extended the lease for an additional two-year period. The second amended lease will expire on February 29, 2020. We believe that our existing facility will be sufficient to meet our current needs and that suitable additional space will be available if and when needed.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Global Market under the trading symbol “CRIS.”
Holders.    On March 19, 2019 the last reported sale price of our common stock per share on the Nasdaq Global Market was $1.46 and there were 171 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    None.
Performance Graph.    Not required.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this report. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly-owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc. Unless otherwise indicated, all information in this Form 10-K gives effect to a 1-for-5 reverse stock split of Curis' common stock, that became effective on May 29, 2018. All common shares and per share amounts have been adjusted to reflect such reverse stock split.
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
Fimepinostat (CUDC-907), our internally-developed drug candidate for which our clinical studies in patients with relapsed refractory DLBCL including those with MYC alterations are ongoing. Fimepinostat was granted Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 by the FDA for the treatment of DLBCL. We are planning a Phase 1 combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. We expect to report initial clinical data from this combination study in the second half of 2019;

•
CA-4948, for which, in January 2018 we initiated a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with MYD88 alterations. We expect to report initial Phase 1 clinical data from this study in mid-year 2019; and

•
CA-170, for which we are currently conducting a clinical study in patients with advanced solid tumors and lymphomas. We have amended the current protocol for the study to include mesothelioma patients. We announced in January 2019 that we have begun enrollment of these patients and expect to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND, stage oncology drug candidate. In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program, from our collaboration partner Aurigene.
In addition, we are party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of December 31, 2018, we have licensed four programs under the Aurigene collaboration.

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
Recent Developments
Royalty Interest Purchase Agreement
On March 22, 2019, we and our wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a royalty interest purchase agreement or the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties and royalty-related payments from Genentech on potential net sales of Erivedge®.
As upfront consideration for the purchase of the royalty rights the Purchasers paid $65.0 million to Curis Royalty at closing less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026.
Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay in full the loan with Healthcare Royalty. In connection with such termination, Curis Royalty paid approximately $37.2 million to satisfy its remaining loan obligations to HealthCare Royalty, including approximately $33.8 million in principal balance on the loan and $3.4 million in accrued and unpaid interest and prepayment fees. Curis Royalty also used a portion of the proceeds to pay transaction costs of approximately $0.3 million, resulting in net proceeds of approximately $27.5 million. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
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
In connection with the collaboration agreement, we issued to Aurigene 3,424,026 shares of our common stock, valued at $24.3 million at the time of issuance, in partial consideration for the rights granted to us under the collaboration agreement, which we recognized as expense during the year ended December 31, 2015. The shares were issued pursuant to a stock purchase agreement with Aurigene dated January 18, 2015.
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by us to Aurigene of 2,041,666 shares of our common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, for example in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
As of December 31, 2018, we have exercised our option to license the following four programs under the collaboration:

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
For each of our licensed programs (as described above) we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in the first and third quarters of 2017. We have elected not to further exercise our exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene.
Since January 2015, we have paid $14.5 million in research payments, and have waived $19.5 million in milestones under the terms of the 2016 amendment.
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth immuno-oncology program, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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

Our royalty payment obligations (including those on sales by sublicensees) under the collaboration agreement with respect to a product in a country will expire on a product-by-product and country-by-country basis on the later of: (i) expiration of the last-to-expire valid claim of the Aurigene patents covering the manufacture, use or sale of such product in such country; and (ii)10 years from the first commercial sale of such product in such country.
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
In addition to the contingent cash milestone payments, our wholly-owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority in another country and is being sold in such country by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015 and we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, Curis has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement, which we refer to as the “Retained Royalty Amounts”.

We recognized $10.4 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2018, and have recognized an aggregate of $48.3 in royalty revenues since Erivedge was approved.

As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. For royalties that we earn from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which time the amount will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge. Cost of royalty revenues were $0.6 million during the year ended December 31, 2018. As of December 31, 2018, we have paid an aggregate of $2.6 million to university licensors since Erivedge was approved.
In November 2012, we formed a wholly-owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II. In connection with the loan, we transferred to Curis Royalty our rights to receive royalty and royalty related payments on the commercial sales of Erivedge that we receive from Genentech, and any payment made by Genentech to us pursuant to Genentech’s indemnification obligations under the collaboration agreement. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty related payments. The loan constituted an obligation of Curis Royalty and was non-recourse to Curis.
Under the terms of the credit agreement, quarterly royalty and royalty-related payments from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expect such revenues would have been used to pay down such loan until it is repaid in full. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
In March 2017, we and Curis Royalty entered into a credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing the loan from BioPharma-II. HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used, in part, to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan with the residual proceeds of $26.6 million distributed to us as sole equity member of Curis Royalty. As of December 31, 2018, Curis Royalty owed HealthCare Royalty a total of $35.8 million, which was comprised of principal and accrued interest. On March 22, 2019, we terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty~~.~~ For further discussion, please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
In connection with our termination of the credit agreement with HealthCare Royalty, we and Curis Royalty entered into the Oberland Purchase Agreement. For further discussion, please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
The Leukemia & Lymphoma Society
In November 2011, we entered into an agreement with Leukemia and Lymphoma Society (“LLS”), pursuant to which LLS agreed to provide us with up to $4.0 million in payments to support our ongoing development of fimepinostat, subject to the achievement of specified milestones.
In August 2015, we entered into an amendment of the November 2011 agreement with LLS. Under the amendment, LLS agreed to provide advisory services regarding both the fimepinostat and IRAK4 programs, and LLS is no longer obligated to make further milestone payments related to ongoing clinical development of fimepinostat.
We agreed to make up to $1.7 million in future payments to LLS, which represents the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the fimepinostat program in hematological malignancies. However, if fimepinostat does not continue to meet its clinical safety endpoints in ongoing and future clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $984.8 million as of December 31, 2018. For the year ended December 31, 2018 we incurred a loss of $32.6 million and used $30.1 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of December 31, 2018 plus net proceeds from the upfront consideration we received in connection with our entering into the Oberland Purchase Agreement, will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into the second half of 2020.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. For a further discussion of our liquidity and funding requirements, see “Liquidity and Capital Resources - Funding Requirements.”
Key Drivers
We believe that near-term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for fimepinostat, CA-4948 and CA-170 as well as for such clinical trials to generate favorable data;

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
Financial Operations Overview
General.    Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity” and “Liquidity and Capital Resources - Funding Requirements.”
Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into a $30 million credit agreement with BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II, at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the credit agreement, quarterly royalty and royalty-related payments received by Curis Royalty from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expect such revenues would have been used to pay down such loan until it is repaid in full. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.

In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to as the credit agreement, with HealthCare Royalty Partners III L.P., or HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety.

Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty. As of December 31, 2018, the outstanding principal and interest due under the loan was $35.8 million. On March 22, 2019, we terminated, and repaid in full all amounts outstanding under the loan with HealthCare Royalty.
In connection with the termination and repayment in full of the loan with HealthCare Royalty, we entered in the Oberland Purchase Agreement. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described in “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”
We could receive additional milestone payments from Genentech, provided that contractually-specified development and regulatory objectives are met. Also, we could receive milestone payments from the Purchasers, provided that contractually-specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under this collaboration, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, are met, under our existing collaboration with Genentech. Our receipt of additional payments under our existing collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our consolidated statements of operations and comprehensive loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we will be obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech.
Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of:
•salaries and related expenses for personnel, including stock-based compensation expense;

•	costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
• other outside service costs including costs of contract manufacturing;
•sublicense payments;

•the costs of supplies and reagents;
•occupancy and depreciation charges;

•	certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments; and

•
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of fimepinostat, CA-4948 and CA-170; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.
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
Revenue Recognition
Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. As of January 1, 2018 we have adopted the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition.
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
We performed a detailed accounting assessment to quantify the effect of the transition from the former guidance to the new guidance and concluded that there was no material effect on our consolidated financial statements under either the full retrospective or the modified retrospective methods. We concluded that we will elect the modified retrospective method to avoid restatement of prior filings.
There are multiple options for the transition method under the new guidance, one of which allows a company to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. We have elected to apply the guidance to only contracts that are not completed contracts as of January 1, 2018. Our only contract not completed as of January 1, 2018 is our collaboration agreement with Genentech (see Note 3 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K). We assessed the potential effects to the consolidated financial statements and retained earnings and have concluded that, upon adoption of the new standard, there was no material impact.
License Fees and Multiple Element Arrangements. If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Appropriate methods of measuring progress include output methods and input methods. In determining the appropriate method for measuring progress, we consider the nature of service that we promise to transfer to the customer. When we decide on a method of measurement, we will apply that single method of measuring progress for each performance obligation satisfied over time and will apply that method consistently to similar performance obligations and in similar circumstances.
If we cannot reasonably measure our progress toward complete satisfaction of a performance obligation because we lack reliable information that would be required to apply an appropriate method of measuring progress, but we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then revenue is not recognized until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.
Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.
Contingent Research Milestone Payments. Under the new guidance, there exists a constraint on the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
If the consideration in a contract includes a variable amount, a company will estimate the amount of consideration in exchange for transfer of promised goods or services. The consideration also can vary if a company’s entitlement to the consideration is contingent on the occurrence or nonoccurrence of a future event. We consider contingent research milestone payments to fall under the scope of variable consideration, which should be estimated for revenue recognition purposes at the inception of the contract and reassessed ongoing at the end of each reporting period.
We assess whether contingent research milestones should be considered variable consideration that should be constrained and thus not part of the transaction price. This includes an assessment of the probability that all or some of the milestones revenue could be reversed when the uncertainty around whether or not the achievement of each milestone is resolved, and the amount of reversal could be significant.
GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. We consider all relevant factors.
Reimbursement of Costs. Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided we have determined that we transfer control (i.e. perform the services) of a service over time and, therefore, satisfy a performance obligation according to the provisions outlined in the ASC 606-10-25-27, Revenue Recognition.
Royalty Revenue. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We expect to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 3). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 16).
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
We have recorded employee and director stock-based compensation expense of $3.9 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively. We estimate that our stock-based compensation expense will increase in 2019 as we have granted, and expect that we may continue to grant options, in 2019 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2019 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.
We measure compensation cost for stock-based compensation at fair value, including our estimate of forfeitures, and recognize the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience. If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
We evaluate our goodwill for impairment at least annually or more frequently if an indicator of potential impairment exists. In performing our evaluations of impairment, we determine fair value using widely accepted valuation techniques, including discounted cash flows. These calculations contain uncertainties as they require us to make assumptions related to future cash flows, projected useful lives of assets and the appropriate discount rate to reflect the risk inherent in future cash flows. We must also make assumptions regarding industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to a material impairment charge. As a single reporting unit, we completed our annual goodwill impairment tests in December 2018 and 2017, and determined that as of those dates our fair value exceeded the carrying value of our net assets. Accordingly, no goodwill impairment was recognized in either of the years ended December 31, 2018 or 2017.
Debt Classification
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we received from Genentech. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. In March 2017, we and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing and terminating the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan with the residual proceeds of $26.6 million distributed to us as sole equity member of Curis Royalty.
The final maturity date of the HealthCare Royalty loan was the earlier of such date as the principal is paid in full, or Curis Royalty’s rights to receive royalties under the collaboration agreement with Genentech terminate. On March 22, 2019, we terminated and repaid in full all amounts outstanding under the HealthCare Royalty loan, consisting of approximately $33.8 million to repay in full the remaining loan principal and approximately $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees.
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
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018, and 2017:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2018	2017	2018 v. 2017
Revenues	$10,428	$9,898	5%
Cost of royalty revenues	563	496	13%
Research and development	24,413	45,096	(46)%
General and administrative	14,785	14,066	5%
Total other expense, net	3,242	3,557	(9)%
Net loss	$(32,575)	$(53,317)	39%
Revenues

Total revenues are summarized as follows

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2018	2017	2018 v. 2017
REVENUES:
Royalties	10,421	9,849	6%
Research and development, net	7	49	(85)%
Total revenues	$10,428	$9,898	5%
Total revenues increased by $0.5 million, or 5%, to $10.4 million for the year ended December 31, 2018 as compared to $9.9 million for the year ended December 31, 2017, related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the current year as compared to the prior year period.
Cost of Royalty Revenues.   Cost of royalty revenues increased by $0.1 million, to $0.6 million for the year ended December 31, 2018 as compared to $0.5 million for the year ended December 31, 2017. The increase reflects our obligation to make payments to two university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge, which increased in 2018 as compared to 2017.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2018	2017	2018 v. 2017
Direct research and development expenses	$10,941	$31,468	(65)%
Employee-related expenses	11,378	11,752	(3)%
Facilities, depreciation and other expenses	2,094	1,876	12%
Total research and development expenses	$24,413	$45,096	(46)%
Our total research and development expenses decreased by $20.7 million, or 46%, to $24.4 million for the year ended December 31, 2018, as compared to $45.1 million for the prior year. Direct research and development expenses decreased $20.5 million for the year ended December 31, 2018 as compared to the prior year period, which was primarily due to aggregate payments to Aurigene of $7.5 million, for an exclusivity option which were paid in 2017 as well as decreased costs related to ongoing clinical activities for CA-170. These costs included decreased clinical site, patient, clinical research organization, formulation and manufacturing and consulting costs for our ongoing Phase 1 clinical trial. Employee-related expenses decreased $0.4 million for the year ended December 31, 2018 as compared to the prior year period, which was primarily due to a reduction in headcount which occurred in the fourth quarter of 2018.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, and potential payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2018	2017	2018 v. 2017
Personnel	$5,277	$4,620	14%
Occupancy and depreciation	553	460	20%
Legal services	2,906	2,055	41%
Professional and consulting services	2,142	1,835	17%
Insurance costs	409	404	1%
Other general and administrative expenses	869	819	6%
Stock-based compensation	2,630	3,873	(32)%
Total general and administrative expenses	$14,785	$14,066	5%
General and administrative expenses increased by $0.7 million, or 5%, during the year ended December 31, 2018 as compared to the prior year. The increase in general administrative expense was driven primarily by higher personnel, legal, professional and consulting services and other administrative expenses, offset by lower stock-based compensation for the period.
Other Expense (Income). For the years ended December 31, 2018 and 2017, interest expense was $3.9 million and $4.0 million, respectively. The decrease in interest expense in the current year was related to a lower principal balance on Curis Royalty’s outstanding debt with HealthCare Royalty, which was refinanced in the first quarter of 2017. For the years ended December 31, 2018 and 2017, interest income was $0.7 million and $0.5 million, respectively.
Net Loss Applicable to Common Stockholders
As a result of the foregoing, we incurred a net loss applicable to common stockholders of $32.6 million for the year ended December 31, 2018 and $53.3 million for the year ended December 31, 2017.
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
Public Offering of Common Stock
On September 18, 2017, we entered into an underwriting agreement with Baird as underwriter, under which we issued and sold 4,000,000 shares of our common stock. The offering price to the public was $9.25 per share, and the underwriter agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $8.90 per share. We received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. We incurred offering expenses of $0.3 million related to this transaction.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. As of December 31, 2018, we have sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.
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
In March 2017, we and Curis Royalty entered into a credit agreement with HealthCare Royalty for the purpose of refinancing our and Curis Royalty’s existing royalty financing arrangement with BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety. Pursuant to the credit agreement,

HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The residual proceeds of the loan were distributed to us as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated.
Payments to HealthCare Royalty for the year ended December 31, 2018 totaled $10.0 million, of which $6.1 million has been applied to the principal, and the remainder satisfying interest obligations. As of December 31, 2018, Curis Royalty owed a total of $35.8 million, gross of issuance costs, to HealthCare Royalty, including accrued interest. On March 22, 2019, we terminated, and repaid all amounts outstanding under the loan with HealthCare Royalty. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement."
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually-specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we are obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay will decrease to 5% of the royalty payments that Curis Royalty receives from Genentech.
At December 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $24.3 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $30.1 million during the year ended December 31, 2018 was primarily the result of our net loss for the period of $32.6 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, and depreciation, totaling $4.2 million. Accounts payable and accrued and other liabilities increased $1.9 million, accounts receivable decreased $0.2 million related to an decrease in fourth quarter Erivedge royalties, and prepaid expenses and other assets increased $0.2 million.

Net cash used in operating activities of $48.4 million during the year ended December 31, 2017 was primarily the result of our net loss for the period of $53.3 million, offset by non-cash charges consisting of the stock issuance to Aurigene as partial consideration for the collaboration agreement with Aurigene, stock-based compensation, and depreciation totaling $5.7 million. Accounts payable and accrued and other liabilities increased $0.4 million, accounts receivable increased $0.6 million related to an increase in Erivedge royalties and prepaid expenses and other assets increased $0.3 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $21.4 million and used cash of $3.6 million for the years ended December 31, 2018 and 2017, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods. The decrease in purchases of investments during the year ended December 31, 2018 resulted from operational funding requirements in 2018.

Financing activities used cash of $6.0 million for the year ended December 31, 2018. We made principal payments on Curis Royalty's loan to HealthCare Royalty of $6.1 million, and received $0.1 million in proceeds from the sale of common stock related to our share based compensation plans.
Financing activities provided cash of $64.2 million for the year ended December 31, 2017. We received $26.6 million in net proceeds from our loan with HealthCare Royalty, $41.5 million in net proceeds from our underwritten public offering of common stock and at-the-market sales pursuant to our sales agreement with Cowen and $1.1 million from the exercise of stock options and purchases under our employee stock purchase plan during the same period. These proceeds were offset by the principal payments on Curis Royalty’s loans with BioPharma-II and HealthCare Royalty of $5.0 million in the aggregate.
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $984.8 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for fimepinostat, CA-4948, CA-170 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at December 31, 2018 plus net proceeds from the upfront consideration we received in connection with entering into the Oberland Purchase Agreement, should enable us to maintain our planned operations into the second half of 2020.We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates and maintaining compliance with regulatory requirements;

•
the timing and amount of option exercise fees, milestone payments, royalties and other payments, including payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;

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

Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We elected not to exercise our exclusivity option in 2018 and did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of this election to not further exercise our exclusivity option, we no longer operate under the broad immuno-oncology exclusivity with Aurigene. In 2019 we have elected not to further exercise our exclusivity option related to the IRAK4 and PD1/VISTA programs and thus will not be making the $2.0 million payment required for this continued exclusivity.
We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations or arrangements.
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
Contractual Obligations
As of December 31, 2018 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations under credit agreement (1)	$46,492	$10,037	$21,619	$14,836	$—
Operating lease obligations (2)	1,170	1,002	168	—	—
Outside service obligations (3)	795	450	345	—	—
Licensing obligations (4)	404	320	84	—	—
Total future obligations	$48,861	$11,809	$22,216	$14,836	$—

(1)
As of December 31, 2018, the outstanding balance, including interest, on the debt was $35.8 million. The above amounts reflect management’s estimates as of December 31, 2018 of repayments, including accrued interest payments, based on the terms of Curis Royalty’s credit facility with HealthCare Royalty, and assumptions about potential future Erivedge royalties. In March 2019 we terminated and repaid all amounts outstanding under the loan with HealthCare Royalty. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”

(2)
We are party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which we lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010 and, pursuant to a second amendment to the lease agreement on November 1, 2017, it will expire on February 29, 2020. The total remaining cash obligation for the base rent over the second amended term of the lease agreement is approximately $1.2 million. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments as defined in the agreement.

(3)
Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2018. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(4)
Licensing obligations include only obligations that are known to us as of December 31, 2018. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. These future obligations, including those related to Aurigene, Genentech, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations and License Agreements” section.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2018.
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

Not required.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 26, 2019

We have served as the Company's auditor since 2002.

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$23,636	$38,288
Investments	634	21,944
Accounts receivable	2,864	3,073
Prepaid expenses and other current assets	827	989
Total current assets	27,961	64,294
Property and equipment, net	267	366
Long-term investment—restricted	153	153
Goodwill	8,982	8,982
Other assets	2	3
Total assets	$37,365	$73,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,909	$5,423
Accrued liabilities	3,457	2,793
Current portion of long-term debt, net	6,884	5,886
Total current liabilities	13,250	14,102
Long-term debt, net	28,600	35,669
Other long-term liabilities	11	34
Total liabilities	41,861	49,805
Stockholders’ Equity:
Common stock, $0.01 par value—67,500,000 shares authorized, 33,159,253 shares issued and outstanding at December 31, 2018; 45,000,000 shares authorized, 33,075,949 shares issued and 32,831,380 shares outstanding at December 31, 2017	332	331
Additional paid-in capital	980,012	977,453
Treasury stock, at cost, 0 shares at December 31, 2018 and 244,569 shares at December 31, 2017	—	(1,524)
Accumulated deficit	(984,840)	(952,265)
Accumulated other comprehensive loss	—	(2)
Total stockholders’ equity	(4,496)	23,993
Total liabilities and stockholders’ equity	$37,365	$73,798

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017
Revenues:
Royalties	$10,421	$9,849
Research and development, net	7	49
Total revenues	10,428	9,898
Costs and Expenses:
Cost of royalties	563	496
Research and development	24,413	45,096
General and administrative	14,785	14,066
Total costs and expenses	39,761	59,658
Loss from operations	(29,333)	(49,760)
Other (Expense) Income:
Interest income	684	513
Other expense	—	(104)
Interest expense	(3,926)	(3,966)
Total other expense, net	(3,242)	(3,557)
Net loss	$(32,575)	$(53,317)
Net Loss per Common Share (Basic and Diluted)	$(0.98)	$(1.79)
Weighted Average Common Shares (Basic and Diluted)	33,118,393	29,826,693
Net Loss	$(32,575)	$(53,317)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	2	2
Comprehensive loss	$(32,573)	$(53,315)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	28,469,330	$285	$929,642	$(1,524)	$(898,948)	$(4)	$29,451
Issuances of common pursuant to sales of shares in the Company’s public offering, net of $0.3 million of issuance costs	4,000,000	40	35,131	—	—	—	35,171
Issuances of common pursuant to sales of shares from the Company's ATM, net of $0.2 million of commissions	420,796	4	6,194	—	—	—	6,198
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	190,700	2	1,169	—	—	—	1,171
Exercise of stock options settled in shares	(4,877)	—	(42)	—	—	—	(42)
Recognition of employee stock-based compensation	—	—	5,365	—	—	—	5,365
Non-employee stock-based compensation expense, including mark-to-market	—	—	(6)	—	$—	—	(6)
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	—	(53,317)	—	(53,317)
December 31, 2017	33,075,949	331	977,453	(1,524)	(952,265)	(2)	23,993
Issuance of stock under grant of restricted stock awards	294,250	3	(3)	—	—	—	—
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	101,623	1	142	—	—	—	143
Recognition of employee stock-based compensation	—	—	3,941	—	—	—	3,941
Cancellation of restricted stock awards	(68,000)	(1)	1	—	—	—	—
Retirement of Treasury Stock	(244,569)	(2)	(1,522)	1,524	—	—	—
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	—	(32,575)	—	(32,575)
Balance, December 31, 2018	33,159,253	$332	$980,012	$—	$(984,840)	$—	$(4,496)
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(32,575)	$(53,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	235
Stock-based compensation expense	3,940	5,359
Amortization of debt issuance costs	35	144
Non-cash interest income	(147)	(53)
Loss on sale of fixed assets	7	—
Changes in operating assets and liabilities:
Accounts receivable	209	(614)
Prepaid expenses and other assets	162	267
Accounts payable and accrued and other liabilities	(1,873)	(376)
Total adjustments	2,510	4,962
Net cash used in operating activities	(30,065)	(48,355)
Cash Flows from Investing Activities:
Purchases of investments	(26,741)	(51,121)
Sales/maturities of investments	48,200	47,679
Expenditures for property and equipment	(85)	(188)
Net cash provided by (used in) investing activities	21,374	(3,630)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock associated with offerings, net of issuance costs (see Note 11)	—	41,546
Proceeds from issuance of common stock under the Company’s share-based compensation plans	143	1,138
Proceeds from new credit agreement with HealthCare Royalty	—	45,000
Payment of debt issuance costs	—	(192)
Payment on termination of former credit agreement with BioPharma	—	(18,303)
Payments made on Curis Royalty’s debt	(6,104)	(4,954)
Net cash (used in)/provided by financing activities	(5,961)	64,235
Net (decrease)/increase in cash and cash equivalents	(14,652)	12,250
Cash and cash equivalents, beginning of period	38,288	26,038
Cash and cash equivalents, end of period	$23,636	$38,288
Supplemental cash flow data:
Cash paid for interest	$3,919	$3,942
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. As used throughout these consolidated financial statements, the term “the Company” refers to the business of Curis, Inc. and its wholly-owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are fimepinostat, CA-4948, and CA-170:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (DLBCL) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, or FDA in April 2015 and May 2018, respectively. The Company is planning a combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. The Company expects to report initial clinical data from this combination study in the second half of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company expects to report initial clinical data from this study in mid-year 2019.

•
CA-170 is currently undergoing testing in a clinical study in patients with advanced solid tumors and lymphomas. The Company has amended the current protocol for the study to include mesothelioma patients. The Company announced in January 2019 that it had begun enrollment of these patients and expects to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

The Company’s pipeline also includes CA-327, which is a pre-Investigational New Drug ( “IND”) stage oncology drug candidate. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd, or Roche, and Genentech Inc., or Genentech, a member of the Roche Group, under which Roche and Genentech are commercializing Erivedge, a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge (vismodegib) is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or "Aurigene".
The collaboration with Aurigene is comprised of multiple programs, and the Company has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, V-domain Ig suppressor of T-cell activation (VISTA) and programmed death ligand-1 (PDL1), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly-owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of the royalty interest purchase agreement, or the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the

Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates, and the Company’s ability to execute on its overall business strategies.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2018, the Company had an accumulated deficit of approximately $984.8 million, incurred a loss of $32.6 million and used $30.1 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $24.3 million of existing cash, cash equivalents and investments at December 31, 2018 plus the net proceeds of $27.5 million from the upfront consideration it received in connection with entering into the Oberland Purchase Agreement, will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least the next twelve months from the issuance date of the financial statements. The Company will need to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company may have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.
Reverse Stock Split
On May 29, 2018, the Company effected a 1-for-5 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split on a retroactive basis (see Note 11).

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
The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries, Curis Royalty (see Note 10) and Curis Securities Corporation, Inc. The Company has eliminated all intercompany transactions in each of the years ended December 31, 2018 and 2017.

(c)	REVENUE RECOGNITION
The Company’s business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. As of January 1, 2018 the Company follows the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition.

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
The Company performed a detailed accounting assessment to quantify the effect of the transition from the former guidance to the new guidance and concluded that there was no material effect on its consolidated financial statements under either the full retrospective or the modified retrospective methods. The Company concluded that it will elect the modified retrospective method to avoid restatement of prior filings.
There are multiple options for the transition method under the new guidance, one of which allows a company to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company has elected to apply the guidance to only contracts that are not completed contracts as of January 1, 2018. The Company's only contract not completed as of January 1, 2018 is its collaboration agreement with Genentech (see Note 3). The Company assessed the potential effects to the consolidated financial statements and retained earnings and has concluded that, upon adoption of the new standard, there was no material impact.
License Fees and Multiple Element Arrangements
If a license to its intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, will adjust the measure of performance and related revenue recognition.
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
Appropriate methods of measuring progress include output methods and input methods. In determining the appropriate method for measuring progress, the Company considers the nature of service that it promises to transfer to the customer. When the Company decides on a method of measurement, the Company will apply that single method of measuring progress for each performance obligation satisfied over time and will apply that method consistently to similar performance obligations and in similar circumstances.
If the Company cannot reasonably measure its progress toward complete satisfaction of a performance obligation because the Company lacks reliable information that would be required to apply an appropriate method of measuring progress, but it can reasonably estimate when the performance ceases or the remaining obligations become inconsequential and perfunctory, then revenue is not recognized until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.
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
GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. The Company considers all relevant factors.
Reimbursement of Costs
Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided the Company has determined that it transfers control (i.e. performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in ASC 606-10-25-27, Revenue Recognition.
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Notes 4(a) and 10). However, a portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 16).
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
Summary
During the years ended December 31, 2018 and 2017, total gross revenues were 100% from the Company’s collaboration with Genentech.

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
Long-lived assets other than goodwill consist of property and equipment. The aggregate net balances for these long-lived assets were $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2018 or 2017.
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
As of both December 31, 2018 and 2017, the Company had recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2018 and 2017, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2018 and 2017.
(h)    TREASURY STOCK
On May 31, 2002, the Company announced that its board of directors had approved the repurchase of up to $3.0 million of the Company’s common stock. The Company accounted for its common stock repurchases as treasury stock under the cost method. In 2002, the Company repurchased 209,541 shares of its common stock at a cost of $0.9 million pursuant to this repurchase program.
Each of the Company’s now-expired 2000 Stock Incentive Plan and the current Amended and Restated 2010 Stock Incentive Plan generally allow participants to purchase common stock upon the exercise of a stock option by delivery of shares of Company common stock held directly by the participant, with such shares of common stock valued at the closing price on the Nasdaq Global Market, or Nasdaq, on the date of exercise. On certain instances in the past, the Company has accounted for the value of the common stock remitted to the Company in satisfaction of the exercise price as treasury stock under the cost method. As of December 31, 2017, the Company had repurchased an aggregate of 244,569 shares of its common stock at a total cost of $1.5 million. During the first quarter of 2018, the Company retired 244,569 shares of common stock at a total cost of $1.5 million.
(i)    BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2018 and 2017 consisted of the following

	For the Year Ended December 31,
	2018	2017
Stock options outstanding	3,714,394	3,206,858
Total antidilutive securities	3,714,394	3,206,858
(j)    STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation transactions using a grant-date fair-value-based method under FASB Codification Topic 718, Compensation-Stock Compensation.
The Company has recorded employee and director stock-based compensation expense of $3.9 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively. The Company estimates that its stock-based compensation expense will increase in 2018 as it has granted, and expects that it may continue to grant options, in 2018 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2018 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of the Company’s common stock at the respective grant dates, and the specific terms of the stock options.
The Company measures compensation cost for stock-based compensation at fair value, including an estimate of forfeitures and recognizes the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. The Company uses the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, the Company also estimates forfeiture rates for awards, based on the probability that employees will complete the required service period. The Company estimates the forfeiture rate based on historical experience. If actual forfeitures differ significantly from the Company’s estimates, additional adjustments to compensation expense may be required in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
(k)    OPERATING LEASES
The Company currently has one facility located at 4 Maguire Road in Lexington, Massachusetts under a noncancellable operating lease agreement for office and laboratory space. The rent payments for this facility escalate over the lease term and the Company expenses its obligations under this lease agreement on a straight-line basis over the term of the lease (see Note 10(a)).
(l)    CONCENTRATION OF RISK
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
The Company’s accounts receivable at December 31, 2018 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third parties to supply certain raw materials necessary to produce its drug candidates, including fimepinostat, CA-4948, and CA-170, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.
(m)    COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.
(n)    NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued and Adopted
In June 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation - Stock Compensation (“ASC 718”). The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted, but no earlier than an entity's adoption date of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company did not have any outstanding nonemployee awards as of June 30, 2018, and adopted this update as of that date. There is no material impact on the Company's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill under the current standard in testing the interim or annual impairment of goodwill. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual periods beginning after January 1, 2017. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which helps to clarify the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows (“ASC 230”), by addressing eight specific cash flow issues. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
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
In May 2014, the FASB issued new revenue recognition guidance in ASU 2014-09, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-13, all of which are further clarifying amendments to ASU 2014-09. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company adopted the modified retrospective method. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company has adopted the guidance as of January 1, 2018. The Company has evaluated the impact that ASU 2014-09 may have on the financial position and results of operations and has concluded that the adoption of this guidance has no material impact on its consolidated financial statements. For more detail, see Note 2(c) above, Revenue Recognition.
Recently Issued, Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. In addition, the FASB recently issued ASUs 2018-10 and 2018-11, all of which are further clarifying amendments to ASU 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company completed its assessment of the current state of accounting for leases, and determined that the adoption of this standard will require us to recognize the fair value of the office space leased. This recognition will increase both total assets and liabilities in the consolidated financial statements in the Company's 2019 fiscal year. The Company estimates the increase in both total assets and liabilities to be approximately $1.1 million.
(o)    SEGMENT REPORTING
The Company is engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, the Company has determined that it operates in one operating segment.

(3)	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2018.
In addition to these payments and pursuant to the collaboration agreement, the Company, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo® in the U.S. and the Company anticipates that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, Curis has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement (the “Retained Royalty Amounts”).
In November 2012, the Company formed a wholly-owned subsidiary, Curis Royalty, to receive a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement between Curis Royalty and BioPharma Secured Debt Fund II

Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma-II (see Note 9). In connection with the loan, the Company transferred to Curis Royalty its right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to the Company, to be repaid using the royalty and royalty-related payments from Genentech.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing and terminating the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4million in remaining loan obligations to BioPharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, the Company and Curis Royalty terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty.
The Company has identified the following performance obligations related to the Genentech collaboration:
1.To grant the license for its Hedgehog antagonist programs and to provide service on both a steering committee and co-development steering committee. This performance obligation has been satisfied and only contingent royalty revenue remains to be recognized in the future.
2.To provide reimbursable research and development services. This performance obligation has been satisfied and no revenue remains to be recognized in the future.
The Company recognized $10.4 million and $9.8 million in royalty revenue under the Genentech collaboration during the year ended December 31, 2018 and 2017, respectively. The Company also recorded $0.6 million and $0.5 million, respectively, as cost of royalty revenues within the costs and expenses section of its consolidated statements of operations and comprehensive loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 16, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. The Company recorded research and development revenue of $0.1 million and $0.2 million, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company. Genentech incurred expenses of $0.1 million and $0.2 million, respectively, under this collaboration for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.
The Company has recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2018 and 2017 of $2.9 million and $3.0 million as of December 31, 2018 and 2017, respectively, in "accounts receivable" in the Company's current assets section of its consolidated balance sheets.

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
As of December 31, 2018, the Company has exercised its option to license the following four programs under the collaboration:

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
For each of our licensed programs (as described above) we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in the first and third quarters of 2017. The Company has elected not to further exercise its exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, Curis is no longer operating under broad immuno-oncology exclusivity with Aurigene. The Company has, however, as provided in the agreement, elected to exercise its option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product, under which it has made cash payments to Aurigene of $0.6 million in 2018 and $0.8 million in 2017.

(4)	Fair Value of Financial Instruments
The Company has adopted the provisions of the FASB Codification Topic 820, Fair Value Measurements and Disclosures. Topic 820 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2018 and 2017 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2018 and 2017.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2018
Cash equivalents:
Money market funds	$18,180	$—	$—	$18,180
Corporate commercial paper, stock, bonds and notes	—	2,199	—	2,199
Municipal bonds	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	634	—	634
Total assets at fair value	$18,180	$2,968	$—	$21,148

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2017
Cash equivalents:
Money market funds	$35,308	$—	$—	$35,308
Municipal bonds	—	260	—	260
Short- and long-term investments:
Corporate commercial paper, stock, bonds and notes	—	21,944	—	21,944
Total assets at fair value	$35,308	$22,204	$—	$57,512

(5)	Investments
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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$634	$—	$—	$634
Total investments	$634	$—	$—	$634
Short-term investments have maturities ranging from one to twelve months with a weighted average maturity of 0.1 years at December 31, 2018.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2017 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$21,946	$—	$(2)	$21,944
Total investments	$21,946	$—	$(2)	$21,944
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.2 years at December 31, 2017.
At December 31, 2018, Curis held no securities that were in an unrealized loss position for less than 12 months and held one security that was in an unrealized loss position at December 31, 2017. The fair value of this security was $1.5 million at December 31, 2017. Curis held no investments that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2018 or December 31, 2017. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and it considered the decline in market value for the one debt security as of December 31, 2017 to be primarily attributable to current economic and market conditions at that time.

(6)	Stock Plans and Stock Based Compensation
As of December 31, 2018, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, adopted by the Board of Directors in March 2018 and approved by shareholders in June 2018, which was amended to, among other things, add an additional 2,390,000 shares under the 2010 Plan, and set a new expiration date of May 14, 2028 for the 2010 Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Effective May 29, 2018, the number of shares of common stock available for issuance under the plans and the number of shares of common stock issuable upon the exercise of then outstanding options have been adjusted to reflect a 1-for-5 reverse stock split (see Note 11).
In the first quarter of 2010, the Company’s 2000 Stock Incentive Plan expired in accordance with its terms, and its 2000 Director Stock Option Plan had no available shares remaining under the plan. No additional awards will be made under these plans, although all outstanding awards under these plans will remain in effect until they are exercised or they expire in accordance with their terms.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 6,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2018, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of December 31, 2018, 2,595,622 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2018, the Company’s board of directors granted options to purchase 2,072,596 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Also during the year ended December 31, 2018, the Company’s board of directors granted restricted stock awards, or RSAs, to officers of the Company for an aggregate amount of 109,250 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
During the year ended December 31, 2018, the Company’s board of directors granted RSAs to its non-employee directors for an aggregate amount of 185,000 shares of the Company's common stock under the 2010 Plan. These RSAs will vest as to 100% of the shares underlying the RSA on the first anniversary of the date of grant, subject to continued service to the Company over the course of such year.
Nonstatutory Inducement Grants
For certain new employees the Company issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2018, the Company’s board of directors granted inducement equity awards of 92,000 shares of common stock. These options were granted at a weighted average exercise price of $2.35, which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
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

	For the Year Ended December 31,
	2018	2017
Expected term (years)—Employees	5.5	5.5
Expected term (years)—Officers	5.5	5.5
Expected term (years)—Directors	N/A	6.3
Risk-free interest rate	2.5-3.0%	2.0-2.1%
Expected volatility	66-73%	63-64%
Expected dividend yield	None	None
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

A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan, and Nonstatutory Inducement Grants is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,206,858	$12.08
Granted	2,072,596	2.56
Exercised	—	—
Canceled	(1,565,060)	9.91
Outstanding, December 31, 2018	3,714,394	$7.68	6.38	$—
Exercisable at December 31, 2018	1,776,293	$11.90	3.52	$—
Vested and unvested expected to vest	3,347,440	$8.23	6.06	$—
At December 31, 2018, the weighted average grant-date fair values of stock options granted with standard vesting terms during the years ended December 31, 2018 and 2017 were $1.46 and 1.43 per share of common stock underlying such stock options, respectively. As of December 31, 2018, there was approximately $3.5 million, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 3.5 years. There were no employee stock options exercised during the year ended December 31, 2018. The intrinsic value of employee stock options exercised during the year ended December 31, 2017 was $1.0 million.
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	—	—
Awarded	294,250	3.45
Vested	—	—
Forfeited	(68,000)	3.45
Outstanding, December 31, 2018	226,250	3.45
As of December 31, 2018, there were 226,250 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $1.0 million. As of December 31, 2018, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 0.61 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase period per year with no defined enrollment period. As of December 31, 2018, 231,053 shares were issued under the ESPP, of which 101,623 were issued during 2018. As of December 31, 2018, there were 1,768,947 shares available for future purchase under the ESPP.
For the years ended December 31, 2018 and 2017, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2018	2017
Compensation expense recognized under ESPP	$173	$268
Expected term	6-24 months	6-24 months
Risk-free interest rate	2.1-2.7%	1.1-1.8%
Volatility	79-104%	65-76%
Dividends	None	None
Employee Stock-Based Compensation Expense
Stock-based compensation for employee and director stock option grants for the years ended December 31, 2018 and 2017 of $3.9 million and $5.4 million , respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2018 and 2017 was $4.7 million and $3.6 million, respectively.
Total Stock-Based Compensation Expense
For the years ended December 31, 2018 and 2017, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2018	2017
Research and development expenses	$1,310	$1,486
General and administrative expenses	2,630	3,873
Total stock-based compensation expense	$3,940	$5,359
No income tax benefits have been recorded for the years ended December 31, 2018 or 2017, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 12).

(7)	Property and Equipment, net
Property and equipment consist of the following:

	December 31,
	2018	2017
Laboratory equipment, computers and software	$1,753	$1,736
Leasehold improvements	185	185
Office furniture and equipment	354	354
	2,292	2,275
Less—Accumulated depreciation and amortization	(2,025)	(1,909)
Total	$267	$366
The Company recorded depreciation and amortization expense of $0.2 million for each of the years ended December 31, 2018 and 2017.
During the years ended December 31, 2018 and 2017, the Company identified certain of its fully depreciated assets no longer being used. As a result, the Company wrote off gross assets and related accumulated depreciation, totaling $0.1 million for each of the years ended December 31, 2018 and 2017.

(8)	Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2018	2017
Accrued compensation	$2,774	$2,187
Professional fees	233	148
Accrued interest on debt (see Note 9)	165	193
Other	285	265
Total	$3,457	$2,793

(9)	Debt

(a)	BioPharma-II
In December 2012, the Company's wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma-II. In connection with the loan, Curis transferred to Curis Royalty its right to receive royalty and royalty-related payments on the commercial sales of Erivedge that it receives from Genentech (see Note 3(a)). The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty-related payments. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to Curis. Under the terms of the credit agreement, quarterly royalty and royalty-related payments received by Curis Royalty from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. Curis Royalty retained its right to royalty payments related to sales of Erivedge following repayment of the loan.
The final maturity date of the loan was the earlier of the date when the principal was paid in full or the termination of Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech. Because the repayment of the term loan was contingent upon the level of Erivedge royalties received, the short- and long-term classification of the debt was based on the Company’s estimate of the timing of amounts to be repaid. The Company was not able to estimate when the loan would be repaid as repayments were impacted by numerous factors, all of which were beyond the Company’s control. The repayment term could be shortened or extended depending on the actual level of Erivedge royalties received. In addition, if Erivedge royalties were insufficient to pay the accrued interest on the outstanding loan, any unpaid interest outstanding would be added to the principal on a quarterly basis. At any time after January 1, 2017, Curis Royalty was entitled, subject to certain limitations, to prepay the outstanding principal of the loan in whole or in part, at a price equal to 105% of the outstanding principal on the loan, plus accrued but unpaid interest. The loan was paid off and terminated in March 2017.

(b)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a new credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis Royalty’s financing arrangement with BioPharma-II, referred to herein as the prior loan. On March 22, 2017, the prior loan was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to Curis as sole equity holder of Curis Royalty.
Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech were to be first applied to pay, collectively: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts were to be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement were insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding would be added to the loan principal on a quarterly basis. On March 22, 2019, the Company and Curis Royalty terminated, and repaid all amounts outstanding under, the credit agreement, consisting of approximately $33.8 million in remaining loan principal and approximately $3.4 million in accrued and unpaid interest and prepayment fees.

(c)	Respective Debt Payments to BioPharma-II and HealthCare Royalty Partners III
During the years ended December 31, 2018 and 2017, Curis Royalty made payments totaling $10.0 million and $8.9 million, respectively, of which $6.1 million and $5.0 million have been applied to the principal, respectively, with the remainder applied to accrued interest. As of December 31, 2018, the Company recorded short- and long-term debt of $6.9 and $28.6 million, respectively, and at December 31, 2017, the Company recorded short- and long-term debt of $5.9 million and $35.7 million, respectively, with such amounts recorded within the Company’s consolidated balance sheets.
In addition, the Company recorded related accrued interest on its debt of $0.2 million and $0.2 million as of December 31, 2018 and 2017, respectively, with such amounts included in the Company’s accrued liabilities section of its consolidated balance sheets. For the years ended December 31, 2018 and 2017, respectively, the Company recognized interest expense related to its debt of $3.9 million and $4.0 million , respectively, in the consolidated statement of operations and comprehensive loss.
At December 31, 2018, the fair value of the principal portion of the debt is estimated as $34.9 million. Due to the assumptions required in estimating future Erivedge royalties, the expected repayment period and weighting of various royalty projection scenarios, the fair value of the debt is measured using Level 3 inputs.
For the year ended December 31, 2018, the Company did not incur any debt issuance costs, however the Company did incur debt issuance costs totaling $0.2 million for the year ended December 31, 2017 in connection with its HealthCare Royalty financing transaction, all of which were incurred directly by the Company. The direct costs incurred by the Company were recorded as contra-debt, which directly reduces the outstanding debt balance on the following table:

	As of December 31,
	2018	2017
Debt, current	6,920	5,919
Debt issue costs, current	(36)	(33)
Debt, current portion net of issuance costs	$6,884	$5,886
Debt, long-term	28,696	35,802
Debt issue costs, long-term	(96)	(133)
Debt, net of current portion and issuance costs	$28,600	$35,669
All issuance costs will be amortized over the estimated term of the debt using the straight-line method which approximates the effective interest method.
The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the Company's short- and long-term classification of these costs, as well as the period over which these costs will be amortized.
At December 31, 2018, the Company estimates that its future payments of principal on the loan are as follows:

Principal
2019	$6,920
2020	8,157
2021	9,531
2022	11,008
2023	—
Total payments	35,616
Less current portion, gross	(6,920)
Total long-term debt obligations, gross	$28,696

(10)	Commitments

(a)	OPERATING LEASES
The Company is party to a lease agreement with the Trustees of Lexington Office Realty Trust pursuant to which the Company leases 24,529 square feet of property that is used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts.
The term of the 4 Maguire Road lease agreement commenced on December 1, 2010, and was set to expire in February 2018. The Company had the option to extend the term for one additional five-year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension. On November 1, 2017, the Company entered into a second amendment to the lease agreement pursuant to which the Company agreed to extend the lease for an additional two-year period. The term of the lease amendment commenced on March 1, 2018, and expires on February 29, 2020. The amendment provides for no option to extend the term beyond the two-year period, nor does it provide an option for early termination of the lease.
The total cash obligations for the base rent over the initial term of the lease agreement and the extended term of the lease agreement were approximately $4.4 million and $2.0 million, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during 2018 and 2017, respectively, in accordance with the terms of the lease. These amounts have been classified as the restricted investments in the Company’s Consolidated Balance Sheet as of December 31, 2018 and 2017.
The Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2019	$1,002
2020	168
Total minimum payments	$1,170
Rent expense for all operating leases was $0.9 million for the year ended December 31, 2018 and $0.7 million for the year ended December 31, 2017. The related deferred rent is included in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2018 and 2017.

(b)	LICENSE AGREEMENTS
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company did not incur license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its consolidated statement of operations for the year ended December 31, 2018. License fee expenses within the “Research and development” line item of the Company's “Costs and expenses” section of its consolidated statement of operations for the year ended December 31, 2017, were $7.5 million. For the years ended December 31, 2018 and 2017, the Company also recognized $0.6 million and $0.5 million as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 3(a)).

(11)	Common Stock

(a)	Reverse Stock Split
On May 29, 2018 (the “Effective Date”), the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), which effected, as of 5:00 p.m. Eastern Time on the Effective Date, a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, $0.01 par value per share (the “Common Stock”).
As a result of the Reverse Stock Split, every five shares of Common Stock issued and outstanding was converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fractional share of Common Stock were instead entitled to receive a proportional cash payment.
The Reverse Stock Split proportionately reduced the number of authorized shares of Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of preferred stock of the Company. All outstanding stock options were adjusted as a result of the Reverse Stock Split, as required by the terms of such stock options.

(b)	Treasury Stock Retirement
Since 2002, the Company has repurchased 244,569 shares of common stock at a total cost of $1.5 million. The shares were repurchased through a combination of a repurchase program of up to $3.0 million approved by the Company's board of directors in 2002 and through employee purchases of common stock upon the exercise of stock options by remittance of shares of Company stock. The Company accounts for its common stock repurchases as treasury stock under the cost method.
In March 2018, the Company retired all 244,569 shares of common stock at a total cost of $1.5 million. This was a non-cash transaction and thus only affected the classifications within the stockholders' equity section of the Company's consolidated balance sheet.

(c)	2017 Public Offering of Common Stock
On September 18, 2017, the Company entered into an underwriting agreement with Robert W. Baird & Co., Incorporated, or Baird, as underwriter, pursuant to which the Company sold and issued 4,000,000 shares of the Company’s common stock. The underwriter agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $8.90, per share, and the offering price to the public was $9.25 per share. The Company received net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and estimated offering expenses, of $35.3 million. The Company incurred offering expenses of $0.3 million related to this transaction.
(d) 2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares sold under the sales agreement, have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. The Company did not sell shares of common stock under this sales agreement during the year ended December 31, 2018. The Company sold 420,796 shares of common stock under this sales agreement for net proceeds of $6.2 million during the year ended December 31, 2017.
The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. As of December 31, 2018, we have sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.
(e) 2018 Charter Amendment
On May 15, 2018, the Company's stockholders approved an increase to the number of authorized shares of our common stock from 45,000,000 shares to 67,500,000 shares.

(12)	Income Taxes
For the years ended December 31, 2018 and 2017, the Company did not record any federal or state income tax expense given its continued operating losses.

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State income taxes, net of federal benefit	5.9%	4.4%
Research and development tax credits	3.8%	2.7%
Orphan drug tax credits	3.2%	10.9%
Deferred rate change	—%	(104.4)%
Expiration of NOLs/Credits	(13.5)%	—%
Permanent Adjustments and other	(1.1)%	(6.5)%
Change in valuation allowance	(19.3)%	58.9%
Effective income tax rate	—%	—%
The principle components of the Company’s deferred tax assets at December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
NOL carryforwards	$67,068	$63,688
Research and development tax credit carryforwards	15,825	15,340
Orphan drug tax credit carryforwards	16,625	15,580
Depreciation and amortization	10,672	11,663
Capitalized research and development expenditures	33,993	32,550
Stock options	5,783	4,948
Accrued expenses and other	259	155
Total Gross Deferred Tax Asset	150,225	143,924
Valuation Allowance	(150,225)	(143,924)
Net Deferred Tax Asset	$—	$—
For the years ended December 31, 2018 and 2017, the Company had federal net operating losses, or NOLs, of $282.0 and $273.5 million, respectively. The operating losses generated prior to 2018 will expire in years 2019 through 2037, unless previously utilized. The federal operating loss carryforward generated in 2018 can be carried forward indefinitely. For the years ended December 31, 2018 and 2017, the Company had state NOLs of $124.0 and $98.6 million, respectively. The operating losses will expire in years 2019 through 2038, unless previously utilized.
For the years ended December 31, 2018 and 2017, the Company had federal research and development credit carryforwards of $12.3 and $11.6 million, respectively. The credits will expire in the years 2019 through 2037.
For the years ended December 31, 2018 and 2017, the Company had state research and development credit carryforwards of $4.5 and $4.7 million, respectively. The credits will expire in the years 2019 through 2033, unless previously utilized.
For the years ended December 31, 2018 and 2017, the Company had orphan drug tax credit carryforwards of $16.6 and $15.6 million , these credits, if any, relate to qualified expenses incurred for CUDC-907 since receiving the Orphan Drug designation.
As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $150.2 million has been established at December 31, 2018.
The valuation allowance increased (decreased) approximately $6.3 million and $(31.4) million during the years ended December 31, 2018 and 2017. The current year increase in the valuation allowance is primarily due to the current year net operating loss offset by the valuation allowance. The decrease in 2017 is primarily due to the impact of the Tax Reform Act on the ending deferred assets which offset the increase in net operating loss carryforwards.

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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2003 through 2018 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
On December 22, 2017 the US government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  The Company completed the accounting for all of the enacted date income tax effects of the Act during 2018. No adjustments were recognized to the provisional amounts recorded at December 31, 2017.

(13)	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October, 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early-stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company has agreed to pay Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction.
Under the terms of the agreement, Epi-Cure will have primary responsibility for conducting research and development activities and Curis will be responsible for funding up to $0.5 million of the research and development program costs and expenses during the initial research and development period. After the end of the initial research and development period, Curis has sixty days to elect to exercise its option to license the program compounds. If the Company makes this election it will make a $2.0 million license fee payment and will be responsible for the development and commercialization of products that may result from the collaboration. Curis will also make cash payments to Epi-Cure subject to successful achievement of certain patent, development, regulatory, and commercial milestones, up to $63.0 million and will also pay Epi-Cure mid-single digit royalties on net product sales if product candidates derived from this collaboration are successfully developed.

Epi-Cure has retained the right to opt in to co-develop and share in profits upon initiation of a Phase 2 clinical study, in which event Curis will share in any development costs and profits on a 50/50 basis. Epi-Cure also has the right to opt-out of co-development/co-profit in which case they will receive royalty payments in lieu of profit-sharing.
Each party has the right to terminate the agreement for uncured material breach by the other party. Curis has the right to terminate the agreement for its convenience upon sixty days prior written notice. The agreement also sets forth customary terms regarding each party’s intellectual property ownership rights, representations and warranties, indemnification obligations, confidentiality rights and obligations, patent prosecution, and maintenance and defense rights and obligations.
For the period ended December 31, 2018, Curis has paid and expensed $0.1 million of fees related to this agreement.

(b)	Agreement with David Tuck
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
While the Company may utilize Dr. Tuck's consulting services in the future, the Company deemed the services to be a reduced level of service and not substantive. Under ASC 450, Contingencies, when an employee terminates and enters into a consulting agreement and the services to be provided are not deemed substantive, the transaction should be accounted for as a severance arrangement with no future service requirement. Based on this guidance, the Company recognized $0.3 million of expense during 2018, which represented the total obligation under the Letter Agreement.

(14)	Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For the years ended December 31, 2018 and 2017, the Company made matching contributions of $0.2 million and $0.3 million, respectively.

(15)	Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2018 and 2017:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$2,468	$2,358	$2,847	$2,755
Loss from operations	(9,908)	(7,860)	(6,417)	(5,148)
Net loss	(10,747)	(8,664)	(7,223)	(5,941)
Net loss per common share (basic and diluted)	$(0.33)	$(0.26)	$(0.22)	$(0.18)
Weighted average common shares (basic and diluted)	33,053,702	33,135,391	33,161,592	33,121,666

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$2,131	$2,061	$2,444	$3,262
Loss from operations	(15,053)	(13,109)	(14,471)	(7,127)
Net loss	(15,742)	(14,090)	(15,457)	(8,028)
Net loss per common share (basic and diluted)	$(0.55)	$(0.49)	$(0.53)	$(0.24)
Weighted average common shares (basic and diluted)	28,402,355	28,757,341	29,302,839	32,801,650
The net loss amounts presented for the quarters ended March 31, 2017 and September 30, 2017 include milestone payments of $3.8 million made under the Company’s collaboration with Aurigene, which were recognized as research and development expenses (see Note 4(b)).

(16) Subsequent Event
Royalty Interest Purchase Agreement
On March 22, 2019, the Company and Curis Royalty entered into the Oberland Purchase Agreement pursuant to which the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge®.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026.
Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty’s used a portion of the proceeds to terminate and repay the loan with Healthcare Royalty. In connection with such termination, Curis Royalty paid approximately $37.2 million to satisfy its remaining loan obligations to HealthCare Royalty, including approximately $33.8 million in principal balance on the loan and $3.4 million in accrued and unpaid interest and prepayment fees. Curis Royalty also used a portion of the proceeds to pay transaction costs of approximately $0.3 million, resulting in net proceeds of approximately $27.5 million. For further discussion please refer to “Part II, Item 9B. Other Information - Royalty Interest Purchase Agreement.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Royalty Interest Purchase Agreement

On March 22, 2019, we and our wholly-owned subsidiary Curis Royalty LLC, or Curis Royalty, entered into a royalty interest purchase agreement, referred to as the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, for the purpose of providing operating cash flow and extinguishing the credit agreement, dated as of March 6, 2017, among Curis, Curis Royalty and HealthCare Royalty Partners III, L.P., or HealthCare Royalty, referred to as the existing loan. In connection with entering in the Oberland Purchase Agreement, Curis Royalty and the Agent also entered into a security agreement, we and the Agent entered into a pledge agreement and we and Curis Royalty entered into a consent and payment direction letter agreement with Genentech Inc., or Genentech.
Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-US royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech, the rights to which were, transferred from Curis to Curis Royalty in 2012 pursuant to a purchase and sale agreement between Curis and Curis Royalty, referred to as the purchase and sale agreement, in connection with a prior loan from BioPharma Secured Debt Fund II Sub, S.à.r.l. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty under the existing loan, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the existing loan agreement, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments as described in clauses (4) and (5) of the following paragraph pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021 and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
Pursuant to the terms of the Oberland Purchase Agreement, so long as an event of default by Curis Royalty has not occurred under the security agreement, royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement in each calendar year shall be allocated in the following order: (1) Curis Royalty shall receive, the Retained Royalty Amounts (as previously defined) to the extent actually paid by Genentech under the Genentech collaboration agreement, (2) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions subject to a specified percentage cap and/or a specified period of time, (3) Curis Royalty shall receive a fixed amount of payments to reimburse intellectual property and other enforcement costs, whether or not actually incurred by us, (4) the Purchasers shall receive 100% of all payments up to $13.19 million in the aggregate in such calendar year, and (5) any additional payments in such calendar year shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers.
The Oberland Purchase Agreement also provides that, so long as an event of default by Curis Royalty has not occurred under the security agreement, if Curis Royalty recovers any monetary award or settlement or any other non-ordinary course lump sum payment made in respect of the royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement that does not specifically relate to any calendar period, then such payment or other recovery shall be allocated in the following order: (1) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions up to a specified percentage cap, (2) the Purchasers shall receive 100% of all such payments up to an amount equal to the product of $13.19 million and the number of full calendar years, and any fraction thereof, in the period beginning on the first day of the calendar quarter in which such payment or other recovery is received and ending on December 31, 2028, subject to certain exceptions, and (3) any additional payment shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers.
Following an event of default under the security agreement, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the foregoing two paragraphs and instead retain all such payments.
In addition, the Oberland Purchase Agreement provides that after the occurrence of an event of default by Curis Royalty under the security agreement, as described below, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low-mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.

The Oberland Purchase Agreement contains covenants applicable to Curis and Curis Royalty, including certain visitation, information and audits rights granted to the Agent and the Purchasers, restrictions on the conduct of business by Curis and Curis Royalty, including with respect to continued compliance with the Genentech collaboration agreement, and obligations to engage in enforcement and intellectual property defense actions with respect to the Genentech collaboration agreement and the related intellectual property. The Oberland Purchase Agreement also contains covenants solely applicable to Curis Royalty, including restrictions on incurring indebtedness, creating or granting liens, making acquisitions and making specified restricted payments. The Oberland Purchase Agreement also contains customary exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers. These covenants and indemnities are subject to a number of important exceptions and qualifications. In addition, the Oberland Purchase Agreement contains other customary terms and conditions, including representations and warranties and conditions precedent.
The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described above.
Pursuant to the security agreement, Curis Royalty granted to the Agent a first priority lien and security interest in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Erivedge royalty payments pursuant to a security agreement. The security interest secures the obligations of Curis Royalty arising under the Oberland Purchase Agreement, the security agreement or otherwise with respect to the due and prompt payment of (i) an amount equal to the Put/Call Price and (ii) all fees, costs, expenses, indemnities and other payments of Curis Royalty under or in respect of the Oberland Purchase Agreement and the security agreement.
The obligations of Curis Royalty under the Oberland Purchase Agreement may be accelerated upon the occurrence of an event of default under the security agreement (subject to certain cure periods), including:

•
any royalty and royalty-related payments to be remitted into a certain Curis Royalty designated account controlled by the Agent pursuant to a control agreement, referred to as the royalty account, into which all royalty and royalty-related payments must be paid by Curis or Curis Royalty are not so remitted in accordance with the Oberland Purchase Agreement;

•
any representation or warranty made by Curis or Curis Royalty in the Oberland Purchase Agreement or any other transaction document proves to be incorrect or misleading in any material respect when made;

•	a default by Curis or Curis Royalty in the performance of affirmative and negative covenants set forth in the Oberland Purchase Agreement or any other transaction document;

•	a default by Curis in the performance or observance of its indemnity obligations under the Oberland Purchase Agreement;

•	the failure by Genentech to pay material amounts owed under the Genentech collaboration agreement because of an actual breach or default by Curis under the Genentech collaboration agreement;

•	the failure of the security agreement to create a valid and perfected first priority security interest in any of the collateral;

•	a material breach or default by Curis under the purchase and sale agreement;

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency related events;

•
any materially adverse effect on the binding nature of any of the Oberland Purchase Agreement, Security Agreement, Pledge Agreement or other transaction documents, the Genentech collaboration agreement or the purchase and sale agreement;

•	any person shall be designated as an independent director of Curis Royalty other than in accordance with Curis Royalty’s limited liability company operating agreement; or

•	Curis shall at any time cease to own, of record and beneficially, 100.0% of the equity interests in Curis Royalty.
Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the security agreement with respect to Curis Royalty and to the collateral pledged thereunder, including, among other things, acceleration of the obligations under the security agreement, the sale or other realization of the collateral and performance of Curis Royalty’s obligations under the purchase and sale agreement. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.
Additionally, in connection with the transaction, Curis granted to the Agent a first priority lien and security interest of Curis’ equity interest in Curis Royalty pursuant to a pledge agreement. Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the pledge agreement with respect to the equity interests, including, among other things, the rights to receive distributions and exercise voting with respect to the equity interests and to sell or otherwise realize upon the collateral in satisfaction of the obligations. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.
In connection with the transaction, Curis and Curis Royalty have also entered into a consent and payment direction letter agreement with Genentech, referred to as the consent and direction, pursuant to which Genentech consented to the new transaction with the Agent and the Purchasers and the pledge of Curis’ equity interest in Curis Royalty to the Agent and agreed that it will make royalty payments under the Genentech collaboration agreement directly to the royalty account. Except as specifically amended or supplemented by the consent and direction letter, the terms and conditions of the Genentech collaboration agreement remain unchanged and in full force and effect.
In connection with entering into the Oberland Purchase Agreement, the existing loan was terminated and paid off in its entirety on March 22, 2019. In connection with such termination, Curis Royalty paid $37.2 million to satisfy its remaining loan obligations to HealthCare Royalty under the existing loan agreement, which included $33.8 million of the outstanding principal amount under the existing loan agreement and accrued and unpaid interest and prepayment fees in an aggregate amount of $3.4 million. The prepayment fees are equal to the amount of interest that would have accrued from the date of prepayment through and including the third anniversary of the closing date of the existing loan.
The representations, warranties and covenants contained in the agreements described above were made only for purposes of such agreements as of the specific dates therein, were solely for the benefit of the parties to such agreements, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the agreements and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the agreements, which subsequent information may or may not be fully reflected in our public disclosures.
The foregoing summary descriptions of the Oberland Purchase Agreement, security agreement, pledge agreement and consent and direction do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibits 10.40, 10.41, 10.42, and 10.43, respectively, of this Annual Report on Form 10-K for the year ended December 31, 2018.

Appointment of Principal Accounting Officer
On March 23, 2019, our Board of Directors appointed William Steinkrauss to the position of principal accounting officer of the Company. Mr. Steinkrauss, age 33, has served as our vice president, treasurer and assistant secretary since January 2019, and prior to that served as our corporate controller and senior director of finance as well as assistant treasurer from August 2016 until January 2019.  Mr. Steinkrauss previously served as director of technical accounting and reporting of Ovascience, Inc., a biotechnology company focused on infertility, from June 2015 to August 2016. Prior to that, he was senior manager of technical accounting at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from November 2012 to May 2015. Prior to joining Cubist Pharmaceuticals, Inc., Mr. Steinkrauss spent five years at PricewaterhouseCoopers, LLP within the transaction services and assurance practices. Mr. Steinkrauss holds a B.S. in accounting and finance and a M.S. in accounting from Boston College. Mr. Steinkrauss is a certified public accountant.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2019 annual meeting of stockholders under the headings “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2019 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2019 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2019 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2019 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2019 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.

(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link				X
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated June 2, 2014 as amended March 21, 2018 by and between Curis, Inc. and Ali Fattaey, Ph. D	Link	10-Q	5/3/2018	10.1
#10.3	Employment Agreement, dated February 29, 2016 as amended March 21, 2018 by and between Curis, Inc. and David Tuck, M.D	Link	10-Q	5/3/2018	10.3
#10.4	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2
#10.5	Separation Agreement, dated September 24, 2018, by and between Curis, Inc. and Ali Fattaey, Ph.D.	Link	10-Q	11/1/2018	10.3
#10.6	Letter Agreement, dated August 1, 2018, by and between Curis, Inc. by and David Tuck, M.D.	Link	10-Q	8/2/2018	10.1
#10.7	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.8	Curis 2000 Stock Incentive Plan	Link	S-4/A (333-32446)	5/31/2000	10.71
#10.9	Curis 2000 Director Stock Option Plan	Link	S-4/A (333-32446)	5/31/2000	10.72
#10.10	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.2
#10.11	Form of Non-statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.3
#10.12	Form of Non-statutory Stock Option Agreement for awards granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	Link	10-Q	10/26/2004	10.4

#10.13	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.14	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.15	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
#10.16	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.17	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.18	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.19	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.20	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.21	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23
#10.22	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.23	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.24	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.25	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.26	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28

#10.27	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.28	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.29	Curis Third Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/18/2018	99.1
#10.30	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Material contracts—Leases
#10.31	Lease, dated September 16, 2010, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	8-K	9/21/2010	10.1
#10.32	Second Amendment to Lease, dated November 1, 2017, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	10-Q	11/7/2017	10.2
	Material contracts—Financing Agreements
†10.33	Credit Agreement, dated November 27, 2012, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and BioPharma Secured Debt Fund II Sub, S.à r.l.	Link	10-K	3/13/2013	10.31
10.34	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
†10.35	Credit Agreement, dated March 6, 2017, by and between Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc. and HealthCare Royalty Partners III, L.P.	Link	10-K	3/9/2017	10.27
10.36	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
†10.37	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis and Curis Royalty	Link	10-K	3/13/2013	10.33
10.38	Escrow Agreement, dated December 11, 2012, by and between Curis, Curis Royalty LLC, a wholly-owned subsidiary of Curis, BioPharma Secured Debt Fund II Sub, S.à r.l., a Luxembourg limited liability company managed by Pharmakon Advisors and Boston Private Bank and Trust Company	Link	10-K	3/13/2013	10.34
10.39	Escrow Agreement, dated March 22, 2017, by and between Curis Royalty LLC, HealthCare Royalty Partners III, L.P., Curis, Inc. and Boston Private Bank and Trust Company	Link	10-Q	5/4/2017	10.1

††10.40	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link				X
10.41	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link				X
10.42	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc. , TPC Investments I LP and TPC Investments II LP	Link				X
10.43	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link				X
	Material contracts—License and Collaboration Agreements
†10.44	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q	8/6/2015	10.1
†10.45	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.32
†10.46	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.2

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Material contracts—Miscellaneous
10.47	Sales Agreement, dated July 2, 2015, by and between Curis, Inc. and Cowen and Company, LLC	Link	S-3	7/2/2015	1.2
10.48	Underwriting Agreement, dated September 13, 2017, by and between Curis, Inc. and Robert W. Baird & Co. Incorporated	Link	8-K	9/15/2017	1.1
10.49	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.34
10.50	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.3
10.51	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.35
10.52	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.4
	Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link	10-K	3/8/2018	14
	Additional Exhibits
21	Subsidiaries of Curis	Link				X

23.1	Consent of PricewaterhouseCoopers LLP	Link	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link	X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link	X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link	X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

#    Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ JAMES DENTZER
James Dentzer President and Chief Executive Officer
Date: March 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 26, 2019
James Dentzer
/s/ WILLIAM STEINKRAUSS	Vice President, Finance (Principal Accounting Officer)	March 26, 2019
William Steinkrauss
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 26, 2019
Martyn D. Greenacre
/s/ KENNETH I. KAITIN	Director	March 26, 2019
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	March 26, 2019
Lori A. Kunkel
/s/ MARC RUBIN	Director	March 26, 2019
Marc Rubin