Form 10-Q
period 2019-03-31
CURIS INC
filed 2019-05-14
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CRIS	Nasdaq Global Market
As of May 10, 2019, there were 33,150,780 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$42,766	$23,636
Investments	30	634
Short term investment – restricted	153	—
Accounts receivable	1,786	2,864
Prepaid expenses and other current assets	681	827
Total current assets	45,416	27,961
Property and equipment, net	226	267
Operating lease right-of-use asset	822	—
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	3	2
Total assets	$55,449	$37,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,333	$2,909
Accrued liabilities	1,420	3,457
Operating lease liability	878	—
Current portion of long-term debt, net	—	6,884
Total current liabilities	4,631	13,250
Long-term debt, net	—	28,600
Liability related to the sale of future royalties, net	64,547	—
Other long-term liabilities	—	11
Total liabilities	69,178	41,861
Stockholders’ Equity:
Common stock, $0.01 par value—67,500,000 shares authorized; 33,150,780 shares issued and outstanding at March 31, 2019; 33,159,253 shares issued and outstanding at December 31, 2018	332	332
Additional paid-in capital	980,663	980,012
Accumulated deficit	(994,724)	(984,840)
Total stockholders’ equity	(13,729)	(4,496)
Total liabilities and stockholders’ equity	$55,449	$37,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Royalties	$2,137	$2,474
Contra revenue	(370)	(6)
Total revenues	1,767	2,468
Costs and expenses:
Cost of royalty revenues	108	129
Research and development	4,074	8,266
General and administrative	3,143	3,981
Total costs and expenses	7,325	12,376
Loss from operations	(5,558)	(9,908)
Other (expense) income:
Loss on debt extinguishment	(3,495)	—
Interest income	108	186
Non-cash imputed interest expense related to the sale of future royalty payments	(131)	—
Interest expense	(808)	(1,025)
Total other expense, net	(4,326)	(839)
Net loss	$(9,884)	$(10,747)
Net loss per common share (basic and diluted)	$(0.30)	$(0.33)
Weighted average common shares (basic and diluted)	33,150,869	33,053,702
Net loss	$(9,884)	$(10,747)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	—	(4)
Comprehensive loss	$(9,884)	$(10,751)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$—	$(984,840)	$—	$(4,496)
Recognition of employee stock-based compensation	—	—	651	—	—	—	651
Sales of restricted stock awards	(8,473)	—	—	—	—	—	—
Net loss	—	—	—		(9,884)	—	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$—	$(994,724)	$—	$(13,729)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2017	33,075,949	$331	$977,453	$(1,524)	$(952,265)	$(2)	$23,993
Issuances of common stock under grant of restricted stock awards	294,250	3	(3)	—	—	—	—
Recognition of employee stock-based compensation	—	—	1,226	—	—	—	1,226
Retirement of Treasury Stock	(244,569)	(3)	(1,521)	1,524	—	—	—
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(10,747)	—	(10,747)
March 31, 2018	33,125,630	$331	$977,155	$—	$(963,012)	$(6)	$14,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,884)	$(10,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	53
Non-cash lease expense	224	—
Stock-based compensation expense	651	1,226
Amortization of debt issuance costs	132	9
Non-cash imputed interest expense related to the sale of future royalties	131	—
Non-cash interest expense/(income) on investments	4	(81)
Non-cash interest expense on operating lease liability	16	—
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	1,078	582
Prepaid expenses, and other assets	146	80
Accounts payable and accrued and other liabilities	(2,895)	(1,086)
Operating lease liability	(247)	—
Total adjustments	(720)	783
Net cash used in operating activities	(10,604)	(9,964)
Cash flows from investing activities:
Purchase of investments	—	(16,746)
Sales and maturities of investments	600	15,050
Expenditures for property and equipment	—	(77)
Net cash provided by (used in) investing activities	600	(1,773)
Cash flows from financing activities:
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	65,000	—
Payment of issuance costs on royalty interest purchase agreement	(250)	—
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	(33,791)	—
Payments on Curis Royalty’s debt	(1,825)	(1,815)
Net cash provided by/(used in) financing activities	29,134	(1,815)
Net increase (decrease) in cash and cash equivalents	19,130	(13,552)
Cash and cash equivalents, beginning of period	23,636	38,288
Cash and cash equivalents, end of period	$42,766	$24,736
Non-cash items:
Unpaid issuance costs in accounts payable	$334	$—
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

•
CA-170 is currently undergoing testing in a clinical study in patients with mesothelioma. The Company announced in January 2019 that it had begun enrollment of these patients and expects to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly-owned subsidiary, Curis Royalty, LLC, or Curis Royalty, to satisfy the terms of the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC (the "Purchasers") the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates, and the Company’s ability to execute on its overall business strategies.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of approximately $994.7 million, and for the quarter ended March 31, 2019, the Company incurred a loss of $9.9 million and used $10.6 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $42.8 million of existing cash, cash equivalents and investments at March 31, 2019 will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least the next twelve months from the issuance date of these financial statements. The Company will need to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company may have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S., or GAAP, for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2019.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2019; the results of operations for the three-month periods ended March 31, 2019 and 2018; stockholder's equity for the three-month periods ended March 31, 2019 and 2018 and the cash flows for the three-month periods ended March 31, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Contingent Research Milestone Payments
Under the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, there is a constraint on the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
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

Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 4). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 9). Contra revenue includes amounts related to the reimbursement of patent related research and development costs and amounts related to potential adjustments in countries where the Company's royalties are subject to reductions.
Summary
During the three months ended March 31, 2019 and 2018, total gross revenues were 100% from the Company’s collaboration with Genentech.
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
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of March 31, 2019.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo® in the U.S. and the Company anticipates that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, Curis has retained its rights with respect to the

2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing and terminating its prior loan from BioPharma Secured Debt Fund II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, in connection with entering into the Oberland Purchase Agreement, the Company and Curis Royalty terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty.
The Company has identified the following performance obligations related to the Genentech collaboration:

1.
To grant the license for its Hedgehog antagonist programs and to provide service on both a steering committee and co-development committee. This performance obligation has been satisfied and only contingent royalty revenue remains to be recognized in the future.

2.	To provide reimbursable research and development services. This performance obligation has been satisfied and no revenue remains to be recognized in the future.
The Company recognized $2.1 million and $2.5 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2019 and 2018, respectively. The Company also recorded $0.1 million and $0.1 million, respectively, as cost of royalty revenues within the costs and expenses section of its condensed consolidated statements of operations and comprehensive loss during these same periods. Cost of royalty revenues is comprised of 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 9, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
The Company recorded immaterial research and development revenue during the three months ended March 31, 2019 and 2018, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of an immaterial amount during the three months ended March 31, 2019 and 2018, under this collaboration for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.
The Company has recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first quarters of 2019 and 2018 of $1.8 million and $2.5 million as of March 31, 2019 and 2018, respectively, in "accounts receivable" in the Company's current assets section of its consolidated balance sheets.

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
As of March 31, 2019, the Company has exercised its option to license the following four programs under the collaboration:

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

For each of the Company's licensed programs (as described above) the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company's option, and subject to specified conditions, it may extend such exclusivity for up to three additional one year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in the first and third quarters of 2017. The Company elected not to further exercise its exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, Curis is no longer operating under broad immuno-oncology exclusivity with Aurigene. The Company has, however, as provided in the agreement, elected to exercise its option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company did not make any cash payments to Aurigene for the three months ended March 31, 2019 and made payments of an immaterial amount for the three months ended March 31, 2018.

5.	Fair Value of Financial Instruments
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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2019 and December 31, 2018 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2019 and 2018.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2019:
Cash equivalents:
Money market funds	$13,596	$—	$—	$13,596
Corporate commercial paper, stock, bonds and notes	—	120	—	120
Municipal and government securities	—	—	—	—
Short-term investments:
Corporate commercial paper, bonds and notes	—	30	—	30
Total assets at fair value	$13,596	$150	$—	$13,746

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018:
Cash equivalents:
Money market funds	$18,180	$—	$—	$18,180
Corporate commercial paper, stock, bonds and notes	—	2,199	—	2,199
Municipal bonds	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	634	—	634
Total assets at fair value	$18,180	$2,968	$—	$21,148
No investments held at March 31, 2019 were transferred between levels.
Fair Value of Financial Liabilities
As of March 31, 2019 the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to the Purchasers over the life of the agreement, which are considered Level 3 (See Note 9, "Liability related to the Sale of Future Royalties").

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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2019 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate commercial paper, bonds and notes – short-term	$30	$—	$—	$30
Total investments	$30	$—	$—	$30
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at March 31, 2019.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$634	$—	$—	$634
Total investments	$634	$—	$—	$634
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at December 31, 2018.
As of March 31, 2019, the Company did not have any debt securities in an unrealized loss position.

7.	Debt

(a)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a credit agreement, referred to herein as the credit agreement, with HealthCare Royalty for the purpose of refinancing Curis Royalty’s financing arrangement with BioPharma-II, referred to herein as the prior loan. On March 22, 2017, the Company's prior credit agreement with BioPharma-II was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, which was used to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to Curis as sole equity holder of Curis Royalty.
Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech were to be first applied to pay, collectively: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts were to be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement were insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding would be added to the loan principal on a quarterly basis. On March 22, 2019, the Company and Curis Royalty terminated, and repaid all amounts outstanding under, the credit agreement, consisting of approximately $33.8 million in remaining loan principal and approximately $3.4 million in accrued and unpaid interest and prepayment fees. The $3.4 million in accrued and unpaid interest and prepayment fees along with the remaining deferred issuance costs of $0.1 million were recorded as a loss on debt extinguishment.

(b)	Debt Payments to HealthCare Royalty Partners III
During the three months ended March 31, 2019 and 2018, Curis Royalty made payments totaling $36.6 million and $2.9 million, respectively, of which $35.6 million and $1.8 million were applied to the principal, respectively, with the remainder applied to accrued interest and the prepayment fee made in extinguishing the Company's debt to HealthCare Royalty. As of March 31, 2019, the Company has repaid all outstanding debt and related accrued interest.
At December 31, 2018, the Company recorded short- and long-term debt of $6.9 million and $28.6 million, respectively, and accrued interest of $0.2 million in the Company’s condensed consolidated balance sheets.
For the three months ended March 31, 2019 and 2018, the Company recognized interest expense related to its debt of $0.8 million and $1.0 million, respectively, in the condensed consolidated statement of operations and comprehensive loss.

8.	Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued compensation	$930	$2,774
Professional fees	262	233
Accrued interest on debt (Note 7)	—	165
Other	228	285
Total	$1,420	$3,457

9.	Liability Related to the Sale of Future Royalties

On March 22, 2019, the Company and Curis Royalty entered into the Oberland Purchase Agreement pursuant to which the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
Concurrently with the closing of the Oberland Purchase Agreement, Curis Royalty used a portion of the proceeds to terminate and repay the loan with Healthcare Royalty. In connection with such termination, Curis Royalty paid approximately $37.2 million to satisfy its remaining loan obligations to HealthCare Royalty, including approximately $33.8 million in principal balance on the loan and $3.4 million in accrued and unpaid interest and prepayment fees. Curis Royalty also used a portion of the proceeds to pay transaction costs of approximately $0.3 million, resulting in net proceeds of approximately $27.5 million.
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty-related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low-mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
As a result of our obligation to pay future royalties to Oberland, we recorded the proceeds from this transaction as a liability on our consolidated balance sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, we impute interest on the transaction and record non-cash imputed interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. We periodically assess the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with an effective annual non-cash imputed interest rate of 8.1%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to non-cash imputed interest expense over the estimated term of the Oberland Purchase Agreement.
The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2019.

Liability related to the sale of future royalties at March 22, 2019	$65,000
Non-cash imputed interest expense recognized	129
Liability related to the sale of future royalties at March 31, 2019	65,129
Less: Unamortized transaction costs	(582)
Carrying value of liability related to the sale of future royalties at March 31, 2019	$64,547

10.	Lease
Leased assets represent the Company's right to use an underlying asset for the expected lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. These assets and related lease liabilities are recognized at the commencement date based on the present value of lease payments over the expected lease term, including any contractually specified annual rent increases. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. If a lease agreement does not contain an implicit rate in the agreement, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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
The total cash obligations for the base rent over the initial term of the lease agreement and the extended term of the lease agreement were approximately $4.4 million and $2.0 million, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during each of 2019 and 2018, respectively, in accordance with the terms of the lease. These amounts have been classified as restricted investments in the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows as of March 31, 2019.

Year Ending December 31,
2019	$754
2020	168
Total minimum payments	922
Less: Present value adjustments	(44)
Total operating lease liability	$878
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year were as follows as of December 31, 2018.

Year Ending December 31,
2019	$1,002
2020	168
Total minimum payments	$1,170

Operating cost for all leases was $0.2 million for the periods ended March 31, 2019 and 2018. The Company recorded non-cash lease expense related to the operating lease right-of-use asset of $0.2 million for the period ended March 31, 2019.

11.	Stock Plans and Stock Based Compensation
As of March 31, 2019, the Company had two shareholder-approved, share-based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan, or the ESPP, adopted by the Company's board of directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. The Company can issue up to 6,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights, will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2019 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of March 31, 2019, 1,018,998 shares remained available for grant under the 2010 Plan.
During the three months ended March 31, 2019, the Company’s board of directors granted options to purchase a total of 1,859,998 shares of the Company’s common stock to employees and directors of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 1,139,988 shares were granted to employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Additionally, the Company’s board of directors authorized a grant of options to purchase 1,502,867 shares of the Company’s common stock to its officers in January 2019. Such stock options have an exercise price equal to $1.16 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period; provided that such awards would terminate and be forfeited if the Company’s stockholders did not approve an amendment to the 2010 Plan to increase the number of shares authorized for issuance thereunder within 12 months of the grant date; and further provided that such options would not be exercisable and no common stock would be issued thereunder, before the approval of such stock incentive plan amendment by the Company’s stockholders.
During the three months ended March 31, 2019, the Company’s board of directors also granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price of $1.16 per share, which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
Nonstatutory Inducement Grants
For certain new employees the Company issues options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Each option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the quarter ended March 31, 2019, the Company’s board of directors granted options to purchase 30,000 shares of common stock as inducement equity awards. These options were granted at a weighted average exercise price of $0.82 which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.

Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the three months ended March 31, 2019 and 2018 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2019	2018
Expected term (years) - employees	5.5	5.5
Expected term (years) - officers	5.5	5.5
Expected term (years) – directors	5.5	6.25
Risk-free interest rate	2.5%-2.6%	2.5%
Expected Volatility	76%	66%
Expected Dividends	None	None
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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	3,714,394	$7.68
Granted	1,859,998	1.15
Exercised	—	—
Canceled	(304,312)	8.70
Outstanding, March 31, 2019	5,270,080	$5.32	7.44	$1,766,878
Exercisable at March 31, 2019	1,760,626	$11.25	4.01	$—
Vested and unvested expected to vest at March 31, 2019	4,621,232	$5.82	7.18	$1,411,312
The weighted average grant-date fair values of these stock options granted during the three months ended March 31, 2019 and 2018 were $0.76 and $2.04, respectively. As of March 31, 2019, there was approximately $3.9 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted-average period of 2.71 years. There were no options exercised during the three months ended March 31, 2019 and March 31, 2018.

The following table presents a summary of outstanding RSAs under the 2010 Plan as of March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	226,250	$3.45
Awarded	—	—
Vested	(195,313)	3.45
Forfeited	—	—
Outstanding, March 31, 2019	30,937	$3.45
As of March 31, 2019, there were 30,937 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of March 31, 2019, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 2.81 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. As of March 31, 2019, 231,053 shares were issued under the ESPP, of which none were issued during the quarter ended March 31, 2019. As of March 31, 2019, there were 1,768,947 shares available for future purchase under the ESPP.
The Company recorded an immaterial amount in compensation expense for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018 related to its ESPP.
Stock-Based Compensation Expense
The Company recorded $0.7 million in compensation expense for the three months ended March 31, 2019 and $1.2 million for the three months ended March 31, 2018 related to employee and director stock option grants. The total fair values of vested stock options for each of the three months ended March 31, 2019 and 2018 was $0.5 million and $1.8 million, respectively.
Total Stock-Based Compensation Expense
For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the condensed consolidated statements of operations and comprehensive loss, including expense related to its ESPP:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$176	$413
General and administrative expenses	475	813
Total stock-based compensation expense	$651	$1,226

12.	Accumulated Other Comprehensive Loss
The Company had an immaterial balance of accumulated other comprehensive income as of March 31, 2019 and December 31, 2018.

The following table summarizes the changes in accumulated other comprehensive income (loss) as of March 31, 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized loss on marketable securities	(4)
Net current period other comprehensive income	(4)
Balance, as of March 31, 2018	$(6)

13.	Common Stock

(a)	Reverse Stock Split
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
The Reverse Stock Split proportionately reduced the number of authorized shares of Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of preferred stock of the Company. All outstanding stock options were adjusted as a result of the Reverse Stock Split, as required by the terms of such stock options

(b)	2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares sold under the sales agreement, have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. The Company did not sell shares of common stock under this sales agreement during the quarter ended March 31, 2019.
The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. As of March 31, 2019, the Company has sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

(c)	Treasury Stock Retirement
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

(d)	2018 Charter Amendment
On May 15, 2018, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 45,000,000 shares to 67,500,000 shares.

14.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2019 and 2018, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 5,270,080 and 3,486,744 as of March 31, 2019 and 2018, respectively.

15.	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
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
Each party has the right to terminate the agreement for uncured material breach by the other party. Curis has the right to terminate the agreement for its convenience upon 60 days prior written notice. The agreement also sets forth customary terms regarding each party’s intellectual property ownership rights, representations and warranties, indemnification obligations, confidentiality rights and obligations, patent prosecution, and maintenance and defense rights and obligations.
For the period ended March 31, 2019, Curis has paid and expensed an immaterial amount of fees related to this agreement.

(b)	Agreement with David Tuck, M.D.
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

16.	New Accounting Pronouncements
Recently Issued and Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. In addition, the FASB recently issued ASUs 2018-10 and 2018-11, all of which are further clarifying amendments to ASU 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases. This new standard was effective for the Company as of January 1, 2019.
The Company elected to adopt the new standard using the modified retrospective method and, accordingly, has not recast comparative periods presented in its unaudited consolidated financial statements. The Company has elected the package of transition practical expedients for its existing leases and therefore it has not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether any existing land easements should be accounted for as leases. As permitted by the new standard the Company has elected as accounting policy elections to not recognize assets and related lease liabilities for leases with terms of twelve months or less. The Company elected the available practical expedients and updated internal controls to enable the preparation of financial information on adoption.
The Company adopted this standard as of January 1, 2019 which had an impact on its Condensed Consolidated Balance Sheets as of January 1, 2019 and March 31, 2019, with the recognition of an operating lease right-of-use asset in the amount of $1.0 million and $0.8 million, respectively, and the recognition of operating lease liabilities of $1.1 million and $0.9 million, respectively. The new standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations for any period.
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
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, or Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
Fimepinostat, our internally-developed drug candidate for which our clinical studies in patients with relapsed refractory diffuse large B-cell lymphoma (DLBCL) including those with MYC alterations are ongoing. Fimepinostat was granted Orphan Drug Designation in April 2015 and Fast Track Designation in May 2018 by the FDA for the treatment of DLBCL. We are planning a Phase 1 combination study with venetoclax in DLBCL patients with alterations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, with planned enrollment commencing in the first half of 2019. We expect to report initial clinical data from this combination study in the second half of 2019;

•
CA-4948, for which, in January 2018 we initiated a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with MYD88 alterations. We expect to report initial Phase 1 clinical data from this study in mid-year 2019; and

•
CA-170, for which we are currently conducting a clinical study in patients with mesothelioma. We announced in January 2019 that we have begun enrollment of these patients and expect to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

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
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene, a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of March 31, 2019, we have licensed four programs under the Aurigene collaboration.

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
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 4, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, or the SEC on March 26, 2019.

Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $994.7 million as of March 31, 2019. For the quarter ended March 31, 2019 we incurred a loss of $9.9 million and used $10.6 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of March 31, 2019 should enable us to maintain our planned operations into the second half of 2020.
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
In connection with the termination and repayment in full of the loan with HealthCare Royalty, on March 22, 2019 we and Curis Royalty entered into a royalty interest purchase agreement, or the Oberland Purchase Agreement with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties and royalty-related payments from Genentech on potential net sales of Erivedge. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of approximately $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion please refer to Note 9, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive a portion of certain royalty and royalty-related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described in Note 9, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our consolidated statements of operations and comprehensive loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February, 2012 in the U.S. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April, 2019. Following April, 2019, the amount we are obligated to pay has decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
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
We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.
Results of Operations
Three Months Ended March 31, 2019 and March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2019	2018
	(in thousands)
Revenues	$1,767	$2,468	(28)%
Costs and expenses:
Cost of royalty revenues	108	129	(16)%
Research and development	4,074	8,266	(51)%
General and administrative	3,143	3,981	(21)%
Other expense, net	4,326	839	> 100%
Net loss	$(9,884)	$(10,747)	8%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2019	2018
	(in thousands)
Revenues:
Royalties	$2,137	$2,474	(14)%
Contra revenue	(370)	(6)	> (100)%
Total revenues	$1,767	$2,468	(28)%
Total revenues decreased by $0.7 million to $1.8 million for the three months ended March 31, 2019 as compared to $2.5 million for the same period in 2018, primarily related to an increase in the reserve for potential royalty reductions arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2019 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended March 31, 2019 as compared to the same period in 2018. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2019	2018
	(in thousands)
Direct research and development expenses	$2,180	$4,171	(48)%
Employee-related expenses	1,602	3,472	(54)%
Facilities, depreciation and other expenses	292	623	(53)%
Total research and development expenses	$4,074	$8,266	(51)%

Research and development expenses were $4.1 million for the three months ended March 31, 2019, as compared to $8.3 million in the same period in 2018, a decrease of $4.2 million, or 51%. Direct research and development expenses decreased by $2.0 million for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to decreased costs related to clinical activities and manufacturing for fimepinostat and CA-170. Employee related expenses decreased by approximately $1.9 million primarily related to lower personnel costs and stock-based compensation expense.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, and potential milestone payments upon achievement of certain milestones.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase/ (Decrease)
	2019	2018
	(in thousands)
Personnel	$1,035	$1,326	(22)%
Occupancy and depreciation	302	161	88%
Legal services	574	741	(23)%
Professional and consulting services	453	592	(24)%
Insurance costs	104	104	—%
Stock-based compensation	475	813	(42)%
Other general and administrative expenses	200	244	(18)%
Total general and administrative expenses	$3,143	$3,981	(21)%
General and administrative expenses were $3.1 million for the three months ended March 31, 2019, as compared to $4.0 million in the same period in 2018, a decrease of $0.9 million, or 21%. The decrease in general administrative expense was driven primarily by lower personnel and stock-based compensation partially offset by higher occupancy and depreciation for the period.
Other Expense. For the three months ended March 31, 2019 and 2018, interest expense was $0.8 million and $1.0 million, respectively, related to interest accrued on Curis Royalty’s debt obligations. Interest income was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, loss on extinguishment of debt was $3.5 million with $3.4 million due to payment of a pre-payment fee due to HealthCare Royalty and $0.1 million related to the remaining deferred issuance costs.
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
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, or Cowen, pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. We did not sell shares of common stock under this sales agreement during the quarter ended March 31, 2019. As of March 31, 2019, we have sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

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
Payments to HealthCare Royalty for the three months ended March 31, 2019 totaled $36.6 million, of which $35.6 million was applied to the principal, and the remainder satisfying interest obligations. On March 22, 2019, in connection with our and Curis Royalty’s entry into the Oberland Purchase Agreement, we terminated, and repaid all amounts outstanding under the loan with HealthCare Royalty.
In March 2019, we and Curis Royalty entered into a royalty interest purchase agreement with Oberland Capital Management, LLC, as collateral agent for the Purchasers, where we sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge. As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty is also entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. We determined the fair value of the liability related to the sale of future royalties at the time of the agreement to be $65.0 million, with an effective annual non-cash interest rate of 8.1%. We incurred $0.6 million of transaction costs in connection with the agreement which will be amortized to non-cash imputed interest expense over the estimated term of agreement.
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 were used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually-specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. Following April 2019, the amount we are obligated to pay has decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
At March 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $42.8 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.

Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $10.6 million during the three months ended March 31, 2019 was primarily the result of our net loss for the period of $9.9 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, non-cash lease expense, and depreciation, totaling $1.0 million. Operating lease liability increased $0.2 million as a result of the adoption of the new lease accounting standard. Accounts payable and accrued and other liabilities increased $2.9 million, accounts receivable decreased $1.1 million related to a decrease in Erivedge royalties, and prepaid expenses and other assets increased $0.1 million.

Net cash used in operating activities of $10.0 million during the three months ended March 31, 2018 was primarily the result of our net loss for the period of $10.7 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $1.2 million. In addition, accounts payable and accrued liabilities decreased $1.1 million, and accounts receivable decreased $0.6 million related to an increase in Erivedge royalties.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $0.6 million and used cash of $1.8 million for the three months ended March 31, 2019 and 2018, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $29.1 million for the three months ended March 31, 2019. We made principal payments on Curis Royalty's loan to HealthCare Royalty of $35.6 million, and received $65.0 million in proceeds from the sale of future royalties to the Purchasers.
Financing activities used cash of $1.8 million for the three months ended March 31, 2018 as a result of principal payments on Curis Royalty's loan from HealthCare Royalty of $1.8 million.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $994.7 million. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for fimepinostat, CA-4948, CA-170 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at March 31, 2019 should enable us to maintain our planned operations into the second half of 2020.We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We elected not to exercise our exclusivity option in 2018 and did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of this election to not further exercise our exclusivity option, we no longer operate under the broad immuno-oncology exclusivity with Aurigene. In 2019 we elected not to further exercise our exclusivity option related to the IRAK4 and PD1/VISTA programs and did not make the $2.0 million payment required for this continued exclusivity.
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
New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 15, “New Accounting Pronouncements,” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.
Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the scenarios described in the following risk factors occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $9.9 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $994.7 million. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $42.8 million as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of any of our product candidates which could adversely affect our business prospects, and we may be unable to continue operations.
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

Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. In connection with entering into the Oberland Purchase Agreement, Curis Royalty and the Agent entered into a security agreement and Curis and the Purchasers entered into a pledge agreement.

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

The obligations of Curis Royalty under the Oberland Purchase Agreement may be accelerated upon the occurrence of an event of default under the security agreement (subject to certain cure periods), which events of default include:

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
Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the security agreement with respect to Curis Royalty and to the collateral pledged thereunder, including, among other things, acceleration of the obligations under the security agreement, the sale or other realization of the collateral and performance of Curis Royalty’s obligations under the purchase and sale agreement. Additionally, Curis granted to the Agent a first priority lien and security interest of Curis’ equity interest in Curis Royalty pursuant to a pledge agreement. Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the pledge agreement with respect to the equity interests, including, among other things, the rights to receive distributions and exercise voting rights with respect to the equity interests and to sell or otherwise realize upon the collateral in satisfaction of the obligations. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.

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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the Committee for Medicinal Products for Human Use (CHMP), approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, sonidegib (Odomzo®), for the treatment of adults with locally advanced BCC.
Sales of sonidegib (Odomzo®) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, which would adversely affect the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results.
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

•
fluctuations in sales of Erivedge and related royalty and milestone payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceutical;

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
Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or resulted in their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully maintain third party licensing or collaboration transactions with respect to, or successfully commercialize, our drug candidates, in which case we will not achieve profitability and the value of our stock may decline.
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
We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs for any of our drug candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.
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
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including : Pfizer Inc. (glasdegib / PF-04449913), Eli Lilly and Company/Igynta (taladegib / LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm, Inc. (patidegib), Novartis International AG/Sun Pharmaceutical (LEQ-506) and Cyclone Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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

•
Genentech and/or Roche do not successfully obtain third-party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;

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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and has been extended to October 31, 2019. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing, but have been extremely difficult to date. Limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
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
If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. We have received Fast Track designation for the development of fimepinostat in adult patients with relapsed or refractory ("R/R") diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for fimepinostat or any other product candidate that may receive Fast Track designation. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. The FDA may withdraw Fast Track designation for fimepinostat or any other product candidate that may receive Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone for fimepinostat or any other product candidate does not guarantee qualification for the FDA’s priority review procedures.
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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (“HHS”) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. Although in each case we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq, there can be no assurance that in the future, we will be able to maintain compliance with the Nasdaq continued listing requirements. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $23.70 and a low price of $0.60 per share for the period January 1, 2013 through May 7, 2019. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
As of March 31, 2019, Aurigene beneficially owned approximately 16.5% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
As of March 31, 2019, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 17.0% of our outstanding common stock including approximately 16.5% of our outstanding common stock owned by, Aurigene. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

10.1
Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.2
Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly-owned subsidiary of Curis, Inc., TP Investments I LP and TPC Investments II LP (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.3
Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.4
Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 14, 2019	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Financial Officer)