Form 10-Q
period 2019-06-30
CURIS INC
filed 2019-08-09
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30347

CURIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Maguire Road Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (617) 503-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CRIS	Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
As of August 5, 2019, there were 33,202,871 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$27,219	$23,636
Investments	8,099	634
Short term investment – restricted	153	—
Accounts receivable	2,134	2,864
Prepaid expenses and other current assets	819	827
Total current assets	38,424	27,961
Property and equipment, net	234	267
Operating lease right-of-use asset	598	—
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	2	2
Total assets	$48,240	$37,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,163	$2,909
Accrued liabilities	1,573	3,457
Operating lease liability	646	—
Current portion of long-term debt, net	—	6,884
Total current liabilities	4,382	13,250
Long-term debt, net	—	28,600
Liability related to the sale of future royalties, net	64,127	—
Other long-term liabilities	—	11
Total liabilities	68,509	41,861
Stockholders’ Equity:
Common stock, $0.01 par value—101,250,000 shares authorized; 33,202,871 shares issued and outstanding at June 30, 2019; 67,500,000 shares authorized; 33,159,253 shares issued and outstanding at December 31, 2018	332	332
Additional paid-in capital	981,336	980,012
Accumulated deficit	(1,001,937)	(984,840)
Total stockholders’ equity	(20,269)	(4,496)
Total liabilities and stockholders’ equity	$48,240	$37,365
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalties	$2,142	$2,394	$4,279	$4,868
Contra revenue	(48)	(36)	(418)	(42)
Total revenues	2,094	2,358	3,861	4,826
Costs and expenses:
Cost of royalty revenues	89	134	197	263
Research and development	5,620	6,451	9,694	14,717
General and administrative	2,526	3,633	5,669	7,614
Total costs and expenses	8,235	10,218	15,560	22,594
Loss from operations	(6,141)	(7,860)	(11,699)	(17,768)
Other (expense) income:
Loss on debt extinguishment	—	—	(3,495)	—
Interest income	235	189	343	375
Non-cash imputed interest expense related to the sale of future royalties	(1,287)	—	(1,417)	—
Interest expense	(20)	(993)	(829)	(2,018)
Total other expense, net	(1,072)	(804)	(5,398)	(1,643)
Net loss	$(7,213)	$(8,664)	$(17,097)	$(19,411)
Net loss per common share (basic and diluted)	$(0.22)	$(0.26)	$(0.52)	$(0.59)
Weighted average common shares (basic and diluted)	33,154,566	33,135,391	33,158,222	33,094,772
Net loss	$(7,213)	$(8,664)	$(17,097)	$(19,411)
Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	—	5	—	1
Comprehensive loss	$(7,213)	$(8,659)	$(17,097)	$(19,410)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$—	$(984,840)	$—	$(4,496)
Recognition of employee stock-based compensation	—	—	651	—	—	—	651
Sales of restricted stock awards	(8,473)	—	—	—	—	—	—
Net loss	—	—	—		(9,884)	—	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$—	$(994,724)	$—	$(13,729)
Issuance of stock under the Employee Stock Purchase Plan	52,091	—	42	—	—	—	42
Recognition of employee stock-based compensation	—	—	631	—	—	—	631
Net loss	—	—	—	—	(7,213)	—	(7,213)
June 30, 2019	33,202,871	$332	$981,336	$—	$(1,001,937)	$—	$(20,269)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2017	33,075,949	$331	$977,453	$(1,524)	$(952,265)	$(2)	$23,993
Issuances of common stock under grant of restricted stock awards	294,250	3	(3)	—	—	—	—
Recognition of employee stock-based compensation	—	—	1,226	—	—	—	1,226
Retirement of Treasury Stock	(244,569)	(3)	(1,521)	1,524	—	—	—
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(10,747)	—	(10,747)
March 31, 2018	33,125,630	$331	$977,155	$—	$(963,012)	$(6)	$14,468
Issuance of stock under the Employee Stock Purchase Plan	55,516	1	111	—	—	—	112
Recognition of employee stock-based compensation	—	—	1,189	—	—	—	1,189
Other comprehensive gain	—	—	—	—	—	5	5
Net loss	—	—	—	—	(8,664)	—	(8,664)
June 30, 2018	33,181,146	$332	$978,455	$—	$(971,676)	$(1)	$7,110
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,097)	$(19,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	99
Non-cash lease expense	448	—
Stock-based compensation expense	1,282	2,415
Amortization of debt issuance costs	8	16
Non-cash imputed interest expense related to the sale of future royalties	1,417	—
Non-cash interest income on investments	(48)	(128)
Non-cash interest expense on operating lease liability	36	—
Loss on extinguishment of debt	3,495	—
Loss on disposal of fixed assets	7	—
Changes in operating assets and liabilities:
Accounts receivable	730	568
Prepaid expenses, and other assets	8	213
Accounts payable and accrued and other liabilities	(2,579)	(674)
Operating lease liability	(498)	—
Total adjustments	4,373	2,509
Net cash used in operating activities	(12,724)	(16,902)
Cash flows from investing activities:
Purchase of investments	(8,017)	(20,932)
Sales and maturities of investments	600	33,050
Expenditures for property and equipment	(41)	(77)
Net cash (used in) provided by investing activities	(7,458)	12,041
Cash flows from financing activities:
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	65,000	—
Payment of issuance costs on royalty interest purchase agreement	(584)	—
Proceeds from issuance of common stock under the Company's share-based compensation plan.	42	112
Payment of liability of future royalties	(1,706)	—
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	(37,162)	—
Payments on Curis Royalty’s debt	(1,825)	(3,074)
Net cash provided by/(used in) financing activities	23,765	(2,962)
Net increase (decrease) in cash and cash equivalents	3,583	(7,823)
Cash and cash equivalents, beginning of period	23,636	38,288
Cash and cash equivalents, end of period	$27,219	$30,465
Non-cash items:
Property and equipment purchases in accounts payable	$—	$8
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are fimepinostat, CA-4948, and CA-170:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (“DLBCL”) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, (“FDA”) in April 2015 and May 2018, respectively. The Company has begun enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high grade B-cell lymphoma (“HGBL”) . The Company expects to report initial clinical data from this combination study in the second half of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company is currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) patients.

•
CA-170 is currently undergoing testing in a clinical study in patients with mesothelioma. The Company announced in May 2019 that it had completed its target enrollment of these patients and expects to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

The Company’s pipeline also includes CA-327, which is a pre-Investigational New Drug (“IND”) stage oncology drug candidate. The Company is party to a collaboration with F. Hoffmann-La Roche Ltd (“Roche”), and Genentech Inc. (“Genentech”), a member of the Roche Group, under which Roche and Genentech are commercializing ErivedgeTM (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited (“Aurigene”).
The collaboration with Aurigene comprises multiple programs, and the Company has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally-available small molecule antagonist of two immune checkpoints, V-domain Ig suppressor of T-cell activation (“VISTA”) and programmed death ligand-1 (“PDL1”), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (“IRAK4”) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (“TIM3”) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly-owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (“Purchasers”); the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates, and the Company’s ability to execute on its overall business strategies.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of approximately $1.0 billion, and for the six months ended June 30, 2019, the Company incurred a loss of $17.1 million and used $12.7 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $35.3 million of existing cash, cash equivalents and investments at June 30, 2019 will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, for at least the next twelve months from the issuance date of these financial statements. The Company will need to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company may have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.

2.	Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”), on March 26, 2019.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2019; the results of operations for the three and six-month periods ended June 30, 2019 and 2018; stockholders' equity for the three and six-month periods ended June 30, 2019 and 2018 and the cash flows for the six-month periods ended June 30, 2019 and 2018. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short- and long-term classification; the fair value of the Company’s debt; the collectability of receivables; the carrying value of property and equipment and intangible assets; and the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.
These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.
Reclassifications and Revision
Certain prior period amounts have been reclassified to conform with the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.
A revision was made to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 to correctly reflect the prepayment fees associated with the termination of the credit agreement with HealthCare Royalty

Partners, III, L.P. This correction reduced the net cash used in operating activities and reduced the net cash provided by financing activities for the three months ended March 31, 2019 by $3.4 million, from the amounts previously reported. The revision to the Condensed Consolidated Statement of Cash Flows noted above represents an error that is not deemed to be material to the prior period Condensed Consolidated Financial Statements.

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
License Fees and Multiple Element Arrangements
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligations to determine whether the combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Contingent Research Milestone Payments
Under the Financial Accounting Standards Board (“FASB”), Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), there is a constraint on the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
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
Summary
During the six months ended June 30, 2019 and 2018, total gross revenues were 100% from the Company’s collaboration with Genentech.

4.	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2019.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (“sonidegib”), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo® in the U.S. and the Company anticipates that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, Curis has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement.
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P. (“HealthCare Royalty”), for the purpose of refinancing and terminating its prior loan from BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors (“BioPharma-II”) . Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, in connection with entering into the Oberland Purchase Agreement, the Company and Curis Royalty terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty.
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
The Company recognized $2.1 million and $2.4 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2019 and 2018, respectively and $4.3 million and $4.9 million during the six months ended June 30, 2019 and 2018, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million and $0.1 million, during the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively. Cost of royalty revenues comprises 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 9, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
The Company recorded immaterial research and development revenue during the three and six months ended June 30, 2019 and 2018 related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million during the three and six months ended June 30, 2019. Genentech incurred expenses of an immaterial amount during the three months ended June 30, 2018, and incurred expenses of $0.1 million for the six months ended June 30, 2018. Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues which have been netted against research and development revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.
The Company recorded a receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2019 and 2018, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.1 million and $2.5 million as of June 30, 2019 and 2018, respectively.

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
As of June 30, 2019, the Company has exercised its option to license the following four programs under the collaboration:

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
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company's option, and subject to specified conditions, it may extend such exclusivity for up to three additional one year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in the first and third quarters of 2017. The Company elected not to further exercise its exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, Curis is no longer operating under broad immuno-oncology exclusivity with Aurigene. In 2019, the Company elected not to further exercise its exclusivity option related to the IRAK4 and PD1/VISTA programs and did not make the $2.0 million payment required for this continued exclusivity.
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company incurred expenses related to Aurigene of $0.6 million for each of the six month periods ended June 30, 2019 and June 30, 2018 respectively.

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
In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2019 and December 31, 2018 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2019 and 2018.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2019:
Cash equivalents:
Money market funds	$17,936	$—	$—	$17,936
Corporate commercial paper, bonds and notes	—	7,835	—	7,835
Municipal bonds	—	120	—	120
Short-term investments:
Corporate commercial paper, bonds and notes	—	8,099	—	8,099
Total assets at fair value	$17,936	$16,054	$—	$33,990

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018:
Cash equivalents:
Money market funds	$18,180	$—	$—	$18,180
Corporate commercial paper, stock, bonds and notes	—	2,199	—	2,199
Municipal bonds	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	634	—	634
Total assets at fair value	$18,180	$2,968	$—	$21,148
No investments held at June 30, 2019 were transferred between levels.
Fair Value of Financial Liabilities
As of June 30, 2019, the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to the Purchasers over the life of the Oberland Purchase Agreement, which are considered Level 3 (See Note 9, “Liability related to the Sale of Future Royalties”).

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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2019 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate commercial paper, bonds and notes – short-term	$8,099	$—	$—	$8,099
Total investments	$8,099	$—	$—	$8,099
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.3 years at June 30, 2019.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$634	$—	$—	$634
Total investments	$634	$—	$—	$634
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at December 31, 2018.
As of June 30, 2019, the Company did not have any debt securities in an unrealized loss position.

7.	Debt

(a)	HealthCare Royalty Partners III
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
During the six months ended June 30, 2019 Curis Royalty made payments totaling $39.9 million, of which $35.6 million was applied to the principal, with the remainder applied to prepayment fees and accrued interest. The Company repaid all outstanding debt and related accrued interest during the first quarter of 2019. During the six months ended June 30, 2018 Curis Royalty made payments totaling $5.1 million, of which $3.1 was applied to the principal, with the remainder applied to accrued interest.

At December 31, 2018, the Company recorded short-and long-term debt of $6.9 million and $28.6 million, respectively, and accrued interest of $0.2 million in the Company’s Condensed Consolidated Balance Sheets.
For the six months ended June 30, 2019 and 2018, the Company recognized interest expense related to its debt of $0.8 million and $2.0 million, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

8.	Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation	$1,110	$2,774
Professional fees	248	233
Accrued interest on debt (Note 7)	—	165
Other	215	285
Total	$1,573	$3,457

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
As a result of our obligation to pay future royalties to Oberland, we recorded the proceeds from this transaction as a liability on our Condensed Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, we impute interest on the transaction and record non-cash imputed interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. We periodically assess the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with an effective annual non-cash imputed interest rate of 7.8%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to non-cash imputed interest expense over the estimated term of the Oberland Purchase Agreement.

The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2019.

Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized Issuance Costs	(584)
Non-cash imputed interest expense recognized for the six months ended June 30, 2019	1,417
Less: Payment to Oberland Capital, LLC	(1,706)
Carrying value of liability related to the sale of future royalties at June 30, 2019	$64,127

10.	Lease
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
The total cash obligations for the base rent over the initial term of the lease agreement and the extended term of the lease agreement were approximately $4.4 million and $2.0 million, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during each of 2019 and 2018, respectively, in accordance with the terms of the lease. These amounts have been classified as restricted investments in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows as of June 30, 2019.

Year Ending December 31,
2019	$503
2020	168
Total minimum payments	671
Less: Present value adjustments	(25)
Total operating lease liability	$646
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year were as follows as of December 31, 2018.

Year Ending December 31,
2019	$1,002
2020	168
Total minimum payments	$1,170
Operating cost for all leases was $0.5 million for the six month periods ended June 30, 2019 and 2018.

11.	Stock Plans and Stock Based Compensation
As of June 30, 2019, the Company had two stockholder-approved, share-based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Company's board of directors in April 2017 and approved by stockholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019 the Company's stockholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 10,890,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights, will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of June 30, 2019 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of June 30, 2019, 4,815,447 shares remained available for grant under the 2010 Plan.
During the six months ended June 30, 2019, the Company’s board of directors granted options to purchase a total of 3,512,865 shares of the Company’s common stock to employees and directors of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 2,792,865 shares were granted to employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Additionally, the Company’s board of directors authorized a grant of options to purchase 1,502,867 shares of the Company’s common stock to its officers in January 2019. Such stock options have an exercise price equal to $1.16 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period.
During the first quarter of 2019, the Company’s board of directors granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price of $1.16 per share, which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. No additional non-employee grants were made in the current quarter.
Nonstatutory Inducement Grants
For certain new employees the Company issues options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Each option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the six months ended June 30, 2019, the Company’s board of directors granted options to purchase 180,000 shares of common stock as inducement equity awards. These options were granted at a weighted average exercise price of $1.95 which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2019 and 2018 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2019	2018
Expected term (years) – employees and officers	5.5	5.5
Expected term (years) – directors	5.5	6.25
Risk-free interest rate	2.3-2.6%	2.5-2.8%
Expected Volatility	75.8-78.7%	66.0-72.0%
Expected Dividends	None	None
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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	3,714,394	$7.68
Granted	3,512,865	1.20
Exercised	—	—
Canceled	(1,286,446)	7.76
Outstanding, June 30, 2019	5,940,813	$3.83	8.42	$2,279
Exercisable at June 30, 2019	1,368,172	$10.41	5.37	$1
Vested and unvested expected to vest at June 30, 2019	5,118,711	$4.21	8.26	$1,844
The weighted average grant-date fair values of the stock options granted during the six months ended June 30, 2019 and 2018 were $0.79 and $1.73, respectively. As of June 30, 2019, there was approximately $4.0 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted-average period of 2.73 years. There were no options exercised during the six months ended June 30, 2019 and June 30, 2018.
The following table presents a summary of outstanding restricted stock awards (“RSAs”) under the 2010 Plan as of June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	226,250	$3.45
Awarded	—	—
Vested	(195,313)	3.45
Forfeited	—	—
Outstanding, June 30, 2019	30,937	$3.45
As of June 30, 2019, there were 30,937 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of June 30, 2019, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 2.56 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. As of June 30, 2019, 283,144 shares were issued under the ESPP, of which 52,091 were issued during the quarter ended June 30, 2019. As of June 30, 2019, there were 1,716,856 shares available for future purchase under the ESPP.
The Company recorded an immaterial amount in compensation expense for the three and six months ended June 30, 2019 and $0.1 million for the three and six months ended June 30, 2018 related to its ESPP.
Stock-Based Compensation Expense
The Company recorded a total of $0.6 million and $1.3 million, respectively, in compensation expense for the three and six months ended June 30, 2019 and $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2018 related to employee and director stock option grants. The total fair values of vested stock options for each of the six months ended June 30, 2019 and 2018 was $3.4 million and $1.8 million, respectively.
Total Stock-Based Compensation Expense
For the three and six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$123	$436	$299	$849
General and administrative expenses	508	753	983	1,566
Total stock-based compensation expense	$631	$1,189	$1,282	$2,415

12.	Accumulated Other Comprehensive Loss
The Company had an immaterial balance of accumulated other comprehensive income as of June 30, 2019 and December 31, 2018.
The following table summarizes the changes in accumulated other comprehensive income (loss) as of June 30, 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized gain on marketable securities	1
Net current period other comprehensive income	1
Balance, as of June 30, 2018	$(1)

13.	Common Stock

(a)	Reverse Stock Split
On May 29, 2018 (“Effective Date”), the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (“Certificate of Amendment”), which effected, as of 5:00 p.m. Eastern Time on the Effective Date, a 1-for-5 reverse stock split (“Reverse Stock Split”) of the Company’s issued and outstanding common stock, $0.01 par value per share.
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

(b)	2015 Sales Agreement with Cowen and Company, LLC
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares sold under the sales agreement, have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. The Company did not sell shares of common stock under this sales agreement during the quarter ended June 30, 2019.
As of June 30, 2019, the Company has sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

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
In March 2018, the Company retired all 244,569 shares of common stock at a total cost of $1.5 million. This was a non-cash transaction and thus only affected the classifications within the stockholders' equity section of the Company's Condensed Consolidated Balance Sheet.

(d)	2018 Charter Amendment
On May 15, 2018, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 45,000,000 shares to 67,500,000 shares.

(e)	2019 Charter Amendment
On May 23, 2019, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 67,500,000 shares to 101,250,000 shares.

14.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended June 30, 2019 and 2018, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 5,940,813 and 4,069,712 as of June 30, 2019 and 2018, respectively.

15.	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October, 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early-stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company paid Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction.
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
For the six months ended June 30, 2019, Curis paid and expensed $0.1 million of fees related to this agreement.

(b)	Agreement with David Tuck, M.D.
On May 24, 2018, the Company announced that David Tuck, M.D., its Chief Medical Officer, provided notice of his intention to retire from the Company, effective as of August 31, 2018. Dr. Tuck subsequently determined to retire on August 3, 2018. The Company and Dr. Tuck entered into a letter agreement on August 1, 2018 (“Letter Agreement”) pursuant to which Dr. Tuck agreed to provide the Company with specified advisory services commencing on August 4, 2018 and extending until May 3, 2019, subject to earlier termination (“Advisory Period”). In consideration for Dr. Tuck’s advisory services, the Company agreed to (i) pay him a monthly retainer of $35,000 during the Advisory Period and (ii) reimburse him for any pre-approved reasonable, documented out-of-pocket expenses relating to his advisory services. In addition, the Company and Dr. Tuck agreed to amend his stock option agreements such that his outstanding options ceased to vest as of his date of resignation on August 3, 2018. The Letter Agreement may be terminated (i) at any time upon the mutual written consent of the parties, (ii) at any time by the Company immediately upon Dr. Tuck’s breach or threatened breach of the terms of his Invention, Non-Disclosure and Non-Competition Agreement with the Company, or (iii) by the Company at any time upon Dr. Tuck’s material breach of the terms of the Letter Agreement and failure to cure such breach within five days after written notice from the Company. In the event of termination of the Letter Agreement, Dr. Tuck will be entitled to payment for services performed and expenses paid or incurred prior to the effective date of termination that have not previously been paid. The Letter Agreement also contains other customary terms and conditions relating to his advisory service.
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
Recently Issued and Adopted
In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases. In addition, the FASB recently issued ASU No. 2018-10 and ASU No. 2018-11, both of which are further clarifying amendments to ASU No. 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases. This new standard was effective for the Company as of January 1, 2019.
The Company elected to adopt the new standard using the modified retrospective method and, accordingly, has not recast comparative periods presented in its unaudited Condensed Consolidated Financial Statements. The Company elected the package of transition practical expedients for its existing leases and therefore it did not reassess the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether any existing land easements should be accounted for as leases. As permitted by the new standard, the Company elected as accounting policy elections to not recognize assets and related lease liabilities for leases with terms of twelve months or less. The Company elected the available practical expedients and updated internal controls to enable the preparation of financial information on adoption.
The Company adopted this standard as of January 1, 2019, which had an impact on its Condensed Consolidated Balance Sheets as of January 1, 2019 and June 30, 2019, with the recognition of an operating lease right-of-use asset in the amount of $1.0 million and $0.6 million, respectively, and the recognition of operating lease liabilities of $1.1 million and $0.6 million, respectively. The new standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations for any period.
Recently Issued, Not Yet Adopted
In August 2018, the FASB issued ASU No.2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its Condensed Consolidated Financial Statements.

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
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (“DLBCL”) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, (“FDA”) in April 2015 and May 2018, respectively. We have begun enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high grade B-cell lymphoma (“HGBL”). We expect to report initial clinical data from this combination study in the second half of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. We are currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) patients.

•
CA-170 is currently undergoing testing in a clinical study in patients with mesothelioma. We announced in May 2019 that we had completed our target enrollment of these patients and we expect to report initial clinical data from this study with respect to mesothelioma in the second half of 2019.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug (“IND”), stage oncology drug candidate.
In addition, we are party to a collaboration with F. Hoffmann-La Roche Ltd (“Roche”), and Genentech Inc. (“Genentech”), a member of the Roche Group, under which Roche and Genentech are commercializing ErivedgeTM (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”), a specialized, discovery-stage biotechnology company and wholly-owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of June 30, 2019, we have licensed four programs under the Aurigene collaboration.

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
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 4, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, (“SEC”) on March 26, 2019.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of June 30, 2019. For the quarter ended June 30, 2019 we incurred a loss of $17.1 million and used $12.7 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of June 30, 2019 should enable us to maintain our planned operations into the second half of 2020.
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

•	Genentech and Roche’s ability to continue to successfully commercialize Erivedge in advanced BCC in the United States and in other global territories; and

•	our ability to raise the substantial additional financing required to fund our operations through our at-the-market sale facility with Cowen and Company, LLC (“Cowen”) or other potential financing.
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
Debt.    In December 2012, our wholly-owned subsidiary, Curis Royalty LLC (“Curis Royalty”), entered into a $30 million credit agreement with BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors (“BioPharma-II”), at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive royalty and royalty-related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty-related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty-related payments. Under the terms of the credit agreement, quarterly royalty and royalty-related payments received by Curis Royalty from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expected such revenues would have been used to pay down such loan until it was repaid in full. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.

In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to as the credit agreement, with HealthCare Royalty Partners III L.P. (“HealthCare Royalty”), a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior loan from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety.

Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty. On March 22, 2019, we terminated the credit agreement, and repaid in full all amounts outstanding under the loan with HealthCare Royalty.
In connection with the termination and repayment in full of the loan with HealthCare Royalty, on March 22, 2019 we and Curis Royalty entered into a royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties and royalty-related payments from Genentech on potential net sales of Erivedge. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of approximately $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion please refer to Note 9, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

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
We could receive additional milestone payments from Genentech, provided that contractually-specified development and regulatory objectives are met. Also, we could receive milestone payments from the Purchasers, provided that contractually-specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our existing collaboration with Genentech, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, that are met under such collaboration. Our receipt of additional payments under our existing collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our Condensed Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February, 2012 in the U.S. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent in April, 2019. Following April, 2019, the amount we are obligated to pay has decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of:

•	salaries and related expenses for personnel, including stock-based compensation expense;

•	costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;

•	other outside service costs, including costs of contract manufacturing;

•	sublicense payments;

•	the costs of supplies and reagents;

•	occupancy and depreciation charges;

•	certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments; and

•
payments that we are obligated to make to certain third party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

The following graphic outlines the current status of our programs:

PRECLINICAL
CLINICAL
MARKETED
Indication
Proof of Principle
Safety
Dose Optimization
Clinical Activity
Pivotal
Commercial
Heme Malignancies
Fimepinostat
HDAC/PI3K
MYC-altered Cancers
FDA Fast Track Designation
CA-4948*
IRAK4
MYD88/TLR-altered DLBCL, WM
CA-4948*
IRAK4
IL-1R/TLR-altered AML
Immune Checkpoint Inhibitors
CA-170*
VISTA/PDL1
VISTA-expressing Cancers
CA-327*
TIM3/PDL1
TIM3-expressing Cancers
Approved Drug
Erivedge**
Hedgehog
Basal Cell Carcinoma

* IP licensed from Aurigene

** IP licensed to Genentech (Curis receives royalty income)

We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third party licenses to certain background technologies.
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
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, debt classification and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.
Results of Operations
Three and Six Months Ended June 30, 2019 and June 30, 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenues	$2,094	$2,358	(11)%	$3,861	$4,826	(20)%
Costs and expenses:
Cost of royalty revenues	89	134	(34)%	197	263	(25)%
Research and development	5,620	6,451	(13)%	9,694	14,717	(34)%
General and administrative	2,526	3,633	(30)%	5,669	7,614	(26)%
Other expense, net	1,072	804	33%	5,398	1,643	>100%
Net loss	$(7,213)	$(8,664)	(17)%	$(17,097)	$(19,411)	(12)%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,142	$2,394	(11)%	$4,279	$4,868	(12)%
Contra revenue	(48)	(36)	(33)%	(418)	(42)	<(100)%
Total revenues	$2,094	$2,358	(11)%	$3,861	$4,826	(20)%
Total revenues decreased by $0.3 million to $2.1 million for the three months ended June 30, 2019 as compared to $2.4 million for the same period in 2018, primarily related to royalty reductions arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2019 as compared to the prior year period.
Total revenues decreased by $1.0 million to $3.9 million for the six months ended June 30, 2019 as compared to $4.8 million for the same period in 2018, primarily related to royalty reductions arising from Genentech and Roche’s net sales of Erivedge during the six months ended June 30, 2019 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at $0.1 million for the three months ended June 30, 2019 as compared to the same period in 2018. Cost of royalty revenues decreased to $0.2 million from $0.3 million for the six months ended June 30, 2019 as compared to the same period in 2018. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Direct research and development expenses	$3,578	$2,673	34%	$5,759	$6,844	(16)%
Employee-related expenses	1,465	3,238	(55)%	3,067	6,711	(54)%
Facilities, depreciation and other expenses	577	540	7%	868	1,162	(25)%
Total research and development expenses	$5,620	$6,451	(13)%	$9,694	$14,717	(34)%

Research and development expenses were $5.6 million for the three months ended June 30, 2019, as compared to $6.5 million in the same period in 2018, a decrease of $0.8 million, or 13%. Direct research and development expenses increased by $0.9 million for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased costs related to clinical activities for CA-4948 offset by lower costs related to CA-170. Employee related expenses decreased by approximately $1.8 million primarily related to lower personnel costs and stock-based compensation expense.

Research and development expenses were $9.7 million for the six months ended June 30, 2019, as compared to $14.7 million in the same period in 2018, a decrease of $5.0 million, or 34%. Direct research and development expenses decreased by $1.1 million for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to decreased costs related to clinical activities and manufacturing for CA-170. Employee related expenses decreased by approximately $3.6 million primarily related to lower personnel costs and stock-based compensation expense.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, and potential milestone payments upon achievement of certain milestones.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase/ (Decrease)	For the Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Personnel	$988	$1,166	(15)%	$2,023	$2,492	(19)%
Legal services	389	719	(46)%	976	1,460	(33)%
Professional and consulting services	405	566	(28)%	858	1,158	(26)%
Insurance costs	106	98	8%	210	202	4%
Stock-based compensation	508	753	(33)%	983	1,566	(37)%
Other general and administrative expenses	130	331	(61)%	619	736	(16)%
Total general and administrative expenses	$2,526	$3,633	(30)%	$5,669	$7,614	(26)%
General and administrative expenses were $2.5 million for the three months ended June 30, 2019, as compared to $3.6 million in the same period in 2018, a decrease of $1.1 million, or 30%. The decrease in general administrative expense was driven primarily by lower personnel, legal services and stock-based compensation during the period.
General and administrative expenses were $5.7 million for the six months ended June 30, 2019, as compared to $7.6 million in the same period in 2018, a decrease of $1.9 million, or 26%. The decrease in general administrative expense was driven primarily by lower legal and consulting services, lower personnel and stock-based compensation expenses.
Other Expense. Interest income was consistent at $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Non-cash imputed interest expense related to future royalty payments was $1.3 million for the three months ended June 30, 2019. For the three months ended June 30, 2018 interest expense was $1.0 million related to interest accrued on Curis Royalty’s debt obligations.
For the six months ended June 30, 2019, loss on extinguishment of debt was $3.5 million with $3.4 million due to payment of a pre-payment fee due to HealthCare Royalty and $0.1 million related to the remaining deferred issuance costs. Interest income was $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Non-cash imputed interest expense related to the future royalty payments was $1.4 million for the six months ended June 30, 2019. For the six months ended June 30, 2019 and 2018, interest expense was $0.8 million and $2.0 million, respectively, primarily related to interest accrued on Curis Royalty’s debt obligations.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company (“Cowen”), pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. We did not sell shares of common stock under this sales agreement during the quarter ended June 30, 2019. As of June 30, 2019, we have sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

Debt Financing
In December 2012, our wholly-owned subsidiary, Curis Royalty, received a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty-related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest was repaid by Curis Royalty using such royalty and royalty-related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to us. The final maturity date of the loan was the earlier of such date that the principal was paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated.
In March 2017, we and Curis Royalty entered into a credit agreement with HealthCare Royalty for the purpose of refinancing our and Curis Royalty’s existing credit agreement with BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior loan was terminated in its entirety. Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The residual proceeds of the loan were distributed to us as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated.
Payments to HealthCare Royalty for the six months ended June 30, 2019 totaled $39.9 million, of which $35.6 million was applied to the principal, and the remainder satisfying interest obligations. On March 22, 2019, in connection with our and Curis Royalty’s entry into the Oberland Purchase Agreement, we terminated the credit agreement, and repaid all amounts outstanding under the loan with HealthCare Royalty.
In March 2019, we and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers and Lind SA, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge. As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty is also entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. We determined the fair value of the liability related to the sale of future royalties at the time of the agreement to be $65.0 million, with an effective annual non-cash interest rate of 7.8%. We incurred $0.6 million of transaction costs in connection with the agreement which will be amortized to non-cash imputed interest expense over the estimated term of agreement.
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
At June 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $35.3 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.

Net cash used in operating activities of $12.7 million during the six months ended June 30, 2019 was primarily the result of our net loss for the period of $17.1 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest, totaling $3.2 million. Operating lease liability decreased $0.5 million.. Accounts payable and accrued and other liabilities decreased $2.6 million, and accounts receivable decreased $0.7 million related to a decrease in Erivedge royalties.

Net cash used in operating activities of $16.9 million during the six months ended June 30, 2018 was primarily the result of our net loss for the period of $19.4 million, offset by non-cash charges consisting of stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $2.4 million. In addition, accounts payable and accrued liabilities decreased $0.7 million, and accounts receivable decreased $0.6 million related to a decrease in Erivedge royalties.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $7.5 million and provided cash of $12.0 million for the six months ended June 30, 2019 and 2018, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $23.8 million for the six months ended June 30, 2019. We made principal payments on Curis Royalty's loan to HealthCare Royalty of $35.6 million, and received $65.0 million in proceeds from the sale of future royalties to the Purchasers.
Financing activities used cash of $3.0 million for the six months ended June 30, 2018 as a result of principal payments on Curis Royalty's loan from HealthCare Royalty of $3.1 million.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2019, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for fimepinostat, CA-4948, CA-170 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. We anticipate that our existing cash, cash equivalents and investments at June 30, 2019 should enable us to maintain our planned operations into the second half of 2020.We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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
New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our Condensed Consolidated Financial Statements, see Note 16, “New Accounting Pronouncements,” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of Part I of this Form 10-Q.
Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $17.1 million and $19.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $1.0 billion. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues comprises licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to TPC Investments I LP and TPC Investments II LP (“the Purchasers”), pursuant to the royalty interest purchase agreement we and Curis Royalty entered into with the Purchasers and Lind SA LLC (“Agent”), on March 22, 2019 (the “Oberland Purchase Agreement”).
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
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $35.3 million as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We expect that we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue operations.
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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the U.S. Food and Drug Administration, (“FDA”) and the Committee for Medicinal Products for Human Use (“CHMP”), approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., (“Sun Pharmaceutical”), sonidegib (Odomzo®), for the treatment of adults with locally advanced basal cell carcinoma (“BCC”).
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

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third party payors; and

•	our ability to compete with other therapies.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency (“EMA”), impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we will be able to obtain these approvals.
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate a favorable pharmacodynamic and pharmacokinetic profile, efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events or undesirable side effects that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our drug candidates, or we may mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.
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

•
clinical trials of our drug candidates may produce unfavorable or inconclusive results, including with respect to the safety, tolerability, efficacy, or pharmacodynamic and pharmacokinetic profile of the drug candidate;

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

•
our third party contractors or those of any collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;

•
patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•
we, or any collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate such as an unfavorable pharmacodynamic or pharmacokinetic profile;

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

•
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;

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
From time to time, we publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Initial, preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, “top-line,” initial, and preliminary data should be viewed with caution until the final data are available. Material adverse changes between such data and final published data could significantly harm our business prospects.
We have never obtained marketing approval for a drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our current drug candidates or any future drug candidates that we, or any future collaborators, may develop.
We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications (“NDAs”), that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs for any of our drug candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.
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
Even if our drug candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
We have never commercialized a drug, and even if one of our drug candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching drugs or they are required to switch therapies due to lack of reimbursement for existing therapies.
Efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the drug;

•	the potential advantages of the drug compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the drug is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the drug for sale at competitive prices;

•	the drug’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the drug and patient adherence to the drug’s dosing regimen once prescribed;

•	limitations or warnings, including distribution or use restrictions, contained in the drug’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the drug; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third party payors.
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
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including: Nimbus Discovery, Inc./Genentech, TG Therapeutics, Inc., Ligand Pharmaceuticals, Inc., AstraZeneca plc, Rigel Pharmaceuticals, Inc., SignalChem Life Sciences Corporation, Noxopharm Ltd., Kymera Therapeutics Inc., and Bayer AG. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
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
Even if we, or any collaborators, are able to commercialize any drug candidate that we, or they, develop, the drug may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.
The commercial success of our drug candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by third party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the U.S., no uniform policy of coverage and reimbursement for drugs exists among third party payors and coverage and reimbursement levels for drugs can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay commercial launch of the drug, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more drug candidates, even if our drug candidates obtain marketing approval.
Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our drug candidates will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third party payors. third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our drugs, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our drugs, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for drugs, which could result in lower than anticipated drug revenues. If the prices for our drugs, if any, decrease or if governmental and other third party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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
Erivedge is FDA-approved for people with advanced BCC in the U.S. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions seeking approval to commercialize Erivedge for this same indication. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully continue to commercialize Erivedge for patients with advanced BCC and to demonstrate its superiority over existing therapies and standards of care. The further development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge becomes no longer accepted as safe, efficacious, cost-effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third party payors;

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

•	we, Genentech, or Roche encounter third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

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

•
manufacturing delays if our third party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

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
If third party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including;

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
We rely on third parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
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
We may not have rights under patents that may cover one or more of our drug candidates. Patents of others may overlap with our own patents regarding one or more of our drug candidates. In some cases, these patents may be owned or controlled by third party competitors and may prevent or impair our ability to exploit our technology. As a result, we or our current or potential future collaborative partners may be required to obtain licenses under third party patents to develop and commercialize some of our drug candidates. If we are unable to secure licenses to such patented technology on acceptable terms, we or our collaborative partners may not be able to develop and commercialize the affected drug candidate or candidates.
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
We have conducted chemical development work through contract research agreements with contract research organizations (“CROs”), in China and India. We seek to protect our intellectual property rights under this arrangement through, among other things, non-disclosure and assignment of invention covenants. Enforcement of intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.
In addition, we collaborate with Aurigene, an Indian company, in the development of new therapeutic compounds. Some or all of the intellectual property arising from this collaboration may be developed by Aurigene’s employees, consultants, and third party contractors, and we have an option right under the collaboration agreement to obtain exclusive licenses to Aurigene’s rights in this intellectual property. Accordingly, our rights depend in part on Aurigene’s contracts with its employees and contractors and Aurigene’s ability to protect its trade secrets and other confidential information in India, both before and after we exercise our option to obtain exclusive license rights on a program-by-program basis. Enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we or Aurigene might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation.
If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by competitors.
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such drugs, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a drug;

•	restrictions on drug distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the drugs from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of drugs;

•	restrictions on coverage by third party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of drugs;

•	drug seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
In December 2016, the 21st Century Cures Act (“Cures Act”), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. However, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
Among the provisions of the Patient Protection and Affordable Care Act (“ACA”), of potential importance to our business and our drug candidates are the following:

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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services (“CMS”), has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third party payors who argued were owed to them. The effects of this gap in reimbursement on third party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (“PA”) and step therapy (“ST”) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Healthcare providers, third party payors and others will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with healthcare providers and third party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:
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
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPPA”), imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program;
HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and
Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010 (“Bribery Act”). Infringement of these laws could result in substantial fines and imprisonment.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidate and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $23.70 and a low price of $0.60 per share for the period January 1, 2013 through July 30, 2019. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

•	the timing and result of clinical trials of our drug candidates;

•	the success of, and announcements regarding, existing and new technologies and/or drug candidates by us or our competitors;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	market conditions in the biotechnology and pharmaceutical sectors;

•	rumors relating to us or our collaborators or competitors;

•	commencement or termination of collaborations for our development programs;

•	litigation or public concern about the safety of our drug candidates;

•	actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;

•	the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;

•	actual or anticipated changes to our research and development plans;

•	deviations in our operating results from the estimates of securities analysts;

•	entering into new collaboration agreements or termination of existing collaboration agreements;

•	adverse results or delays in clinical trials being conducted by us or any collaborators;

•	any intellectual property disputes or other lawsuits involving us;

•	third party sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors or significant stockholders;

•	equity sales by us of our common stock to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions;

•	limited trading volume in our common stock;

•	general economic and market conditions, including recent adverse changes in the domestic and international financial markets; and

•	the other factors described in this “Risk Factors” section.
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
On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), that significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
As of June 30, 2019, Aurigene beneficially owned approximately 16.5% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.

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
Sales of substantial amounts of shares of our common stock or other securities by our employees and other stockholders, by Cowen pursuant to our sales agreement, under our universal shelf registration statement or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our stockholders.
As of June 30, 2019, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 17.1% of our outstanding common stock including approximately 16.5% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

•	the composition of our board of directors;

•	the adoption of amendments to our certificate of incorporation and bylaws;

•	the approval of mergers or sales of substantially all of our assets;

•	our capital structure and financing; and

•	the approval of contracts between us and these stockholders or their affiliates, which could involve conflicts of interest.

This concentration of ownership could harm the market price of our common stock by:

•
delaying, deferring or preventing a change in control of our company and making some transactions more difficult or impossible without the support of these stockholders, even if such transactions are beneficial to other stockholders;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	entrenching our management or the board of directors.

Moreover, the interests of these stockholders may conflict with the interests of other stockholders, and we may be required to engage in transactions that may not be agreeable to or in the best interest of us or other stockholders.
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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Curis, Inc., as amended
10.1	Third Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2019)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 9, 2019	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Financial Officer)