Form 10-Q
period 2019-09-30
CURIS INC
filed 2019-11-05
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 1, 2019, there were 33,202,871 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$21,357	$23,636
Investments	6,652	634
Short term investment – restricted	153	—
Accounts receivable	2,897	2,864
Prepaid expenses and other current assets	1,624	827
Total current assets	32,683	27,961
Property and equipment, net	203	267
Operating lease right-of-use asset	373	—
Long-term investment – restricted	—	153
Goodwill	8,982	8,982
Other assets	3	2
Total assets	$42,244	$37,365
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,478	$2,909
Accrued liabilities	1,831	3,457
Operating lease liability	409	—
Current portion of long term debt, net	—	6,884
Total current liabilities	4,718	13,250
Long term debt, net	—	28,600
Liability related to the sale of future royalties, net	63,544	—
Other long term liabilities	—	11
Total liabilities	68,262	41,861
Stockholders’ Deficit:
Common stock, $0.01 par value—101,250,000 shares authorized; 33,202,871 shares issued and outstanding at September 30, 2019; 67,500,000 shares authorized; 33,159,253 shares issued and outstanding at December 31, 2018	332	332
Additional paid-in capital	982,020	980,012
Accumulated deficit	(1,008,373)	(984,840)
Accumulated other comprehensive income	3	—
Total stockholders’ deficit	(26,018)	(4,496)
Total liabilities and stockholders’ deficit	$42,244	$37,365
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Royalties	$2,906	$2,781	$7,185	$7,649
Contra revenue	(50)	66	(468)	24
Total revenues	2,856	2,847	6,717	7,673
Costs and expenses:
Cost of royalty revenues	145	154	342	417
Research and development	5,147	4,983	14,840	19,700
General and administrative	2,887	4,127	8,557	11,741
Total costs and expenses	8,179	9,264	23,739	31,858
Loss from operations	(5,323)	(6,417)	(17,022)	(24,185)
Other expense:
Loss on debt extinguishment	—	—	(3,495)	—
Interest income	170	166	513	541
Imputed interest expense related to the sale of future royalties	(1,303)	—	(2,721)	—
Interest expense, debt	—	(972)	(791)	(2,990)
Other income (expense), net	20	—	(17)	—
Total other expense	(1,113)	(806)	(6,511)	(2,449)
Net loss	$(6,436)	$(7,223)	$(23,533)	$(26,634)
Net loss per common share (basic and diluted)	$(0.19)	$(0.22)	$(0.71)	$(0.80)
Weighted average common shares (basic and diluted)	33,202,871	33,161,592	33,170,844	33,117,290
Net loss	$(6,436)	$(7,223)	$(23,533)	$(26,634)
Other comprehensive income:
Unrealized gain on marketable securities	3	1	3	2
Comprehensive loss	$(6,433)	$(7,222)	$(23,530)	$(26,632)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$—	$(984,840)	$—	$(4,496)
Recognition of stock based compensation	—	—	651	—	—	—	651
Cancellation of restricted stock awards	(8,473)	—	—	—	—	—	—
Net loss	—	—	—	—	(9,884)	—	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$—	$(994,724)	$—	$(13,729)
Issuance of common stock under the Employee Stock Purchase Plan	52,091	—	42	—	—	—	42
Recognition of stock based compensation	—	—	631	—	—	—	631
Net loss	—	—	—	—	(7,213)	—	(7,213)
June 30, 2019	33,202,871	$332	$981,336	$—	$(1,001,937)	$—	$(20,269)
Recognition of stock based compensation	—	—	684	—	—	—	684
Unrealized gain on marketable securities	—	—	—	—	—	3	3
Net loss	—	—	—	—	(6,436)	—	(6,436)
September 30, 2019	33,202,871	$332	$982,020	$—	$(1,008,373)	$3	$(26,018)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity - Continued
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2017	33,075,949	$331	$977,453	$(1,524)	$(952,265)	$(2)	$23,993
Issuances of common stock under grant of restricted stock awards	294,250	3	(3)	—	—	—	—
Recognition of employee stock-based compensation	—	—	1,226	—	—	—	1,226
Retirement of Treasury Stock	(244,569)	(3)	(1,521)	1,524	—	—	—
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(10,747)	—	(10,747)
March 31, 2018	33,125,630	$331	$977,155	$—	$(963,012)	$(6)	$14,468
Issuance of common stock under the Employee Stock Purchase Plan	55,516	1	111	—	—	—	112
Recognition of stock based compensation	—	—	1,189	—	—	—	1,189
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Net loss	—	—	—	—	(8,664)	—	(8,664)
June 30, 2018	33,181,146	$332	$978,455	$—	$(971,676)	$(1)	$7,110
Issuance of common stock under the Employee Stock Purchase Plan	—	—	895	—	—	—	895
Cancellation of restricted stock awards	(68,000)	(1)	—	—	—	1	—
Net loss	—	—	—	—	(7,223)	—	(7,223)
September 30, 2018	33,113,146	$331	$979,350	$—	$(978,899)	$—	$782
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,533)	$(26,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	139
Non-cash lease expense	673	—
Stock based compensation expense	1,966	3,309
Amortization of debt issuance costs	8	25
Non-cash imputed interest expense related to the sale of future royalties	267	—
Non-cash interest income on investments	(51)	(131)
Non-cash interest expense on operating lease liability	50	—
Loss on extinguishment of debt	3,495	—
Loss on disposal of fixed assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	218
Prepaid expenses, and other assets	(798)	(138)
Accounts payable and accrued and other liabilities	(2,006)	(1,913)
Operating lease liability	(749)	—
Total adjustments	2,927	1,509
Net cash used in operating activities	(20,606)	(25,125)
Cash flows from investing activities:
Purchase of investments	(10,914)	(26,145)
Sales and maturities of investments	4,950	42,950
Purchase of property and equipment	(41)	(85)
Net cash (used in) provided by investing activities	(6,005)	16,720
Cash flows from financing activities:
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	65,000	—
Payment of issuance costs on royalty interest purchase agreement	(584)	—
Proceeds from issuance of common stock under the Company's share-based compensation plan.	42	112
Payment of liability of future royalties, net of imputed interest	(1,139)	—
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	(37,162)	—
Payments on Curis Royalty’s debt	(1,825)	(4,434)
Net cash provided by (used in) financing activities	24,332	(4,322)
Net decrease in cash and cash equivalents	(2,279)	(12,727)
Cash and cash equivalents, beginning of period	23,636	38,288
Cash and cash equivalents, end of period	$21,357	$25,561
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are fimepinostat, CA-4948, and CA-170:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (“DLBCL”) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, (“FDA”) in April 2015 and May 2018, respectively. The Company has begun enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high grade B-cell lymphoma (“HGBL”). The Company expects to report initial clinical data from this combination study in the fourth quarter of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company is currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) patients. The Company expects to report further clinical data from the study in the fourth quarter of 2019.

•
CA-170 is currently undergoing testing in a clinical study in patients with mesothelioma. The Company will announce initial data in conjunction with the Society for Immunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. The Company is currently evaluating future studies for CA-170.

The Company’s pipeline also includes CA-327, which is a pre-Investigational New Drug (“IND”) stage oncology drug candidate.
The Company is party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which F. Hoffmann-La Roche Ltd (“Roche”) and Genentech are commercializing ErivedgeTM (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
In January 2015, and as amended in September 2016, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited (“Aurigene”).
The collaboration with Aurigene comprises multiple programs, and the Company has the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally available small molecule antagonist of two immune checkpoints, V-domain Ig suppressor of T-cell activation (“VISTA”) and programmed death ligand-1 (“PDL1”), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (“IRAK4”) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (“TIM3”) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.

The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs, the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement, the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC, the Company’s ability to obtain adequate financing to fund its operations, the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (“Purchasers”), the Company’s ability to obtain and maintain necessary intellectual property protection, development by the Company’s competitors of new or better technological innovations, the Company's dependence on key personnel, the Company’s ability to comply with regulatory requirements, the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates, and the Company’s ability to execute on its overall business strategies.
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
The Company has incurred net losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of approximately $1.0 billion, and for the nine months ended September 30, 2019, the Company incurred a net loss of $23.5 million and used $20.6 million of cash in operations. The Company expects to continue to generate net losses in the foreseeable future. The Company anticipates that its $28.0 million of existing cash, cash equivalents and investments at September 30, 2019 should enable the Company to maintain its planned operations into the second half of 2020. Based on available cash resources, the Company does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If sufficient funds are not available, the Company may have to delay, reduce the scope of, or eliminate some of its research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of its product candidates, which could adversely affect the Company’s business prospects and the Company’s ability to continue its operations, and would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. See Note 2, “Basis of Presentation,” for additional information about the Company’s ability to continue as a going concern.

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
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2019; the results of operations for the three and nine-month periods ended September 30, 2019 and 2018; stockholders' deficit for the three and nine-month periods ended September 30, 2019 and 2018 and the cash flows for the nine-month periods ended September 30, 2019 and 2018. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.
The Company anticipates that its $28.0 million of existing cash, cash equivalents and investments at September 30, 2019 should enable it to maintain its planned operations into the second half of 2020. Based on the Company's available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The Company expects to finance its operations through its current at-the-market sale agreement with Cowen and Company, LLC, or Cowen or other potential equity financings, debt financings or other capital sources. However, the Company may not be successful in securing additional financing on acceptable terms, or at all.
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
License Fees and Multiple Element Arrangements
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligations to determine whether the combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 4 “Research and Development Collaborations”). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 9 “Liability Related to the Sale of Future Royalties”). Contra revenue includes amounts related to the reimbursement of patent related research and development costs and amounts related to potential adjustments in countries where the Company's royalties are subject to reductions.
Summary
During the nine months ended September 30, 2019 and 2018, total gross revenues were 100% from the Company’s collaboration with Genentech.

4.	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of September 30, 2019.
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
In March 2017, the Company and Curis Royalty entered into a new credit agreement with HealthCare Royalty Partners III, L.P. (“HealthCare Royalty”), for the purpose of refinancing and terminating its prior loan from BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors (“BioPharma-II”). Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan, with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, in connection with entering into the Oberland Purchase Agreement, the Company and Curis Royalty terminated and repaid in full all amounts outstanding under the loan with HealthCare Royalty.
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
The Company recognized $2.9 million and $2.8 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2019 and 2018, respectively and $7.2 million and $7.6 million during the nine months ended September 30, 2019 and 2018, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million and $0.2 million, during the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively. Cost of royalty revenues comprises 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 2% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 9, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
The Company recorded immaterial research and development revenue during the three and nine months ended September 30, 2019 and $0.1 million research and development revenue during the three and nine months ended September 30, 2018 related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.1 million during the three months ended September 30, 2019, and an immaterial amount during the three months ended September 30, 2018. Genentech incurred expenses of $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues which have been netted against research and development revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.

The Company recorded a receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2019 and 2018, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.9 million and $2.9 million as of September 30, 2019 and 2018, respectively.

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
As of September 30, 2019, the Company has exercised its option to license the following four programs under the collaboration:

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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company incurred expenses related to Aurigene of $0.8 million and $0.6 for the nine month periods ended September 30, 2019 and September 30, 2018, respectively.

5.	Fair Value of Financial Instruments
The Company has adopted the provisions of the FASB Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). Topic 820 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2019 and December 31, 2018 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at September 30, 2019 and 2018.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2019:
Cash equivalents:
Money market funds	$19,605	$—	$—	$19,605
Corporate commercial paper, bonds and notes	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, bonds and notes	—	6,652	—	6,652
Total assets at fair value	$19,605	$7,042	$—	$26,647

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018:
Cash equivalents:
Money market funds	$18,180	$—	$—	$18,180
Corporate commercial paper, stock, bonds and notes	—	2,199	—	2,199
Municipal bonds	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	634	—	634
Total assets at fair value	$18,180	$2,968	$—	$21,148
No investments held at September 30, 2019 were transferred between levels.
Fair Value of Financial Liabilities
As of September 30, 2019, the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to the Purchasers over the life of the Oberland Purchase Agreement, which are considered Level 3 (see Note 9, “Liability Related to the Sale of Future Royalties”).

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
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2019 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate commercial paper, bonds and notes – short-term	$6,649	$3	$—	$6,652
Total investments	$6,649	$3	$—	$6,652
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.3 years at September 30, 2019.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$634	$—	$—	$634
Total investments	$634	$—	$—	$634
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at December 31, 2018.
As of September 30, 2019, the Company did not have any debt securities in an unrealized loss position.

7.	Debt

(a)	HealthCare Royalty Partners III
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

Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech were to be first applied to pay, collectively: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts were to be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement were insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding would be added to the loan principal on a quarterly basis. On March 22, 2019, the Company and Curis Royalty terminated and repaid all amounts outstanding under the credit agreement, consisting of approximately $33.8 million in remaining loan principal and approximately $3.4 million in accrued and unpaid interest and prepayment fees. The $3.4 million in accrued and unpaid interest and prepayment fees along with the remaining deferred issuance costs of $0.1 million were recorded as a loss on debt extinguishment.

(b)	Debt Payments to HealthCare Royalty Partners III
During the nine months ended September 30, 2019 Curis Royalty made payments totaling $39.9 million, of which $35.6 million was applied to the principal, with the remainder applied to prepayment fees and accrued interest. The Company repaid all outstanding debt and related accrued interest during the first quarter of 2019. During the nine months ended September 30, 2018 Curis Royalty made payments totaling $5.1 million, of which $3.1 million was applied to the principal, with the remainder applied to accrued interest.
At December 31, 2018, the Company recorded short-and long-term debt of $6.9 million and $28.6 million, respectively, and accrued interest of $0.2 million in the Company’s Condensed Consolidated Balance Sheets.
As related to its debt with HealthCare Royalty Partners III, the Company recognized interest expense of $0.8 million and $2.0 million respectively, for the nine months ended September 30, 2019 and 2018 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation	$1,319	$2,774
Professional fees	247	233
Accrued interest on debt (Note 7)	—	165
Other	265	285
Total	$1,831	$3,457

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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
As a result of our obligation to pay future royalties to Oberland, we recorded the proceeds from this transaction as a liability on our Condensed Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, we impute interest on the transaction and record imputed interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. We periodically assess the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 7.9%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement.
The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2019.

Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized issuance costs	(584)
Imputed interest expense recognized for the nine months ended September 30, 2019	2,721
Less: payments to Oberland Capital, LLC	(3,593)
Carrying value of liability related to the sale of future royalties at September 30, 2019	$63,544

10.	Lease
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
The term of the 4 Maguire Road lease agreement commenced on December 1, 2010, and was set to expire in February 2018. The Company had the option to extend the term for one additional five year period upon the Company’s written notice to the lessor at least one year and no more than 18 months in advance of the extension. On November 1, 2017, the Company entered into a second amendment to the lease agreement pursuant to which the Company agreed to extend the lease for an additional two year period. The term of the lease amendment commenced on March 1, 2018, and expires on February 29, 2020.

The amendment provides for no option to extend the term beyond the two year period, nor does it provide an option for early termination of the lease.
The total cash obligations for the base rent over the initial term of the lease agreement and the extended term of the lease agreement were approximately $4.4 million and $2.0 million, respectively. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The Company has provided a security deposit to the lessor in the form of an irrevocable letter of credit in the original amount of $0.3 million. The original deposit has been reduced throughout the lease term since its inception to $0.2 million during each of 2019 and 2018, respectively, in accordance with the terms of the lease. These amounts have been classified as restricted investments in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
The Company’s maturities of operating lease liabilities were as follows at September 30, 2019.

Year Ending December 31,
2019	$251
2020	168
Total minimum payments	419
Less: present value adjustments	(10)
Total operating lease liability	$409
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year were as follows as of December 31, 2018.

Year Ending December 31,
2019	$1,002
2020	168
Total minimum payments	$1,170
Operating lease cost was $0.8 million for the nine month periods ended September 30, 2019 and 2018.

11.	Stock Plans and Stock Based Compensation
As of September 30, 2019, the Company had two stockholder approved, share based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Company's board of directors in April 2017 and approved by stockholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019 the Company's stockholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 10,890,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights, will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of September 30, 2019 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of September 30, 2019, 4,743,559 shares remained available for grant under the 2010 Plan.
During the nine months ended September 30, 2019, the Company’s board of directors granted options to purchase a total of 3,875,865 shares of the Company’s common stock to employees and directors of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 3,155,865 shares were granted to employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Additionally, the Company’s board of directors authorized a grant of options to purchase 1,502,867 shares of the Company’s common stock to its officers in January 2019. Such stock options have an exercise price equal to $1.16 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period.
During the first quarter of 2019, the Company’s board of directors granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price of $1.16 per share, which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. There were no additional non-employee grants made in the current quarter.
Nonstatutory Inducement Grants
For certain new employees the Company issues options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Each option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three month period thereafter. During the nine months ended September 30, 2019, the Company’s board of directors granted options to purchase 418,000 shares of common stock as inducement equity awards. These options were granted at a weighted average exercise price of $1.88 which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the nine months ended September 30, 2019 and 2018 based on the assumptions noted in the following table:

	Nine Months Ended September 30,
	2019	2018
Expected term (years) – employees and officers	5.5	5.5
Expected term (years) – directors	5.5	6.25
Risk free interest rate	2.3-2.6%	2.5-2.8%
Expected Volatility	75.8-78.7%	66.0-72.0%
Expected Dividends	None	None
The expected volatility is based on the annualized daily historical volatility of the Company’s stock price for a time period consistent with the expected term of each grant. Management believes that the historical volatility of the Company’s stock price best represents the future volatility of the stock price.
The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the respective grant. The Company has not historically paid cash dividends, and does not expect to pay cash dividends in the foreseeable future.
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

A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	3,714,394	$7.68
Granted	3,875,865	1.26
Exercised	—	—
Canceled	(1,577,558)	7.95
Outstanding, September 30, 2019	6,012,701	$3.48	8.53	$3,797
Exercisable at September 30, 2019	1,435,808	$8.84	6.52	$122
Vested and unvested expected to vest at September 30, 2019	5,284,182	$3.75	8.43	$3,200
The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2019 and 2018 were $0.83 and $1.46, respectively. As of September 30, 2019, there was approximately $3.7 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.54 years. There were no options exercised during the nine months ended September 30, 2019 and September 30, 2018.
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	226,250	$3.45
Awarded	—	—
Vested	(195,313)	3.45
Forfeited	—	—
Unvested, September 30, 2019	30,937	$3.45
As of September 30, 2019, there were 30,937 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of September 30, 2019, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 2.31 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two year enrollment period, as defined. The Company has four six month purchase periods per each two year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six month purchase periods per year with no defined enrollment period. As of September 30, 2019, 231,053 shares were issued under the ESPP, of which none were issued during the quarter ended September 30, 2019. As of September 30, 2019, there were 1,716,856 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and nine months ended September 30, 2019 was not material. ESPP compensation expense for the three months ended September 30, 2018 was not material and $0.2 million was recorded for the nine months ended September 30, 2018.

Stock Based Compensation Expense
The Company recorded a total of $0.7 million and $2.0 million, respectively, in compensation expense for the three and nine months ended September 30, 2019 and $0.9 million and $3.3 million, respectively, for the three and nine months ended September 30, 2018 related to employee and director stock option grants.
Total Stock Based Compensation Expense
For the three and nine months ended September 30, 2019 and 2018, the Company recorded stock based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$130	$295	$254	$1,143
General and administrative expenses	554	600	1,712	2,166
Total stock based compensation expense	$684	$895	$1,966	$3,309

12.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income as of September 30, 2019.

Unrealized Gain on Securities Available-for-Sale
Balance, as of December 31, 2018	$—
Unrealized gain on marketable securities	3
Net current period other comprehensive income	3
Balance, as of September 30, 2019	$3
The following table summarizes the changes in accumulated other comprehensive income (loss) as of September 30, 2018.

Unrealized Losses and Gain on Securities Available-for-Sale
Balance, as of December 31, 2017	$(2)
Unrealized gain on marketable securities	2
Net current period other comprehensive income	2
Balance, as of September 30, 2018	$—

13.	Common Stock

(a)	Reverse Stock Split
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
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen may also sell the common stock by any other method permitted by law, including in negotiated transactions. Cowen will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company. The Company has no obligation to sell any of the common stock under the sales agreement. Either the Company or Cowen may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either the Company or Cowen upon written notice to the other party as specified in the sales agreement. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party has agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares sold under the sales agreement, have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. The Company did not sell shares of common stock under this sales agreement during the three and nine months ended September 30, 2019.
As of September 30, 2019, the Company has sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

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
In March 2018, the Company retired all 244,569 shares of common stock at a total cost of $1.5 million. This was a non-cash transaction and thus only affected the classifications within the stockholders' deficit section of the Company's Condensed Consolidated Balance Sheet.

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
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended September 30, 2019 and 2018, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 6,012,701 and 3,802,637 as of September 30, 2019 and 2018, respectively.

15.	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October, 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company paid Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, we extended the research and development period of the program until the first quarter of 2020, as permitted under the terms of the agreement.
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
Epi-Cure has retained the right to opt in to co-develop and share in profits upon initiation of a Phase 2 clinical study, in which event Curis will share in any development costs and profits on a 50/50 basis. Epi-Cure also has the right to opt out of co-development/co-profit in which case they will receive royalty payments in lieu of profit sharing.
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
For the nine months ended September 30, 2019, Curis paid and expensed $0.2 million of fees related to this agreement.

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
While the Company may utilize Dr. Tuck's consulting services in the future, the Company deemed the services to be a reduced level of service and not substantive. Under ASC 450, Contingencies, when an employee terminates and enters into a consulting agreement and the services to be provided are not deemed substantive; the transaction should be accounted for as a severance arrangement with no future service requirement. Based on this guidance, the Company recognized $0.3 million of expense during 2018, which represented the total obligation under the Letter Agreement.

16.	New Accounting Pronouncements
Recently Issued and Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases. In addition, the FASB recently issued ASU No. 2018-10 and ASU No. 2018-11, both of which are further clarifying amendments to ASU No. 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases. This new standard was effective for the Company as of January 1, 2019.
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
The Company adopted this standard as of January 1, 2019, which had an impact on its Condensed Consolidated Balance Sheets as of January 1, 2019 and September 30, 2019, with the recognition of an operating lease right-of-use asset in the amount of $1.0 million and $0.4 million, respectively, and the recognition of operating lease liabilities of $1.1 million and $0.4 million, respectively. The new standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations for any period.
Recently Issued, Not Yet Adopted
In August 2018, the FASB issued ASU No.2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The ASU will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effects of this ASU and does not expect that the adoption effective January 1, 2020 will have a material impact on its Condensed Consolidated Financial Statements.

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
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
Fimepinostat is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (“DLBCL”) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, (“FDA”) in April 2015 and May 2018, respectively. We have begun enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high grade B-cell lymphoma (“HGBL”). We expect to report initial clinical data from this combination study in the fourth quarter of 2019.

•
CA-4948 is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. We are currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) patients. We expect to report further clinical data from the study in the fourth quarter of 2019.

•
CA-170 is currently undergoing testing in a clinical study in patients with mesothelioma. We will announce initial data in conjunction with the Society for Immunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug (“IND”), stage oncology drug candidate.
In addition, we are party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which F. Hoffmann-La Roche Ltd (“Roche”) and Genentech are commercializing ErivedgeTM (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
Finally, on January 18, 2015, we entered into a collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”), a specialized, discovery stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016. As of September 30, 2019, we have licensed four programs under the Aurigene collaboration.

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
As of September 30, 2019, we believe our $28.0 million of existing cash, cash equivalents and investments should enable us to maintain our planned operations into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding our ability to continue as a going concern. We expect to finance our operations through our current at-the-market sale agreement with Cowen or other potential equity financings, debt financings or other capital sources. However, we may not be successful in securing additional financing on acceptable terms, or at all. If sufficient funds are not available, we may have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies.
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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of September 30, 2019. For the quarter ended September 30, 2019 we incurred a loss of $23.5 million and used $20.6 million of cash in operations. We expect that our cash, cash equivalents and short term investments as of September 30, 2019 should enable us to maintain our planned operations into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. See “Funding Requirements” and Note 2 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
Financial Operations Overview

General.    Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see Item 2 of Part I, “Liquidity” and “Liquidity and Capital Resources - Funding Requirements” of this Form 10-Q.
Debt.    In December 2012, our wholly owned subsidiary, Curis Royalty LLC (“Curis Royalty”), entered into a $30 million credit agreement with BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors (“BioPharma-II”), at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty related payment streams.

In connection with the loan, we transferred to Curis Royalty our right to receive royalty and royalty related payments from Genentech. The loan and accrued interest was an obligation of Curis Royalty, with no recourse to us, to be repaid using the royalty and royalty related payments from Genentech. To secure repayment of the loan, Curis Royalty granted a first priority lien and security interest (subject only to permitted liens) to BioPharma-II in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the royalty and royalty related payments. Under the terms of the credit agreement, quarterly royalty and royalty related payments received by Curis Royalty from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech but expected such revenues would have been used to pay down such loan until it was repaid in full. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.

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

In connection with the termination and repayment in full of the loan with HealthCare Royalty, on March 22, 2019 we and Curis Royalty entered into a royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties and royalty related payments from Genentech on potential net sales of Erivedge. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of approximately $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion please refer to Note 9, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described in Note 9, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
We could receive additional milestone payments from Genentech, provided that contractually specified development and regulatory objectives are met. Also, we could receive milestone payments from the Purchasers, provided that contractually specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our existing collaboration with Genentech, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, that are met under such collaboration. Our receipt of additional payments under our existing collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
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
Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of:

•	salaries and related expenses for personnel, including stock based compensation expense;

•	costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;

•	other outside service costs, including costs of contract manufacturing;

•	sublicense payments;

•	the costs of supplies and reagents;

•	occupancy and depreciation charges;

•	certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments; and

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
IL-1R/TLR-altered AML, MDS
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of fimepinostat, CA-4948 and CA-170; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under “Part II, Item 1A. Risk Factors” of this Form 10-Q.
General and Administrative.    General and administrative expense consists primarily of salaries, stock based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of property and equipment and intangible assets, revenue recognition, the value of certain liabilities, debt classification and stock based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.

Results of Operations
Three and Nine Months Ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenues	$2,856	$2,847	—%	$6,717	$7,673	(12)%
Costs and expenses:
Cost of royalty revenues	145	154	(6)%	342	417	(18)%
Research and development	5,147	4,983	3%	14,840	19,700	(25)%
General and administrative	2,887	4,127	(30)%	8,557	11,741	(27)%
Other expense, net	1,113	806	38%	6,511	2,449	>100%
Net loss	$(6,436)	$(7,223)	(11)%	$(23,533)	$(26,634)	(12)%
Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenues:
Royalties	$2,906	$2,781	4%	$7,185	$7,649	(6)%
Contra revenue	(50)	66	<(100)%	(468)	24	>100%
Total revenues	$2,856	$2,847	—%	$6,717	$7,673	(12)%
Total revenues increased to $2.9 million for the three months ended September 30, 2019 as compared to $2.8 million for the same period in 2018, primarily related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended September 30, 2019 as compared to the prior year period.
Total revenues decreased by $1.0 million to $6.7 million for the nine months ended September 30, 2019 as compared to $7.7 million for the same period in 2018, primarily related to royalty reductions arising from Genentech and Roche’s net sales of Erivedge and the impact of competitor's products in additional markets during the nine months ended September 30, 2019 as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues remained unchanged at approximately $0.1 million for the three months ended September 30, 2019 as compared to the same period in 2018. Cost of royalty revenues decreased to $0.3 million from $0.4 million for the nine months ended September 30, 2019 as compared to the same period in 2018. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Direct research and development expenses	$3,313	$2,057	61%	$9,071	$8,901	2%
Employee related expenses	1,426	2,439	(42)%	4,493	9,150	(51)%
Facilities, depreciation and other expenses	408	487	(16)%	1,276	1,649	(23)%
Total research and development expenses	$5,147	$4,983	3%	$14,840	$19,700	(25)%

Research and development expenses were $5.1 million for the three months ended September 30, 2019 as compared to $5.0 million in the same period in 2018, an increase of approximately $0.1 million, or 3%. Direct research and development expenses increased by $1.3 million for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to increased costs related to clinical activities for CA-4948 partially offset by lower costs related to CA-170. Employee related expenses decreased by approximately $1.0 million primarily related to lower personnel costs and stock based compensation expense.

Research and development expenses were $14.8 million for the nine months ended September 30, 2019, as compared to $19.7 million in the same period in 2018, a decrease of $4.9 million, or 25%. Direct research and development expenses increased by $0.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to increased costs related to clinical activities for CA-4948. Employee related expenses decreased by approximately $4.7 million primarily related to lower personnel costs and stock based compensation expense.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Personnel	$1,039	$1,789	(42)%	$3,061	$4,281	(28)%
Legal services	262	773	(66)%	1,239	2,234	(45)%
Professional and consulting services	427	535	(20)%	1,286	1,693	(24)%
Insurance costs	134	102	31%	344	304	13%
Stock based compensation	554	600	(8)%	1,536	2,166	(29)%
Other general and administrative expenses	471	328	43%	1,091	1,063	3%
Total general and administrative expenses	$2,887	$4,127	(30)%	$8,557	$11,741	(27)%
General and administrative expenses were $2.9 million for the three months ended September 30, 2019, as compared to $4.1 million in the same period in 2018, a decrease of $1.2 million, or 30%. The decrease in general administrative expense was driven primarily by lower legal and consulting services and lower personnel expenses, partially offset by an increase in insurance and other administrative expenses.
General and administrative expenses were $8.6 million for the nine months ended September 30, 2019, as compared to $11.7 million in the same period in 2018, a decrease of $3.2 million, or 27%. The decrease in general administrative expense was driven primarily by lower legal and consulting services, lower personnel and stock based compensation expenses.
Other Expense. Interest income was consistent at $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Imputed interest expense related to future royalty payments was $1.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2018 interest expense was $1.0 million related to interest accrued on Curis Royalty’s debt obligations.
For the nine months ended September 30, 2019, loss on extinguishment of debt was $3.5 million with $3.4 million due to payment of a pre-payment fee due to HealthCare Royalty and $0.1 million related to the remaining deferred issuance costs. Interest income was $0.5 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Imputed interest expense related to the future royalty payments was $2.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2019 and 2018, interest expense was $0.8 million and $3.0 million, respectively, primarily related to interest accrued on Curis Royalty’s debt obligations.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights. See “Funding Requirements” and Note 2 to the Condensed Consolidated Financial

Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company (“Cowen”), pursuant to which we may sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either Cowen or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The sales agreement may be terminated at any time by either party upon written notice to the other party, in the manner specified in the sales agreement. The aggregate compensation payable to Cowen will be 3% of the gross sales price of the common stock sold pursuant to the sales agreement. The shares sold under the sales agreement have been issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015. The remaining shares that may be sold under the sales agreement are expected to be issued and sold, if at all, pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. We did not sell shares of common stock under this sales agreement during the three and nine months ended September 30, 2019. As of September 30, 2019, we have sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.
Debt Financing
In December 2012, our wholly owned subsidiary, Curis Royalty, received a $30.0 million loan, at an annual interest rate of 12.25%, pursuant to a credit agreement with BioPharma-II. In connection with the loan, we transferred to Curis Royalty our right to receive certain future royalty and royalty related payments on the commercial sales of Erivedge that we may receive from Genentech. The loan and accrued interest was repaid by Curis Royalty using such royalty and royalty related payments. The loan constituted an obligation of Curis Royalty, and was non-recourse to us. The final maturity date of the loan was the earlier of such date that the principal was paid in full, or Curis Royalty’s right to receive royalties under the collaboration agreement with Genentech was terminated.
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
Payments to HealthCare Royalty for the nine months ended September 30, 2019 totaled $39.9 million, of which $35.6 million was applied to the principal, and the remainder satisfying interest obligations. On March 22, 2019, in connection with our and Curis Royalty’s entry into the Oberland Purchase Agreement, we terminated the credit agreement, and repaid all amounts outstanding under the loan with HealthCare Royalty.
In March 2019, we and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers and Lind SA, LLC, as collateral agent for the Purchasers, pursuant to which we sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge. As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty is also entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. We determined the fair value of the liability related to the sale of future royalties at the time of the agreement to be $65.0 million, with an effective annual non-cash interest rate of 7.9%. We incurred $0.6 million of transaction costs in connection with the agreement which will be amortized to imputed interest expense over the estimated term of the agreement.
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 were used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase

Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. Following April 2019, the amount we are obligated to pay has decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
At September 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $28.0 million, excluding our restricted investments of $0.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $20.6 million during the nine months ended September 30, 2019 was primarily the result of our net loss for the period of $23.5 million, offset by non-cash charges consisting of stock based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest, totaling $3.0 million. Operating lease liability decreased $0.7 million. Accounts payable and accrued and other liabilities decreased $2.0 million, and accounts receivable remained consistent across both periods.

Net cash used in operating activities of $25.1 million during the nine months ended September 30, 2018 was primarily the result of our net loss for the period of $26.6 million, offset by non-cash charges consisting of stock based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $3.3 million. In addition, accounts payable and accrued liabilities decreased $1.9 million, and accounts receivable decreased $0.2 million related to a decrease in Erivedge royalties.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $6.0 million and provided cash of $16.7 million for the nine months ended September 30, 2019 and 2018, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $24.3 million for the nine months ended September 30, 2019. We made principal payments on Curis Royalty's loan to HealthCare Royalty of $35.6 million, and received $65.0 million in proceeds from the sale of future royalties to the Purchasers.
Financing activities used cash of $4.3 million for the nine months ended September 30, 2018 as a result of principal payments on Curis Royalty's loan from HealthCare Royalty of $4.4 million.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2019, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for fimepinostat, CA-4948, CA-170 and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding our ability to continue as a going concern.  We expect to finance our operations through our current at-the-market sale agreement with Cowen or other potential equity financings, debt financings or other capital sources. However, we may not be successful in securing additional financing on acceptable terms, or at all.
Factors that may affect our planning future capital requirements and accelerate our need for additional working capital, and that would have a negative impact on our financial condition and our ability to pursue our business strategies, include the following:

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

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We elected not to exercise our exclusivity option in 2018 and did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of this election to not further exercise our exclusivity option, we no longer operate under the broad immuno-oncology exclusivity with Aurigene. In 2019, we elected not to further exercise our exclusivity option related to the IRAK4 and PD1/VISTA programs and did not make the $2.0 million payment required for this continued exclusivity.
We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations.
To become and remain profitable, we, either alone or with collaborators, must develop and eventually commercialize one or more drug candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and satisfying any post marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than Erivedge, which is being commercialized by Genentech and Roche, our most advanced drug candidates are currently only in early clinical testing.
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
We have no off-balance sheet arrangements as of September 30, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $23.5 million and $26.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $1.0 billion. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues comprises licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. In addition, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to TPC Investments I LP and TPC Investments II LP (“the Purchasers”), pursuant to the royalty interest purchase agreement we and Curis Royalty entered into with the Purchasers and Lind SA LLC (“Agent”), on March 22, 2019 (the “Oberland Purchase Agreement”).
We do not expect to generate significant revenues other than those related to Erivedge unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our drug candidates other than Erivedge. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing, and selling those drugs for which we, or any of our collaborators, may obtain marketing approval, satisfying any post marketing requirements and obtaining reimbursement for our drugs from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and whether or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates, or continue our operations and cause a decline in the value of our common stock.
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
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short term investments of $28.0 million as of September 30, 2019 should enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. We may be unable to obtain additional funding on acceptable terms, or at all.
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

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets; and

•	our ability to continue as a going concern.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
As of September 30, 2019, we had $28.0 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. If we are unable to obtain sufficient funding, we may be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty related payments on commercial sales of Erivedge, Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments, and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty we could lose all retained rights to future royalty and royalty related payments, we could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.

Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty related payments excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. In connection with entering into the Oberland Purchase Agreement, Curis Royalty and the Agent entered into a security agreement and Curis and the Purchasers entered into a pledge agreement.

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

The obligations of Curis Royalty under the Oberland Purchase Agreement may be accelerated upon the occurrence of an event of default under the security agreement (subject to certain cure periods), which events of default include:

•
any royalty and royalty related payments to be remitted into a certain Curis Royalty designated account controlled by the Agent pursuant to a control agreement, referred to as the royalty account, into which all royalty and royalty related payments must be paid by Curis or Curis Royalty are not so remitted in accordance with the Oberland Purchase Agreement;

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

If any of the above events of default were to occur, Curis Royalty may not have sufficient funds to pay the Put/Call price and the Agent could foreclose on the secured royalty and royalty related payment stream and/or our equity interests in Curis Royalty. In such an event, we could lose our right to royalty and royalty related payments not transferred to the Purchasers pursuant to the Oberland Purchase Agreement and we could lose our rights in Curis Royalty. In addition, in the event Genentech exercises its set off rights against royalty payments to Curis Royalty pursuant to our collaboration agreement with Genentech, we may be required to satisfy our royalty sharing obligations to the Purchasers with amounts from our working capital.  The Oberland Purchase Agreement also contains exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers. Further, the encumbrance of all of Curis Royalty’s assets, including the right to royalties from sales of Erivedge, and our equity interests in Curis Royalty pursuant to the security agreement and pledge agreement, respectively, may inhibit us from raising additional funds or entering into other strategic arrangements. Any of these consequence of an event of default could have a material adverse effect on our business, financial condition and stock price.
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

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost savings strategies;

•	the occurrence of an event of default under the Oberland Purchase Agreement;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.
If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our property, the value of equipment and intangible assets, revenue recognition, and the value of certain liabilities, the repayment term of our loan from HealthCare Royalty, for periods prior to its termination, and stock based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” set forth in this report.
RISKS RELATING TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR DRUGS
The therapeutic efficacy of our drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize drug candidates pursuant to these programs.
Our drug candidates, including fimepinostat, CA-4948 and CA-170, are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective.
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
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any collaborators, and impair our ability to generate revenues from drug sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we or they contemplate, if we, or they, are unable to successfully complete clinical trials of our drug candidates or other testing, or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our drug candidates, we, or any future collaborators, may:

•	incur additional unplanned costs;

•	be delayed in obtaining marketing approval for our drug candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post marketing testing or other requirements; or

•	be required to remove the drug from the market after obtaining marketing approval.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, any drug candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.
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
Efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the drug;

•	the potential advantages of the drug compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the drug is designated under physician treatment guidelines as a first, second, or third line therapy;

•	our ability, or the ability of any future collaborators, to offer the drug for sale at competitive prices;

•	the drug’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the drug and patient adherence to the drug’s dosing regimen once prescribed;

•	limitations or warnings, including distribution or use restrictions, contained in the drug’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the drug; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third party payors.
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
Our drug candidates face competition from existing and new technologies and drugs being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, there are several companies developing drug candidates that target the same molecular targets that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, while we are not aware of other molecules in clinical testing that are designed as one chemical entity to target both PI3K and HDAC, there are commercially available drugs that individually target PI3K or HDAC and there are multiple companies testing PI3K or HDAC inhibitors that are in various stages of clinical development.
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including: Nimbus Discovery, Inc./Genentech, TG Therapeutics, Inc., Ligand Pharmaceuticals, Inc., AstraZeneca plc, Rigel

Pharmaceuticals, Inc., SignalChem Life Sciences Corporation, Noxopharm Ltd., Kymera Therapeutics Inc., and Bayer AG. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA/Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including : Pfizer Inc. (glasdegib/PF-04449913), Eli Lilly and Company/Igynta (taladegib/LY2940680), Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923/XL139), PellePharm, Inc. (patidegib), Novartis International AG/Sun Pharmaceutical (LEQ-506) and Cyclone Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib/CX-4945). Furthermore, sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our drug candidates will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our drugs, if any, as cost effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our drugs, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for drugs, which could result in lower than anticipated drug revenues. If the prices for our drugs, if any, decrease or if governmental and other third party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
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
Erivedge is FDA-approved for people with advanced BCC in the U.S. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions seeking approval to commercialize Erivedge for this same indication. Our levels of revenue in each period and our near term prospects substantially depend upon Genentech’s ability to successfully continue to commercialize Erivedge for patients with advanced BCC and to demonstrate its superiority over existing therapies and standards of care. The further development and commercialization of Erivedge could be unsuccessful if:

•	Erivedge becomes no longer accepted as safe, efficacious, cost effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third party payors;

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

•	we, Genentech, or Roche encounter third party patent interference, derivation, inter partes review, post grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

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

•	Genentech and/or Roche determine to reprioritize Genentech’s commercial or development programs and reduce or terminate Genentech’s efforts on the development or commercialization of Erivedge; or

•	Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge.
In addition, pursuant to the terms of the Oberland Purchase Agreement, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to the Purchasers.
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

•
Our collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drug candidates that are the subject of our respective collaborations. For example, Genentech and Roche are involved in the commercialization of many cancer medicines and are seeking to develop several other cancer drug therapies, and Aurigene has other active cancer focused discovery programs and has also entered into license agreements with other companies that focus on cancer therapies.

•	Our collaborators may change the focus of their development and commercialization efforts or pursue higher priority programs.

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
As development of certain of our drug candidates advance, we must begin to plan for their launch and commercial distribution. Potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort than Genentech or other third parties engaged by us in marketing competing products. There can be no assurance that Genentech or other third parties will succeed in commercializing our products, or that the pricing of our products will allow us to generate significant revenues. There can be no assurance that Genentech or other third parties engaged to commercialize our products will devote sufficient resources to marketing and commercialization of our products. Genentech’s or other third party’s failure to successfully commercialize our products will have a material adverse effect on our business and financial condition.
We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize drug candidates.
We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the U.S. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable us to retain development and certain commercial rights to most of our programs in at least the U.S., should we elect to do so. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
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
We rely in part on third parties to conduct clinical trials of our internally developed drug candidates, and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we will not be able to successfully develop and commercialize drug candidates and grow our business.
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
We have no internal manufacturing experience or capabilities, and therefore cannot manufacture any of our drug candidates on either a clinical or commercial scale. In order to continue to develop drug candidates, apply for regulatory approvals, and commercialize drugs, we or any collaborators must be able to manufacture drug candidates in adequate clinical and commercial quantities, in compliance with regulatory requirements, including those related to quality control and quality assurance, at acceptable costs and in a timely manner. The manufacture of our drug candidates may be complex, difficult to accomplish and difficult to scale up when large scale production is required. Manufacture may be subject to delays, inefficiencies and low yields of quality drugs. The cost of manufacturing some of our drug candidates may make them prohibitively expensive.
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

•	the possible misappropriation of our proprietary information, including our trade secrets and know how.
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
We rely on third parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long term supply agreements in place. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
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
The long term success of our business depends in significant part on our ability to:

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
We rely heavily on trade secrets, including unpatented know how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreement with Aurigene requires Aurigene to enter into such agreements with its employees, consultants, and other third party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our drug candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved drug not commercially viable.
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved drug not commercially viable.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and has been extended to January 31, 2020. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing, but have been extremely difficult to date. Limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
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
If we, and any future collaborators, are not able to comply with post approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post approval regulations may have a negative effect on our operating results and financial condition.
Any of our drug candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.
Any of our drug candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement an FDA-sanctioned Risk Evaluation and Mitigation Strategy.
The FDA may also impose requirements for costly post marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off label use and if we, or any future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off label marketing. Violation of the U.S. Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such drugs, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a drug;

•	restrictions on drug distribution or use;

•	requirements to conduct post marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the drugs from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of drugs;

•	restrictions on coverage by third party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of drugs;

•	drug seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. However, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.
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
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.
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
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services (“CMS”), has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third party payors who argued were owed to them. The effects of this gap in reimbursement on third party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (“HHS”) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value based pricing by expanding outcome based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.
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
Moreover, legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post marketing testing and other requirements.
Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation or GDPR, which became effective on May 25, 2018. The GDPR is wide ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $23.70 and a low price of $0.60 per share for the period January 1, 2013 through October 29, 2019. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post change taxable income or taxes may be limited. Changes in our stock ownership, some such changes being out of our control, may have resulted or could in the future result in an ownership change. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
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
As of September 30, 2019, Aurigene beneficially owned approximately 16.5% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
As of September 30, 2019, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 17.1% of our outstanding common stock including approximately 16.5% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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
Provisions of our certificate of incorporation, our bylaws, and Delaware law may deter unsolicited takeovers or delay or prevent changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. For example, we have divided our board of directors into three classes that serve staggered three year terms, we may issue shares of our authorized “blank check” preferred stock, and our stockholders are limited in their ability to call special stockholder meetings.
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who together with his, her, or its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions could discourage, delay or prevent a change in control.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated September 11, 2019, by and between Curis, Inc. and William E. Steinkrauss
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 5, 2019	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)