Form 10-K
period 2019-12-31
CURIS INC
filed 2020-03-19
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
617-503-6500
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CRIS	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 28, 2019 was approximately $51.2 million. As of March 12, 2020, there were 36,582,309 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2020, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2019 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I
Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any expectations of revenue, expenses, earnings or losses from operations, or other financial results; statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed, among other places, in Item 1A., “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report and in our Securities and Exchange Commission reports filed after this report.
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
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
CA-4948, which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2019. We are currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes patients in the first half of 2020.

•
CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway, which we plan to begin clinical testing in a Phase 1a/1b trial in 2020.

•
Fimepinostat, which is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma, or DLBCL and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, or FDA in April 2015 and May 2018, respectively. We began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.

•
Our pipeline includes CA-170 for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170. In February 2020, we and Aurigene further amended our collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer, or nsNSCLC. In turn, Aurigene receives rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. We retain U.S., European Union, and rest of world rights to CA-170, and are entitled to receive royalty payments on potential future sales of CA-170 in Asia.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND stage oncology drug candidate.
On January 18, 2015 we entered into a collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016 and February 2020. As of December 31, 2019, we have licensed four programs under the Aurigene collaboration.

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
In addition, we are party to an option and license agreement with ImmuNext, Inc., or ImmuNext. Pursuant to the terms of the option and license agreement, we have an option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.
We are also party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of CA-4948, in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.

Product Development Programs
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.
 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third-parties. For both of the years ended December 31, 2019 and 2018, milestone and royalty payments from Genentech accounted for $10.0 million and $10.4 million, or 100%, respectively, of revenues, all of which was related to the development and commercialization of Erivedge.
CA-4948
CA-4948 is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
CA-4948 is a potent inhibitor of IRAK4 in biochemical and cell based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. CA-4948 has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS. In January 2018 we initiated a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations. We reported preliminary clinical data from the study in the fourth quarter of 2019. We are currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes patients in the first half of 2020.
CI-8993
CI-8993 is a human IgG1 kappa monoclonal antibody directed against the VISTA protein. VISTA shares homology with other immune checkpoint proteins, including PD-1 and PD-L1, and is an important negative regulator in the immune suppression induced by cancer. Recent studies suggest VISTA is strongly upregulated in response to treatment with other cancer immunotherapy agents. VISTA is strongly expressed in several tumor types including pancreatic cancer, mesothelioma, and prostate cancer. VISTA creates an immune blocking signal that is independent of, and complementary to, PD-1 and CTLA-4.
CI-8993 was originally developed as part of a license and collaboration agreement between ImmuNext and Janssen Biotech, Inc., or Janssen. In 2016, Janssen initiated clinical development of CI-8993 in a Phase 1 study evaluating safety, pharmacokinetics and pharmacodynamics of ascending doses of CI-8993 in patients with advanced solid tumors. The study enrolled 12 patients, in which one patient experienced dose-limiting side effects related to cytokine release syndrome. Janssen opted to close the study and ImmuNext regained control of the asset.
In January 2020, we announced plans to develop CI-8993, leveraging our clinical and non-clinical experience with a VISTA-focused program (CA-170).
Fimepinostat
Fimepinostat was invented by our scientists and is an oral, dual inhibitor of HDAC and PI3K enzymes. Specifically, fimepinostat inhibits HDACs 1, 2, 3, 6 and 10 and PI3K-alpha, delta and beta isoforms. Inhibitors of HDAC enzymes can affect a number of cell functions and cancer cell viability by regulating the acetylation of both histone and non-histone substrates. Multiple inhibitors of HDACs have been approved by the FDA for treatment of hematologic malignancies. PI3 kinases are frequently activated through mutations or by receptor tyrosine kinases in many cancer types. Two PI3K inhibitors are currently approved by the FDA for treatment of patients with B cell malignancies. Fimepinostat has shown potent antitumor activity in a variety of hematologic tumor models such as non-Hodgkin’s lymphoma, including some with alterations in MYC oncogene, and multiple myeloma.
Non-clinical results indicate that at the mechanistic level, fimepinostat effectively downregulates MYC protein levels in MYC-altered and MYC-dependent cells and tumor models, consistent with the roles of HDAC and PI3K in MYC regulation. These results provide a mechanistic rationale for the clinical development of fimepinostat in MYC-driven malignancies.
Clinical development of fimepinostat began in January 2013. Based on examination of multiple dose and schedules of administration in the Phase 1 trial, the recommended dose of fimepinostat was determined to be once daily oral administration of 60 mg dose using a 5 days “on”/2 days “off” schedule in 21-day cycles.  The most common drug related adverse events, or AEs reported in the Phase 1 trial were low grade, meaning Grade 1 and 2, diarrhea, fatigue and nausea.  Dose limiting toxicities, or DLTs have consisted of diarrhea and hyperglycemia, however no DLTs occurred at the recommended dose and schedule.  Other drug-related Grade 3 or Grade 4 AEs reported in three or more patients included thrombocytopenia and neutrophil decrease, which are hematologic AEs, as well as diarrhea, hyperglycemia and fatigue, which are non-hematologic AEs. In the expansion stage of the Phase 1 trial, fimepinostat was tested as monotherapy or in combination with rituximab in patients with relapsed or refractory DLBCL, a type of non-Hodgkin’s Lymphoma.
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
Data from the two clinical studies with fimepinostat have resulted in a number of patients with relapsed or refractory DLBCL (3rd line or later) achieving durable complete and partial responses. Overall, based on the combined results from a Phase 1 trial and interim analysis of the Phase 2 study, the objective response rate, or ORR in the MYC-altered patients was 14/60 (23.3%). These responses appear to be durable with a median duration of response of 13.6 months, with many of the patients currently continuing treatment. In comparison, based on the same combined results from the Phase 1 trial and Phase 2 interim analysis, the ORR was 3/22 (13.6%) with median duration of response of 8.8 months for MYC negative patients in these studies. An additional set of patients who had incomplete MYC testing, with only negative results if any, were considered MYC unknown had an ORR of 2/23 (8.7%) with response duration of 10.8 months.
The preponderance of data from historical non-Curis sponsored studies suggest that MYC-altered disease confers a negative prognosis in newly diagnosed patients with DLBCL as reflected by progression free survival and overall survival, or OS. Patients with relapse and MYC-altered disease have an inferior outcome to any chemotherapy and to stem cell transplant. This poor prognosis conferred by MYC alteration is relevant in front-line, relapsed and relapsed/refractory stage of treatment and even after stem cell transplantation. Based on the most recent published and largest dataset for relapsed/refractory stage MYC-altered DLBCL patients, the two-year OS of this population is 0% as compared to 29.9% in their non-MYC-altered counterparts.
In light of the substantial unmet need for more effective therapies, in April 2015 and May 2018, respectively the FDA granted fimepinostat orphan drug and fast track designations for the treatment of DLBCL.
We began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma. We reported preliminary clinical data from this combination study in the fourth quarter of 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
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
In June 2016, we dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2018, we presented preliminary clinical data from the ongoing dose escalation stage of CA-170's Phase 1 trial at the Society for Immunotherapy of Cancer, or SITC Meeting. The data demonstrated that CA-170 has a dose proportional and predictable PK profile in patients treated orally at various doses in the ongoing dose escalation stage of the study. Additionally, evaluation of patient blood samples demonstrated that CA-170 appears to be biologically active in modulating the immune system, with a several-fold increase in percentage of circulating CD8+ T cells expressing activation markers within 24 hours of oral dosing. As compared to pre-dosing, there was a marked increase in the population of CD8+ T cells detected in the post treatment tumor biopsy samples in multiple patients. The data presented also demonstrated that multiple patients experienced tumor shrinkages, including two patients each with non-small cell lung cancer and melanoma, and one patient each with follicular lymphoma, esophageal, squamous carcinoma of the head and neck, and Hodgkin lymphoma. CA-170 was well tolerated up to the highest dose tested, 1200 mg twice daily oral administration, as of December 2018. We announced initial data in conjunction with the Society for lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
Our collaboration partner, Aurigene, initiated a Phase 2 trial for CA-170 in India in the first quarter of 2018. In 2019, Aurigene presented clinical data from a Phase 2a basket study of CA-170 in patients with multiple tumor types, including those with non-squamous non-small cell lung cancer, or nsNSCLC. In the study, CA-170 demonstrated promising signs of safety and activity in nsNSCLC patients compared to various anti-PD-1/PD-L1 antibodies. In February 2020 we amended our collaboration, license and option agreement with Aurigene. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170 in combination with chemoradiation, in approximately 240 patients with nsNSCLC. Aurigene has rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. We are entitled to receive royalty payments on potential future sales of CA-170 in Asia, and we retain rights in the U.S., European Union and rest of the world.
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

Erivedge
Erivedge is an orally bioavailable small molecule which is designed to selectively inhibit the Hedgehog signaling pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway is normally active during embryonic development and unregulated activation of the pathway is believed to play a central role in allowing the proliferation and survival of cancer cells and leading to formation and maintenance of certain cancers. Genetic mutations that lead to unregulated activation of Hedgehog signaling are found in BCC and medulloblastoma. Aberrant signaling in the Hedgehog signaling pathway is implicated in over 90% of BCC cases.
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
As of December 31, 2019, we have exercised our option to license the following four programs under the collaboration:

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
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth immuno-oncology program: we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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

•
we will grant Aurigene a perpetual, royalty-free (except for pass-through royalties and milestone payments payable by us under licenses to third-party patent rights with respect to products developed or commercialized by or on behalf of Aurigene) license, with the right to sublicense, under our relevant patent rights and other technology solely to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable. The foregoing license will be non-exclusive with respect to our patent rights and exclusive with respect to our other technology;

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
For purposes of the foregoing, “terminated program” means: (i) in the case of termination of the collaboration agreement in its entirety by Aurigene for our uncured non-diligence breach, any program that was a licensed program immediately prior to such termination, but excluding, except in the case of our uncured material breach of our payment obligations with respect to such licensed program, any such licensed program for which initiation of the first pivotal clinical trial of a product has occurred prior to such termination; (ii) in the case of any termination of the collaboration agreement as to a particular licensed program by Aurigene either for our uncured non diligence breach (to the extent termination as to such licensed program is permitted) or our uncured diligence breach, such licensed program; (iii) in the case of our termination of the collaboration agreement in its entirety for convenience, any program that was a licensed program immediately prior to such termination; or (iv) in the case of our termination of the collaboration agreement as to a particular licensed program for convenience, such licensed program; provided, however, that, in the case of the preceding clauses (iii) and (iv), if our termination of the collaboration agreement in its entirety or as to a particular licensed program for convenience was with respect only to a particular country or subset of countries within the entire territory as applicable, a terminated region, the applicable licensed program(s) shall be considered “terminated program(s)” only in the terminated region but shall remain licensed program(s) in the rest of our territory.
ImmuNext
In January 2020, we entered into an option and license agreement with ImmuNext, or the ImmuNext Agreement Under the terms of the ImmuNext Agreement, we agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1a/1b clinical trial of CI-8993. In exchange, ImmuNext granted us an exclusive option, exercisable until the earlier of (a) four years after January 6, 2020 and (b) 90 days after database lock for the first Phase 1a/1b trial in which the endpoints are satisfied, or the Option Period, to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
A joint steering committee composed of representatives from each of the parties will manage the non-clinical and clinical development of the VISTA compounds and products during the Option Period, including, but not limited to, the approval of the plan for the Phase 1a/1b trial.
During the Option Period, we will conduct the Phase 1a/1b trial and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1a/1b trial. During the Option Period, we will assign to ImmuNext all right, title and interest in and to, inventions made by us alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement during the Option Period and any patent rights covering those inventions. Effective as of the option exercise date (if any), ImmuNext will assign to us (i) all such inventions that were made solely by us and any patent rights covering those inventions that were assigned by us to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by us and ImmuNext and patent rights covering those inventions that we assigned to ImmuNext during the option period, except for any of those inventions that relates to compounds as to which ImmuNext has retained exclusive rights.
In January 2020, we paid $1.3 million in an upfront fee to ImmuNext. In addition, if we exercise the option, we will pay ImmuNext an option exercise fee of $20.0 million. ImmuNext will be eligible to receive up to $4.6 million in potential development milestones, up to $84.3 million in potential regulatory approval milestones, and up to $125.0 million in potential sales milestone payments from us. ImmuNext is also eligible to receive tiered royalties on annual net sales on a product-by-product and country-by-country basis, at percentage rates ranging from high single digits to low double digits, subject to specified adjustments.
Our royalty payment obligations under the ImmuNext Agreement with respect to a product in a country will expire on the later of (i) expiration of the last-to-expire valid claim of the ImmuNext patents or jointly owned patents covering the manufacture, use or sale of such product in such country, (ii) the expiration of all regulatory exclusivity for such product in such country, and (iii) 10 years from the first commercial sale of such product in such country.
In partial consideration for drug substance, technical advice, and maintenance of ImmuNext’s existing IND and access to ImmuNext’s technology during the Option Period, we will make semi-annual maintenance fee payments of $0.4 million to ImmuNext. In addition, we will reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
We have agreed to pay ImmuNext a low double-digit percentage of sublicense revenue received by us or our Affiliates.
The term of the ImmuNext Agreement began on January 6, 2020, and, unless earlier terminated, will expire upon either: (a) expiration of the Option Period if we have not exercised the Option; or (b) expiration of all royalty payment obligations for any and all products. Upon expiration (but not on earlier termination) of the ImmuNext Agreement after exercise of the option, the license granted by ImmuNext to us shall automatically become fully paid-up, royalty-free, irrevocable and perpetual.
The ImmuNext Agreement may be terminated by either us or ImmuNext for an uncured material breach by the other party or if the other party files for bankruptcy or insolvency. ImmuNext may terminate the ImmuNext Agreement if we or any of our affiliates or sublicensees challenges any ImmuNext patents licensed to us or if we cease all research, development, manufacturing and commercialization activities for the products for a specified continuous period of time. We may terminate the ImmuNext Agreement for convenience, in its entirety or on a product-by-product basis.
In the event we terminate the ImmuNext Agreement for convenience or ImmuNext terminates the ImmuNext Agreement for uncured material breach, patent challenge, cessation of product-related activities or filing of bankruptcy or insolvency by us, then all rights and licenses granted to us will terminate, and, subject to specified royalty payment obligations of ImmuNext, we will grant ImmuNext (i) an exclusive, perpetual, nontransferable, worldwide license under patents controlled by us and (ii) a non-exclusive license under any know-how controlled by us, in each case, that are necessary or reasonably useful for the exploitation of the ImmuNext compounds antagonizing VISTA or products we were developing or commercializing under the ImmuNext Agreement, and solely to exploit such compounds and products.
In the event we terminate the ImmuNext Agreement for uncured material breach or filing of bankruptcy or insolvency by ImmuNext after exercising the option, then the licenses granted by ImmuNext shall survive in perpetuity, subject to our obligation to pay milestone payments and royalties to ImmuNext in accordance with the ImmuNext Agreement.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority in another country and is being sold in such country by a third-party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, or CHMP approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015, and we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement described below, we have retained our rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction may or has occurred, subject to the terms and conditions of the Oberland Purchase Agreement, which we refer to as the “Retained Royalty Amounts”.
As a result of our licensing agreements with various universities, we are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. For royalties that we earn from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which the amount has decreased to 5% of the royalty payments that we receive from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge.
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
Pursuant to the terms of the Oberland Purchase Agreement, so long as an event of default by Curis Royalty has not occurred under the security agreement, royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement in each calendar year shall be allocated in the following order: (1) Curis Royalty shall receive payments reflecting the Retained Royalty Amounts (as defined above) to the extent actually paid by Genentech under the Genentech collaboration agreement, (2) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions subject to a specified percentage cap and/or a specified period of time, (3) Curis Royalty shall receive a fixed amount of payments to reimburse intellectual property and other enforcement costs, whether or not actually incurred by us, (4) the Purchasers shall receive 100.0% of all payments up to $13.2 million in the aggregate in such calendar year, and (5) any additional payments in such calendar year shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers.
The Oberland Purchase Agreement also provides that, so long as an event of default by Curis Royalty has not occurred under the security agreement, if Curis Royalty recovers any monetary award or settlement or any other non-ordinary course lump sum payment made in respect of the royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement that does not specifically relate to any calendar period, then such payment or other recovery shall be allocated in the following order: (1) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions up to a specified percentage cap, (2) the Purchasers shall receive 100.0% of all such payments up to an amount equal to the product of $13.2 million and the number of full calendar years, and any fraction thereof, in the period beginning on the first day of the calendar quarter in which such payment or other recovery is received and ending on December 31, 2028, subject to certain exceptions, and (3) any additional payment shall be paid 65.0% to Curis Royalty and 35.0% to the Purchasers. Following an event of default under the security agreement, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the foregoing two paragraphs and instead retain all such payments.
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
Curis® and the Curis logo are trademarks or registered trademarks of Curis, and Erivedge® is a trademark of Genentech. This annual report on Form 10-K may also contain trademarks and trade names of others.
Website Access to Reports
We maintain a website with the address www.curis.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive textual reference only. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. The SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling 1-800-SEC-0330. In addition, we provide paper copies of our filings free of charge upon request. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of Curis who requests it.
Intellectual Property
Our policy is to obtain and enforce the patents and proprietary technology rights that are key to our business. We intend to continue to file U.S. and foreign patent applications to protect technology, inventions and improvements that are considered important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third-parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

In the U.S., as of December 31, 2019, we have 71 issued or allowed patents expiring on various dates between 2020 and 2036 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
Fimepinostat and other Targeted Drug Candidates.    As of December 31, 2019, we have 26 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
CA-170, CA-4948, CA-327 and Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs, the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2019, there are 14 issued or allowed U.S. patents included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2019, we have 31 issued U.S. patents expiring on various dates between 2020 and 2036, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog proteins, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
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
Research and Development Program
As of December 31, 2019, our research and development group consisted of 17 employees, including medical doctors, molecular biologists, cell biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, post approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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

•
compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies required by the FDA.

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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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

•
Phase 4.    Post approval studies may be required after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2.9 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.
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
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.
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
Fast Track, Breakthrough Therapy, and Priority Review
The FDA is authorized to designate certain products with special designations designed to expedite development and/or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation.
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
Lastly, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies, or confirm a clinical benefit during post marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
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
If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post Approval Requirements
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off label information, such as distributing scientific or medical journal information. If a company is found to have promoted off label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer unless the required investigations are waived or deferred. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
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
Review and Approval of Drugs in Europe and other Foreign Jurisdictions
In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent the manufacturer chooses to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union, or EU, a manufacturer must submit a marketing authorization application to the European Medicines Agency, or EMA. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Clinical Trial Approval in the EU
Requirements for the conduct of clinical trials in the European Union including GCP are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as

amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.
In April 2014, the E.U. passed the new Clinical Trials Regulation (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.
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
PRIME Designation in the EU
In March 2016, EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SME, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Under the centralized procedure, the CHMP, established at the EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. The CHMP sends its recommendation to the European Commission, which makes a legally binding decision within 67 days of receipt whether to approve or deny marketing authorization.
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
A marketing authorization may be granted only to an applicant established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.
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
In the EU, the advertising and promotion of our products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off label promotion. The off label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult. To date, only an outline of a trade agreement has been reached. Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transition period beyond the end of 2020. If no trade agreement has been reached before the end of the transition period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
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
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our drug candidate is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, drug candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover our drug candidate could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
Outside the United States, ensuring adequate coverage and payment for our drug candidate will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost-effectiveness of our drug candidate or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.
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
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
There have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration, or Administration, have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
Fimepinostat:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially available drugs that individually target HDAC or PI3K. For example, commercially available HDAC inhibitors include Farydak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Co., Istodax™ (romidepsin), which is produced by Celgene Corporation, Beleodaq™ (belinostat) which is produced by Spectrum Pharmaceuticals and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC inhibitors in clinical trials, including among others, Mirati Therapeutics (mocetinostat), Regenacy Pharmaceuticals, LLC (ricolinostat), Italfarmaco S.p.A. (givinostat), Celleron Therapeutics (CXD101), HUYA Bioscience International (HBI-8000), Xynomic Pharmaceuticals, AbbVie, Servier (abexinostat), Celleron, Nuance Biotech (AZD-9468), Apollomics (CG-200745), Cherrykukess (CYK-ß-1.0), 4SC (domatinostat), Syndax, NovaMedica, EOC Pharma, Kyowa Kirin, Eddingpharm (entinostat), HitGen (HG-146), Mirati Therpeutics and Otsuka Holdings (mocetinostat), Formosa Pharmaceuticals (MPT0E-028), 4D Pharma (MRx-1299), Viracta Therapeutics, NantWorks, Shenzhen Salubris Pharmaceutical (nanatinostat), OnKure (OKI-179), MEI Pharma, Helsinn, Menarini, Endo International, Blanver Farmoquímica (pracinostat), Recursion Pharmaceuticals (REC-2282), 4SC, Yakult Honsha, Menarini (resminostat), Mundipharma EDO (tinostamustine) and Oncolys BioPharma (YM-753). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There are currently four approved isoform specific PI3K inhibitors on the market, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Aliqopa® (copanlisib), which is marketed by Bayer AG, Copiktra™ (duvelisib), which is marketed by Verastem, Oncology, and PIQRAY® (alpelisib), which is marketed by Novartis. Other companies developing PI3K inhibitors include Adlai Nortye (buparlisib), Genentech / Roche (RG6114/GDC-0077), GlaxoSmithKline plc (GSK2636771), Sanofi (voxtalisib), TG Therapeutics, (umbralisib/TGR-1202), Incyte Corporation and Innovent Biologics (parsaclisib), Arcus Biosciences (AB-610), SciClone Pharmaceuticals (ABTL-0812), AstraZeneca (ACP-319), Advenchen (AL-58922), Asana BioSciences (ASN-003), Applied Therapeutics (AT-104), AUM Biosciences (AUM-302), Guangzhou BeBetter Medicine (BEBT-908), Pierre Fabre (bimiralisib), Boryung (BR-101801), BioMed Valley Discoveries (BVD-723), Tactical Therapeutics (carboxyamidotriazole orotate), Cleveland BioLabs (CBLC-137), CMG Pharma (CMG-002), Celon Pharma (CPL-302215), Restorbio (dactolisib), Beijing Foreland Pharma (FP-208), Shanghai HaiHe Biopharma (HH-CYH33), Hutchison China MediTech (HMPL-689), Inflection Biosciences (IBL-200 and IBL-202), iOnctura (IOA-244), Takeda (IPI-549), Karus Therapeutics (KA-2237), Shanghai YingLi Pharmaceutical (linperlisib), Lynkcell (LYN-00101), MEI Pharma, Kyowa Kirin (ME-401), Menarini (MEN-1611), Daiichi Sankyo (miransertib), MEKanistic Therapeutics (MTX-211), China Medical System (namodenoson), SymBio Pharmaceuticals, Pint Pharma, Baxter International, Takeda, HanX Biopharmaceuticals, Knight Therapeutics, Specialised Therapeutics (Novonex), Microbio Group (OB-318), Onconova (ON-146040), Diffusion Pharmaceuticals (Palomid-529), Kazia Therapeutics (paxalisib), Petra Pharma (Petra-03), Piqur (PQR-530), Shanghai Fosun Pharma (SAF-248), Petra Pharma (serabelisib), SignalRx (SF-1126), Nanjing Sanhome Pharmaceutical (SHC-014748M), Rhizen Pharmaceuticals (tenalisib), Sumitomo Dainippon Pharma (TP-3654), Shanghai Jiatan Pharmatech (WXFL-10030390), and Ohara Pharmaceutical (ZSTK-474).
Licensed Programs Under Aurigene Collaboration.    We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Nimbus Therapeutics/Roche, TG Therapeutics, Inc./Ligand

Pharmaceuticals, Incorporated, Rigel Pharmaceuticals, Inc., Noxopharm Ltd., Kymera Therapeutics Inc., and Bayer AG. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target which we are not aware of any other active clinical-stage programs. In addition, there are multiple approved drugs that target PD1/ PDL1 interactions, including Bristol-Myers Squibb Company's Opdivo™, Merck & Co., Inc.’s Keytruda™, Roche’s Tecentriq™, Merck & Co., Inc. and Pfizer Inc.'s, Bavencio™ and AstraZeneca plc's Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
Licensed Programs Under ImmuNext Collaboration.    VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target for which we are not aware of any other active clinical-stage programs.
Erivedge.   In 2015, Sun Pharmaceuticals Industries Ltd's sonidegib (Odomzo®), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union. Other commercially available Hedgehog pathway inhibitors include Pfizer Inc.'s glasdegib (Daurismo™). We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway, including: Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm Inc. (patidegib), and Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and, sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC.
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
Employees
As of December 31, 2019, we had 28 full-time employees, of whom seven hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 17 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Information about our Executive Officers
Our executive officers as of March 19, 2020 are as follows:

Name	Age	Position
James Dentzer	53	President and Chief Executive Officer
Robert Martell, M.D., Ph.D.	57	Head of Research and Development
William Steinkrauss	34	Chief Financial Officer
James Dentzer
Mr. Dentzer has served on our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Dentzer joined the Company in March 2016 as Chief Administrative Officer, Chief Financial Officer, Secretary, and Treasurer. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.

Robert Martell, M.D., Ph.D.
Dr. Martell, M.D., Ph.D. served on our Board of Directors from 2011 to 2018, and as Head of Research and Development from 2018 to present. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell served as Chief Medical Officer of Tesaro, Inc., a biopharmaceutical company developing Zejula and Varubi from 2012 to 2015; as Chief Medical Officer at MethylGene, a publicly traded biopharmaceutical company focused on cancer therapeutics from 2005 to 2009; as Director of Oncology Global Clinical Research at Bristol-Myers Squibb, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division developing Nexavar from 2000 to 2002. In addition, Dr. Martell has held a number of academic positions, including at Tufts Medical Center since 2009, where he has served in various roles including Associate Chief in the Division of Hematology/Oncology, Director of the Neely Center for Clinical Cancer Research, Leader of the Cancer Center’s Program in Experimental Therapeutics and Attending Physician; at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005; and as Assistant Professor at Duke Medical Center from 1998 to 2000. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke.

William Steinkrauss
Mr. Steinkrauss has served as our Chief Financial Officer since September 2019. Prior to that, Mr. Steinkrauss served as vice president, treasurer and assistant secretary from January 2019 to September 2019, and prior to that served as our corporate controller, senior director of finance and assistant treasurer from August 2016 until January 2019. Mr. Steinkrauss previously served as director of technical accounting and reporting of Ovascience, Inc., a biotechnology company focused on infertility, from June 2015 to August 2016. Prior to that, he was senior manager of technical accounting at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from November 2012 to May 2015. Prior to joining Cubist Pharmaceuticals, Inc., Mr. Steinkrauss worked within the transaction services and assurance practices at PricewaterhouseCoopers, LLP. Mr. Steinkrauss holds a B.S. in accounting and finance and a M.S. in accounting from Boston College. Mr. Steinkrauss is a certified public accountant.

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
As of December 31, 2019, we had $20.5 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this annual report on Form 10-K contains, and future reports may contain, statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948, CI-8993 and fimepinostat as well as development candidates we have and may continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we have the option to exclusively license compounds once a development candidate is nominated within each respective program. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $20.5 million as of December 31, 2019, should enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. We may be unable to obtain additional funding on acceptable terms, or at all.
In February 2020, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. To date, we have received gross proceeds of $3.0 million from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. These limits and restrictions include among others, limits on the number of shares we can sell to Aspire Capital on any one trading day and specified Nasdaq limitations. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the remaining $27.0 million of common stock contemplated under the purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Common Stock Purchase Agreement” for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the full remaining $27.0 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.
In addition, in March 2020, we entered into a sales agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. To date, we have not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the sales agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates shares held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the $30.0 million of common stock contemplated under the sales agreement.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing and cost of obtaining regulatory approvals for our drug candidates and maintaining compliance with

•	regulatory requirements;

•	the timing and amount of option exercise fees, milestone payments, royalties and other payments, including payments

•	due to licensors, including Aurigene and ImmuNext if we exercise our option under the ImmuNext Agreement, for

•	patent rights and technology used in our drug development programs;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval, to the extent

•	such costs are our responsibility, including the costs and timing of establishing drug sales, marketing, distribution and

•	manufacturing capabilities;

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including

•	litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to

•	unfavorable conditions in the capital markets.

•	our ability to continue as a going concern.
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $32.1 million and $32.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $1.0 billion. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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

Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. In connection with entering into the Oberland Purchase Agreement, Curis Royalty and the Agent entered into a security agreement and Curis and the Purchasers entered into a pledge agreement.

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

If any of the above events of default were to occur, Curis Royalty may not have sufficient funds to pay the Put/Call price and the Agent could foreclose on the secured royalty and royalty related payment stream and/or our equity interests in Curis Royalty. In such an event, we could lose our right to royalty and royalty related payments not transferred to the Purchasers pursuant to the Oberland Purchase Agreement and we could lose our rights in Curis Royalty. In addition, in the event Genentech exercises its set-off rights against royalty payments to Curis Royalty pursuant to our collaboration agreement with

Genentech, we may be required to satisfy our royalty-sharing obligations to the Purchasers with amounts from our working capital.  The Oberland Purchase Agreement also contains exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers. Further, the encumbrance of all of Curis Royalty’s assets, including the right to royalties from sales of Erivedge, and our equity interests in Curis Royalty pursuant to the security agreement and pledge agreement, respectively, may inhibit us from raising additional funds or entering into other strategic arrangements. Any of these consequences of an event of default could have a material adverse effect on our business, financial condition and stock price.
The amount of royalty revenue we received from sales of Erivedge has been adversely affected by a competing drug, and may further be affected in the future.
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third-party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the U.S. Food and Drug Administration, or FDA and the Committee for Medicinal Products for Human Use, or CHMP, approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, sonidegib (Odomzo®), for the treatment of adults with locally advanced basal cell carcinoma, or BCC.
Sales of sonidegib (Odomzo) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, which would adversely affect the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results.
Fluctuations in our quarterly and annual operating results could adversely affect the price of our common stock.
Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	payments we may be required to make to collaborators such as Aurigene and ImmuNext to exercise license rights and satisfy milestones and royalty obligations;

•
the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CA-4948, CI-8993, and fimepinostat as well as funding programs that we have licensed or may in the future license and develop under our collaborations with Aurigene and ImmuNext;

•
fluctuations in sales of Erivedge and related royalty and milestone payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceuticals;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the occurrence of an event of default under the Oberland Purchase Agreement;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third-parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.
We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.
We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, may come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, which could negatively impact the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the recent COVID-19, or any potential future, outbreak would not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.
Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Some of our clinical trial sites are outside of the United States, including in areas recently noted as being impacted by COVID-19, such as Germany. In the event that clinical trial sites are slowed down or closed to enrollment in our trials, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak.
Any negative impact that the outbreak has the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including CA-4948, CI-8993, and fimepinostat. Due to preliminary efficacy data and current market conditions, we have determined that no further patients will be enrolled in our Phase 1 combination study of fimepinostat with venetoclax. While we are currently evaluating potential future studies for fimepinostat, our success depends heavily on our ongoing and future clinical trials of CA-4948 and CI-8993, both of which are in early stage clinical development.

The success of our drug candidates will depend on many factors, including the following:

•
successful enrollment in, and completion of, ongoing and future clinical trials of CA-4948 and CI-8993 and other compounds that we may develop under our collaboration and license agreements with Aurigene and ImmuNext;

•	Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	receipt of requisite marketing approvals from applicable regulatory authorities;

•	the extent of any required post marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished drug products that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•	protection of the rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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

Our drug candidates, including CA-4948, CI-8993, fimepinostat, and CA-170, are novel chemical entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our drug candidates do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our clinical studies. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference and based on this data, we decided no further patients will be enrolled in this study. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
Moreover, many drug candidates that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound or resulted in their removal from the market. As a result of these and other risks described herein that are inherent in the development and commercialization of novel therapeutic agents, we may not successfully maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize, our drug candidates, in which case we will not achieve profitability and the value of our stock may decline.
If clinical trials of any future drug candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we will be able to obtain these approvals.
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate a favorable pharmacodynamic and pharmacokinetic profile, efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events or undesirable side effects that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity or intolerability caused by our drug candidates, or we may mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, any drug candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. For example, CI-8993 was originally developed as part of a license and collaboration agreement between ImmuNext and Janssen Biotech, Inc., or Janssen. In 2016, Janssen initiated clinical development of CI-8993 in a Phase 1 Study evaluating safety, pharmacokinetics and pharmacodynamics of ascending doses of CI-8993 in patients with advanced solid tumors. The study enrolled 12 patients, in which one patient experienced dose-limiting side effects related to cytokine release syndrome. Janssen opted to close the study.
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
Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of CA-4948, CI-8993, and fimepinostat, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forgo pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference. Based on this data, we decided no further patients will be enrolled in the study.
We have no sales, marketing, or distribution experience and, as such, plan to rely primarily on third-parties who may not successfully market or sell any drugs we develop.
We have no sales, marketing, or drug distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we plan to rely primarily on sales, marketing and distribution arrangements with third-parties, including our collaborative partners. For example, as part of our agreements with Genentech, we have granted Genentech the exclusive rights to distribute drugs resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing, and distribution activities of these third-parties, and sales through these third-parties could be less profitable for us than direct sales. These third-parties could sell competing drugs and may devote insufficient sales efforts or resources to our drugs. Our future revenues will be materially dependent upon the successful efforts of these third-parties.
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
Our drug candidates face competition from existing and new technologies and drugs being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. For example, there are several companies developing drug candidates that target the same molecular targets that we are targeting or that are testing drug candidates in the same cancer indications that we are testing. For example, while we are not aware of other molecules in clinical testing that are designed as one chemical entity to inhibit both PI3K and HDAC that targets MYC, there are commercially available drugs that individually target PI3K or HDAC and there are multiple companies testing PI3K or HDAC inhibitors that are in various stages of clinical development.
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including Pfizer, Inc., Nimbus Discovery, Inc./Genentech, TG Therapeutics, Inc./Ligand Pharmaceuticals, Incorporated., Rigel Pharmaceuticals, Inc., Noxopharm Ltd., Kymera Therapeutics Inc., and Bayer AG. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target which we are not aware of any other active clinical-stage programs. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm, Inc. (patidegib), and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and, sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
Many of our competitors have substantially greater capital resources, research and development staffs and facilities, and more extensive experience than we have. As a result, efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or drugs uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for internal development, we face competition from companies that are more experienced in drug development and commercialization, obtaining regulatory approvals and drug manufacturing. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third-parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, any of these companies may be more successful in obtaining collaboration agreements or other monetary support, approval and commercialization of their drugs and/or may develop competing drugs more rapidly and/or at a lower cost.
If we are not able to compete effectively, then we may not be able, either alone or with others, to advance the development and commercialization of our drug candidates, which would adversely affect our ability to grow our business and become profitable.

For a list of commercially available-drugs that individually target PI3K or HDAC and a list of companies testing PI3K or HDAC inhibitors in various stages of development, see “Business - Competition.”
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
RISKS RELATING TO OUR DEPENDENCE ON THIRD-PARTIES
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

•	we, Genentech, or Roche encounter third-party patent interference, derivation, inter partes review, post grant review, reexamination or patent infringement claims with respect to Erivedge;

•	Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;

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
We depend on third-parties for the research and, as applicable, development and commercialization of certain programs. If one or more of our collaborators fails or delays in developing or, as applicable, commercializing drug candidates based upon our technologies, our business prospects and operating results would suffer and our stock price would likely decline.
Pursuant to our collaboration with Genentech, we have granted to Genentech exclusive rights to develop and commercialize drugs based upon our Hedgehog signaling pathway technologies. Collaborations involving our drug candidates, including our collaborations with Aurigene, Genentech and ImmuNext, pose the following risks to us:

•
Our collaborators each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. If a collaborator fails to allocate sufficient time, attention and resources to our collaboration, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected. For example, we are dependent on ImmuNext to conduct certain non-clinical research activities to support our expected Phase 1 clinical trial of CI-8993.

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

•
Our collaborators may enter into one or more transactions with third-parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of our collaborative partner’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the programs under such collaboration. In addition, an acquirer could determine to reprioritize our collaborator’s development programs such that our collaborator ceases to diligently pursue the development of our programs, and/or terminates our collaboration.

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

If Genentech and other third-parties are not successful in commercializing products that reach successful development, our revenues and business will suffer.
As development of certain of our drug candidates advance, we must begin to plan for their launch and commercial distribution. Potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort than Genentech or other third-parties engaged by us in marketing competing products. There can be no assurance that Genentech or other third-parties will succeed in commercializing our products, or that the pricing of our products will allow us to generate significant revenues. There can be no assurance that Genentech or other third-parties engaged to commercialize our products will devote sufficient resources to marketing and commercialization of our products. Genentech’s or other third-party’s failure to successfully commercialize our products will have a material adverse effect on our business and financial condition.
We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize drug candidates.
We intend to seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the U.S. We do not currently have the resources or capacity to advance these programs into later stage clinical development (i.e., Phase 3) or commercialization on our own, but we are seeking to build such a capacity to enable us to retain development and certain commercial rights to most of our programs in at least the U.S., should we elect to do so. Our success will depend, in part, on either our ability to build such capacity, or our ability to enter into one or more collaborations for our drug candidates. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third-parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
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
We rely in part on third-parties to conduct clinical trials of our internally-developed drug candidates, and if such third-parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we will not be able to successfully develop and commercialize drug candidates and grow our business.
We rely heavily on third-parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials, and expect to continue to do so for the foreseeable future. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. Furthermore, these third-parties may also have relationships with other entities, some of which may be our competitors. These third-parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the established clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as “good clinical practices,” and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials. These requirements assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third-parties does not relieve us of these responsibilities and requirements. If any of our third-party contractors do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third-party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.
We depend on third-parties to produce our drug candidates, and if these third-parties do not successfully formulate or manufacture these drug candidates, our business will be harmed.
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
To the extent that we or any collaborators seek to enter into manufacturing arrangements with third-parties, we and such collaborators will depend upon these third-parties to perform their obligations in a timely and effective manner and in accordance with government regulations. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms. Contract manufacturers may breach their manufacturing agreements because of factors beyond our and our collaborators’ control or may terminate or fail to renew a manufacturing agreement based on their own business priorities, becoming costly and/or inconvenient for us and our collaborators. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

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
We rely on third-parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Although we generally do not begin a preclinical study or clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such study or trial, any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third-parties and are reliant on our licensors. For example, while under our collaboration with Aurigene we have established a joint patent team to coordinate efforts on patent filing, prosecution, maintenance and other patent matters, we do not control the patent process until we have exercised our option to obtain an exclusive license on a program-by-program basis. If we do not control the filing, prosecution of certain patent rights, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
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
Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:

•
initiation of litigation or other proceedings against third-parties to enforce our patent rights, to seek to invalidate the patents held by third-parties or to obtain a judgment that our drug candidates do not infringe such third-parties’ patents;

•	participation in interference and/or derivation proceedings to determine the priority of invention if our competitors file U.S. patent applications that claim technology also claimed by us;

•	initiation of opposition, reexamination, post grant review or inter partes review proceedings by third-parties that seek to limit or eliminate the scope of our patent protection;

•	initiation of litigation by third-parties claiming that our processes or drug candidates or the intended use of our drug candidates infringes their patent or other intellectual property rights; and

•	initiation of litigation by us or third-parties seeking to enforce contract rights relating to intellectual property that may be important to our business.
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
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreements with Aurigene and ImmuNext require each collaborator to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
We have agreements under which we license rights to technology from third-parties, and we could lose license rights to intellectual property that are important to our business under certain circumstances.
We are party to agreements that provide us licenses of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide us licenses to valuable technology. These licenses, including our agreements with Aurigene and ImmuNext, impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of licensed subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and could lose our ability to develop our drugs. We may need to license other intellectual property to commercialize future drugs. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third-parties, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms. In addition, during the option period under our agreement with ImmuNext, we are obligated to assign to ImmuNext all rights to inventions made by Curis alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the agreement during such period and any related patent rights. In the event we exercise our option under the agreement, such rights would be assigned to Curis, in the case of inventions made by Curis alone, or joint ownership to Curis and ImmuNext, in the case of inventions made jointly by Curis and ImmuNext, upon the option exercise date. In the event we do not exercise our option under the agreement with ImmuNext, we will lose all rights to any inventions made by Curis alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the agreement upon expiration of the option period.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements, but have been extremely difficult. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
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
If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. We have received Fast Track designation for the development of fimepinostat in adult patients with relapsed or refractory, or R/R, diffuse large B-cell lymphoma, or DLBCL, after two or more lines of systemic therapy. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for fimepinostat or any other product candidate that may receive Fast Track designation. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. The FDA may withdraw Fast Track designation for fimepinostat or any other product candidate that may receive Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone for fimepinostat or any other product candidate does not guarantee qualification for the FDA’s priority review procedures.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
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
In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current Administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review the decision of the Court of Appeals on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value based pricing by expanding outcome based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multimarket approved products).
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
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program;

HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
Efforts to ensure that our business arrangements with third-parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010, or Bribery Act. Infringement of these laws could result in substantial fines and imprisonment.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
We have adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third-parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
Our common stock is currently listed on the Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Market, including a minimum market value of listed securities of $50.0 million, a minimum bid price of $1.00 per share for our common stock, and other continued listing requirements.
In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. Since February 7, 2020, the market value of our listed securities has closed below the minimum $50.0 million requirement for continued listing on the Nasdaq Global Market and if the market value of our listed securities continues to close below the minimum $50.0 million, we expect to receive a deficiency letter from Nasdaq on or after March 23, 2020. Thereafter, we would expect to have 180 days to regain compliance. In order for us to regain compliance, the market value of our listed securities must close at $50.0 million or more for a minimum of ten consecutive business days. If we are unable to regain compliance within the 180 day period, our common stock will be subject to delisting from the Nasdaq Global Market. We may appeal the delisting determination or we may transfer the listing of our common stock to the Nasdaq Capital Market.
In addition, the bid price per share for our common stock has recently been below $1.00 per share and, if the bid price continues to be below $1.00 for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that in the future, we will be able to maintain compliance with the Nasdaq continued listing requirements. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $18.75 and a low price of $0.60 per share for the period January 1, 2014 through March 12, 2020. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions of the Tax Cuts and Jobs Act, or TCJA, (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA), changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Future sales of shares of our common stock, including by us, employees and large stockholders or pursuant to our common stock purchase agreement with Aspire Capital and sales agreement with JonesTrading or our universal shelf registration statement could result in dilution to our stockholders and negatively affect our stock price.
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.
As of December 31, 2019, Aurigene beneficially owned approximately 16.4% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
In February 2020, we entered into a common stock purchase agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. To date, we have received gross proceeds of $3.0 million of our common stock from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement and $27.0 million remains available for sale under the purchase agreement. In addition, as consideration for Aspire Capital’s obligation under the purchase agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee in connection with entering in the agreement. Pursuant to the terms of the purchase agreement, we have registered for sale the shares we have already issued to Aspire Capital and the additional shares that we may in the future sell to Aspire Capital pursuant to our universal shelf registration statement on Form S-3. We also entered into a registration rights agreement with Aspire Capital in connection with entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. Sales of shares of our common stock to Aspire Capital pursuant to the purchase agreement may result in dilution to the interests of other holders of our common stock. In addition, Aspire Capital may sell all, some or none of our shares that it holds or may come to hold under the purchase agreement. The sale of shares of our common stock by us to Aspire Capital or by Aspire Capital into the market, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.
In March 2020, we entered into a sales agreement with JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. In addition, with our prior written approval, JonesTrading may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. To date, we have not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the sales agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates shares held by non-affiliates, in any trailing 12-month period.
Sales of substantial amounts of shares of our common stock or other securities by our employees and other stockholders, including pursuant to our purchase agreement with Aspire Capital or our sales agreement with JonesTrading pursuant, under our universal shelf registration statement or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.
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
As of December 31, 2019, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 17.1% of our outstanding common stock including approximately 16.4% of our outstanding common stock owned by, Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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
We currently lease a facility for our administrative, research and development requirements located at 4 Maguire Road in Lexington, Massachusetts consisting of 24,529 square feet. On November 1, 2017, we entered into a second amendment to the lease agreement pursuant to which we extended the lease for an additional two-year period. The second amended lease expired on February 29, 2020, and we are exercising our hold over rights pursuant to the second amended lease until our new premises are completed.
On December 5, 2019, we entered into a new lease for our administrative, research and development requirements located at 128 Spring Street in Lexington, Massachusetts consisting of 21,772 square feet. The lease has an initial term of seven years from the commencement date which is expected in the second quarter of 2020. We received a notification from the landlord dated February 5, 2020 that the property was sold to 99 Hayden LLC, and that security or other deposits and any prepaid rents were transferred accordingly.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Global Market under the trading symbol “CRIS.”
Holders.    On March 12, 2020 the last reported sale price of our common stock per share on the Nasdaq Global Market was $1.01 and there were 107 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are CA-4948, CI-8993, and fimepinostat:

•
CA-4948, which is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2019. We are currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes patients in the first half of 2020.

•
CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway, which we plan to begin clinical testing in a Phase 1a/1b trial in 2020.

•
Fimepinostat, which is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma, or DLBCL and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, or FDA in April 2015 and May 2018, respectively. We began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.

•
Our pipeline includes CA-170 for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.

Our pipeline also includes CA-327, which is a pre-Investigational New Drug, or IND, stage oncology drug candidate.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which F. Hoffmann-La Roche Ltd, or Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, we entered into a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020.

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
In addition, we are party to an option and license agreement with ImmuNext, Inc., or ImmuNext. Pursuant to the terms of the option and license agreement, we have an option, exercisable for a specified period as set forth in the option and license agreement to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.
We are also party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of CA-4948, in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.
As of December 31, 2019, we believe our $20.5 million of existing cash, cash equivalents and investments should enable us to maintain our planned operations into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. These factors raise substantial doubt regarding our ability to continue as a going concern. We expect to finance our operations through our common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, and our at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading or other potential equity financings, debt financings or other capital sources. However, we may not be successful in securing additional financing on acceptable terms, or at all. If sufficient funds are not available, we may have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies.
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
In February 2020, we and Aurigene further amended our collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer, or nsNSCLC. In turn, Aurigene receives rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. We retain U.S., European Union, and rest of world rights to CA-170, and are entitled to receive royalty payments on potential future sales of CA-170 in Asia.
As of December 31, 2019, we have exercised our option to license the following four programs under the collaboration:

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
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in the first and third quarters of 2017. We elected not to further exercise our exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of our election to not further exercise our exclusivity option, we are no longer operating under the broad immuno-oncology exclusivity with Aurigene.
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
ImmuNext License Agreement
In January 2020, we entered into an option and license agreement with ImmuNext, or the ImmuNext Agreement. Under the terms of the ImmuNext Agreement, we agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1a/1b clinical trial of an ImmuNext compound that antagonizes VISTA. We plan to conduct this Phase 1a/1b clinical trial with respect to CI-8993. In exchange, ImmuNext granted us an exclusive option, exercisable until the earlier of (a) four years after January 6, 2020 and (b) 90 days after database lock for the first Phase 1a/1b trial in which the endpoints are satisfied, or the Option Period, to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
A joint steering committee composed of representatives from each of the parties will manage the non-clinical and clinical development of the VISTA compounds and products during the Option Period, including, but not limited to, the approval of the plan for the Phase 1a/1b trial.
During the Option Period, we will conduct the Phase 1a/1b trial and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1a/1b trial. During the Option Period, we will assign to ImmuNext all right, title and interest in and to, inventions made by us alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement during the Option Period and any patent rights covering those inventions. Effective as of the option exercise date (if any), ImmuNext will assign to us (i) all such inventions that were made solely by us and any patent rights covering those inventions that were assigned by us to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by us and ImmuNext and patent rights covering those inventions that we assigned to ImmuNext during the option period, except for any of those inventions that relates to compounds as to which ImmuNext has retained exclusive rights.
In January 2020, we paid $1.3 million as an upfront fee to ImmuNext. In addition, if we exercise the option, we will pay ImmuNext an option exercise fee of $20.0 million. ImmuNext will be eligible to receive up to $4.6 million in potential development milestones, up to $84.3 million in potential regulatory approval milestones, and up to $125.0 million in potential sales milestone payments from us. ImmuNext is also eligible to receive tiered royalties on annual net sales on a product-by-product and country-by-country basis, at percentage rates ranging from high single digits to low double digits, subject to specified adjustments.
Our royalty payment obligations under the Agreement with respect to a product in a country will expire on the later of (i) expiration of the last-to-expire valid claim of the ImmuNext patents or jointly owned patents covering the manufacture, use or sale of such product in such country, (ii) the expiration of all regulatory exclusivity for such product in such country, and (iii) 10 years from the first commercial sale of such product in such country.
In partial consideration for drug substance, technical advice, and maintenance of ImmuNext’s existing IND and access to ImmuNext’s technology during the Option Period, we will make semi-annual maintenance fee payments of $0.4 million to ImmuNext. In addition, we will reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
We have agreed to pay ImmuNext a low double-digit percentage of sublicense revenue received by us or our Affiliates.
The term of the Agreement began on January 6, 2020, and, unless earlier terminated, will expire upon either: (a) expiration of the Option Period if we have not exercised the Option; or (b) expiration of all royalty payment obligations for any and all products. Upon expiration (but not on earlier termination) of the ImmuNext Agreement after exercise of the option, the license granted by ImmuNext to us shall automatically become fully paid-up, royalty-free, irrevocable and perpetual.
The ImmuNext Agreement may be terminated by either us or ImmuNext for an uncured material breach by the other party or if the other party files for bankruptcy or insolvency. ImmuNext may terminate the ImmuNext Agreement if we or any of our affiliates or sublicensees challenges any ImmuNext patents licensed to us or if we cease all research, development, manufacturing and commercialization activities for the products for a specified continuous period of time. We may terminate the ImmuNext Agreement for convenience, in its entirety or on a product-by-product basis.
In the event we terminate the ImmuNext Agreement for convenience or ImmuNext terminates the ImmuNext Agreement for uncured material breach, patent challenge, cessation of product-related activities or filing of bankruptcy or insolvency by us, then all rights and licenses granted to us will terminate, and, subject to specified royalty payment obligations of ImmuNext, we will grant ImmuNext (i) an exclusive, perpetual, nontransferable, worldwide license under patents controlled by us and (ii) a non-exclusive license under any know-how controlled by us, in each case, that are necessary or reasonably useful for the exploitation of the ImmuNext compounds antagonizing VISTA or products we were developing or commercializing under the ImmuNext Agreement, and solely to exploit such compounds and products.
In the event we terminate the ImmuNext Agreement for uncured material breach or filing of bankruptcy or insolvency by ImmuNext after exercising the option, then the licenses granted by ImmuNext shall survive in perpetuity, subject to our obligation to pay milestone payments and royalties to ImmuNext in accordance with the ImmuNext Agreement.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority in another country and is being sold in such country by a third-party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the CHMP, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015 and we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, we have retained our rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction may or has occurred, subject to the terms and conditions of the Oberland Purchase Agreement, which we refer to as the “Retained Royalty Amounts”.
We recognized $10.4 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2019, and have recognized an aggregate of $58.7 million in royalty revenues since Erivedge was approved.
As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia) in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. For royalties that we earn from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the Australian patent in April 2019, after which time the amount has decreased to 5% of the royalty payments that Curis Royalty receives from Genentech for the remainder of the period ending 10 years from the first commercial sale of Erivedge. Cost of royalty revenues were $0.5 million during the year ended December 31, 2019. As of December 31, 2019, we have paid an aggregate of $3.1 million to university licensors since Erivedge was approved.
In November 2012, we formed a wholly owned subsidiary, Curis Royalty, which received a $30.0 million loan at an annual interest rate of 12.25% pursuant to a credit agreement between Curis Royalty and BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPharma II. In connection with the loan, we transferred to Curis Royalty our rights to receive royalty and royalty related payments on the commercial sales of Erivedge that we receive from Genentech, and any payment made by Genentech to us pursuant to Genentech’s indemnification obligations under the collaboration agreement. The loan and accrued interest was being repaid by Curis Royalty using such royalty and royalty related payments. The loan constituted an obligation of Curis Royalty and was non-recourse to Curis.
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
The Leukemia & Lymphoma Society
In November 2011, we entered into an agreement with Leukemia and Lymphoma Society, or LLS, pursuant to which LLS agreed to provide us with up to $4.0 million in payments to support our ongoing development of fimepinostat, subject to the achievement of specified milestones.
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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis, and have an accumulated deficit of $1.0 billion as of December 31, 2019. For the year ended December 31, 2019 we incurred a loss of $32.1 million and used $26.2 million of cash in operations. We expect that our cash, cash equivalents and short-term investments as of December 31, 2019 will enable us to fund our operating expenses and capital requirements, based upon our current operating plan, into the second half of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. See “Funding Requirements” and Note 1 “Nature of Business” for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Key Drivers
We believe that near term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for CA-4948, CI-8993, and fimepinostat as well as for such clinical trials to generate favorable data;

•
Aurigene’s ability to advance additional preclinical immuno-oncology, and precision oncology drug candidates, and our ability to license these programs from Aurigene and further progress them clinically; and

•
our ability to raise the substantial additional financing required to fund our operations through our common stock purchase agreement with Aspire Capital and our at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading or other potential financing.

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
Debt.    In December 2012, Curis Royalty entered into a $30 million credit agreement with BioPharma-II, at an annual interest rate of 12.25% collateralized with certain future Erivedge royalty and royalty-related payment streams.

In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to as the credit agreement, with HealthCare Royalty, a Delaware limited partnership managed by Healthcare Royalty Management, LLC, for the purpose of refinancing the prior credit agreement from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior credit agreement was terminated in its entirety.

Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty. As of December 31, 2018, the outstanding principal and interest due under the loan was $35.8 million. On March 22, 2019, we terminated, and repaid in full all amounts outstanding under the loan with HealthCare Royalty. As of December 31, 2019, there is no debt outstanding.
Liability Related to the Sale of Future Royalties.   In connection with the termination and repayment in full of the loan with HealthCare Royalty, the Company and Curis Royalty entered into the Oberland Purchase Agreement. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the terms and termination provisions of this agreement, see Note 8 “Liability Related to the Sale of Future Royalties.”
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
Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our consolidated statements of operations and comprehensive loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. In all territories other than Australia, our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until expiration of the patent which occurred in April 2019. Subsequent to April 2019, the amount we are obligated to pay in Australia decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of CA-4948, CI-8993, and fimepinostat; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
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
While our significant accounting policies are more fully described in Note 2 of our consolidated financial statements included in this report, we believe that the following accounting policies are critical to understanding the judgments and estimates we use in preparing our financial statements:
Revenue Recognition
Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our drug candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. As of January 1, 2018 we adopted the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition.
We adopted Topic 606 using the modified retrospective method. Under the modified retrospective method, prior year financial statements would not need to be recast. Instead, a company applies the cumulative effect of initially applying the new standard as an adjustment to the opening retained earnings balance. We performed a detailed accounting assessment to quantify the effect of the transition from the former guidance to the new guidance and concluded that there was no material effect on our consolidated financial statements under the modified retrospective method.

There are multiple options for the transition method under the new guidance, we elected to apply the guidance to only contracts that were not completed contracts as of January 1, 2018. Our only contract not completed as of January 1, 2018 was our collaboration agreement with Genentech (see Note 10 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K). We assessed the potential effects to the consolidated financial statements and retained earnings and have concluded that, upon adoption of the new standard, there was no material impact.
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
We assess whether contingent research milestones should be considered variable consideration that should be constrained and thus not part of the transaction price. This includes an assessment of the probability that all or some of the milestone revenues could be reversed when the uncertainty around whether or not the achievement of each milestone is resolved, and the amount of reversal could be significant.
GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. We consider all relevant factors.
Reimbursement of Costs. Reimbursement of research and development costs by third-party collaborators is recognized as revenue over time provided we have determined that we transfer control (i.e. perform the services) of a service over time and, therefore, satisfy a performance obligation according to the provisions outlined in the ASC 606-10-25-27, Revenue Recognition.

Royalty Revenue. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We expect to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 3). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 16).
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
Stock-Based Compensation
We account for stock-based compensation transactions using a grant-date fair-value based method under FASB Codification Topic 718, Compensation—Stock Compensation.
We have recorded employee and director stock-based compensation expense of $2.7 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively. We estimate that our stock-based compensation expense will increase in 2020 as we have granted, and expect that we may continue to grant options, in 2020 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2020 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of our common stock at the respective grant dates, and the specific terms of the stock options.
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
Liability Related to the Sale of Future Royalties
As a result of the obligation to pay future royalties to Oberland, we recorded the proceeds from this transaction as a liability on our Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, we impute interest on the transaction and record imputed interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. We periodically assess the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the initial estimates or the timing of such payments is materially different than the original estimates, we will adjust the amortization of the liability.
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

Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019, and 2018:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2019	2018	2019 v. 2018
Revenues	$10,004	$10,428	(4)%
Cost of royalty revenues	503	563	(11)%
Research and development	22,302	24,413	(9)%
General and administrative	11,555	14,785	(22)%
Total other expense, net	7,785	3,242	>100%
Net loss	$(32,141)	$(32,575)	1%
Revenues
Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2019	2018	2019 v. 2018
Royalties	$10,418	$10,421	—%
Contra revenue, net	(414)	7	<(100%)
Total revenues	$10,004	$10,428	(4)%
Total revenues decreased by $0.4 million, or 4%, to $10.0 million for the year ended December 31, 2019 as compared to $10.4 million for the year ended December 31, 2018, primarily related to an increase in the reserve for contractual royalty reductions arising from Genentech and Roche’s net sales of Erivedge.
Cost of Royalty Revenues. Cost of royalty revenues decreased by approximately $0.1 million, to $0.5 million for the year ended December 31, 2019 as compared to $0.6 million for the year ended December 31, 2018. The decrease reflects our obligation to make payments to two university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge, which decreased in 2019 as compared to 2018.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2019	2018	2019 v. 2018
Direct research and development expenses	$14,719	$10,941	35%
Employee-related expenses	5,921	11,378	(48)%
Facilities, depreciation and other expenses	1,662	2,094	(21)%
Total research and development expenses	$22,302	$24,413	(9)%
Our total research and development expenses decreased by $2.1 million, or 9%, to $22.3 million for the year ended December 31, 2019, as compared to $24.4 million for the prior year. Direct research and development expenses increased $3.8 million for the year ended December 31, 2019 as compared to the prior year period. These costs included increased clinical site, patient, clinical research organization, manufacturing and consulting costs for our ongoing Phase 1 clinical trials. Employee-related expenses decreased $5.5 million for the year ended December 31, 2019 as compared to the prior year period, which was primarily due to a reduction in headcount which occurred in the fourth quarter of 2018.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential payments upon achievement of certain milestones.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2019	2018	2019 v. 2018
Personnel	$3,705	$5,277	(30)%
Occupancy and depreciation	580	553	5%
Legal services	2,020	2,906	(30)%
Professional and consulting services	1,842	2,142	(14)%
Insurance costs	453	409	11%
Stock-based compensation	2,083	2,630	(21)%
Other general and administrative expenses	872	868	—%
Total general and administrative expenses	$11,555	$14,785	(22)%
General and administrative expenses decreased by $3.2 million, or 22%, during the year ended December 31, 2019 as compared to the prior year. The decrease in general administrative expense was driven primarily by $1.6 million of lower personnel expense primarily attributable to the departure of personnel following a reduction in headcount announced in the fourth quarter of 2018 and the departure of our former Chief Executive Officer in the third quarter of 2018. Legal services decreased $0.9 million as compared to 2018 primarily due to a reduction in intellectual property following a portfolio review of non-essential patents. Stock-based compensation decreased by $0.5 million primarily due to a lower head count in 2019 as compared to 2018, and professional and consulting services decreased by $0.3 million, offset by other general and administrative expenses for the 2019 period.
Other Expense.
Other expense, net, was $7.8 million for the year ended December 31, 2019, as compared to $3.2 million for the same period in 2018. Interest expense related to debt was $0.8 million in the current year as compared to $3.9 million in 2018. This decrease was a direct result of the March 22, 2019 payment to HealthCare Royalty in full satisfaction of the debt held by Curis Royalty. In March 2019 we recorded a $3.5 million loss on extinguishment of debt in conjunction with the repayment of the loan obligation to BioPharma-II. Additionally, imputed interest of $4.1 million resulting from the previously announced sale of a portion of Erivedge royalties to Oberland Capital Management was also recorded. For the years ended December 31, 2019 and 2018, interest income was $0.6 million and $0.7 million, respectively.
Net Loss Applicable to Common Stockholders
As a result of the foregoing, we incurred a net loss applicable to common stockholders of $32.1 million for the year ended December 31, 2019 and $32.6 million for the year ended December 31, 2018.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights. See “Funding Requirements” and Note 1 “Nature of Business” for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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

Common Stock Purchase Agreement
In February 2020, we entered into a common stock purchase agreement of up to $30.0 million with Aspire Capital Fund, LLC, or Aspire Capital. Under the terms of the agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In addition, Aspire Capital committed to purchase up to an additional $27.0 million in shares of our common stock, at our request from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. As consideration for Aspire Capital’s obligation under the agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
Under the terms of the purchase agreement, we have the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire Capital under the purchase agreement may in no case exceed 6,645,034 shares of our common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the purchase agreement), including the shares purchase by Aspire Capital and issued to Aspire Capital as consideration in connection with entering into the purchase agreement, or the Exchange Cap, unless (i) stockholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (ii) stockholder approval has not been obtained and at any time the Exchange Cap is reached and at all times thereafter the average price paid for all shares issued under the purchase agreement (including the shares issued as consideration to Aspire Capital in connection with entering into the agreement) is equal to or greater than $1.34, or the Minimum Price.
Pursuant to the purchase agreement, we will control the timing and amount of the further sale of our common stock to Aspire Capital. We plan to use the proceeds for general corporate purposes, including research and development, clinical trial activity and working capital. There are no restrictions on future financings and there are no financial covenants, participation rights, rights of first refusal, or penalties in the purchase agreement. We have the right to terminate the purchase agreement at any time without any additional cost or penalty.
Placement of Equity Securities
On July 2, 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we could sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen was to act as sales agent. As of December 31, 2019, we sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million. We terminated this sales agreement in March 2020.
On March 4, 2020, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at the market offering” program under which JonesTrading will act as sales agent. Subject to the terms and conditions of the sales agreement, JonesTrading may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. We are not obligated to sell any of the common stock under this sales agreement. Either JonesTrading or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The aggregate compensation payable to JonesTrading shall be equal to 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the sales agreement. In addition, we agreed to reimburse a portion of the expenses of JonesTrading in connection with the offering up to a maximum of $30,000. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission, or SEC, on May 3, 2018. We have also filed with the SEC a prospectus supplement, dated March 6, 2020, related to the sales agreement with JonesTrading, and offerings of our common stock will only be made available by means of the prospectus supplement.

Debt Financing
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
On March 22, 2019, we terminated, and repaid all amounts outstanding under the loan with HealthCare Royalty. For further discussion please refer to Note 11. Debt.
Royalty Interest Purchase Agreement
On March 22, 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement with entities managed by Oberland Capital Management, LLC, or the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 8. Liability Related to the Sale of Future Royalties.
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we were obligated to pay decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
At December 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $20.5 million, excluding our restricted cash of $1.0 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short-term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $26.2 million during the year ended December 31, 2019 was primarily the result of our net loss for the period of $32.1 million, partially offset by non-cash charges consisting of $2.7 million in stock-based compensation, $3.5 million related to the loss on extinguishment of debt, $1.0 million of non-cash lease expense, and $0.3 million of non-cash imputed interest expense related to the sale of future royalties. Accounts payable and accrued and other liabilities increased $0.1 million, accounts receivable increased $0.4 million related to an increase in fourth quarter Erivedge royalties, prepaid expenses and other assets increased $0.2 million and our operating lease liability reflected a decrease of $1.0 million following the adoption of ASC 842.

Net cash used in operating activities of $30.1 million during the year ended December 31, 2018 was primarily the result of our net loss for the period of $32.6 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, and depreciation, totaling $4.0 million. Accounts payable and accrued and other liabilities increased $1.9 million, accounts receivable decreased $0.2 million related to a decrease in fourth quarter Erivedge royalties, and prepaid expenses and other assets increased $0.2 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $4.5 million for the year ended December 31, 2019 and conversely provided cash of $21.4 million for the year ended December 31, 2018 respectively. These changes primarily resulted from net investment activity from purchases and sales or maturities of investments for those respective periods. The decrease in purchases of investments during the year ended December 31, 2019 resulted from operational funding requirements in 2019.
Financing activities provided cash of $23.3 million for the year ended December 31, 2019. This was primarily due to the $65.0 million in gross proceeds we received from Oberland Capital (Note 8) which was partially offset by $37.2 million in payments made to terminate our credit agreement with HealthCare Royalty Partners. In addition, we made payments of $2.2 million related to the royalty interest purchase agreement with Oberland Capital and we made principal payments on Curis Royalty's loan with HealthCare Royalty of $1.8 million, and received $0.1 million in proceeds from the sale of common stock related to our stock-based compensation plans.
Financing activities used cash of $6.0 million for the year ended December 31, 2018. We made principal payments on Curis Royalty's loan to HealthCare Royalty of $6.1 million, and received $0.1 million in proceeds from the sale of common stock related to our stock-based compensation plans.
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2019, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CA-4948, CI-8993, and fimepinostat, and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this annual report on Form 10-K and anticipate that our $20.5 million of existing cash, cash equivalents and investments as of December 31, 2019, should enable us to maintain our planned operations into the second half of 2020. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. We may be unable to obtain additional funding on acceptable terms, or at all. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets.

•	our ability to continue as a going concern.

Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one-year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We elected not to exercise our exclusivity option in 2018 and did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of this election to not further exercise our exclusivity option, we no longer operate under the broad immuno-oncology exclusivity with Aurigene. In 2019 we elected not to further exercise our exclusivity option related to the IRAK4 and PD1/VISTA programs and thus did not make the $2.0 million payment required for this continued exclusivity.
We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third-parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations or arrangements.
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
Contractual Obligations
As of December 31, 2019 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,509	$984	$2,260	$2,397	$2,868
Outside service obligations (2)	779	434	345	—	—
Licensing obligations (3)	382	307	75	—	—
Total future obligations	$9,670	$1,725	$2,680	$2,397	$2,868

(1)
We lease 24,529 square feet of property for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts. The term of the lease agreement commenced on December 1, 2010 and, pursuant to a second amendment to the lease agreement on November 1, 2017, expired on February 29, 2020. We are exercising our contractual right to holdover until our new facility is available for occupancy. The total remaining cash obligation for the base rent over the second amended term of the lease agreement was approximately $0.2 million at December 31, 2019. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments as defined in the agreement. On December 5, 2019, we entered into a new lease for our administrative, research and development requirements located at 128 Spring Street in Lexington, Massachusetts consisting of 21,772 square feet. The lease will expire in seven years from the commencement date of the lease which we expect to occur in the second quarter of 2020. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments as defined in the agreement.

(2)
Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2019. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.

(3)
Licensing obligations include only obligations that are known to us as of December 31, 2019. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. These future obligations, including those related to Aurigene, Genentech, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations and License Agreements” section.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2019.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of
December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring losses and negative cash flows from operations since inception, has an accumulated deficit, and will require additional financing to fund future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 19, 2020

We have served as the Company's auditor since 2002.

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,430	$23,636
Restricted cash	153	—
Investments	5,113	634
Accounts receivable	3,244	2,864
Prepaid expenses and other current assets	1,063	827
Total current assets	25,003	27,961
Property and equipment, net	154	267
Restricted cash	816	153
Operating lease right-of-use asset	149	—
Goodwill	8,982	8,982
Other assets	3	2
Total assets	$35,107	$37,365
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,465	$2,909
Accrued liabilities	1,910	3,457
Operating lease liability	166	—
Current portion of long-term debt, net	—	6,884
Total current liabilities	6,541	13,250
Long-term debt, net	—	28,600
Liability related to the sale of future royalties, net	62,477	—
Other long-term liabilities	—	11
Total liabilities	69,018	41,861
Stockholders’ deficit:
Common stock, $0.01 par value—101,250,000 shares authorized, 33,241,793 shares issued and outstanding at December 31, 2019; 67,500,000 shares authorized, 33,159,253 shares issued and outstanding at December 31, 2018	332	332
Additional paid-in capital	982,738	980,012
Accumulated deficit	(1,016,981)	(984,840)
Total stockholders’ deficit	(33,911)	(4,496)
Total liabilities and stockholders’ deficit	$35,107	$37,365

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Revenues, net:
Royalties	$10,418	$10,421
Contra revenue, net	(414)	7
Total revenues, net	10,004	10,428
Costs and expenses:
Cost of royalties	503	563
Research and development	22,302	24,413
General and administrative	11,555	14,785
Total costs and expenses	34,360	39,761
Loss from operations	(24,356)	(29,333)
Other expense:
Loss on debt extinguishment	(3,495)	—
Interest income	614	684
Imputed interest expense related to the sale of future royalties	(4,055)	—
Interest expense, debt	(791)	(3,926)
Other income (expense), net	(58)	—
Total other expense	(7,785)	(3,242)
Net loss	$(32,141)	$(32,575)
Net loss per common share (basic and diluted)	$(0.97)	$(0.98)
Weighted average common shares (basic and diluted)	33,180,516	33,118,393
Net loss	$(32,141)	$(32,575)
Other comprehensive gain
Unrealized gain on marketable securities	—	2
Comprehensive loss	$(32,141)	$(32,573)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	33,075,949	$331	$977,453	$(1,524)	$(952,265)	$(2)	$23,993
Issuance of common stock under grant of restricted stock awards	294,250	3	(3)	—	—	—	—
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	101,623	1	142	—	—	—	143
Recognition of stock-based compensation	—	—	3,941	—	—	—	3,941
Cancellation of restricted stock awards	(68,000)	(1)	1	—	—	—	—
Retirement of treasury stock	(244,569)	(2)	(1,522)	1,524	—	—	—
Other comprehensive income	—	—	—	—	—	2	2
Net loss	—	—	—	—	(32,575)	—	(32,575)
December 31, 2018	33,159,253	332	980,012	—	(984,840)	—	(4,496)
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	91,013	—	68	—	—	—	68
Recognition of stock-based compensation	—	—	2,658	—	—	—	2,658
Cancellation of restricted stock awards	(8,473)	—	—	—	—	—	—
Net Loss	—	—	—	—	(32,141)	—	(32,141)
Balance, December 31, 2019	33,241,793	$332	$982,738	$—	$(1,016,981)	$—	$(33,911)
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,141)	$(32,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	177
Non-cash lease expense	956	—
Stock-based compensation expense	2,658	3,940
Amortization of debt issuance costs	8	35
Non-cash imputed interest expense related to the sale of future royalties	287	—
Non-cash interest income on investments	(64)	(147)
Loss on extinguishment of debt	3,495	—
Loss on disposal of fixed assets	29	7
Changes in operating assets and liabilities:
Accounts receivable	(380)	209
Prepaid expenses and other assets	(237)	162
Accounts payable and accrued and other liabilities	60	(1,873)
Operating lease liability	(1,001)	—
Total adjustments	5,936	2,510
Net cash used in operating activities	(26,205)	(30,065)
Cash flows from investing activities:
Purchases of investments	(11,465)	(26,741)
Sales and maturities of investments	7,050	48,200
Purchases of property and equipment	(41)	(85)
Net cash (used in) provided by investing activities	(4,456)	21,374
Cash flows from financing activities:
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	65,000	—
Payment of transaction costs on royalty interest purchase agreement	(584)	—
Proceeds from issuance of common stock under the Company’s stock-based compensation plans	68	143
Payment of liability of future royalties, net of imputed interest	(2,226)	—
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	(37,162)	—
Payments made on Curis Royalty’s debt	(1,825)	(6,104)
Net cash provided by (used in) financing activities	23,271	(5,961)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,390)	(14,652)
Cash and cash equivalents and restricted cash, beginning of period	23,789	38,441
Cash and cash equivalents and restricted cash, end of period	$16,399	$23,789
Supplemental cash flow data:
Cash paid for interest	$4,716	$3,919
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Throughout this Annual Report on Form 10-K, Curis, Inc. and our wholly owned subsidiaries are collectively referred to as “the Company,” “Curis,” “we,” “us,” or “our.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CA-4948, CI-8993, and fimepinostat:

•
CA-4948, which is being tested in a dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid differentiation primary response 88, or MYD88, alterations. The Company reported preliminary clinical data from the study in the fourth quarter of 2019. The Company is currently planning to initiate a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes patients in the first half of 2020.

•
CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway, which the Company plans to begin clinical testing in a Phase 1a/1b trial in 2020.

•
Fimepinostat, which is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (DLBCL) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration (“FDA”) in April 2015 and May 2018, respectively. The Company has begun enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma (“HGBL”). The Company reported preliminary clinical data from this combination study in the fourth quarter of 2019. In March 2020, the Company announced that although it observed no significant drug-drug interaction in its Phase 1 study of fimepinostat in combination with venetoclax, the Company did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. The Company is currently evaluating future studies for fimepinostat.

•
The Company's pipeline includes CA-170, for which the Company announced initial data from a clinical study in patients with mesothelioma, in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. The Company is currently evaluating future studies for CA-170.

The Company’s pipeline also includes CA-327, which is a pre-Investigational New Drug (“IND”) stage oncology drug candidate.
The Company is party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which F. Hoffmann-La Roche Ltd (“Roche”) and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
In January 2015, and as amended in September 2016 and February 2020, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited (“Aurigene”).
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
In January 2020, Curis entered into an option and license agreement with ImmuNext, Inc. Pursuant to the terms of the option and license agreement, the Company has the option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to advance and expand its research and development programs; the Company’s reliance on Aurigene to successfully discover and preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the Company’s ability to obtain adequate financing to fund its operations; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates, and the Company’s ability to execute on its overall business strategies.
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
The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2019, the Company had an accumulated deficit of approximately $1.0 billion, incurred a loss of $32.1 million and used $26.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $20.5 million of existing cash, cash equivalents and investments at December 31, 2019 should enable it to maintain its planned operations into the second half of 2020. Based on the Company's available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to finance its operations through its common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, and its at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading or other potential equity financings, debt financings or other capital sources. However, the Company may not be successful in securing additional financing on acceptable terms, or at all. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.
Reverse Stock Split
On May 29, 2018, the Company effected a 1-for-5 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split on a retroactive basis (see Note 12).

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principals of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

(b)	Use of Estimates and Assumptions
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, including estimates related to the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short and long-term classification; the collectability of receivables; the carrying value of property and equipment and intangible assets; the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.

(c)	Cash Equivalents, Restricted Cash, and Investments
The Company had Cash and cash equivalents of $15.4 million and $23.6 million as of December 31, 2019 and 2018 respectively. Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $1.0 million and $0.2 million of its cash as restricted cash, as of December 31, 2019 and 2018. This amount represents the security deposit delivered to the respective landlords of the Company's current and future Lexington, Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $16.4 million and $23.8 million as of December 31, 2019 and 2018, as presented on the Company's Consolidated Statements of Cash Flows.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable debt securities with original maturities of greater than twelve months from the balance sheet. Marketable securities consist of commercial paper, corporate bonds and notes, and government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income (expense) in the period during which the securities are sold. Any premium or discount arising at purchase is amortized and/or accreted to interest income.

(d)	Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to investments is reduced as a result of the Company’s policy to limit the amount invested in any one issue. As of December 31, 2019, the Company did not have a material concentration in any single investment.
Our operations are located entirely within the U.S. The Company focus is primarily on the development of first-in-class and innovative therapeutics for the treatment of cancer. The Company's one customer, Genentech, accounted for 100% of the total gross revenues for 2019 and 2018.
The Company’s accounts receivable at December 31, 2019 and 2018 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third-parties to supply certain raw materials necessary to produce its drug candidates, including CA-4948, CI-8993, and fimepinostat, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(e)	Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2019 or 2018.

Purchased equipment is recorded at cost. The Company does not currently hold any leased equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter, as follows:

Useful Life
Laboratory equipment, computers and software	3-5 years
Leasehold improvements	Lesser of lease or asset life
Office furniture and equipment	5 years

(f)	Leases
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), a standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires the recognition of right-of-use assets and lease liabilities for most leases as well as provides disclosure with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. We adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019.
The Company adopted the leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed Curis to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of income over the lease term. Upon adoption of the leasing standard Curis recognized an operating lease asset of approximately $1.0 million and a corresponding operating lease liability of approximately $1.1 million, which are included in the Company's consolidated balance sheets. The adoption of the leasing standard did not have an impact on the consolidated statement of income.
The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
As most of the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, which is based on rates that would be incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments.
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The lease payment used to determine the operating lease asset may include lease incentives, stated rent increases and was recognized as an operating lease right-of-use asset in the consolidated balance sheets. The Company's lease agreements may include both lease and non-lease components, which are accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.
The Company's operating lease is reflected in operating lease right-of-use asset and operating lease liability in the consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For additional information on the adoption of the new leasing standards, please read Note 7, Leases and Commitments, to these consolidated financial statements.

(g)	Goodwill
As of both December 31, 2019 and 2018, the Company had recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 2019 and 2018, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2019 and 2018.

(h)	Revenue Recognition
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The Company's only contract not completed as of January 1, 2018 was its collaboration agreement with Genentech (see Note 10). The Company assessed the potential effects to the consolidated financial statements and retained earnings and has concluded that, upon adoption of the new standard, there was no material impact.
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
If the Company is involved in a steering committee as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are not determined to be distinct performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.
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
Contingent Research Milestone Payments
ASC 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
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
The Company assesses whether contingent research milestones should be considered variable consideration that should be constrained and thus not part of the transaction price. This includes an assessment of the probability that all or some of the milestone revenues could be reversed when the uncertainty around whether or not the achievement of each milestone is resolved, and the amount of reversal could be significant.
GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. The Company considers all relevant factors.
Reimbursement of Costs
Reimbursement of research and development costs by third-party collaborators is recognized as revenue over time provided the Company has determined that it transfers control (i.e. performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in ASC 606-10-25-27, Revenue Recognition.
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 10). However, a portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 8).
Contra Revenue, Net
Contra revenue, net represents shared costs, primarily related to intellectual property, with the Company's collaboration partners, and reserves for potential royalty reductions.
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

(i)	Research and Development
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
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options outstanding as of the respective reporting period. Antidilutive securities as of December 31, 2019 and 2018 consisted of the following:

	For the Year Ended December 31,
	2019	2018
Stock options outstanding	6,158,026	3,714,394
Total antidilutive securities	6,158,026	3,714,394

(k)	Stock-Based Compensation
The Company accounts for stock-based compensation transactions using a grant-date fair-value based method under FASB Codification Topic 718, Compensation-Stock Compensation.
The Company has recorded employee and director stock-based compensation expense of $2.7 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively. The Company estimates that its stock-based compensation expense will increase in 2020 as it has granted, and expects that it may continue to grant options, in 2020 that could increase the amount of stock-based compensation ultimately recognized. The amount of the incremental employee stock-based compensation expense attributable to 2020 employee stock options to be granted will depend primarily on the number of stock options granted, the fair market value of the Company’s common stock at the respective grant dates, and the specific terms of the stock options.
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

(l)	Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

(m)	Segment Reporting
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.

(n)	Interest Expense on Liability related to the Sale of Future Royalties
In March 2019 the Company entered into the Oberland Purchase Agreement with Oberland Capital. Pursuant to the terms of the Oberland Purchase Agreement the Company sold to Oberland a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Consolidated Balance Sheet that is accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. On a quarterly basis, the Company assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the initial estimates or the timing of such payments is materially different than the original estimates, the Company will prospectively adjust the amortization of the liability.

(o)	New Accounting Pronouncements
Recently Issued and Adopted
In June 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation - Stock Compensation (“ASC 718”). The standard was effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted, but no earlier than an entity's adoption date of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company did not have any outstanding nonemployee awards as of June 30, 2018, and adopted this update as of that date. There was no material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share based payment award under ASC 718. The standard was be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual periods beginning after January 1, 2017. As such, the Company adopted this standard as of January 1, 2018 and concluded there was no material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases. In addition, the FASB issued ASUs 2018-10 and 2018-11, all of which are further clarifying amendments to ASU 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. The Company adopted this standard as of January 1, 2019. The resulting impact of the adoption was the recognition of an operating lease right-of-use asset in the amount of $1.0 million and the recognition of operating lease liabilities of $1.1 million on the consolidated balance sheet. The new standard did not have a significant impact on the Company's consolidated statement of operation. For more detail, see Note 2(f) above, Leases.
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
In May 2014, the FASB issued new revenue recognition guidance in ASU 2014-09, for entities, providing a single, comprehensive model to account for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-08, 2016-10, 2016-12, 2016-20 and 2017-13, all of which are further clarifying amendments to ASU 2014-09. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company adopted the modified retrospective method. To date, the Company’s sources of collaboration and other revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. The guidance was effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company has adopted the guidance as of January 1, 2018. The adoption of this guidance had no material impact on the Company's consolidated financial statements. For more detail, see Note 2(h) above, Revenue Recognition.
Issued, Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was originally effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted, however in November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

(3)	Fair Value of Financial Instruments
The Company applies the provisions of ASC Topic 820, Fair Value Measurements (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and the non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2019 and 2018 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2019
Cash equivalents:
Money market funds	$10,684	$—	$—	$10,684
US government obligations	—	550	—	550
Commercial paper	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, bonds and notes	—	5,113	—	5,113
Total assets at fair value	$10,684	$6,053	$—	$16,737

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2018
Cash equivalents:
Money market funds	$18,180	$—	$—	$18,180
Corporate commercial paper, stock, bonds and notes	—	2,199	—	2,199
Municipal bonds	—	135	—	135
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	634	—	634
Total assets at fair value	$18,180	$2,968	$—	$21,148

(4)	Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2019 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$5,113	$—	$—	$5,113
Total investments	$5,113	$—	$—	$5,113
Short-term investments have maturities ranging from one to twelve months with a weighted average maturity of 0.1 years at December 31, 2019.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2018 are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$634	$—	$—	$634
Total investments	$634	$—	$—	$634
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.1 years at December 31, 2018.
Curis held no securities that were in continuous unrealized loss position for more than 12 months at December 31, 2019 or 2018 respectively.

(5)	Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2019	2018
Laboratory equipment, computers and software	$1,725	$1,753
Leasehold improvements	185	185
Office furniture and equipment	331	354
	2,241	2,292
Less—Accumulated depreciation and amortization	(2,087)	(2,025)
Total	$154	$267
The Company recorded depreciation and amortization expense of $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018.

(6)	Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2019	2018
Accrued compensation	$1,413	$2,774
Professional fees	289	233
Accrued interest on debt (see Note 11)	—	165
Other	208	285
Total	$1,910	$3,457

(7)	Leases and Commitments

(a)	Operating Leases
The Company leases real estate, including laboratory and office space, and certain equipment. The current real estate property that is used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts expired on February 29, 2020. The Company is exercising its contractual right to holdover on a month-to-month basis until our new facility is available for occupancy.
On December 5, 2019, Curis, Inc. entered into a new lease for our administrative, research and development requirements located at 128 Spring Street in Lexington, Massachusetts. In accordance with the accounting requirements under ASC 842, the lease obligation will not be recorded until its commencement date which is expected in the second quarter of 2020. The Company did record the security deposit provided to the landlord which was classified as restricted cash. The total cash obligation for the base rent over the seven year term of the lease agreement is approximately $8.3 million and the Company will start paying rent on the commencement date.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation in the Company's consolidated balance sheet for the operating leases:

Balance sheet location	As of December 31, 2019
Assets:
Operating lease right-of-use asset	$149

Liabilities:
Operating lease liability	$166
The following table summarizes the effect of lease costs in our consolidated statements of income:

Income statement location	For the year ended December 31, 2019
Operating lease cost
Research and development	$651
General and administrative	351
Total lease cost	$1,002
In February 2016, the FASB issued ASU 2016-02, Leases. In addition, the FASB issued ASUs 2018-10 and 2018-11, all of which are further clarifying amendments to ASU 2016-02. The standard requires organizations that lease assets to recognize on the balance sheet assets or liabilities, as applicable, for the rights and obligations created by those leases. Additionally, the guidance modifies current guidance for lessor accounting and leveraged leases, and is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. The Company adopted this standard as of January 1, 2019. The resulting impact of the adoption was the recognition of an operating lease right-of-use asset in the amount of $1.0 million and the recognition of operating lease liabilities of $1.1 million on the consolidated balance sheet. The new standard did not have a significant impact on the Company's consolidated statement of operation. The discount rate associated with the Company's right-of-use asset was 9.95%. The non-cash lease expense related to the right of use asset was $1.0 million at December 31, 2019. Cash paid for amounts included in the measurement of lease liabilities were $1.0 million at December 31, 2019.

Under the current guidance, the Company’s lease payments for the next five years and thereafter is expected to be as follows:

Year Ending December 31,
2020	$168
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total lease payments	$168
Less: interest	2
Present value of operating lease liabilities	$166
Under the prior lease accounting guidance, the Company’s remaining operating lease commitments for all leased facilities with an initial or remaining term of at least one year are as follows:

Year Ending December 31,
2019	$1,002
2020	168
Total minimum payments	$1,170
Rent expense for all operating leases was $0.9 million for the year ended December 31, 2018. The related deferred rent is included in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

(b)	License Agreements
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company did not incur license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its consolidated statement of operations for the years ended December 31, 2019 or 2018. For the years ended December 31, 2019 and 2018, the Company also recognized $0.5 million and $0.6 million as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 10(a)).

(8)	Liability Related to the Sale of Future Royalties
On March 22, 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay the loan with Healthcare Royalty. (see Note 9)
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026.

The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
As a result of the obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the initial estimates or the timing of such payments is materially different than the original estimates, the Company will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 8.2%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement.
The following table shows the activity with respect to the liability related to the sale of future royalties during the year ended December 31, 2019:

Liability related to sale of future royalties at March 22, 2019	$65,000
Issuance costs capitalized	(584)
Imputed interest expense recognized	4,055
Less: Payments made to Oberland Capital, LLC	(5,994)
Carrying value of liability related to sale of future royalties at December 31, 2019	$62,477

(9)	Income Taxes
For the years ended December 31, 2019 and 2018, the Company did not record any federal or state income tax expense given its continued operating losses.
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2019 and 2018 are as follows:

	For the Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	5.9%
Research and development tax credits	2.7%	3.8%
Orphan drug tax credits	4.6%	3.2%
Expiration of NOLs/Credits	(4.0)%	(13.5)%
Permanent adjustments and other	(0.6)%	(1.1)%
Change in valuation allowance	(29.8)%	(19.3)%
Effective income tax rate	—%	—%

The principle components of the Company’s deferred tax assets at December 31, 2019 and 2018, respectively, are as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
NOL carryforwards	$58,654	$67,068
Research and development tax credit carryforwards	15,408	15,825
Orphan drug tax credit carryforwards	18,088	16,625
Depreciation and amortization	9,671	10,672
Capitalized research and development expenditures	34,487	33,993
Stock options	6,329	5,783
Accrued expenses and other	131	259
Oberland agreement	17,022	—
Lease liability ASC 842	45	—
Total gross deferred tax asset	159,835	150,225
Valuation allowance	(159,794)	(150,225)
Net deferred tax asset	$41	$—

Deferred tax liabilities:
Right of use asset ASC 842	(41)	—
Total gross deferred tax liabilities	$(41)	$—

Net deferred tax assets (liabilities)	$—	$—
For the years ended December 31, 2019 and 2018, the Company had federal net operating losses (“NOL”), of $251.2 and $282.0 million, respectively. The operating losses generated prior to 2018 will expire in years 2020 through 2037, unless previously utilized. The federal operating loss carryforward generated in 2018 and later can be carried forward indefinitely and can be used to offset up to 80% of taxable income of each future tax year. For the years ended December 31, 2019 and 2018, the Company had state NOLs of $93.6 and $124.0 million, respectively. The operating losses will expire in years 2020 through 2038, unless previously utilized.
For the years ended December 31, 2019 and 2018, the Company had federal research and development credit carryforwards of $11.9 and $12.3 million, respectively. The credits will expire in the years 2020 through 2039.
For the years ended December 31, 2019 and 2018, the Company had state research and development credit carryforwards of $4.4 and $4.5 million, respectively. The credits will expire in the years 2020 through 2034, unless previously utilized.
For the years ended December 31, 2019 and 2018, the Company had orphan drug tax credit carryforwards of $18.1 and $16.6 million, these credits, if any, relate to qualified expenses incurred for CUDC-907 since receiving the Orphan Drug designation.
As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $159.8 million has been established at December 31, 2019.
The valuation allowance increased approximately $9.6 million and $6.3 million during the years ended December 31, 2019 and 2018. The current year increase in the valuation allowance is primarily due to an increase in net deferred tax assets with an offsetting valuation allowance related to income recorded for tax related to the Oberland royalty purchase agreement. The increase in 2018 is primarily due to the current year net operating loss offset by the valuation allowance.
Utilization of the NOL may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a §382 study in 2019 and determined no ownership changes have occurred and no limitation on NOLs through December 31, 2018. There could be additional ownership changes in the future, which may result in additional limitations in the utilization of the carryforward NOLs and credits, and the Company does not expect to have any taxable income for the foreseeable future.

An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2004 through 2019 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

(10)	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2019.
In addition to these payments and pursuant to the collaboration agreement, the Company, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country and is being sold in such country, by a third-party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2016, the FDA and the European Medicine Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo in the U.S. and the Company anticipates that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, the Company has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement (the “Retained Royalty Amounts”).
In March 2017, the Company and Curis Royalty entered into a credit agreement with HealthCare Royalty Partners III, L.P. (“HealthCare Royalty”) for the purpose of refinancing and terminating the loan from BioPharma-II. Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used in part to pay off $18.4million in remaining loan obligations to BioPharma-II under the prior loan with the residual proceeds of $26.6 million distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, the Company and Curis Royalty terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty.
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

The Company recognized $10.4 million in royalty revenues under the Genentech collaboration during the years ended December 31, 2019 and 2018. The Company also recorded $0.5 million and $0.6 million, respectively, as cost of royalty revenues within the costs and expenses section of its consolidated statements of operations and comprehensive loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 5% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 8, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. The Company recorded research and development revenues of $0.1 million during the years ended December 31, 2019 and 2018, respectively, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.2 million and $0.1 million, respectively, under this collaboration for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues which have been net against research and development revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.
The Company has recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2019 and 2018 of $3.2 million and $2.9 million as of December 31, 2019 and 2018, respectively, in “accounts receivable” in the Company's current assets section of its consolidated balance sheets.

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
In February 2020, the Company and Aurigene further amended their collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer (nsNSCLC). In turn, Aurigene receives rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. The Company retains U.S., European Union, and rest of world rights to CA-170, and is entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10% subject to specified reductions.
As of December 31, 2019, the Company has exercised its option to license the following four programs under the collaboration:

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
For each of the licensed programs (as described above) the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan, and Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for such licensed program in an expeditious manner.
Subject to specified exceptions, Aurigene and the Company agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At the Company’s option, and subject to specified conditions, it may extend such exclusivity for up to three additional one-year periods by paying to Aurigene additional exclusivity option fees on an annual basis. The Company exercised the first one-year exclusivity option in the first quarter of 2017. The fee for this exclusivity option exercise was $7.5 million, which the Company paid in two equal installments in the first and third quarters of 2017. The Company has elected not to further exercise its exclusivity option and thus did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of the Company’s election to not further exercise its exclusivity option, the Company is no longer operating under broad immuno-oncology exclusivity with Aurigene. The Company has, however, as provided in the agreement, elected to exercise its option to extend exclusivity on a program-by-program, year-by-year, basis for the IRAK4 Program and the PD1/VISTA Program, both of the licensed programs currently in clinical trials.
Since January 2015, the Company has paid $14.5 million in research payments and has waived $19.5 million in milestone payments under the terms of the 2016 amendment.
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth immuno-oncology program, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product, under which it has made cash payments to Aurigene of $1.4 million in 2019 and $0.6 million in 2018.

(c)	ImmuNext
In January 2020, the Company entered into an option and license agreement with ImmuNext. Under the terms of the agreement, the Company has agreed to collaborate with ImmuNext and the Company has agreed to conduct, at its own cost, a Phase 1a/1b clinical trial of an ImmuNext compound that antagonizes VISTA. In exchange, ImmuNext has granted Curis an exclusive option period to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology. (see Note 17)

(11)	Debt

(a)	HealthCare Royalty Partners III
On March 6, 2017, the Company and Curis Royalty entered into a credit agreement with HealthCare Royalty for the purpose of refinancing Curis Royalty’s financing arrangement with BioPharma-II, referred to herein as the prior loan. On March 22, 2017, the prior loan was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty provided Curis Royalty with a $45.0 million loan at an interest rate of 9.95%, which was used to pay off $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of $26.6 million were distributed to the Company as sole equity holder of Curis Royalty.
Under the terms of the credit agreement with HealthCare Royalty, quarterly Erivedge royalty and royalty-related payments from Genentech were to be first applied to pay, collectively: (i) escrow fees payable by the Company pursuant to an escrow agreement, (ii) the Company’s royalty obligations to academic institutions, (iii) certain expenses incurred by HealthCare Royalty in connection with the credit agreement and related transaction documents, including enforcement of its rights in the case of an event of default under the credit agreement and (iv) expenses incurred by the Company enforcing its right to indemnification under the collaboration agreement. Subsequently, remaining amounts were to be applied first, to pay interest and second, to pay principal on the loan. If royalties owed under the Genentech collaboration agreement were insufficient to pay the accrued interest on the outstanding loan, the unpaid interest outstanding would be added to the loan principal on a quarterly basis. On March 22, 2019, the Company and Curis Royalty terminated and repaid all amounts outstanding under the credit agreement, consisting of approximately $33.8 million in remaining loan principal and approximately $3.4 million in accrued and unpaid interest and prepayment fees along with the remaining deferred issuance costs of $0.1 million were recorded as a loss on debt extinguishment.

(b)	Debt Payments to HealthCare Royalty Partners III
During the years ended December 31, 2019 and 2018, Curis Royalty made payments totaling $39.9 million and $10.0 million, respectively, of which $35.6 million and $6.1 million have been applied to the principal, respectively, with the remainder applied to accrued interest. During the first quarter of 2019, the Company repaid all outstanding debt and related accrued interest.
In addition, the Company recorded related accrued interest on its debt of $0.2 million as of December 31, 2018 with such amount included in the Company’s accrued liabilities section of its consolidated balance sheet. For the years ended December 31, 2019 and 2018, respectively, the Company recognized interest expense related to its debt of $0.8 million and $3.9 million, respectively, in the consolidated statement of operations and comprehensive loss.
For the years ended December 31, 2019 and 2018, the Company did not incur any debt issuance costs in connection with its HealthCare Royalty financing transaction. There was no debt outstanding as of December 31, 2019, the direct costs incurred by the Company as of December 31, 2018 were recorded as contra-debt, which directly reduces the outstanding debt balance on the following table:

As of December 31,
2018
Debt, current	$6,920
Debt issue costs, current	(36)
Debt, current portion net of issuance costs	$6,884
Debt, long-term	28,696
Debt issue costs, long-term	(96)
Debt, net of current portion and issuance costs	$28,600

(12)	Common Stock

(a)	Reverse Stock Split
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
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company could sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen was to act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen could sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen could also sell the common stock by any other method permitted by law, including in negotiated transactions. Pursuant to the terms of the agreement, the aggregate compensation payable to Cowen was 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The Company did not sell shares of common stock under this sales agreement during the year ended December 31, 2019. The Company sold 420,796 shares of common stock under this sales agreement for net proceeds of $6.2 million during the year ended December 31, 2018.
The shares sold under the sales agreement prior to May 3, 2018 were issued and sold pursuant to the universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on July 2, 2015, and any shares sold under the sales agreement after such date were issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2018. As of December 31, 2019, the Company sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.
In connection with entering in a new sales agreement with JonesTrading Institutional Services LLC, or JonesTrading, the Company terminated its sales agreement with Cowen and the “at-the-market” equity offering program in March 2020, and the program with Cowen is no longer available for use by the Company. Please refer to Note 17.

(d)	2018 Charter Amendment
On May 15, 2018, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 45,000,000 shares to 67,500,000 shares.

(e)	2019 Charter Amendment
On May 23, 2019, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 67,500,000 shares to 101,250,000 shares.

(13)	Stock Plans and Stock-Based Compensation
As of December 31, 2019, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”), adopted by the Board of Directors in March 2018 and approved by shareholders in June 2018, which was amended to, among other things, add an additional 2,390,000 shares under the 2010 Plan, and set a new expiration date of May 14, 2028 for the 2010 Plan. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Effective May 29, 2018, the number of shares of common stock available for issuance under the plans and the number of shares of common stock issuable upon the exercise of then outstanding options have been adjusted to reflect a 1-for-5 reverse stock split (see Note 12).
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019 the Company's stockholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 10,890,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause

1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2019, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of December 31, 2019, 5,281,115 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2019, the Company’s board of directors granted options to purchase 2,737,865 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
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
During the year ended December 31, 2019, the Company’s board of directors did not grant any restricted stock awards (“RSA”) to officers of the Company. There remain RSAs for an aggregate amount of 30,937 shares outstanding of the Company's common stock previously issued under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
Nonstatutory Inducement Grants
For certain new employees the Company issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2019, the Company’s board of directors granted inducement equity awards of 575,500 shares of common stock. These options were granted at a weighted average exercise price of $1.97, which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
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

	For the Year Ended December 31,
	2019	2018
Expected term (years)—Employees and Officers	5.5	5.5
Expected term (years)—Directors	5.5	N/A
Risk-free interest rate	1.5-2.6%	2.5-3.0%
Expected volatility	76-79%	66-73%
Expected dividend yield	None	None

The following table summarizes details regarding stock options granted under the Company's equity incentive plans for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	3,714,394	$7.68	6.38
Granted	4,033,365	1.30
Exercised	—	—
Canceled	(1,589,733)	7.97
Outstanding, December 31, 2019	6,158,026	$3.43	8.33	$1,657
Exercisable at December 31, 2019	1,561,926	$8.44	6.47	$26
Vested and unvested expected to vest	5,540,023	$3.64	8.25	$1,451
At December 31, 2019, the weighted average fair values of stock options granted with standard vesting terms during the years ended December 31, 2019 and 2018 were $0.85 and $1.46 per share of common stock underlying such stock options, respectively. As of December 31, 2019, there was approximately $3.4 million, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.4 years. There were no employee stock options exercised during the year ended December 31, 2019. As there were no employee stock options exercised during either 2019 or 2018, the intrinsic value of employee stock options exercised during the year ended was zero.
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	226,250	3.45
Awarded	—	—
Vested	(195,313)	3.45
Forfeited	—	—
Unvested, December 31, 2019	30,937	3.45
As of December 31, 2019, there were 30,937 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of December 31, 2019, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 2.06 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase period per year with no defined enrollment period. As of December 31, 2019, 521,903 shares were issued under the ESPP, of which 91,013 were issued during 2019. As of December 31, 2019, there were 1,677,934 shares available for future purchase under the ESPP.

For the years ended December 31, 2019 and 2018, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2019	2018
Compensation expense recognized under ESPP	$49	$173
Expected term	6-24 months	6-24 months
Risk-free interest rate	1.5-2.1%	2.1-2.7%
Volatility	92-97%	79-104%
Dividends	None	None
Employee Stock-Based Compensation Expense
Stock-based compensation for employee and director stock option grants for the years ended December 31, 2019 and 2018 of $2.7 million and $3.9 million, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2019 and 2018 was $2.0 million and $4.7 million, respectively.
Total Stock-Based Compensation Expense
For the years ended December 31, 2019 and 2018, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2019	2018
Research and development expenses	$575	$1,310
General and administrative expenses	2,083	2,630
Total stock-based compensation expense	$2,658	$3,940
No income tax benefits have been recorded for the years ended December 31, 2019 or 2018, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 9).

(14)	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early-stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company has agreed to pay Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, the Company extended the research and development period of the program until April 2020, in accordance with the terms of the agreement.
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
For the periods ended December 31, 2019 and 2018, Curis has paid and expensed $0.3 million and $0.1 million, respectively, of fees related to this agreement.

(b)	Agreement with David Tuck
On May 24, 2018, the Company announced that David Tuck, M.D., Chief Medical Officer, provided notice of his intention to retire from the Company, effective as of August 31, 2018. Dr. Tuck subsequently determined to retire on August 3, 2018. The Company and Dr. Tuck entered into a letter agreement on August 1, 2018 (the “Letter Agreement”) pursuant to which Dr. Tuck agreed to provide the Company with specified advisory services commencing on August 4, 2018 and extending until May 3, 2019, subject to earlier termination (the “Advisory Period”). In consideration for Dr. Tuck’s advisory services, the Company has agreed to (i) pay him a monthly retainer of $35.0 thousand during the Advisory Period and (ii) reimburse him for any pre-approved reasonable, documented out-of-pocket expenses relating to his advisory services. In addition, the Company and Dr. Tuck have agreed to amend his stock option agreements such that his outstanding options will cease to vest as of his date of resignation on August 3, 2018. The Letter Agreement may be terminated (i) at any time upon the mutual written consent of the parties, (ii) at any time by the Company immediately upon Dr. Tuck’s breach or threatened breach of the terms of his Invention, Non-Disclosure and Non-Competition Agreement with the Company, or (iii) by the Company at any time upon Dr. Tuck’s material breach of the terms of the Letter Agreement and failure to cure such breach within five days after written notice from the Company. In the event of termination of the Letter Agreement, Dr. Tuck will be entitled to payment for services performed and expenses paid or incurred prior to the effective date of termination that have not previously been paid. The Letter Agreement also contains other customary terms and conditions relating to his advisory service.
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

(15)	Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For each of the years ended December 31, 2019 and 2018, the Company made matching contributions of $0.2 million respectively.

(16)	Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2019 and 2018:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$1,767	$2,094	$2,856	$3,287
Loss from operations	(5,558)	(6,141)	(5,323)	(7,334)
Net loss	(9,884)	(7,213)	(6,436)	(8,609)
Net loss per common share (basic and diluted)	$(0.30)	$(0.22)	$(0.19)	$(0.26)
Weighted average common shares (basic and diluted)	33,150,869	33,154,566	33,202,871	33,209,217

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$2,468	$2,358	$2,847	$2,755
Loss from operations	(9,908)	(7,860)	(6,417)	(5,148)
Net loss	(10,747)	(8,664)	(7,223)	(5,941)
Net loss per common share (basic and diluted)	$(0.33)	$(0.26)	$(0.22)	$(0.18)
Weighted average common shares (basic and diluted)	33,053,702	33,135,391	33,161,592	33,121,666

(17)	Subsequent Events
(a) ImmuNext Agreement
On January 6, 2020, the Company entered into an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1a/1b clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of (a) four years after January 6, 2020 and (b) 90 days after database lock for the first Phase 1a/1b trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
A joint steering committee composed of representatives from each of the parties will manage the non-clinical and clinical development of the VISTA Compounds and Products during the Option Period, including, but not limited to, the approval of the plan for the Phase 1a/1b trial.
During the Option Period, the Company will conduct the Phase 1a/1b trial and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1a/1b trial. During the Option Period, the Company is obligated to assign to ImmuNext all right, title and interest in and to, inventions made by the Company alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement during the Option Period and any patent rights covering those inventions. Effective as of the option exercise date (if any), ImmuNext is obligated to assign to the Company (i) all such inventions that were made solely by the Company and any patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by the Company and ImmuNext and patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period, except for any of those inventions that relates to compounds as to which ImmuNext has retained exclusive rights.
In consideration of the grant of the option, the Company has agreed to make an upfront payment to ImmuNext of $1.3 million.
If the Company elects to exercise the option, the Company has agreed to pay to ImmuNext an option exercise fee of $20.0 million.
If the Company elects to exercise the option, ImmuNext will be eligible to receive up to $4.6 million in potential development milestones, up to $84.3 million in potential regulatory approval milestones, and up to $125.0 million in potential sales milestone payments from the Company. In addition, ImmuNext is eligible to receive tiered royalties on annual net sales on a product-by-product and country-by-country basis, at percentage rates ranging from high single digits to low double digits, subject to specified adjustments.
The royalty payment obligations under the ImmuNext Agreement with respect to a product in a country will expire on the later of (i) expiration of the last-to-expire valid claim of the ImmuNext patents or jointly owned patents covering the manufacture, use or sale of such product in such country, (ii) the expiration of all regulatory exclusivity for such product in such country, and (iii) 10 years from the first commercial sale of such product in such country.
In partial consideration for drug substance, technical advice, and maintenance of ImmuNext’s existing IND and access to ImmuNext’s technology, the Company has agreed to make semi-annual maintenance fee payments of $0.4 million to ImmuNext during the Option Period. In addition, the Company has agreed to reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
In addition, the Company has agreed to pay ImmuNext a low double-digit percentage of sublicense revenue received by the Company or its Affiliates.
Unless earlier terminated, will expire upon either: (a) expiration of the Option Period if the Company has not exercised the option; or (b) expiration of all royalty payment obligations for any and all products. Upon expiration (but not on earlier termination) of the ImmuNext Agreement after exercise of the option, the license granted by ImmuNext to the Company shall automatically become fully paid-up, royalty-free, irrevocable and perpetual.
(b) Aspire Capital Fund, LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million with Aspire Capital Fund, LLC (“Aspire Capital”).
Under the terms of the Agreement, Aspire Capital has made an initial investment of $3.0 million via purchase of 2,693,965 common shares of the Company. In addition, Aspire Capital has committed to purchasing up to an additional $27.0 million in shares of the Company's common stock at the Company’s request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. There are no warrants, derivatives, or other share classes associated with this Agreement. The Company will control the timing and amount of the further sale of its common stock to Aspire Capital.
The Company plans to use the proceeds for any sales made pursuant to the Agreement for general corporate purposes, including research and development, clinical trial activity and working capital. There are no restrictions on future financings and there are no financial covenants, participation rights, rights of first refusal, or penalties in the Agreement. The Company has the right to terminate the Agreement at any time without any additional cost or penalty.
As consideration for Aspire Capital’s obligation under the Agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. The Company also entered into a Registration Rights Agreement with Aspire Capital in connection with its entry into the Agreement.
(c) Termination of 2015 Sales Agreement with Cowen
The Company terminated its sales agreement with Cowen and the “at-the-market” equity offering program in March 2020, and the program is no longer available for use by the Company.
(d) JonesTrading Institutional Services LLC
On March 4, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading to sell from time to time up to $30.0 million of the Company’s common stock, par value $0.01 per share (the “Shares”), through an “at the market offering” program (the “Offering”) under which JonesTrading will act as sales agent.
In accordance with the terms of the Sales Agreement, upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, JonesTrading may sell the Shares by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through the Nasdaq Global Market, on any other existing trading market for the Common Stock or to or through a market maker. In addition, with the Company’s prior written approval, JonesTrading may also sell the Shares in privately negotiated transactions.
JonesTrading will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell on the Company’s behalf all of the shares requested to be sold by the Company.
The Company has no obligation to sell any of the Shares under the Sales Agreement. Either the Company or JonesTrading may at any time suspend solicitations and offers under the Sales Agreement upon notice to the other party.
The aggregate compensation payable to JonesTrading shall be equal to 3% of the gross proceeds from sales of the Shares sold by JonesTrading pursuant to the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of JonesTrading in connection with the offering up to a maximum of $30.0 thousand.
The Sales Agreement contains customary representations and warranties, covenants of each party, and conditions to the sale of any Shares by JonesTrading thereunder. Additionally, each party has agreed in the Sales Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the Sales Agreement.
The Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all of the Shares through JonesTrading on the terms and conditions set forth therein, or (ii) termination of the Sales Agreement as permitted therein. JonesTrading may terminate the Sales Agreement at any time in specified circumstances, including: in connection with the occurrence of a material adverse change with respect to the Company that, in JonesTrading’s reasonable judgment, may materially impair its ability to sell the Shares; due to the Company’s inability, refusal or failure to perform specified conditions of the Sales Agreement, subject, in certain circumstances, to the Company’s right to cure within a period of 30 days; if any other condition to JonesTrading’s obligations is not fulfilled; or any suspension of trading in the Shares or in securities generally on the Nasdaq Global Market shall have occurred. The Company and JonesTrading each has the right to terminate the Sales Agreement in its sole discretion at any time upon five days’ notice.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2020 annual meeting of stockholders under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2020 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2020 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2020 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2020 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2020 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-Q	8/9/2019	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrants' Securities	Link				X
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated September 11, 2019 between Curis, Inc. and William E. Steinkrauss	Link	10-Q	11/5/2019	10.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
#10.3	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2
#10.4	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.5	Curis 2000 Stock Incentive Plan	Link	S-4/A (333-32446)	5/31/2000	10.71
#10.6	Curis 2000 Director Stock Option Plan	Link	S-4/A (333-32446)	5/31/2000	10.72
#10.7	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.2
#10.8	Form of Non-statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.3
#10.9	Form of Non-statutory Stock Option Agreement for awards granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	Link	10-Q	10/26/2004	10.4
#10.10	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.11	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.12	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.13	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.14	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.15	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.16	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.17	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.18	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
#10.19	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.20	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.21	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.22	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.23	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.24	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.25	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.26	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/30/2019	99.1
#10.27	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31
	Material contracts—Leases
10.28	Lease, dated September 16, 2010, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	8-K	9/21/2010	10.1
10.29	Second Amendment to Lease, dated November 1, 2017, by and between Curis, Inc. and the Trustees of Lexington Office Realty Trust relating to the premises at 4 Maguire Road, Lexington, Massachusetts	Link	10-Q	11/7/2017	10.2
10.30	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
	Material contracts—Financing Agreements
10.31	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
10.32	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
†10.33	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link	10-K	3/13/2013	10.33
††10.34	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.40
10.35	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.41
10.36	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.42
10.37	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/26/2019	10.43
	Material contracts—License and Collaboration Agreements
†10.38	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q	8/6/2015	10.1
†10.39	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.32
†10.40	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.2
††10.41	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link				X
††10.42	Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc.	Link				X
	Material contracts—Miscellaneous
10.43	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.34
10.44	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.3
10.45	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.35
10.46	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.4
10.47	Common Stock Purchase Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund, LLC	Link	8-K	2/27/2020	10.1

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.48	Registration Rights Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund. LLC	Link	8-K	2/27/2020	4.1
10.49	Sales Agreement, dated March 4, 2020, by and between Curis, Inc. and JonesTrading Institutional Services LLC	Link	8-K	3/6/2020	1.1
Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link	10-K	3/8/2018	14
Additional Exhibits
21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#    Indicates management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ JAMES DENTZER
James Dentzer President and Chief Executive Officer
Date: March 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2020
James Dentzer
/s/ WILLIAM STEINKRAUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2020
William Steinkrauss
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 19, 2020
Martyn D. Greenacre
/s/ KENNETH I. KAITIN	Director	March 19, 2020
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	March 19, 2020
Lori A. Kunkel
/s/ MARC RUBIN	Director	March 19, 2020
Marc Rubin