Form 10-Q
period 2020-03-31
CURIS INC
filed 2020-05-12
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30347

CURIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

128 Spring Street, Building C - Suite 500, Lexington, Massachusetts 02421
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
As of May 8, 2020, there were 36,582,309 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$12,532	$15,430
Restricted cash	153	153
Investments	6	5,113
Accounts receivable	2,507	3,244
Prepaid expenses and other current assets	1,311	1,063
Total current assets	16,509	25,003
Property and equipment, net	396	154
Restricted cash	816	816
Operating lease right-of-use asset	—	149
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$26,706	$35,107
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,267	$4,465
Accrued liabilities	1,719	1,910
Operating lease liability	—	166
Total current liabilities	5,986	6,541
Liability related to the sale of future royalties, net	60,989	62,477
Total liabilities	66,975	69,018
Stockholders’ Deficit:
Common stock, $0.01 par value—101,250,000 shares authorized; 36,582,309 shares issued and outstanding at March 31, 2020; 33,241,793 shares issued and outstanding at December 31, 2019	366	332
Additional paid-in capital	986,055	982,738
Accumulated deficit	(1,026,690)	(1,016,981)
Total stockholders’ deficit	(40,269)	(33,911)
Total liabilities and stockholders’ deficit	$26,706	$35,107
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues, net:
Royalties	$2,515	$2,137
Other revenue	211	—
Contra revenue, net	(17)	(370)
Total revenues, net	2,709	1,767
Costs and expenses:
Cost of royalties	125	108
Research and development	7,473	4,074
General and administrative	3,593	3,143
Total costs and expenses	11,191	7,325
Loss from operations	(8,482)	(5,558)
Other expense:
Loss on debt extinguishment	—	(3,495)
Interest income	50	108
Imputed interest expense related to the sale of future royalties	(1,298)	(131)
Interest expense, debt	—	(791)
Other income (expense), net	21	(17)
Total other expense	(1,227)	(4,326)
Net loss	$(9,709)	$(9,884)
Net loss per common share (basic and diluted)	$(0.28)	$(0.30)
Weighted average common shares (basic and diluted)	34,453,189	33,150,869
Net loss	$(9,709)	$(9,884)
Other comprehensive income:
Unrealized gain on marketable securities	—	—
Comprehensive loss	$(9,709)	$(9,884)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$(33,911)
Recognition of stock based compensation	—	—	625	—	625
Issuance of shares in connection with Aspire Capital agreement	3,340,516	34	2,692	—	2,726
Net loss	—	—	—	(9,709)	(9,709)
March 31, 2020	36,582,309	$366	$986,055	$(1,026,690)	$(40,269)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$(984,840)	$(4,496)
Recognition of stock based compensation	—	—	651	—	651
Cancellation of restricted stock awards	(8,473)	—	—	—	—
Net loss	—	—	—	(9,884)	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$(994,724)	$(13,729)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,709)	$(9,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	35
Non-cash lease expense	149	240
Stock-based compensation expense	625	651
Amortization of debt issuance costs	—	8
Non-cash imputed interest expense related to the sale of future royalties	235	131
Non-cash interest expense on investments	25	4
Loss on extinguishment of debt	—	3,495
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	737	1,078
Prepaid expenses, and other assets	(248)	146
Accounts payable and accrued and other liabilities	(689)	(2,895)
Operating lease liability	(166)	(247)
Total adjustments	693	2,651
Net cash used in operating activities	(9,016)	(7,233)
Cash flows from investing activities:
Sales and maturities of investments	5,082	600
Purchase of property and equipment	(241)	—
Net cash provided by investing activities	4,841	600
Cash flows from financing activities:
Proceeds from common stock purchase agreement with Aspire Capital	3,000	—
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	—	65,000
Payment of issuance costs on royalty interest purchase agreement	—	(250)
Payment of liability of future royalties, net of imputed interest	(1,723)	—
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	—	(37,162)
Payments on Curis Royalty’s debt	—	(1,825)
Net cash provided by financing activities	1,277	25,763
Net decrease in cash and cash equivalents and restricted cash	(2,898)	19,130
Cash and cash equivalents and restricted cash, beginning of period	16,399	23,789
Cash and cash equivalents and restricted cash, end of period	$13,501	$42,919
Supplemental cash flow data:
Accrued issuance costs	$274	$334
Property and equipment purchases in accounts payable	26	—
Cash paid for interest	1,062	948
Non-cash commitment shares issued to Aspire Capital	900	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.	Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Throughout these Condensed Consolidated Financial Statements, Curis, Inc. and its wholly owned subsidiaries are collectively referred to as “the Company,” or “Curis.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are CA-4948, CI-8993, and fimepinostat:

•
CA-4948 which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response 88 (“MYD88”), alterations. The Company reported preliminary clinical data from the study in December 2019. The Company is starting a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes and anticipates the first patient enrolling in the second quarter of 2020.

•
CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway, which the Company plans to begin clinical testing in a Phase 1a/1b trial in the second half of 2020.

•
Fimepinostat, which is currently being explored in clinical studies in patients with MYC-altered diffuse large B-cell lymphoma (“DLBCL”) and solid tumors and has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the U.S. Food and Drug Administration, (”FDA”) in April 2015 and May 2018, respectively. The Company began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma (“HGBL”). The Company reported preliminary clinical data from this combination study in December 2019. In March 2020, the Company announced that although it observed no significant drug-drug interaction in its Phase 1 study of fimepinostat in combination with venetoclax, the Company did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. The Company is currently evaluating future studies for fimepinostat.

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
In January 2015, and as amended in September 2016 and February 2020, the Company entered into a collaboration, option and license agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited (Aurigene).
The collaboration with Aurigene is comprised of multiple programs, and the Company had the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate is nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally available small molecule antagonist of two immune checkpoints, VISTA and programmed death ligand-1 (PDL1), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (IRAK4) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (TIM3) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.

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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to continue as a going concern; the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s reliance on Aurigene to successfully preclinically develop drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (Curis Royalty) to satisfy the terms of the royalty interest purchase agreement (the Oberland Purchase Agreement) with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates: the Company’s ability to execute on its overall business strategies; and the Company’s ability to maintain its listing on the Nasdaq Global Stock Market.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and make under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to successfully develop preclinical programs under the Company’s collaboration with Aurigene, as well as the Company’s ability to further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred net losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had an accumulated deficit of approximately $1.0 billion, and for the three months ended March 31, 2020, the Company incurred a net loss of $9.7 million and used $9.0 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $12.5 million of existing cash, cash equivalents and investments at March 31, 2020 should enable the Company to maintain its planned operations into the third quarter of 2020. Based on the Company's available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance its future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to finance its operations through its common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, and its at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading or other potential equity financings, debt financings or other capital sources. However, the Company may not be successful in securing additional financing on acceptable terms, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of the Company’s common stock, and could adversely impact the Company’s ability to raise additional funds. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.
In addition, in light of the Company’s limited cash resources, it may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of its assets or proprietary technologies or the sale of the Company, but there can be no assurance that the Company would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to it, or at all.
COVID-19 Pandemic
In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the Unites States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020 and declared it a pandemic on March 11, 2020. In addition to those who have been directly affected, billions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce.
The Company has enrolled, and will seek to enroll, cancer patients in its clinical trials at sites located both in the United States and internationally, including in Germany. Many of the Company’s clinical trial sites have imposed restrictions on entry as a result of the COVID-19 pandemic, which may have a negative impact on the Company’s ability to conduct its clinical trials. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. For example, all of the Company’s clinical trial sites for its ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which could potentially prohibit clinical trial monitors and patients from entering the trial sites. The Company is actively working with its CRO partners to follow FDA guidelines on performing remote monitoring to the extent possible and to arrange for the shipment of medicine directly from the clinical trial site to patients who are enrolled in its trials, if required; however, there is no assurance such arrangements will be successful. As a result, further enrollment in the Company’s ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas may be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit the Company’s trial sites. In addition, the Company does not currently know the duration or to what degree medical facilities, including the Company’s clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of the Company’s ongoing clinical trial in CA-4948 may be delayed. In addition, the Company has not initiated enrollment for its planned Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study may also impose restrictions similar to those described above. As a result, initiation of enrollment in this trial has been slower than expected and the Company may not be able to enroll this trial on its planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, the Company has not initiated its planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above.
The Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply of product candidates and/or procuring items that are essential for its research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of the Company’s product candidates, or materials contained therein, may come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue the Company may receive from Genentech related to Erivedge®.
The Company is also experiencing delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. In addition, the Company has been unable to relocate to its new headquarters. The Company expects to relocate to its new location in the second quarter of 2020, however, this timeline may change to the extent restrictions as a result of the pandemic continue. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and the pandemic has the potential to adversely affect the Company’s business, financial condition, results of operations, and prospects.
CARES Act PPP Loan
On April 21, 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Payroll Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”). The PPP loan is being made through Silicon Valley Bank. The term of the PPP loan is 24-months. The interest rate on the PPP loan is 1%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts we owe, and/or filing suit and obtaining judgment against us.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that we will obtain forgiveness of the PPP loan in whole or in part.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”), on March 19, 2020.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2020; the results of operations for the three-month periods ended March 31, 2020 and 2019; stockholders' deficit for the three-month periods ended March 31, 2020 and 2019; and the cash flows for the three-month periods ended March 31, 2020 and 2019. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the carrying value of goodwill. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

(c)	Cash Equivalents, Restricted Cash, and Investments
The Company had cash and cash equivalents of $12.5 million and $15.4 million as of March 31, 2020 and December 31, 2019 respectively. Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $1.0 million of its cash as restricted cash, as of March 31, 2020 and December 31, 2019. This amount represents the security deposit delivered to the respective landlords of the Company's current and future Lexington, Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $13.5 million and $42.9 million as of March 31, 2020, and 2019 respectively, as presented on the Company's Consolidated Statements of Cash Flows.
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

(d)	Revenue Recognition
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
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 8, Research and Development Collaborations). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 7, Liability Related to the Sale of Future Royalties).
Contra Revenue, Net
Contra revenue, net represents shared costs, primarily related to intellectual property, with the Company's collaboration partners, and reserves for potential royalty reductions.
With respect to each of the foregoing areas of revenue recognition, the Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises its judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which it recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from its initial judgment, its revenue recognition with respect to such transactions would change accordingly and any such change could affect its reported financial results.
Summary
During the three months ended March 31, 2020 and 2019, total gross revenues were 92% and 100% respectively, from the Company’s collaboration with Genentech. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020.

(e)	Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform with the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.
A revision was made to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 to correctly reflect the prepayment fees associated with the termination of the credit agreement with HealthCare Royalty Partners, III, L.P. (“HealthCare Royalty”). This correction reduced the net cash used in operating activities and reduced the net cash provided by financing activities for the three months ended March 31, 2019 by $3.4 million, from the amounts previously reported. The revision to the Condensed Consolidated Statement of Cash Flows noted above represents an error that is not deemed to be material to the prior period Condensed Consolidated Financial Statements.

(f)	Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.

(g)	New Accounting Pronouncements
Issued, Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was originally effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted, however, in November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. In November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company is currently evaluating the effects of this standard and does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

3.	Fair Value of Financial Instruments
The Company has adopted the provisions of the FASB Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”) for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and the non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2020 and December 31, 2019 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2020 and 2019.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2020:
Cash equivalents:
Money market funds	$10,268	$—	$—	$10,268
Short-term investments:
Corporate commercial paper, bonds and notes	—	6	—	6
Total assets at fair value	$10,268	$6	$—	$10,274

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$10,684	$—	$—	$10,684
US government obligations	—	550	—	550
Commercial paper	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, bonds and notes	—	5,113	—	5,113
Total assets at fair value	$10,684	$6,053	$—	$16,737

4.	Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2020 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$6	$—	$—	$6
Total investments	$6	$—	$—	$6
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.3 years at March 31, 2020.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2019 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$5,113	$—	$—	$5,113
Total investments	$5,113	$—	$—	$5,113
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at December 31, 2019.
As of March 31, 2020, the Company did not have any debt securities in an unrealized loss position.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued compensation	$670	$1,413
Professional fees	245	289
Other	804	208
Total	$1,719	$1,910

6.	Leases and Commitments
The Company leases real estate, including laboratory and office space, and certain equipment. The lease for the current real estate property used for office, research and laboratory space located at 4 Maguire Road in Lexington, Massachusetts expired on February 29, 2020. The Company is exercising its contractual right to holdover on a month-to-month basis until its new facility is available for occupancy.
On December 5, 2019, Curis, Inc. entered into a new lease for its administrative, research and development requirements located at 128 Spring Street in Lexington, Massachusetts. In accordance with the accounting requirements under ASC 842, the lease obligation will not be recorded until its commencement date which is expected in the second quarter of 2020. The Company did record the security deposit provided to the landlord which was classified as restricted cash. The total cash obligation for the base rent over the seven year term of the lease agreement is approximately $8.3 million and the Company will begin paying rent on the commencement date.
Under the current guidance, as of March 31, 2020, the Company does not have any reportable leases, as the new office located at 128 Spring Street in Lexington, Massachusetts is being finalized and is pending a certificate of occupancy. The Company remains at its 4 Maguire Road location on a month-to-month basis until occupancy at the new location is permitted.
The Company’s remaining lease commitments for all leased facilities with an initial or remaining term of at least one year were as follows as of December 31, 2019.

Year Ending December 31,
2020	$168
Total minimum payments	$168

7.	Liability Related to the Sale of Future Royalties
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
Concurrently with the closing of the Oberland Purchase Agreement, Curis Royalty used a portion of the proceeds to terminate and repay its prior loan with HealthCare Royalty. In connection with such termination, Curis Royalty paid approximately $37.2 million to satisfy its remaining loan obligations to HealthCare Royalty, including approximately $33.8 million in principal balance on the loan and $3.4 million in accrued and unpaid interest and prepayment fees. Curis Royalty also used a portion of the proceeds to pay transaction costs of approximately $0.3 million, resulting in net proceeds of approximately $27.5 million.
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
As a result of its obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Condensed Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and recorded imputed interest expense at the estimated interest rate. Its estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability.
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

The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2020.

Carrying value of liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	15
Imputed interest expense recognized for the three months ended March 31, 2020	1,283
Less: payments to Oberland Capital, LLC	(2,786)
Carrying value of liability related to the sale of future royalties at March 31, 2020	$60,989
The following table shows the activity with respect to the liability related to the sale of future royalties from the inception of the Oberland Purchase Agreement through December 31, 2019

Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized issuance costs	(584)
Imputed interest expense recognized for the three months ended December 31, 2019	4,055
Less: payments to Oberland Capital, LLC	(5,994)
Carrying value of liability related to the sale of future royalties at December 31, 2019	$62,477

8.	Research and Development Collaborations

(a)	Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of March 31, 2020.
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
The Company has identified the that only contingent royalty revenue remains to be recognized in the future.
The Company recognized $2.5 million and $2.1 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2020 and 2019, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million, during both of the three months ended March 31, 2020 and 2019, respectively. Cost of royalty revenues comprises 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022, which the Company is obligated to pay to university licensors.
Genentech incurred immaterial expense during the three months ended March 31, 2020, and 2019, respectively. Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of ASC 606 are met.

The Company recorded a receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2020 and 2019, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.5 million and $3.2 million as of March 31, 2020 and 2019, respectively.
As previously discussed in Note 7, Liability Related to the Sale of Future Royalties a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.

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
In September 2016 the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance by the Company to Aurigene of 2,041,666 shares of its common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, for example in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program. The shares were issued pursuant to a stock purchase agreement with Aurigene dated September 7, 2016.
In February 2020 the Company and Aurigene further amended their collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer. In turn, Aurigene receives rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. The Company retains U.S., European Union, and rest of world rights to CA-170, and is entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10% subject to specified reductions.
As of March 31, 2020, the Company has exercised its option to license the following four programs under the collaboration:

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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company incurred immaterial expenses related to Aurigene for the three month periods ended March 31, 2020 and 2019, respectively.

(c)	ImmuNext
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
During the Option Period, the Company will conduct the Phase 1a/1b trial and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1a/1b trial. Additionally, the Company will assign to ImmuNext all right, title and interest in and to, inventions made by the Company alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement and any patent rights covering those inventions. If the option is exercised, ImmuNext will assign to the Company (i) all such inventions that were made solely by the Company and any patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by the Company and ImmuNext and patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period, except for any of those inventions that relates to certain compounds to which ImmuNext has retained exclusive rights.
In consideration of the grant of the option, the Company made an upfront payment to ImmuNext of $1.3 million which is included in research and development expense as the acquired intellectual property is not yet completed.
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
Unless earlier terminated, the ImmuNext Agreement will expire upon either: (a) expiration of the Option Period if the Company has not exercised the option; or (b) expiration of all royalty payment obligations for any and all products. Upon expiration (but not on earlier termination) of the ImmuNext Agreement after exercise of the option, the license granted by ImmuNext to the Company shall automatically become fully paid-up, royalty-free, irrevocable and perpetual.

9.	Common Stock

(a)	2015 Sales Agreement with Cowen and Company, LLC
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. Subject to the terms and conditions of the sales agreement, Cowen could sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen could also sell the common stock by any other method permitted by law, including in negotiated transactions. Pursuant to the terms of the agreement, the aggregate compensation payable to Cowen was 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The Company did not sell shares of common stock under this sales agreement during 2020.
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

(b)	2019 Charter Amendment
On May 23, 2019, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 67,500,000 shares to 101,250,000 shares.

(c)	Aspire Capital Fund LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million of the Company's common stock with Aspire Capital Fund, LLC (“Aspire Capital”).
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
The Company also entered into a Registration Rights Agreement with Aspire Capital in connection with its entry into the Agreement.

(d)	2020 Sales Agreement with JonesTrading Institutional Services LLC
On March 4, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading to sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which JonesTrading will act as sales agent. Subject to the terms and conditions of the Sales Agreement, JonesTrading could sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, JonesTrading may also sell the common stock by any other method permitted by law, including in privately negotiated transactions.

Pursuant to the terms of the Sales Agreement, the aggregate compensation payable to JonesTrading was 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the Sales Agreement. Each party agreed in the Sales Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the Sales Agreement.
The Company did not sell any shares of common stock under this Sales Agreement during the quarter ended March 31, 2020.

10.	Stock Plans and Stock Based Compensation
As of March 31, 2020, the Company had two shareholder-approved, share-based compensation plans: (i)  the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Company's board of directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”), adopted by the Board of Directors in March 2018 and approved by shareholders in May 2018. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019 the Company's shareholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 10,890,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights, will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2020 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of March 31, 2020, 1,395,833 shares remained available for grant under the 2010 Plan.
During the three months ended March 31, 2020, the Company’s board of directors granted options to purchase a total of 2,538,150 shares of the Company’s common stock to the officers and employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 878,150 shares were granted to non-officer employees and vest as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Additionally, the Company’s board of directors authorized a grant of options to purchase 1,520,000 shares of the Company’s common stock to its officers in March 2020. Such stock options have an exercise price equal to $1.26 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period.
During the first quarter of 2020, the Company’s board of directors granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the date of grant. These options were granted at an exercise price of $1.26 per share, which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. There were no additional non-employee grants made in the current quarter.
Nonstatutory Inducement Grants
For certain new employees the Company issues options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Each option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option in each subsequent quarter, based upon continued employment over a four year period. During the three months ended March 31, 2020, the Company’s board of directors granted options to purchase 140,000 shares of common stock as inducement equity awards. These options were granted at a weighted average exercise price of $1.85 which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.

Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the three months ended March 31, 2020 and 2019 based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2020	2019
Expected term (years) – employees and officers	5.5	5.5
Expected term (years) – directors	5.5	5.5
Risk free interest rate	0.9-1.7%	2.5-2.6%
Expected Volatility	80%	76%
Expected Dividends	None	None
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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Unvested, December 31, 2019	6,158,026	$3.43	8.33
Granted	3,258,150	1.29
Exercised	—	—
Canceled	(55,749)	7.52
Outstanding, March 31, 2020	9,360,427	$2.66	8.64	$—
Exercisable at March 31, 2020	2,966,332	$5.04	7.40	$—
Vested and unvested expected to vest at March 31, 2020	8,030,728	$2.86	8.53	$—
The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2020 and 2019 were $0.76 for each period. As of March 31, 2020, there was approximately $4.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.85 years. There were no options exercised during the three months ended March 31, 2020 and 2019.

The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	30,937	$3.45
Awarded	—	—
Vested	(10,313)	3.45
Forfeited	—	—
Unvested, March 31, 2020	20,624	$3.45
As of March 31, 2020, there were 20,624 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of March 31, 2020, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 1.81 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two year enrollment period, as defined. The Company has four six month purchase periods per each two year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six month purchase periods per year with no defined enrollment period. As of March 31, 2020, no shares were issued under the ESPP. As of March 31, 2020, there were 1,677,934 shares available for future purchase under the ESPP.
ESPP compensation expense for the three months ended March 31, 2020 and 2019 was not material.
Total Stock Based Compensation Expense
For the three months ended March 31, 2020 and 2019, the Company recorded stock based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$170	$176
General and administrative expenses	455	475
Total stock based compensation expense	$625	$651

11.	Accumulated Other Comprehensive Income (Loss)
The Company had an immaterial balance of accumulated other comprehensive income as of March 31, 2020 and December 31, 2019.
The Company had an immaterial balance of accumulated other comprehensive income as of March 31, 2019 and December 31, 2018.

12.	Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2020 and 2019, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 9,360,427 and 5,270,080 as of March 31, 2020 and 2019, respectively.

13.	Related Party Transactions

(a)	Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October, 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company paid Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, the Company extended the research and development period of the program until April 2020, as permitted under the terms of the agreement.
Under the terms of the agreement, Epi-Cure will have primary responsibility for conducting research and development activities and Curis will be responsible for funding up to $0.5 million of the research and development program costs and expenses during the initial research and development period. After the end of the research and development period, Curis has sixty days to elect to exercise its option to license the program compounds. If the Company makes this election it will make a $2.0 million license fee payment and will be responsible for the development and commercialization of products that may result from the collaboration. Curis will also make cash payments to Epi-Cure subject to successful achievement of certain patent, development, regulatory, and commercial milestones, up to $63.0 million and will also pay Epi-Cure mid-single digit royalties on net product sales if product candidates derived from this collaboration are successfully developed.
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
For the three months ended March 31, 2020, Curis paid and expensed $0.2 million of fees related to this agreement.

(b)	Agreement with David Tuck, M.D.
On May 24, 2018, the Company announced that David Tuck, M.D., Chief Medical Officer, provided notice of his intention to retire from the Company, effective as of August 31, 2018. Dr. Tuck subsequently determined to retire on August 3, 2018. The Company and Dr. Tuck entered into a letter agreement on August 1, 2018 pursuant to which Dr. Tuck agreed to provide the Company with specified advisory services commencing on August 4, 2018 and extending until May 3, 2019. The Company paid him a monthly retainer of $35.0 thousand during the Advisory Period and (ii) reimbursed him for any pre-approved reasonable, documented out-of-pocket expenses relating to his advisory services.

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

Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•
CA-4948, which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2019. We are starting a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes and anticipate the first patient enrolling in the second quarter of 2020.

•
CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway, which we plan to begin clinical testing in a Phase 1a/1b trial in the second half of 2020.

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
In January 2015, we entered into a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of March 31, 2020, we have licensed four programs under the Aurigene collaboration.

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
As of March 31, 2020, we believe our $12.5 million of existing cash, cash equivalents and investments should enable us to maintain our planned operations into the third quarter of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding our ability to continue as a going concern. We expect to finance our operations through our common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, and our at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading or other potential equity financings, debt financings or other capital sources. However, we may not be successful in securing additional financing on acceptable terms, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
Impact of COVID-19.
In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the Unites States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020 and declared it a pandemic on March 11, 2020. In addition to those who have been directly affected, billions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce.
We have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which may have a negative impact on our ability to conduct our clinical trials. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which could potentially prohibit clinical trial monitors and patients from entering the trial sites. We are actively working with our CRO partners, to follow FDA guidelines on performing remote monitoring to the extent possible and to arrange for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required, however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas may be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and timeline of our ongoing clinical trial in CA-4948 may be delayed. In addition, we have not initiated enrollment for our planned Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study may also impose restrictions similar to those described above. As a result, initiation of enrollment in this trial has been slower than expected and we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, we have not initiated our planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge.
We are also experiencing delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. In addition, we have been unable to relocate to our new headquarters. We expect to relocate to our new premises in the second quarter of 2020, however, this timeline may change to the extent restrictions as a result of the pandemic continue. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 8, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Items 8 and 10 of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission, or SEC on March 19, 2020.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of March 31, 2020. For the quarter ended March 31, 2020 we incurred a loss of $9.7 million and used $9.0 million of cash in operations. We expect that our cash, cash equivalents and short term investments as of March 31, 2020 should enable us to maintain our planned operations into the third quarter of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. See “Funding Requirements” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
Key Drivers
We believe that near term key drivers to our success will include:

•	our ability to successfully plan, finance and complete current and planned clinical trials for CA-4948, CI-8993, and fimepinostat as well as for such clinical trials to generate favorable data;

•
our ability to raise the substantial additional financing required to fund our operations through our common stock purchase agreement with Aspire Capital and our at-the-market sales agreement with JonesTrading or other potential financing.

In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize additional drug candidates.
Financial Operations Overview

General.    Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity” and “Liquidity and Capital Resources - Funding Requirements” below.

Liability Related to the Sale of Future Royalties. In connection with the termination and repayment in full of our prior loan with HealthCare Royalty Partners, III, L.P., or HealthCare Royalty, we and Curis Royalty entered into the Oberland Purchase Agreement. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables, is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described in Note 7, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•
our ability to successfully enroll our current and future clinical trials and our ability to initiate future clinical trials, which may be negatively impacted by the COVID-19 pandemic and responsive measures relating thereto;

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
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
We set forth our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020.
Results of Operations
Three Months Ended March 31, 2020 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2020	2019
	(in thousands)
Revenues, net:	$2,709	$1,767	53%
Costs and expenses:
Cost of royalty revenues	125	108	16%
Research and development	7,473	4,074	83%
General and administrative	3,593	3,143	14%
Other expense, net	1,227	4,326	(72)%
Net loss	$(9,709)	$(9,884)	(2)%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2020	2019
	(in thousands)
Revenues, net:
Royalties	$2,515	$2,137	18%
Other revenue	211	—	N/A
Contra revenue, net	(17)	(370)	(95)%
Total revenues, net	$2,709	$1,767	53%
Total revenues increased to $2.7 million for the three months ended March 31, 2020 as compared to $1.8 million for the same period in 2019, primarily related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2020 as compared to the prior year period. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020.
Cost of Royalty Revenues. Cost of royalty revenues increased by 16% for the three months ended March 31, 2020 as compared to the same period in 2019. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2020	2019
	(in thousands)
Direct research and development expenses	$5,283	$2,180	>100%
Employee related expenses	1,747	1,602	9%
Facilities, depreciation and other expenses	443	292	52%
Total research and development expenses	$7,473	$4,074	83%

Research and development expenses were $7.5 million for the three months ended March 31, 2020 as compared to $4.1 million in the same period in 2019, an increase of approximately $3.4 million, or 83%. Direct research and development expenses increased by $3.1 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to $1.4 million of in-license expenses incurred from our option and license agreement with ImmuNext, and increased costs related to clinical activities including consulting, outside lab expenses, and Contract Research Organization, or CRO, services. Employee related expenses increased by approximately $0.1 million primarily related to higher personnel costs and stock based compensation expense.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2020	2019
	(in thousands)
Personnel	$1,116	$1,035	8%
Occupancy and depreciation	123	302	(59)%
Legal services	1,182	574	>100%
Professional and consulting services	388	453	(14)%
Insurance costs	106	104	2%
Stock based compensation	455	475	(4)%
Other general and administrative expenses	223	200	12%
Total general and administrative expenses	$3,593	$3,143	14%
General and administrative expenses were $3.6 million for the three months ended March 31, 2020, as compared to $3.1 million in the same period in 2019, an increase of $0.5 million, or 14%. The increase in general administrative expense was driven primarily by higher legal services during the period.
Other Expense. Other expense decreased by $3.1 million, or 72% for the three months ended March 31, 2020 as compared to the same period in 2019. Net other expense for the first quarter 2020 primarily consisted of imputed interest expense related to future royalty payments, whereas in 2019 the expense related to loss on extinguishment of debt.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights. See “Funding Requirements” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
Common Stock Purchase Agreement
In February 2020 we entered into a common stock purchase agreement for the sale of up to $30.0 million of our common stock with Aspire Capital Fund, LLC, or Aspire Capital. Under the terms of the agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In addition, Aspire Capital committed to purchase up to an additional $27.0 million in shares of our common stock, at our request from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. As consideration for Aspire Capital’s obligation under the agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the common stock purchase agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
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
On March 4, 2020, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at-the-market equity offering” program under which JonesTrading will act as sales agent. Subject to the terms and conditions of the sales agreement, JonesTrading may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. In addition, with our written approval, JonesTrading may also sell the common stock in private negotiated transactions. We are not obligated to sell any of the common stock under this sales agreement. Either JonesTrading or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The aggregate compensation payable to JonesTrading shall be equal to 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the sales agreement. In addition, we agreed to reimburse a portion of the expenses of JonesTrading in connection with the offering up to a maximum of $30.0 thousand. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, filed with the SEC on May 3, 2018. We have also filed with the SEC a prospectus supplement, dated March 6, 2020, related to the sales agreement with JonesTrading, and offerings of our common stock will only be made available by means of the prospectus supplement. We did not sell shares of common stock under this sales agreement during the three months ended March 31, 2020. As of March 31, 2020, we have not sold any shares of common stock pursuant to this sales agreement.
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
Payments to HealthCare Royalty for 2019 totaled $39.9 million, of which $35.6 million was applied to the principal, and the remainder satisfying interest obligations. On March 22, 2019, we terminated, and repaid all amounts outstanding under the loan with HealthCare Royalty.
Royalty Interest Purchase Agreement
On March 22, 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement with entities managed by Oberland Capital Management, LLC, or the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 7, Liability Related to the Sale of Future Royalties.

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
At March 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $12.5 million, excluding our restricted investments of $1.0 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
CARES Act PPP Loan
On April 21, 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, which we refer to as the PPP Loan, under the Payroll Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan is being made through Silicon Valley Bank, or SVB. The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%, which shall be deferred for the first six months of the term of the loan; however, interest will still accrue during this deferral period. We will begin making monthly principal and interest payments on November 21, 2020. We may prepay the PPP Loan at any time without payment of penalty or premium. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts we owe, and/or filing suit and obtaining judgment against us.
Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP loan may be forgiven in part or in full if the PPP Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 22, 2020, employee and compensation levels are maintained, and at least 75% of the PPP Loan proceeds have been used for covered payroll costs. Any forgiveness of the Loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. We will remain responsible for amounts due under the promissory note that are not forgiven, together with interest accrued and unpaid thereon at the rate set forth above. Interest payable on the Loan may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Loan. There is no assurance that any interest payable on the Note will be forgiven in whole or in part.
The CARES Act also includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $9.0 million during the three months ended March 31, 2020 was primarily the result of our net loss for the period of $9.7 million, offset by non-cash charges consisting of stock based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest, totaling $1.1 million. Operating lease liability decreased by $0.2 million. Accounts payable and accrued and other liabilities increased $0.7 million, and accounts receivable decreased $0.7 million related to a decrease in Erivedge royalties. Prepaid expenses and other assets decreased $0.2 million.

Net cash used in operating activities of $7.2 million during the three months ended March 31, 2019 was primarily the result of our net loss for the period of $9.9 million, offset by non-cash charges consisting of the loss on extinguishment of debt, stock based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $4.6 million. Operating lease liability increased $0.2 million as a result of the new lease accounting standard. Accounts payable and accrued and other liabilities increased $2.9 million, and accounts receivable decreased $1.1 million related to a decrease in Erivedge royalties, and prepaid expenses and other assets increased $0.1 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $4.8 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $1.3 million for the three months ended March 31, 2020, as a result of the proceeds from the issuance of shares to Aspire Capital offset by the payment of our liability under the Oberland Purchase Agreement.
Financing activities provided cash of $25.8 million for the three months ended March 31, 2019. We extinguished our loan to HealthCare Royalty and made payments totaling $39.0 million, which was offset by $65.0 million in proceeds from the sale of future royalties under the Oberland Purchase Agreement less $0.3 million in issuance costs.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2020, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CA-4948, CI-8993, and fimepinostat, and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q and anticipate that our $12.5 million of existing cash, cash equivalents and investments as of March 31, 2020, should enable us to maintain our planned operations into the third quarter of 2020. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Factors that may affect our planned future capital requirements and accelerate our need for additional working capital, and that would have a negative impact on our financial condition and our ability to pursue our business strategies, include the following:

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

•	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent related costs, including litigation costs and technology license fees;

•	unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets;

•	impacts resulting from the COVID-19 pandemic and responsive actions relating thereto; and

•	our ability to continue as a going concern.
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
New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our Condensed Consolidated Financial Statements, see Note 2g, New Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1A.	RISK FACTORS
You should carefully consider the following risk factors, in addition to other information included in this Form 10-Q and in other documents we file with the SEC, in evaluating Curis and our business. If any of the scenarios described in the following risk factors occurs, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
As of March 31, 2020, we had $12.5 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this Quarterly Report on Form 10-Q contains, and future reports may contain, statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948, CI-8993 and fimepinostat as well as development candidates we have and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we had the option to exclusively license compounds once a development candidate is nominated within each respective program. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $12.5 million as of March 31, 2020, should enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
In February 2020 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. To date, we have received gross proceeds of $3.0 million from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. These limits and restrictions include among others, limits on the number of shares we can sell to Aspire Capital on any one trading day and specified Nasdaq limitations. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the remaining $27.0 million of common stock contemplated under the purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Common Stock Purchase Agreement” for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the full remaining $27.0 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.
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
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:
•unanticipated costs in our research and development programs;
•the timing and cost of obtaining regulatory approvals for our drug candidates and maintaining compliance with regulatory requirements;

•the timing and amounts of potential option payments under the ImmuNext Agreement, for patent rights and technology used in our drug development programs;
•payments due to licensors, including Aurigene and ImmuNext if we exercise our option under the ImmuNext Agreement, for patent rights and technology used in our drug development programs;
•the costs of commercialization activities for any of our drug candidates that receive marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;
•unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees;
•unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets;
•impacts resulting from the COVID-19 pandemic and responsive actions relating thereto; and
•our ability to continue as a going concern.
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $9.7 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $1.0 billion. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.
We anticipate that our expenses will increase substantially if and as we:
•continue to develop and conduct clinical trials with respect to drug candidates;
•seek to identify and develop additional drug candidates;
•acquire or in-license other drug candidates or technologies;
•seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;
•establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any;
•require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization;
•maintain, expand, and protect our intellectual property portfolio;
•hire and retain additional personnel, such as clinical, quality control and scientific personnel; and
•add equipment and physical infrastructure as may be required to support our research and development programs.
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues comprises licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. Sales of Erivedge may be adversely impacted by decreases in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic. In addition, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to TPC Investments I LP and TPC Investments II LP, or the Purchasers, pursuant to the royalty interest purchase agreement we and Curis Royalty entered into with the Purchasers and Lind SA LLC, or Agent, on March 22, 2019, or the Oberland Purchase Agreement.
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
We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus pandemic, COVID-19, which may delay our ability to complete our ongoing clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020 and declared it a pandemic on March 11, 2020. In addition to those who have been directly affected, billions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. While we expect the outbreak to have an adverse effect on our business, financial conditions and results of operations, we are unable to predict the extent or nature of the future progression of the outbreak or its effects on our business and operations at this time.
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which may have a negative impact on our ability to conduct our clinical trials. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which could potentially prohibit clinical trial monitors and patients from entering the trial sites. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas may be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of our ongoing clinical trial in CA-4948 may be delayed. In addition, we have not initiated enrollment for our planned Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study may also impose restrictions similar to those described above. As a result, initiation of enrollment in this trial has been slower than expected and we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, we have not initiated our planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above. In the event that clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the recent COVID-19, or any potential future, outbreak would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

We are also experiencing delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. In addition, we have been unable to relocate to our new headquarters.
Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.
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
The obligations of Curis Royalty under the Oberland Purchase Agreement may be accelerated upon the occurrence of an event of default under the security agreement (subject to certain cure periods), which events of default include:
•any royalty and royalty related payments to be remitted into a certain Curis Royalty designated account controlled by the Agent pursuant to a control agreement, referred to as the royalty account, into which all royalty and royalty related payments must be paid by Curis or Curis Royalty are not so remitted in accordance with the Oberland Purchase Agreement;
•any representation or warranty made by Curis or Curis Royalty in the Oberland Purchase Agreement or any other transaction document proves to be incorrect or misleading in any material respect when made;
•a default by Curis or Curis Royalty in the performance of affirmative and negative covenants set forth in the Oberland Purchase Agreement or any other transaction document;
•a default by Curis in the performance or observance of its indemnity obligations under the Oberland Purchase Agreement;

•the failure by Genentech to pay material amounts owed under the Genentech collaboration agreement because of an actual breach or default by Curis under the Genentech collaboration agreement;
•the failure of the security agreement to create a valid and perfected first priority security interest in any of the collateral;
•a material breach or default by Curis under our agreement with Curis Royalty pursuant to which we transferred our rights to the royalty revenues under the Genentech collaboration agreement to Curis Royalty;
•the voluntary or involuntary commencement of bankruptcy proceedings by either Curis or Curis Royalty and other insolvency related events;
•any materially adverse effect on the binding nature of any of the Oberland Purchase Agreement, Security Agreement, Pledge Agreement or other transaction documents, the Genentech collaboration agreement or our agreement with Curis Royalty;
•any person shall be designated as an independent director of Curis Royalty other than in accordance with Curis Royalty’s limited liability company operating agreement; or
•Curis shall at any time cease to own, of record and beneficially, 100% of the equity interests in Curis Royalty.
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
Sales of sonidegib (Odomzo) were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech has reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, which would adversely affect the resulting revenue we may receive from Genentech. In addition, we may experience a decrease in sales of Erivedge as a result of potential decreases in new prescriptions if patient medical visits decline due to the COVID-19 pandemic. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results.
Fluctuations in our quarterly and annual operating results could adversely affect the price of our common stock.
Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:
•payments we may be required to make to collaborators such as Aurigene and ImmuNext to exercise license rights and satisfy milestones and royalty obligations;
•the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CA-4948, CI-8993, and fimepinostat as well as funding programs that we have licensed or may in the future license and develop under our collaborations with Aurigene and ImmuNext;
•fluctuations in sales of Erivedge and related royalty and milestone payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceuticals or from a decrease in new prescriptions of Erivedge as a result of a decline in patient medical visits due to the COVID-19 pandemic; costs and expenses relating to the impact of the COVID-19 pandemic on our development programs, ongoing clinical trial activities and operations;
•any intellectual property infringement lawsuit or other litigation in which we may become involved;
•the implementation of restructuring and cost-savings strategies;
•the occurrence of an event of default under the Oberland Purchase Agreement;
•the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third-parties, and non-recurring revenue or expenses under any such agreement; and
•compliance with regulatory requirements.
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
The success of our drug candidates will depend on many factors, including the following:
•successful enrollment in, and completion of, ongoing and future clinical trials of CA-4948 and CI-8993 and other compounds that we may develop under our collaboration and license agreements with Aurigene and ImmuNext;

•our ability to fund our business operations, including our ongoing and future clinical trials;
•Aurigene’s ability to successfully discover and preclinically develop other drug candidates under the collaboration agreement;
•a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•receipt of requisite marketing approvals from applicable regulatory authorities;
•the extent of any required post marketing approval commitments to applicable regulatory authorities;
•establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•establishment of arrangements with third-party manufacturers to obtain finished drug products that is appropriately packaged for sale;
•adequate ongoing availability of raw materials and drug products for clinical development and any commercial sales;
•obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•protection of the rights in our intellectual property portfolio;
•successful launch of commercial sales following any marketing approval;
•a continued acceptable safety profile following any marketing approval;
•commercial acceptance by patients, the medical community and third-party payors; and
•our ability to compete with other therapies.
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
Our drug candidates, including CA-4948, CI-8993, fimepinostat, and CA-170, are novel chemical and biologic entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our drug candidates do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our clinical studies. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference and based on this data, we decided no further patients will be enrolled in this study. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
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
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate a favorable pharmacodynamic and pharmacokinetic profile, efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events or undesirable side effects that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity or intolerability caused by our drug candidates, or we may mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any collaborators, and impair our ability to generate revenues from drug sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we or they contemplate, if we, or they, are unable to successfully complete clinical trials of our drug candidates or other testing, or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our drug candidates, we, or any future collaborators, may:
•incur additional unplanned costs;
•be delayed in obtaining marketing approval for our drug candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•be subject to additional post marketing testing or other requirements; or
•be required to remove the drug from the market after obtaining marketing approval.
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
We, or any collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our current drug candidates or any future drug candidates that we, or any collaborators, may develop, including:
•regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our drug candidates may produce unfavorable or inconclusive results, including with respect to the safety, tolerability, efficacy, or pharmacodynamic and pharmacokinetic profile of the drug candidate;
•we, or any collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon drug development programs;
•the number of patients required for clinical trials of our drug candidates may be larger than we, or any collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;
•our estimates of the patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;
•the cost of planned clinical trials of our drug candidates may be greater than we anticipate;
•our third-party contractors or those of any collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;
•patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
•we, or any collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate such as an unfavorable pharmacodynamic or pharmacokinetic profile;
•regulators or institutional review boards may require that we, or any collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
•the FDA or comparable foreign regulatory authorities may disagree with our, or any collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;
•the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval; and
•constraints on our, or any collaborators’, ability to conduct or complete clinical trials for our drug candidates due to the COVID-19 pandemic, including slowdowns in patient enrollment, restrictions on patient monitoring at hospital clinical trial sites, closures of third party facilities, and other disruptions to clinical trial activities.

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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:
•the impact of the COVID-19 pandemic;
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the availability of approved therapeutics for the relevant disease;
•the proximity of patients to clinical sites;
•the eligibility criteria and design for the trial;
•efforts to facilitate timely enrollment;
•competing clinical trials; and
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.
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
We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, or Biologics Licensing Applications, or BLAs, that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs or BLAs for any of our drug candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA, BLA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs or BLAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.
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
Clinical trials of any drug candidates we may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a drug candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of the drug or seize the drug;
•we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any future collaborators, could be sued and held liable for harm caused to patients;
•the drug may become less competitive; and
•our reputation may suffer.
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
Efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of the drug;
•the potential advantages of the drug compared to competitive therapies;
•the prevalence and severity of any side effects;
•whether the drug is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•our ability, or the ability of any future collaborators, to offer the drug for sale at competitive prices;
•the drug’s convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try, and of physicians to prescribe, the drug and patient adherence to the drug’s dosing regimen once prescribed;
•limitations or warnings, including distribution or use restrictions, contained in the drug’s approved labeling;
•the strength of sales, marketing and distribution support;
•changes in the standard of care for the targeted indications for the drug; and
•availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.
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
We may seek to independently market and sell drugs that are not already subject to agreements with other parties. If we undertake to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:
•we may not be able to attract and build a significant and skilled marketing staff or sales force;
•the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular drug; and
•our direct sales and marketing efforts may not be successful.
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
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including, Nimbus Discovery, Inc./Genentech, TG Therapeutics, Inc./Ligand Pharmaceuticals, Incorporated, Noxopharm Ltd., and Kymera Therapeutics Inc. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target which we are not aware of any other active clinical-stage programs. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm, Inc. (patidegib), and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
•decreased demand for our drug candidates or drugs that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend resulting litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the reduced ability or inability to commercialize any drugs that we may develop.
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
Erivedge is FDA-approved for people with advanced BCC in the U.S. Erivedge is also approved in over 60 foreign countries. Genentech and/or Roche have filed regulatory submissions seeking approval to commercialize Erivedge for this same indication. Our levels of revenue in each period and our near-term prospects substantially depend upon Genentech’s ability to successfully continue to commercialize Erivedge for patients with advanced BCC and to demonstrate its superiority over existing therapies and standards of care. The further development and commercialization of Erivedge could be unsuccessful if:
•Erivedge becomes no longer accepted as safe, efficacious, cost-effective and preferable for the treatment of advanced BCC to current therapies in the medical community and by third-party payors;
•Genentech and/or Roche fail to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling Erivedge for advanced BCC, and to regulatory approvals for this indication outside of the U.S.;
•Genentech and/or Roche do not continue to develop and implement effective marketing, sales and distribution strategies and operations for development and commercialization of Erivedge for advanced BCC;
•Genentech and/or Roche do not continue to develop, validate and maintain a commercially viable manufacturing process for Erivedge that is compliant with current good manufacturing practices;
•Genentech and/or Roche do not successfully obtain third-party reimbursement and generate commercial demand that results in sales of Erivedge for advanced BCC in any geographic areas where requisite approvals have been, or may be, obtained;
•we, Genentech, or Roche encounter third-party patent interference, derivation, inter partes review, post grant review, reexamination or patent infringement claims with respect to Erivedge;
•Genentech and/or Roche do not comply with regulatory and legal requirements applicable to the sale of Erivedge for advanced BCC;
•competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib, which is being marketed and sold by Sun Pharmaceutical, both in the U.S. and abroad for the treatment of adults with locally advanced BCC;
•new safety risks are identified;

•Erivedge does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than advanced BCC;
•Genentech and/or Roche determine to reprioritize Genentech’s commercial or development programs and reduce or terminate Genentech’s efforts on the development or commercialization of Erivedge; or
•Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge.
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
Pursuant to our collaboration with Genentech, we have granted to Genentech exclusive rights to develop and commercialize drugs based upon our Hedgehog signaling pathway technologies. Collaborations involving our drug candidates, including our collaborations with Aurigene, Genentech and ImmuNext, pose the following risks to us:
•Our collaborators each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. If a collaborator fails to allocate sufficient time, attention and resources to our collaboration, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected. For example, we are dependent on ImmuNext to conduct certain non-clinical research activities to support our expected Phase 1 clinical trial of CI-8993.
•Our collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drug candidates that are the subject of our respective collaborations. For example, Genentech and Roche are involved in the commercialization of many cancer medicines and are seeking to develop several other cancer drug therapies, and Aurigene has other active cancer-focused discovery programs and has also entered into license agreements with other companies that focus on cancer therapies.
•Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs.
•Our collaborators may enter into one or more transactions with third-parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change of control. Any such transaction could divert the attention of our collaborative partner’s management and adversely affect its ability to retain and motivate key personnel who are important to the continued development of the programs under such collaboration. In addition, an acquirer could determine to reprioritize our collaborator’s development programs such that our collaborator ceases to diligently pursue the development of our programs, and/or terminates our collaboration.
•Our collaborators may, under specified circumstances, terminate their collaborations with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.
•Our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights, or expose us to potential liability.
•Disputes may arise between collaborators and us regarding ownership of or other rights in the intellectual property generated in the course of the collaborations.
•If any of our collaborators were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate or program could be delayed, curtailed or terminated.
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
Moreover, if we fail to establish and maintain additional collaborations related to our drug candidates:
•the development of certain of our current or future drug candidates may be terminated or delayed;
•our cash expenditures related to development of certain of our current or future drug candidates would increase significantly and we may need to seek additional financing;
•we may be required to hire additional employees or otherwise develop additional expertise, such as clinical, regulatory, sales and marketing expertise, for which we have not budgeted;
•we will have to bear all of the risk related to the development of any such drug candidates; and
•our future prospects may be adversely affected and our stock price could decline.
We rely in part on third-parties to conduct clinical trials of our internally-developed drug candidates, and if such third-parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we will not be able to successfully develop and commercialize drug candidates and grow our business.
We rely heavily on third-parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials, and expect to continue to do so for the foreseeable future. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These third parties may be impacted by the COVID-19 pandemic or government measures taken in response to the pandemic in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials. Furthermore, these third-parties may also have relationships with other entities, some of which may be our competitors. These third-parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the established clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as “good clinical practices,” and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials. These requirements assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third-parties does not relieve us of these responsibilities and requirements. If any of our third-party contractors do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third-party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.

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
To the extent that we or any collaborators seek to enter into manufacturing arrangements with third-parties, we and such collaborators will depend upon these third-parties to perform their obligations in a timely and effective manner and in accordance with government regulations. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms. Contract manufacturers may breach their manufacturing agreements because of factors beyond our and our collaborators’ control, including as a result of the COVID-19 pandemic or government measures taken in response to the pandemic, or may terminate or fail to renew a manufacturing agreement based on their own business priorities, becoming costly and/or inconvenient for us and our collaborators. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:
•manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;
•the failure of third-party contractors to comply with applicable regulatory requirements;
•the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•the possible misappropriation of our proprietary information, including our trade secrets and know-how.
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
•we, and any collaborators, may not be able to initiate or continue certain preclinical and/or clinical trials of our drug candidates under development;
•we, and any collaborators, may be delayed in submitting applications for regulatory approvals for our drug candidates; and
•we, and any collaborators, may not be able to meet commercial demand for any approved drug products.
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
We may seek to expand our operations, including through internal growth and/or the acquisition of businesses and technologies that we believe are a strategic complement to our business model. We may not be able to identify suitable acquisition candidates or expansion strategies and successfully complete such acquisitions or successfully execute any such other expansion strategies. We may never realize the anticipated benefits of any efforts to expand our business. Furthermore, the expansion of our business, either through internal growth or through acquisitions, poses significant risks to our existing operations, financial condition and operating results, including:
•a diversion of management attention from our existing operations;
•increased operating complexity of our business, requiring greater personnel and resources;

•significant additional cash expenditures to expand our operations and acquire and integrate new businesses and technologies;
•unanticipated expenses and potential delays related to integration of the operations, technology and other resources of any acquired companies;
•uncertainty related to the value, benefits or legitimacy of intellectual property or technologies acquired;
•retaining and assimilating key personnel and the potential impairment of relationships with our employees;
•incurrence of debt, other liabilities and contingent liabilities, including potentially unknown contingent liabilities; and
•dilutive stock issuances.
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
The long-term success of our business depends in significant part on our ability to:
•obtain patents to protect our technologies and discoveries;
•protect trade secrets from disclosure to competitors;
•operate without infringing upon the proprietary rights of others; and
•prevent others from infringing on our proprietary rights.
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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third-parties and are reliant on our licensors. For example, while under our collaboration with ImmuNext, we have the right to review and comment on patent filing, prosecution, maintenance and other patent matters, we do not control the patent process until we have exercised our option to obtain an exclusive license. If we do not control the filing, prosecution of certain patent rights, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
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
Situations that may give rise to patent litigation or other disputes over the use of our intellectual property include:
•initiation of litigation or other proceedings against third-parties to enforce our patent rights, to seek to invalidate the patents held by third-parties or to obtain a judgment that our drug candidates do not infringe such third-parties’ patents;
•participation in interference and/or derivation proceedings to determine the priority of invention if our competitors file U.S. patent applications that claim technology also claimed by us;
•initiation of opposition, reexamination, post grant review or inter partes review proceedings by third-parties that seek to limit or eliminate the scope of our patent protection;
•initiation of litigation by third-parties claiming that our processes or drug candidates or the intended use of our drug candidates infringes their patent or other intellectual property rights; and
•initiation of litigation by us or third-parties seeking to enforce contract rights relating to intellectual property that may be important to our business.
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

In addition, we collaborate with Aurigene, an Indian company, in the development of new therapeutic compounds. Some or all of the intellectual property arising from this collaboration may be developed by Aurigene’s employees, consultants, and third-party contractors, and we have exercised our option right under the collaboration agreement to obtain exclusive licenses to Aurigene’s rights in this intellectual property. Accordingly, our rights depend in part on Aurigene’s contracts with its employees and contractors and Aurigene’s ability to protect its trade secrets and other confidential information in India, both before and after we exercise our option to obtain exclusive license rights on a program-by-program basis. Enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we or Aurigene might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation.
If we are unable to keep our trade secrets confidential, our technology and proprietary information may be used by competitors.
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third-party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreements with Genentech, Aurigene and ImmuNext require each collaborator to enter into such agreements with its employees, consultants, and other third-party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our drug candidates in the U.S. or in other countries until we, or they, receive approval of an NDA or a BLA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our drug candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA or a BLA.
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
In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such drugs, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a drug;
•restrictions on drug distribution or use;
•requirements to conduct post marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the drugs from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of drugs;
•restrictions on coverage by third-party payors;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of drugs;
•drug seizure; or

•injunctions or the imposition of civil or criminal penalties.
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
Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current Administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review the decision of the Court of Appeals on an expedited basis. On March 3, 2020, that court did agree to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the COVID-19 pandemic has significantly impacted the global economy, increased economic uncertainty, caused volatility and disruptions in financial markets, and could lead to a global recession. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining global economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
On April 13, 2020, we received a deficiency letter from Listing Qualifications Department, or the Staff of the Nasdaq Stock Market, or Nasdaq notifying us that our Market Value of Listed Securities, or MVLS, had closed for the last 30 consecutive business days below the minimum $50.0 million requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement. The Staff also noted in its letter that we are not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50.0 million each for the most recently completed fiscal year or for two of the three most recently completed fiscal years.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days from our receipt of the deficiency letter to regain compliance with the Minimum MVLS Requirement, or the MVLS Compliance Period. The expiration of the MVLS Compliance Period is October 12, 2020, or the MVLS Compliance Expiration Date. In order to regain compliance, our MVLS must close at $50.0 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period. In its letter, the Staff advised us that if at any time during the MVLS Compliance Period our MVLS closes at $50.0 million or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed. In the event we fail to regain compliance prior to the MVLS Compliance Expiration Date, we will receive written notification that our securities are subject to delisting from the Nasdaq Global Market, or a Delisting Notice. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. We expect that our stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.
In addition, on April 24, 2020, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq has determined to toll the compliance period for the bid price requirement through June 30, 2020. The compliance period is scheduled to resume on July 1, 2020 and we will have 180 calendar days, or until December 28, 2020, or the Compliance Date, to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).
Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that, we will be able to regain compliance with respect to the current deficiencies or that we will be able to maintain or regain compliance with the Nasdaq continued listing requirements in the future. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $18.75 and a low price of $0.60 per share for the period January 1, 2015 through April 28, 2020. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:
•the timing and result of clinical trials of our drug candidates;
•the success of, and announcements regarding, existing and new technologies and/or drug candidates by us or our competitors;
•regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•market conditions in the biotechnology and pharmaceutical sectors;
•rumors relating to us or our collaborators or competitors;
•commencement or termination of collaborations for our development programs;
•litigation or public concern about the safety of our drug candidates;
•actual or anticipated variations in our quarterly operating results and any subsequent restatement of such results;
•the amount and timing of any royalty revenue we receive from Genentech related to Erivedge;
•actual or anticipated changes to our research and development plans;
•deviations in our operating results from the estimates of securities analysts;
•entering into new collaboration agreements or termination of existing collaboration agreements;
•adverse results or delays in clinical trials being conducted by us or any collaborators;
•any intellectual property disputes or other lawsuits involving us;
•third-party sales of large blocks of our common stock;
•sales of our common stock by our executive officers, directors or significant stockholders;
•equity sales by us of our common stock to fund our operations;
•the loss of any of our key scientific or management personnel;
•FDA or international regulatory actions;
•limited trading volume in our common stock;
•general economic and market conditions, including adverse changes in the domestic and international financial markets, and the impacts of the COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
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
•our or our collaborators’ preclinical studies and clinical trials may not advance or be completed in the time frames we or they announce or expect;
•we or our collaborators may not make regulatory submissions, receive regulatory approvals or commercialize approved drugs as predicted; and
•we or our collaborators may not be able to adhere to our or their current schedule for the achievement of key milestones under any programs.
If we or any collaborators fail to achieve research, development and commercialization goals as planned, our business could be materially adversely affected and the price of our common stock could decline.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some such changes being out of our control, may have resulted or could in the future result in an ownership change. If such an ownership change occurred or occurs in the future, utilization of a portion of our net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operation losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the TCJA, as amended by CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.
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
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.
Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.
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
As of March 31, 2020, Aurigene beneficially owned approximately 14.9% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
In February 2020 we entered into a common stock purchase agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. To date, we have received gross proceeds of $3.0 million of our common stock from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement and $27.0 million remains available for sale under the purchase agreement. In addition, as consideration for Aspire Capital’s obligation under the purchase agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee in connection with entering in the agreement. Pursuant to the terms of the purchase agreement, we have registered for sale the shares we have already issued to Aspire Capital and the additional shares that we may in the future sell to Aspire Capital pursuant to our universal shelf registration statement on Form S-3. We also entered into a registration rights agreement with Aspire Capital in connection with entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
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
In March 2020, we entered into a sales agreement with JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. In addition, with our prior written approval, JonesTrading may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. To date, we have not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the sales agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period.
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
Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our stockholders. As of March 31, 2020, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 15.5% of our outstanding common stock including approximately 14.9% of our outstanding common stock owned by, Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
•the composition of our board of directors;
•the adoption of amendments to our certificate of incorporation and bylaws;
•the approval of mergers or sales of substantially all of our assets;
•our capital structure and financing; and
•the approval of contracts between us and these stockholders or their affiliates, which could involve conflicts of interest.
This concentration of ownership could harm the market price of our common stock by:
•delaying, deferring or preventing a change in control of our company and making some transactions more difficult or impossible without the support of these stockholders, even if such transactions are beneficial to other stockholders;
•impeding a merger, consolidation, takeover or other business combination involving our company; or
•entrenching our management or the board of directors.
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
We currently have no drug revenues, and depend entirely on funds raised through other sources. One source of such funding is future debt and/or equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price, which may be affected by numerous factors including without limitation capital market conditions, which have been and could continue to be impacted by the COVID-19 pandemic evaluation of our stock by securities analysts, numerous factors including without limitation development programs, and the overall status of our business, finances and operations.
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
10.1
Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2020)

10.2
Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2020)

10.3
Common Stock Purchase Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2020)

10.4
Registration Rights Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2020)

10.5
Sales Agreement, dated March 4, 2020, by and between Curis, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020)

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

CURIS, INC.

Dated:	May 12, 2020	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)