Form 10-Q
period 2020-06-30
CURIS INC
filed 2020-08-04
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2020, there were 53,867,875 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,621	$15,430
Restricted cash, short-term	153	153
Investments	1	5,113
Accounts receivable	2,486	3,244
Prepaid expenses and other current assets	1,003	1,063
Total current assets	27,264	25,003
Property and equipment, net	737	154
Restricted cash, long-term	816	816
Operating lease right-of-use asset	7,149	149
Goodwill	8,982	8,982
Other assets	2	3
Total assets	$44,950	$35,107
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,957	$4,465
Accrued liabilities	2,097	1,910
Current portion of operating lease liability	1,852	166
Current portion long-term debt	445	—
Total current liabilities	9,351	6,541
Long-term operating lease liability	5,345	—
Liability related to the sale of future royalties, net	60,189	62,477
Long-term debt	445	—
Total liabilities	75,330	69,018
Stockholders’ deficit:
Common stock, $0.01 par value—151,875,000 shares authorized; 50,639,048 shares issued and outstanding at June 30, 2020; 101,250,000 shares authorized 33,241,793 shares issued and outstanding at December 31, 2019	506	332
Additional paid-in capital	1,002,512	982,738
Accumulated deficit	(1,033,398)	(1,016,981)
Total stockholders’ deficit	(30,380)	(33,911)
Total liabilities and stockholders’ deficit	$44,950	$35,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net:
Royalties	$2,446	$2,142	$4,961	$4,279
Other revenue	—	—	211	—
Contra revenue, net	(86)	(48)	(104)	(418)
Total revenues, net	2,360	2,094	5,068	3,861
Costs and expenses:
Cost of royalties	122	89	247	197
Research and development	5,282	5,620	12,754	9,694
General and administrative	2,386	2,526	5,980	5,669
Total costs and expenses	7,790	8,235	18,981	15,560
Loss from operations	(5,430)	(6,141)	(13,913)	(11,699)
Other expense:
Loss on debt extinguishment	—	—	—	(3,495)
Interest income	5	235	55	343
Imputed interest expense related to the sale of future royalties	(1,284)	(1,287)	(2,581)	(1,417)
Interest expense, debt	—	—	—	(791)
Other income (expense), net	1	(20)	22	(38)
Total other expense	(1,278)	(1,072)	(2,504)	(5,398)
Net loss	$(6,708)	$(7,213)	$(16,417)	$(17,097)
Net loss per common share (basic and diluted)	$(0.17)	$(0.22)	$(0.44)	$(0.52)
Weighted average common shares (basic and diluted)	39,517,045	33,154,566	36,985,117	33,158,222
Net loss and comprehensive loss	$(6,708)	$(7,213)	$(16,417)	$(17,097)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$(33,911)
Recognition of stock based compensation	—	—	625	—	625
Issuance of shares in connection with Aspire Capital agreement, net of issuance costs	3,340,516	34	2,692	—	2,726
Net loss	—	—	—	(9,709)	(9,709)
March 31, 2020	36,582,309	$366	$986,055	$(1,026,690)	$(40,269)
Issuance of stock under registered direct offering, net of issuance costs	14,000,000	140	15,825	—	15,965
Recognition of stock based compensation	—	—	585	—	585
Issuance of stock under Employee Stock Purchase Plan	41,583	—	29	—	29
Exercise of stock options	15,156	—	18	—	18
Net loss	—	—	—	(6,708)	(6,708)
June 30, 2020	50,639,048	$506	$1,002,512	$(1,033,398)	$(30,380)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$(984,840)	$(4,496)
Recognition of stock based compensation	—	—	651	—	651
Cancellation of restricted stock awards	(8,473)	—	—	—	—
Net loss	—	—	—	(9,884)	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$(994,724)	$(13,729)
Recognition of stock based compensation	—	—	631	—	631
Issuance of common stock under Employee Stock Purchase Plan	52,091	—	42	—	42
Net Loss	—	—	—	(7,213)	(7,213)
June 30, 2019	33,202,871	$332	$981,336	$(1,001,937)	$(20,269)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,417)	$(17,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	67
Non-cash lease expense	31	(14)
Stock-based compensation expense	1,210	1,282
Amortization of debt issuance costs	—	8
Non-cash imputed interest expense related to the sale of future royalties	10	239
Non-cash interest expense (income) on investments	30	(48)
Loss on extinguishment of debt	—	3,495
Loss on disposal of fixed assets	—	7
Changes in operating assets and liabilities:
Accounts receivable	758	730
Prepaid expenses and other assets	60	8
Accounts payable and accrued and other liabilities	107	(2,579)
Total adjustments	2,270	3,195
Net cash used in operating activities	(14,147)	(13,902)
Cash flows from investing activities:
Purchase of investments	—	(8,017)
Sales and maturities of investments	5,082	600
Purchase of property and equipment	(499)	(41)
Net cash provided by (used in) investing activities	4,583	(7,458)
Cash flows from financing activities:
Proceeds from PPP Loan	890	—
Proceeds from common stock purchase agreement with Aspire Capital, net of issuance costs	2,726	—
Proceeds of direct placement	17,500	—
Payment of issuance costs on direct placement	(1,111)	—
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	—	65,000
Payment of issuance costs on royalty interest purchase agreement	—	(584)
Proceeds from issuance of common stock under the Company's share-based compensation plan	47	42
Payment of liability of future royalties, net of imputed interest	(2,297)	(528)
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	—	(37,162)
Payments on Curis Royalty’s debt	—	(1,825)
Net cash provided by financing activities	17,755	24,943
Net decrease in cash and cash equivalents and restricted cash	8,191	3,583
Cash and cash equivalents and restricted cash, beginning of period	16,399	23,789
Cash and cash equivalents and restricted cash, end of period	$24,590	$27,372
Supplemental cash flow data:
Accrued issuance costs	$424	$—
Property and equipment purchases in accounts payable	147	—
Cash paid for interest	2,324	1,417
Non-cash commitment shares issued to Aspire Capital	900	—
Right-of-use assets obtained in exchange for lease liabilities	7,260	1,046
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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are:

•CA-4948 which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response 88 (“MYD88”), alterations. The Company reported preliminary clinical data from the study in December 2019. The Company is also conducting a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes and announced in July 2020 that the first patient had been dosed. The Company is planning a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in non-Hodgkin lymphomas with planned enrollment commencing in the second half of 2020.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway. In June 2020, the Company announced the U.S. Food and Drug Administration (“FDA”) had cleared its Investigational New Drug (“IND”) application for CI-8993. The Company plans to begin clinical testing in a Phase 1a/1b trial in patients with solid tumors in the second half of 2020.
•Fimepinostat, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the FDA in April 2015 and May 2018, respectively. The Company began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma (“HGBL”). In March 2020, the Company announced that although it observed no significant drug-drug interaction in its Phase 1 study of fimepinostat in combination with venetoclax, the Company did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. The Company is currently evaluating future studies for fimepinostat.
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
The collaboration with Aurigene is comprised of multiple programs, and the Company had the option to exclusively license each program, including data, intellectual property and compounds associated therewith, once a development candidate was nominated within such program. In October 2015, the Company exercised options to license two programs under this collaboration. The first licensed program is in the immuno-oncology field and the Company has named CA-170, an orally available small molecule antagonist of two immune checkpoints, VISTA and programmed death ligand-1 (“PDL1”), as the development candidate from this program. The second licensed program is in the precision oncology field and the Company has named CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 (“IRAK4”) as the development candidate. In October 2016, the Company exercised its option to license a third program in the collaboration, and designated CA-327, a distinct orally available small molecule antagonist of two immune checkpoints PDL1 and T-cell immunoglobulin and mucin domain containing protein-3 (“TIM3”) as the development candidate from this program. In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to continue as a going concern; the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s relationship with Aurigene to support development of drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP, (the “Purchasers”), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, (the “Agent”), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates: the Company’s ability to execute on its overall business strategies; and the Company’s ability to maintain its listing on the Nasdaq Global Stock Market.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and make under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to support advancement of development candidates under the Company’s collaboration with Aurigene, as well as the Company’s ability to further develop programs under this collaboration; Roche and Genentech’s ability to successfully commercialize Erivedge; and positive results in Roche and Genentech’s ongoing clinical trials.
The Company has incurred net losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had an accumulated deficit of approximately $1.0 billion, and for the six months ended June 30, 2020, the Company incurred a net loss of $16.4 million and used $14.1 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $23.6 million of existing cash, cash equivalents and investments at June 30, 2020 should enable the Company to maintain its planned operations into the first half of 2021. Based on the Company's available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance its future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to finance its operations through its common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”), and its at-the-market sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”), or other potential equity financings, debt financings or other capital sources. However, the Company may not be successful in securing additional financing on acceptable terms, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of the Company’s common stock, and could adversely impact the Company’s ability to raise additional funds. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.
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
The Company has enrolled, and will seek to enroll, cancer patients in its clinical trials at sites located both in the United States and internationally, including in Germany. Many of the Company’s clinical trial sites have imposed restrictions on entry as a result of the COVID-19 pandemic, which has had and may continue to have a negative impact on the Company’s ability to conduct its clinical trials. The Company has had and may continue to face difficulties recruiting and retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to its clinical trial sites because of the outbreak. For example, all of the Company’s clinical trial sites for its ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which has, in some instances, prohibited and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. The Company is actively working with its clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and to arrange for the shipment of medicine directly from the clinical trial site to patients who are enrolled in its trials, if required; however, there is no assurance such arrangements will be successful. As a result, further enrollment in the Company’s ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit the Company’s trial sites or other necessary medical facilities. In addition, the Company does not currently know the duration or to what degree medical facilities, including the Company’s clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of this clinical trial may be delayed. In addition, in July 2020 the Company commenced enrollment for its Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, enrollment in this trial has been slower than expected and the Company may not be able to enroll this trial on its planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, the Company has not initiated its planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above.
The Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for its research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of the Company’s product candidates, or materials contained therein, may come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue the Company may receive from Genentech related to Erivedge®.
The Company is also experiencing delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business. The COVID-19 pandemic has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects.
CARES Act PPP Loan
On April 21, 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”). The PPP Loan was made by Silicon Valley Bank (“SVB”). The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts the Company owes, and/or filing suit and obtaining judgment against the Company.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
2.  Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”), on March 19, 2020.
In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2020; the results of operations for the three and six-month periods ended June 30, 2020 and 2019; stockholders' deficit for the three and six-month periods ended June 30, 2020 and 2019; and the cash flows for the six-month periods ended June 30, 2020 and 2019. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(b)Use of Estimates and Assumptions
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short- and long-term classification; the fair value of the Company’s debt; the collectability of receivables; the carrying value of property and equipment; and the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.
These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the carrying value of goodwill. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
(c) Cash Equivalents, Restricted Cash, and Investments
The Company had cash and cash equivalents of $23.6 million and $15.4 million as of June 30, 2020 and December 31, 2019 respectively. The Company had cash and cash equivalents of $27.2 million as of June 30, 2019. Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $1.0 million of its cash as restricted cash, as of June 30, 2020 and December 31, 2019. This amount represents the security deposit delivered to the respective landlords of the Company's former and current Lexington, Massachusetts headquarters. The Company classified $0.2 million of its cash as restricted cash, as of June 30, 2019. This amount represents the security deposit delivered to the landlord of the Company's former Lexington, Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $24.6 million and $27.4 million as of June 30, 2020, and 2019 respectively, as presented on the Company's Consolidated Statements of Cash Flows.

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
(d)Leases
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
(e)Revenue Recognition
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
Contingent Research Milestone Payments
Accounting Standards Codification (“ASC”) 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
If the consideration in a contract includes a variable amount, the Company will estimate the amount of consideration in exchange for transfer of promised goods or services. The consideration also can vary if the Company’s entitlement to the consideration is contingent on the occurrence or nonoccurrence of a future event. The Company considers contingent research milestone payments to fall under the scope of variable consideration, which should be estimated for revenue recognition purposes at the inception of the contract and reassessed ongoing at the end of each reporting period.
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
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 9, Research and Development Collaborations). However, a portion of Erivedge royalties will be paid to the Purchasers under the Oberland Purchase Agreement (see Note 8, Liability Related to the Sale of Future Royalties).
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
Summary
During the three and six months ended June 30, 2020 total gross revenues were 100% and 96%, respectively from the Company’s collaboration with Genentech. During the three and six months ended June 30, 2019, total gross revenues were 100% from the Company’s collaboration with Genentech. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020 and was recorded in other revenues.
(f)Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
(g)New Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 with no impact to its Condensed Consolidated Financial Statements.
Issued, Not Yet Adopted
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
In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2020 and December 31, 2019 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2020 and 2019.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2020:
Cash equivalents:
Money market funds	$21,776	$—	$—	$21,776
Short-term investments:
Corporate commercial paper, bonds and notes	—	1	—	1
Total assets at fair value	$21,776	$1	$—	$21,777

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$10,684	$—	$—	$10,684
US government obligations	—	550	—	550
Commercial paper	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, bonds and notes	—	5,113	—	5,113
Total assets at fair value	$10,684	$6,053	$—	$16,737
4.  Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2020 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$1	$—	$—	$1
Total investments	$1	$—	$—	$1
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at June 30, 2020.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2019 were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes – short-term	$5,113	$—	$—	$5,113
Total investments	$5,113	$—	$—	$5,113
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at December 31, 2019.
As of June 30, 2020, the Company did not have any debt securities in an unrealized loss position.

5.  Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued compensation	$1,179	$1,413
Professional fees	337	289
Accrued license fees	375	—
Other	206	208
Total	$2,097	$1,910
6.  Debt
In April, 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan under the Paycheck Protection Program, of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was made by Silicon Valley Bank. The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%, which shall be deferred for the first six months of the term of the loan. As of June 30, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.4 million and $0.4 million, respectively. As of December 31, 2019 the Company had no debt. See Note 1, Nature of Business, for more details regarding the PPP Loan.
7.  Leases and Commitments
The Company leases real estate, including laboratory and office space. The lease for the current real estate property used for office, research and laboratory space located at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement.
As of June 30, 2020, the Company had an operating lease liability of $7.2 million and related right-of-use asset of $7.1 million related to operating leases for real estate, including its corporate headquarters. As of June 30, 2020, the Company's lease had a remaining term of seven years. The weighted average remaining lease term and discount rate for the Company's operating leases was 6.8 years and 9.95% at June 30, 2020, respectively.

Lease costs for the Company's operating leases were $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Lease costs for the Company's operating leases were $0.7 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. No cash payments included in the measurement of operating lease liabilities were paid in the three months ended June 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities were $0.2 million and $0.5 million for each of the six months ended June 30, 2020 and 2019, respectively.
Maturity analysis of lease liabilities as of June 30, 2020 are as follows (in thousands):

Year
Remainder of the year ending December 31, 2020	$1,855
Year ending December 31, 2021	1,110
Year ending December 31, 2022	1,144
Year ending December 31, 2023	1,178
Year ending December 31, 2024	1,213
Thereafter	2,971
Total	$9,471
Less interest	2,274
Operating lease liability	$7,197
8.  Liability Related to the Sale of Future Royalties
On March 22, 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”) pursuant to which the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (the “Purchased Receivables”), at a price (the “Put/Call Price”), equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 8.3%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement.
The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2020.

Carrying value of liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	31
Imputed interest expense recognized for the six months ended June 30, 2020	2,551
Less: payments to Oberland Capital, LLC	(4,870)
Carrying value of liability related to the sale of future royalties at June 30, 2020	$60,189
The following table shows the activity with respect to the liability related to the sale of future royalties from the inception of the Oberland Purchase Agreement through December 31, 2019

Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized issuance costs	(584)
Imputed interest expense recognized for the year ended December 31, 2019	4,055
Less: payments to Oberland Capital, LLC	(5,994)
Carrying value of liability related to the sale of future royalties at December 31, 2019	$62,477
9.  Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2020.
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
The Company recognized $2.4 million and $2.1 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $5.0 million and $4.3 million in royalty revenue under the Genentech collaboration during the six months ended June 30, 2020 and 2019, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million and $0.2 million, during both of the three and six months ended June 30, 2020 and 2019, respectively. Cost of royalty revenues comprises 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022, which the Company is obligated to pay to university licensors.
Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of ASC 606 are met. Genentech incurred immaterial expense during the three and six months ended June 30, 2020, and 2019, respectively.
The Company recorded a receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2020 and 2019, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.5 million and $3.2 million as of June 30, 2020 and December 31, 2019, respectively.
As previously discussed in Note 8, Liability Related to the Sale of Future Royalties a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.

(b)Aurigene
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
As of June 30, 2020, the Company had exercised its option to license the following four programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.
2.PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of VISTA and PDL1.
3.PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.
4.In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.

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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company paid $0.2 million and an immaterial amount less than $0.1 million related to Aurigene for the three month periods ended June 30, 2020 and 2019, respectively.

(c)ImmuNext
On January 6, 2020, the Company entered into an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1a/1b clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of (a) four years after January 6, 2020 and (b) 90 days after database lock for the first Phase 1a/1b trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds (the “VISTA Compounds and Products”) in the field of oncology.
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
10.  Common Stock
(a)2020 Registered Direct Offering
In June 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 14,000,000 shares of the Company's common stock at a purchase price per share of $1.25, for aggregate gross proceeds of $17.5 million, before deducting fees of approximately $1.0 million paid to the placement agent and other estimated offering expenses of approximately $0.5 million paid by the Company. JonesTrading acted as the exclusive placement agent for the transaction, and the shares were offered by the Company pursuant to its universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective by the SEC on May 17, 2018 (File No. 333-224627), and a prospectus supplement thereunder.
(b)2020 Charter Amendment
On June 4, 2020, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 101,250,000 shares to 151,875,000 shares. The Company filed an amendment to its certificate of incorporation on June 4, 2020 to effect such an increase.
(c)2020 Sales Agreement with JonesTrading Institutional Services LLC
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
Pursuant to the terms of the Sales Agreement, the aggregate compensation payable to JonesTrading is 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the Sales Agreement. Each party agreed in the Sales

Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the Sales Agreement.
The Company did not sell any shares of common stock under this Sales Agreement during the three or six months ended June 30, 2020.
(d)Aspire Capital Fund LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million of the Company's common stock with Aspire Capital Fund.
Under the terms of the Agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In addition, Aspire Capital has committed to purchasing up to an additional $27.0 million in shares of the Company's common stock at the Company’s request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. As consideration for Aspire Capital’s obligation under the Agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee.
Under the terms of the Agreement, the Company has the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day. The extent to which the Company relies on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of its common stock and the extent to which it is able to secure working capital from other sources. Pursuant to the terms of the Agreement, the aggregate number of shares that the Company can sell to Aspire Capital under the Agreement may exceed 6,645,034 (the “Exchange Cap”) shares of its common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the purchase agreement), including the shares purchased by Aspire Capital and issued to Aspire Capital as consideration in connection with entering into the Agreement only if (i) stockholder approval is obtained to issue more, in which case the Exchange Cap would not apply, or (ii) stockholder approval is not obtained and at any time the Exchange Cap is reached and at all times thereafter the average price paid for all shares issued under the purchase agreement (including the shares issued as consideration to Aspire Capital in connection with entering into the agreement) is equal to or greater than $1.34, or the Minimum Price. In June 2020, the Company’s stockholders approved the issuance of up to $27.0 million in additional shares of common stock to Aspire Capital pursuant to the Agreement, resulting in the removal of the Exchange Cap.
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
(e)2019 Charter Amendment
On May 23, 2019, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 67,500,000 shares to 101,250,000 shares. The Company filed an amendment to its certificate of incorporation on May 23, 2019 to effect such increase.
(f)2015 Sales Agreement with Cowen and Company, LLC
On July 2, 2015, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen acted as sales agent. Subject to the terms and conditions of the sales agreement, Cowen could sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, Cowen could also sell the common stock by any other method permitted by law, including in negotiated transactions. Pursuant to the terms of the agreement, the aggregate compensation payable to Cowen was 3% of the gross sales price of the common stock sold by Cowen pursuant to the sales agreement. Each party agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The Company did not sell shares of common stock under this sales agreement during 2020.
As of December 31, 2019, the Company sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million.

In connection with entering in a new sales agreement with JonesTrading, the Company terminated its sales agreement with Cowen and the “at-the-market” equity offering program in March 2020, and the program with Cowen is no longer available for use by the Company.
11.  Stock Plans and Stock Based Compensation
As of June 30, 2020, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Company's board of directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”), adopted by the Board of Directors in March 2018 and approved by shareholders in May 2018. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019, the Company’s shareholders approved an amendment to the 2010 Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan, and on June 4, 2020 the Company's shareholders approved a second amendment to the 2010 Plan to reserve an additional 1,300,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 12,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each one share of stock subject to awards granted as options and stock appreciation rights, will cause one share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of June 30, 2020 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of June 30, 2020, 2,878,896 shares remained available for grant under the 2010 Plan.
During the six months ended June 30, 2020, the Company’s board of directors granted options to purchase a total of 2,648,150 shares of the Company’s common stock to the officers and employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Of these options, options to purchase 878,150 shares were granted to non-officer employees and vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
Additionally, the Company’s board of directors authorized a grant of options to purchase 1,520,000 shares of the Company’s common stock to its officers in March 2020. Such stock options have an exercise price equal to $1.26 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, and will vest and become exercisable as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period.
During the first quarter of 2020, the Company’s board of directors granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the date of grant. These options were granted at an exercise price of $1.26 per share, which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. There were no additional non-employee grants made in the three and six months ended June 30, 2020.
Nonstatutory Inducement Grants
For certain new employees the Company issues options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. Each option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option in each subsequent quarter, based upon continued employment over a four year period. During the six months ended June 30, 2020, the Company’s board of directors granted options to purchase 250,000 shares of common stock as inducement equity awards. These options were granted at a weighted average exercise price of $1.33 which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.

Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during the six months ended June 30, 2020 and 2019 based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2020	2019
Expected term (years) – employees and officers	5.5	5.5
Expected term (years) – directors	5.5	5.5
Risk free interest rate	0.4-1.7%	2.5-2.6%
Expected Volatility	81%	79%
Expected Dividends	None	None
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
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Unvested, December 31, 2019	6,158,026	$3.43	8.33
Granted	3,368,150	1.27
Exercised	(15,156)	1.17
Canceled	(348,812)	2.89
Outstanding, June 30, 2020	9,162,208	$2.66	8.47	$—
Exercisable at June 30, 2020	3,226,482	$4.78	7.27	$—
Vested and unvested expected to vest at June 30, 2020	8,051,410	$2.83	8.37	$—
The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2020 and 2019 were $0.75 and $0.79, respectively. As of June 30, 2020, there was approximately $3.9 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.61 years. The intrinsic value of employee stock options exercised during the six months ended June 30, 2020 was immaterial. There were no options exercised during the six months ended June 30, 2019.

The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	30,937	$3.45
Awarded	—	—
Vested	(10,313)	3.45
Forfeited	—	—
Unvested, June 30, 2020	20,624	$3.45
As of June 30, 2020, there were 20,624 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of June 30, 2020, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 1.56 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. As of June 30, 2020, 41,583 shares were issued under the ESPP. As of June 30, 2020, there were 1,636,351 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and six months ended June 30, 2020 and 2019 was not material.
Total Stock Based Compensation Expense
For the three and six months ended June 30, 2020 and 2019, the Company recorded stock based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$185	$123	$355	$299
General and administrative expenses	400	508	855	983
Total stock based compensation expense	$585	$631	$1,210	$1,282
12.  Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2020 and 2019, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 9,162,208 and 5,940,813 as of June 30, 2020 and 2019, respectively.

13.  Related Party Transactions
(a)Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
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
Under the terms of the agreement, Epi-Cure will have primary responsibility for conducting research and development activities and Curis was responsible for funding up to $0.5 million of the research and development program costs and expenses during the initial research and development period. After the end of the research and development period, which ended in April 2020, Curis had sixty days to elect to exercise its option to license the program compounds. In June 2020, the Company decided not to exercise its option to license the program compounds, and the agreement expired.
For the three months ended June 30, 2020, and 2019 Curis expensed less than $0.1 million and $0.1 million, respectively, of fees related to this agreement. For the six months ended June 30, 2020, and 2019 Curis expensed $0.2 million and $0.1 million, respectively, of fees related to this agreement.
(b)Agreement with David Tuck, M.D.
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
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, or Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•CA-4948, which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2019. We are also conducting a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes and announced in July 2020 that the first patient had been dosed. We are planning a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in non-Hodgkin lymphomas with planned enrollment commencing in the second half of 2020.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced the U.S. Food and Drug Administration, or FDA, had cleared our Investigational New Drug, or IND, application for CI-8993. We plan to begin clinical testing in a Phase 1a/1b trial in patients with solid tumors in the second half of 2020.

•Fimepinostat, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the FDA in April 2015 and May 2018, respectively. We began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
Our pipeline includes CA-170 for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
Our pipeline also includes CA-327, which is a pre-IND, stage oncology drug candidate.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which F. Hoffmann-La Roche Ltd, or Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway inhibitor. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, we entered into a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of June 30, 2020, we have licensed four programs under the Aurigene collaboration.

1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.
2.PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of VISTA and PDL1.
3.PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.
4.In March 2018, we exercised our option to license a fourth program, which is an immuno-oncology program.
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
As of June 30, 2020, we believe our $23.6 million of existing cash, cash equivalents and investments should enable us to maintain our planned operations into the first half of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding our ability to continue as a going concern. We expect to finance our operations through our common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, and potential future sales of common stock through our at-the-market sales agreement with JonesTrading Institutional Services LLC, or JonesTrading, or other potential equity financings, debt financings or other capital sources. However, we may not be successful in securing additional financing on acceptable terms, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
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
We have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally, including in Germany. Many of our clinical trial sites have imposed restrictions on entry as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have had and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which, have in some instances prohibited and could potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites, to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and to arrange for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required, however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, may be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites or other necessary medical facilities. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of this clinical trial may be delayed. In addition, in July 2020 we commenced enrollment for our planned Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, enrollment in this trial has been slower than expected and we may not be able to enroll this trial on its planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, we have not initiated our planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge.
We are also experiencing delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has had and may continue to have an adverse effect on our business, financial condition, results of operations, and prospects.

Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 9, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 10, Research and Development Collaborations, in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission, or SEC on March 19, 2020.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of June 30, 2020. For the six months ended June 30, 2020 we incurred a loss of $16.4 million and used $14.1 million of cash in operations. We expect that our cash, cash equivalents and short term investments as of June 30, 2020 should enable us to maintain our planned operations into the first half of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. See “Funding Requirements” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. See “--Liquidity and Capital Resources--Funding Requirements” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
Key Drivers
We believe that near term key drivers to our success will include:

•our ability to successfully plan, finance and complete current and planned clinical trials for CA-4948 and CI-8993 as well as for such clinical trials to generate favorable data;
•our ability to raise the substantial additional financing required to fund our operations through our common stock purchase agreement with Aspire Capital and potential future sales of common stock through our at-the-market sales agreement with JonesTrading or other potential financing.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize drug candidates.
Financial Operations Overview

General. Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “- Liquidity” and “- Liquidity and Capital Resources - Funding Requirements”.
Liability Related to the Sale of Future Royalties. In connection with the termination and repayment in full of our prior loan with HealthCare Royalty Partners, III, L.P., or HealthCare Royalty, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland

Purchase Agreement. For a discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”.
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables, is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described in Note 8, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Research and Development. Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of:

•salaries and related expenses for personnel, including stock based compensation expense;
•costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
•other outside service costs, including costs of contract manufacturing;
•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges;
•certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments; and
•payments that we are obligated to make to certain third party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.

We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway inhibitor collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of CA-4948 and CI-8993; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•our ability to successfully enroll our current and future clinical trials and our ability to initiate future clinical trials, which has been and may continue to be negatively impacted by the COVID-19 pandemic and responsive measures relating thereto;
•the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;
•the results of future preclinical studies and clinical trials;
•the cost and timing of regulatory approvals and maintaining compliance with regulatory requirements;
•the cost and timing of establishing sales, marketing and distribution capabilities;
•the cost of establishing clinical and commercial supplies of our drug candidates and any products that we may develop;
•the effect of competing technological and market developments; and
•the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
During the three months ended June 30, 2020, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020.
Results of Operations
Three and Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenues, net:	$2,360	$2,094	13%	$5,068	$3,861	31%
Costs and expenses:
Cost of royalty revenues	122	89	37%	247	197	25%
Research and development	5,282	5,620	(6)%	12,754	9,694	32%
General and administrative	2,386	2,526	(6)%	5,980	5,669	5%
Other expense, net	1,278	1,072	19%	2,504	5,398	(54)%
Net loss	$(6,708)	$(7,213)	(7)%	$(16,417)	$(17,097)	(4)%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenues, net:
Royalties	$2,446	$2,142	14%	$4,961	$4,279	16%
Other revenue	—	—	N/A	211	—	N/A
Contra revenue, net	(86)	(48)	79%	(104)	(418)	75%
Total revenues, net	$2,360	$2,094	13%	$5,068	$3,861	31%
Total revenues increased to $2.4 million for the three months ended June 30, 2020 as compared to $2.1 million for the same period in 2019, primarily related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended June 30, 2020 as compared to the prior year period.
Total revenues increased to $5.1 million for the six months ended June 30, 2020 as compared to $3.9 million for the same period in 2019, primarily related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the six months ended June 30, 2020 as compared to the prior year period. In addition to the revenues received from Genentech, we received a milestone payment from a previously out-licensed technology in the first quarter of 2020.
Cost of Royalty Revenues. Cost of royalty revenues increased by 37% for the three months ended June 30, 2020 as compared to the same period in 2019. Cost of royalty revenues increased by 25% for the six months ended June 30, 2020 as compared to the same period in 2019. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Direct research and development expenses	$3,336	$3,578	(7)%	$8,619	$5,759	50%
Employee related expenses	1,434	1,465	(2)%	3,180	3,067	4%
Facilities, depreciation and other expenses	512	577	(11)%	955	868	10%
Total research and development expenses	$5,282	$5,620	(6)%	$12,754	$9,694	32%

Research and development expenses were $5.3 million for the three months ended June 30, 2020 as compared to $5.6 million in the same period in 2019, a decrease of approximately $0.3 million, or 6%. Direct research and development expenses decreased by $0.2 million for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease in direct research and development expenses for the quarter is primarily attributable to reduced clinical trial costs related to CA-170 and fimepinostat.

Research and development expenses were $12.8 million for the six months ended June 30, 2020 as compared to $9.7 million in the same period in 2019, an increase of approximately $3.1 million, or 32%. Direct research and development expenses increased by $2.9 million, or 50%, for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to $1.6 million related to our option and license agreement with ImmuNext and increased clinical and manufacturing costs for CA-4948 and CI-8993.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Personnel	$992	$988	—%	$2,108	$2,023	4%
Legal services	233	389	(40)%	1,415	976	45%
Professional and consulting services	257	405	(37)%	645	858	(25)%
Insurance costs	114	106	8%	220	210	5%
Stock based compensation	400	508	(21)%	855	983	(13)%
Other general and administrative expenses	390	130	>100%	737	619	19%
Total general and administrative expenses	$2,386	$2,526	(6)%	$5,980	$5,669	5%
General and administrative expenses were $2.4 million for the three months ended June 30, 2020, as compared to $2.5 million in the same period in 2019, a decrease of $0.1 million, or 6%. The decrease in general administrative expense was driven primarily by lower stock-based compensation costs as well as lower legal and professional services fees, partially offset by higher occupancy costs during the three months ended June 30, 2020.
General and administrative expenses were $6.0 million for the six months ended June 30, 2020, as compared to $5.7 million in the same period in 2019, an increase of $0.3 million, or 5%. The increase in general administrative expense was driven primarily by higher legal services during the period.
Other Expense. Other expense increased by $0.2 million, or 19% for the three months ended June 30, 2020 as compared to the same period in 2019. Net other expense for the second quarters of 2020 and 2019 primarily consisted of imputed interest expense related to future royalty payments.
Other expense decreased by $2.9 million, or 54% for the six months ended June 30, 2020 as compared to the same period in 2019. Net other expense for the second quarter of 2020 primarily consisted of $2.6 million of imputed interest expense related to future royalty payments, whereas in 2019 the expense related to loss on extinguishment of debt of $3.5 million and imputed interest expense of $1.4 million.
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
At June 30, 2020, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $23.6 million, excluding our restricted investments of $1.0 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Common Stock Purchase Agreement
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, for the sale of up to $30.0 million of our common stock with Aspire Capital Fund, LLC, or Aspire Capital. Under the terms of the purchase agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In addition, Aspire Capital committed to purchase up to an additional $27.0 million in shares of our common stock, at our request from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. As consideration for Aspire Capital’s obligation under the agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the common stock purchase agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
Under the terms of the purchase agreement, we have the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Pursuant to the terms of the purchase agreement, the aggregate number of shares that we can sell to Aspire Capital under the purchase agreement may exceed 6,645,034 shares of our common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the purchase agreement), including the shares purchased by Aspire Capital and issued to Aspire Capital as consideration in connection with entering into the purchase agreement, or the Exchange Cap, only if (i) stockholder approval is obtained to issue more, in which case the Exchange Cap does not apply, or (ii) stockholder approval is not obtained and at any time the Exchange Cap is reached and at all times thereafter the average price paid for all shares issued under the purchase agreement (including the shares issued as consideration to Aspire Capital in connection with entering into the purchase agreement) is equal to or greater than $1.34, or the Minimum Price. In June 2020, our stockholders approved the issuance of up to $27.0 million in additional shares of common stock to Aspire Capital, resulting in the removal of the Exchange Cap.
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
At-the-Market Offering/Program
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
On March 4, 2020, we entered into a Capital on Demand™ Sales Agreement, or the sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at-the-market equity offering” program under which JonesTrading will act as sales agent. Subject to the terms and conditions of the sales agreement, JonesTrading may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global

Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. In addition, with our written approval, JonesTrading may also sell the common stock by any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any of the common stock under this sales agreement. Either JonesTrading or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The aggregate compensation payable to JonesTrading shall be equal to 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the sales agreement. In addition, we agreed to reimburse a portion of the expenses of JonesTrading in connection with the offering up to a maximum of $30.0 thousand. Each party agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the sales agreement. The shares to be sold under the sales agreement may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective on May 17, 2018 (File No. 333-224627), and which we refer to as the universal shelf registration statement on Form S-3. We have also filed with the SEC a prospectus supplement, dated March 6, 2020, related to the sales agreement with JonesTrading, and offerings of our common stock will only be made available by means of the prospectus supplement. We did not sell shares of common stock under this sales agreement during the three and six months ended June 30, 2020. As of June 30, 2020, we had not sold any shares of common stock pursuant to this sales agreement.
Registered Direct Offering
In June 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold, in a registered direct offering, an aggregate of 14,000,000 shares of our common stock at a purchase price per share of $1.25. The aggregate gross proceeds were $17.5 million, before deducting fees of approximately $1.0 million paid to the placement agent and other estimated offering expenses of approximately $0.5 million paid by us. JonesTrading acted as the exclusive placement agent for the transaction and we offered the shares pursuant to our universal shelf registration statement on Form S-3, and a prospectus supplement thereunder.
Compliance with Nasdaq Global Markets Listing Requirements
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days from our receipt of the deficiency letter, or October 12, 2020, to regain compliance with the Minimum MVLS Requirement, or the MVLS Compliance Period. In order to regain compliance, our MVLS was required to close at $50.0 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period. On July 6, 2020, we received a notice from Nasdaq indicating that we had regained compliance with Listing Rule 5450(b)(2)(A) as of such date.
In addition, on April 24, 2020, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we had an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq had determined to toll the compliance period for the bid price requirement through June 30, 2020. The compliance period resumed on July 1, 2020, and we had 180 calendar days, or until December 28, 2020, or the Compliance Date, to regain compliance with the Bid Price Rule by bid price for our common stock closing at $1.00 or more for a minimum of 10 consecutive business days. On June 23, 2020, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.
Royalty Interest Purchase Agreement
On March 22, 2019, we and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase

Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 8, Liability Related to the Sale of Future Royalties.
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
CARES Act PPP Loan
On April 21, 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, which we refer to as the PPP Loan, under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan was made by Silicon Valley Bank, or SVB. The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%, which shall be deferred for the first six months of the term of the loan; however, interest will still accrue during this deferral period. We will begin making monthly principal and interest payments on November 21, 2020. We may prepay the PPP Loan at any time without payment of penalty or premium. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts we owe, and/or filing suit and obtaining judgment against us.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan may be forgiven in part or in full if the PPP Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the 24-week period that commenced on April 22, 2020, employee and compensation levels are maintained (subject to certain exceptions), and at least 60% of the PPP Loan proceeds have been used for covered payroll costs. Any forgiveness of the PPP Loan will be made in accordance with U.S. Small Business Administration, or SBA, requirements and subject to approval by SVB. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. We will remain responsible for amounts due under the promissory note that are not forgiven, together with interest accrued and unpaid thereon at the rate set forth above. Interest payable on the PPP Loan may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan. There is no assurance that any interest payable on the PPP Loan will be forgiven in whole or in part.
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
Net cash used in operating activities of $14.1 million during the six months ended June 30, 2020 was primarily the result of our net loss for the period of $16.4 million, offset by non-cash charges consisting of stock based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest totaling $1.3 million. Accounts payable and accrued and other liabilities increased $0.1 million, and accounts receivable decreased $0.8 million related to a decrease in Erivedge royalties. Prepaid expenses and other assets decreased $0.1 million.

Net cash used in operating activities of $13.9 million during the six months ended June 30, 2019 was primarily the result of our net loss for the period of $17.1 million, offset by non-cash charges consisting of $3.5 million related to the loss on extinguishment of debt. Additionally, the net loss was offset by stock based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $1.5 million. Accounts payable and accrued and other liabilities increased $2.6 million, and accounts receivable decreased $0.7 million related to a decrease in Erivedge royalties.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $4.6 million and used cash of $7.5 million for the six months ended June 30, 2020 and 2019, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $17.8 million for the six months ended June 30, 2020, as a result of the proceeds from our registered direct offering in June 2020 and the issuance of shares to Aspire Capital in the first quarter of 2020, offset by the payment of our liability under the Oberland Purchase Agreement.
Financing activities provided cash of $24.9 million for the six months ended June 30, 2019. We extinguished our loan to HealthCare Royalty and made payments totaling $39.0 million, which was offset by $65.0 million in proceeds from the sale of future royalties under the Oberland Purchase Agreement less $0.6 million in issuance costs.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2020, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for CA-4948 and CI-8993, and other programs under our collaboration with Aurigene, and to fund our general and administrative costs and expenses. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q and anticipate that our $23.6 million of existing cash, cash equivalents and investments as of June 30, 2020, should enable us to maintain our planned operations into the first half of 2021. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
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
•the timing and amount of option exercise fees, milestone payments, royalties and other payments, including payments due to licensors, including Aurigene and ImmuNext, for patent rights and technology used in our drug development programs;
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
Subject to specified exceptions, we and Aurigene agreed to collaborate exclusively with each other on the discovery, research, development and commercialization of programs and compounds within immuno-oncology for an initial period of approximately two years from the effective date of the collaboration agreement. At our option, and subject to specified conditions, we had the right to extend such exclusivity for up to three additional one year periods by paying to Aurigene additional exclusivity option fees on an annual basis. We exercised the first one year exclusivity option in 2017. The fee for this exclusivity option exercise was $7.5 million, which we paid in two equal installments in 2017. We elected not to exercise our exclusivity option in 2018 and did not make the $10.0 million payment required for this additional exclusivity in 2018. As a result of this election to not further exercise our exclusivity option, we no longer operate under the broad immuno-oncology exclusivity with Aurigene. In 2019, we elected not to further exercise our exclusivity option related to the IRAK4 and PD1/VISTA programs and did not make the $2.0 million payment required for this continued exclusivity.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2020.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

As of June 30, 2020, we had $23.6 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the first half of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), management has assessed this risk as of June 30, 2020 and determined that there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with our Annual Report on Form 10-K contained, and future reports may contain, statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we had the option to exclusively license compounds once a development candidate is nominated within each respective program. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments of $23.6 million as of June 30, 2020, should enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the purchase agreement. As of June 30, 2020, we had received gross proceeds of $3.0 million from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. These limits and restrictions include among others, limits on the number of shares we can sell to Aspire Capital on any one trading day. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the full $27.0 million of common stock contemplated under the purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Common Stock Purchase Agreement” for additional information. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the full remaining $27.0 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.
In addition, in March 2020, we entered into a sales agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective on May 17, 2018 (File No. 333-224627), and which we refer to as the universal shelf registration statement on Form S-3, pursuant to one or more “at the market” offerings. As of June 30, 2020, we had not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the sales agreement to the extent we are then subject to restrictions on our ability to utilize the universal shelf registration statement on Form S-3 to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates shares held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the $30.0 million of common stock contemplated under the sales agreement.
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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $6.7 million and $7.2 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $1.0 billion. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.
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
We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus pandemic, COVID-19, which has delayed and may continue to delay our ability to complete our ongoing clinical trial and the enrollment and initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.
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
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which has and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which has, in some instances, prohibited and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, may be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of our ongoing clinical trial in CA-4948 may be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study may also impose restrictions similar to those described above. As a result, enrollment in this trial has been slower than expected and we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, we have not initiated our planned Phase 1 clinical trial for CI-8993, and initiation and enrollment of this study may be delayed due to the factors discussed above. In the event that clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak, would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

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
Fluctuations in our quarterly and annual operating results could adversely affect the price of our common stock which could result in substantial losses for purchasers of our common stock.
Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:
•payments we may be required to make to collaborators such as Aurigene and ImmuNext to exercise license rights and satisfy milestones and royalty obligations;
•the status of, and level of expenses incurred in connection with, our programs, including development costs relating to CA-4948 and CI-8993 as well as funding programs that we have licensed or may in the future license and develop under our collaborations with Aurigene and ImmuNext;
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
If any of the foregoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially, which could result in substantial losses for purchasers of our common stock.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the COVID-19 pandemic has significantly impacted and may continue to impact the global economy, increased economic uncertainty, caused volatility and disruptions in financial markets, and could lead to a global recession. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining global economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including CA-4948 and CI-8993. Due to preliminary efficacy data and current market conditions, we have determined that no further patients will be enrolled in our Phase 1 combination study of fimepinostat with venetoclax. While we are currently evaluating potential future studies for fimepinostat, our success depends heavily on our ongoing and future clinical trials of CA-4948 and CI-8993, both of which are in early stage clinical development.
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
•Aurigene’s ability to support advancement of development candidates under the collaboration agreement;
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
Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of CA-4948 and CI-8993 may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forgo pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference. Based on this data, we decided no further patients will be enrolled in the study. In addition, in March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study.
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
•Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge; or
•further development of Erivedge is delayed, or sales of Erivedge decrease, due to the impacts of the COVID-19 pandemic.
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
We rely heavily on third-parties such as consultants, clinical investigators, contract research organizations and other similar entities to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials, and expect to continue to do so for the foreseeable future. Despite having contractual remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These third parties have been and may continue to be impacted by the COVID-19 pandemic or government measures taken in response to the pandemic in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials. Furthermore, these third-parties may also have relationships with other entities, some of which may be our competitors. These third-parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with the established clinical trial protocol or design. In addition, the FDA and its foreign equivalents require us to comply with certain standards, referred to as “good clinical practices,” and applicable regulatory requirements, for conducting, recording and reporting the results of clinical trials. These requirements assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third-parties does not relieve us of these responsibilities and requirements. If any of our third-party contractors do not comply with good clinical practices or other applicable regulatory requirements, we may not be able to use the data and reported results from the applicable trial. Any failure by a third-party to conduct our clinical trials as planned or in accordance with regulatory requirements could delay or otherwise adversely affect our efforts to obtain regulatory approvals for and commercialize our drug candidates.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive

Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. Such Executive Orders and actions may impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was overturned by the U.S. Supreme Court on April 27, 2020.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current Administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review the decision of the Court of Appeals on an expedited basis. On March 3, 2020, that court did agree to hear this case and, on June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value based pricing by expanding outcome based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multimarket approved products). Finally, the Trump Administration’s 2021 budget proposal includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower cost generic drugs and biosimilars.
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days from our receipt of the deficiency letter, or October 12, 2020, to regain compliance with the Minimum MVLS Requirement, or the MVLS Compliance Period. In order to regain compliance, our MVLS was required to close at $50.0 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period. On July 6, 2020, we received a notice from Nasdaq indicating that we had regained compliance with Listing Rule 5450(b)(2)(A) as of such date.
In addition, on April 24, 2020, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we had an initial period of 180 calendar days to regain compliance. However, given the extraordinary market conditions in the financial markets, Nasdaq had determined to toll the compliance period for the bid price requirement through June 30, 2020. The compliance period resumed on July 1, 2020, and we had 180 calendar days, or until December 28, 2020, or the Compliance Date, to regain compliance with the Bid Price Rule by bid price for our common stock closing at $1.00 or more for a minimum of 10 consecutive business days. On June 23, 2020, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.
Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or regain compliance with respect to any future deficiencies. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
Our stock price may fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $18.75 and a low price of $0.60 per share for the period January 1, 2015 through July 28, 2020. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:
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
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.
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
Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that

Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.
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
As of June 30, 2020, Aurigene beneficially owned approximately 10.8% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the purchase agreement. As of June 30, 2020, we had received gross proceeds of $3.0 million of our common stock from our upfront sale of common stock to Aspire Capital in connection with execution of the purchase agreement and $27.0 million remained available for sale under the purchase agreement. In addition, as consideration for Aspire Capital’s obligation under the purchase agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee in connection with entering into the purchase agreement. Pursuant to the terms of the purchase agreement, we have registered for sale the shares we have already issued to Aspire Capital and the additional shares that we may in the future sell to Aspire Capital pursuant to our universal shelf registration statement on Form S-3. We also entered into a registration rights agreement with Aspire Capital in connection with entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
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
In March 2020, we entered into a sales agreement with JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. In addition, with our prior written approval, JonesTrading may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. As of June 30, 2020, we had not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the sales agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period.
Sales of substantial amounts of shares of our common stock or other securities by our employees and other stockholders, including pursuant to our purchase agreement with Aspire Capital or our sales agreement with JonesTrading, under our universal shelf registration statement or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.
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
Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our stockholders. As of June 30, 2020, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 11.2% of our outstanding common stock, including approximately 10.8% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
We currently have no drug revenues, and depend entirely on funds raised through other sources. One source of such funding is future debt and/or equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price, which may be affected by numerous factors including without limitation capital market conditions, which have been and could continue to be impacted by the COVID-19 pandemic, evaluation of our stock by securities analysts, the status of our development programs, and the overall status of our business, finances and operations.
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
Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended
10.1	Third Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2020)
10.2
Form of Securities Purchase Agreement, dated June 11, 2020, by and among Curis, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 11, 2020)

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

CURIS, INC.

Dated:	August 4, 2020	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)