Form 10-Q
period 2020-09-30
CURIS INC
filed 2020-11-10
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 3, 2020, there were 58,817,444 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,555	$15,430
Restricted cash, short-term	—	153
Investments	—	5,113
Accounts receivable	2,744	3,244
Prepaid expenses and other current assets	2,003	1,063
Total current assets	28,302	25,003
Property and equipment, net	696	154
Restricted cash, long-term	816	816
Operating lease right-of-use asset	6,915	149
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$45,714	$35,107
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,323	$4,465
Accrued liabilities	2,736	1,910
Current portion of operating lease liability	1,842	166
Current portion long-term debt	222	—
Total current liabilities	9,123	6,541
Long-term operating lease liability	5,194	—
Liability related to the sale of future royalties, net	59,337	62,477
Long-term debt	668	—
Total liabilities	74,322	69,018
Stockholders’ deficit:
Common stock, $0.01 par value—151,875,000 shares authorized; 56,652,885 shares issued and outstanding at September 30, 2020; 101,250,000 shares authorized 33,241,793 shares issued and outstanding at December 31, 2019	566	332
Additional paid-in capital	1,010,198	982,738
Accumulated deficit	(1,039,372)	(1,016,981)
Total stockholders’ deficit	(28,608)	(33,911)
Total liabilities and stockholders’ deficit	$45,714	$35,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net:
Royalties	$2,720	$2,906	$7,681	$7,185
Other revenue	—	—	211	—
Contra revenue, net	22	(50)	(81)	(468)
Total revenues, net	2,742	2,856	7,811	6,717
Costs and expenses:
Cost of royalties	135	145	382	342
Research and development	4,705	5,147	17,459	14,840
General and administrative	2,613	2,887	8,593	8,557
Total costs and expenses	7,453	8,179	26,434	23,739
Loss from operations	(4,711)	(5,323)	(18,623)	(17,022)
Other expense:
Loss on debt extinguishment	—	—	—	(3,495)
Interest income	3	170	58	513
Imputed interest expense related to the sale of future royalties	(1,266)	(1,303)	(3,848)	(2,721)
Interest expense, debt	—	—	—	(791)
Other income (expense), net	—	20	22	(17)
Total other expense	(1,263)	(1,113)	(3,768)	(6,511)
Net loss	$(5,974)	$(6,436)	$(22,391)	$(23,533)
Net loss per common share (basic and diluted)	$(0.11)	$(0.19)	$(0.52)	$(0.71)
Weighted average common shares (basic and diluted)	54,554,129	33,202,871	42,884,201	33,170,844
Net loss	$(5,974)	$(6,436)	$(22,391)	$(23,533)
Other comprehensive income:
Unrealized gain on marketable securities	—	3	—	3
Comprehensive loss	$(5,974)	$(6,433)	$(22,391)	$(23,530)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$(33,911)
Recognition of stock-based compensation	—	—	625	—	625
Issuance of shares in connection with Aspire Capital Agreement, net of issuance costs	3,340,516	34	2,692	—	2,726
Net loss	—	—	—	(9,709)	(9,709)
March 31, 2020	36,582,309	$366	$986,055	$(1,026,690)	$(40,269)
Issuance of stock under registered direct offering, net of issuance costs	14,000,000	140	15,825	—	15,965
Recognition of stock-based compensation	—	—	585	—	585
Issuance of stock under Employee Stock Purchase Plan	41,583	—	29	—	29
Exercise of stock options	15,156	—	18	—	18
Net loss	—	—	—	(6,708)	(6,708)
June 30, 2020	50,639,048	$506	$1,002,512	$(1,033,398)	$(30,380)
Issuance of shares in connection with Aspire Capital Agreement	3,600,000	36	4,119	—	4,155
Issuance of shares in connection with Capital on Demand™ Sales Agreement	2,413,837	24	3,205	—	3,229
Fees for issuance of shares in connection with Capital on Demand™ Sales Agreement	—	—	(262)	—	(262)
Recognition of stock-based compensation	—	—	624	—	624
Net loss	—	—	—	(5,974)	(5,974)
September 30, 2020	56,652,885	$566	$1,010,198	$(1,039,372)	$(28,608)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit - Continued
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$(984,840)	$—	$(4,496)
Recognition of stock-based compensation	—	—	651	—	—	651
Cancellation of restricted stock awards	(8,473)	—	—	—	—	—
Net loss	—	—	—	(9,884)	—	(9,884)
March 31, 2019	33,150,780	$332	$980,663	$(994,724)	$—	$(13,729)
Recognition of stock-based compensation	—	—	631	—	—	631
Issuance of common stock under Employee Stock Purchase Plan	52,091	—	42	—	—	42
Net Loss	—	—	—	(7,213)	—	(7,213)
June 30, 2019	33,202,871	$332	$981,336	$(1,001,937)	$—	$(20,269)
Recognition of stock-based compensation	—	—	684	—	—	684
Unrealized gain on marketable securities	—	—	—	—	3	3
Net loss	—	—	—	(6,436)	—	(6,436)
September 30, 2019	33,202,871	$332	$982,020	$(1,008,373)	$3	$(26,018)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,391)	$(23,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	97
Non-cash lease expense	104	(26)
Stock-based compensation expense	1,833	1,966
Amortization of debt issuance costs	—	8
Non-cash imputed interest expense related to the sale of future royalties	35	267
Non-cash interest expense (income) on investments	35	(51)
Loss on extinguishment of debt	—	3,495
Loss on disposal of fixed assets	—	8
Changes in operating assets and liabilities:
Accounts receivable	500	(33)
Prepaid expenses and other assets	(940)	(798)
Accounts payable and accrued and other liabilities	684	(2,006)
Total adjustments	2,367	2,927
Net cash used in operating activities	(20,024)	(20,606)
Cash flows from investing activities:
Purchase of investments	—	(10,914)
Sales and maturities of investments	5,078	4,950
Purchase of property and equipment	(657)	(41)
Net cash provided by (used in) investing activities	4,421	(6,005)
Cash flows from financing activities:
Proceeds from PPP Loan	890	—
Proceeds of Aspire Capital Agreement, net of issuance costs	6,881	—
Proceeds of registered direct offering	17,500	—
Payment of issuance costs for registered direct offering	(1,535)	—
Proceeds from issuance of common stock associated with Capital on Demand™ Sales Agreement	3,229	—
Payment of issuance costs associated with Capital on Demand™ Sales Agreement	(262)	—
Proceeds from royalty interest purchase agreement with Oberland Capital Management, LLC	—	65,000
Payment of issuance costs on royalty interest purchase agreement	—	(584)
Proceeds from issuance of common stock under the Company's share-based compensation plan	47	42
Payment of liability of future royalties, net of imputed interest	(3,175)	(1,139)
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	—	(37,162)
Payments on Curis Royalty’s debt	—	(1,825)
Net cash provided by financing activities	23,575	24,332
Net decrease in cash and cash equivalents and restricted cash	7,972	(2,279)
Cash and cash equivalents and restricted cash, beginning of period	16,399	23,636
Cash and cash equivalents and restricted cash, end of period	$24,371	$21,357
Supplemental cash flow data:
Cash paid for interest	$3,824	$2,559
Non-cash commitment shares issued to Aspire Capital	900	—
Right-of-use assets obtained in exchange for lease liabilities	7,029	1,046
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
CA-4948 is currently undergoing testing in a Phase 1 trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response 88 alterations, and in a Phase 1 trial in patients with acute myeloid leukemia and myelodysplastic syndromes. The Company is also planning a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in non-Hodgkin lymphomas In addition, in January 2020 Curis entered into a collaboration with ImmuNext Inc. (“ImmuNext”) for the development of CI-8993, a monoclonal antibody designed to antagonize the VISTA signaling pathway, which is currently undergoing testing in a Phase 1a/1b trial in patients with solid tumors. Curis is also party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which Genentech and F. Hoffman-La Roche Ltd (“Roche”)are commercializing Erivedge® for the treatment of advanced basal cell carcinoma (“BCC”). In 2015, Curis entered into a collaboration with Discovery Technologies Limited (“Aurigene”) Aurigene in the areas of immuno-oncology and precision oncology. As part of this collaboration, Curis exercised its option to license two orally available small molecule antagonists of immune checkpoints, the VISTA/PDL1 antagonist CA-170 and the TIM3/PDL1 antagonist CA-327, as well as the orally available small molecule IRAK4 inhibitor CA-4948, and a fourth program, which is an immuno-oncology program.
In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the Unites States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020 and declared it a pandemic on March 11, 2020. In addition to those who have been directly affected, billions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The COVID-19 pandemic has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects. With respect to ongoing clinical trials, the anticipated timing of enrollment, in addition to data collection and the overall timelines of the trials, have experienced delays and could be further delayed due to the extent the Company experiences further delays in enrollment due to the COVID-19 pandemic. The Company is also experiencing delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses.
The Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for its research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of the Company’s product candidates, or materials contained therein, may come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which could negatively impact the amount and timing of any royalty revenue the Company may receive from Genentech related to Erivedge. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business.
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
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and make under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to year and quarter to quarter and depend on a number of factors, including, but not limited to: the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates; Aurigene’s ability to support advancement of development candidates under the Company’s collaboration with Aurigene, as well as the Company’s ability to further develop programs under this collaboration; and Roche and Genentech’s ability to successfully commercialize Erivedge.
The Company has incurred net losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of approximately $1.0 billion, and for the nine months ended September 30, 2020, the Company incurred a net loss of $22.4 million and used $20.0 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $23.6 million of existing cash and cash equivalents at September 30, 2020 should enable the Company to maintain its planned operations through the second quarter of 2021. Based on the Company's available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance its future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to finance its operations through its common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”), and its at-the-market sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”), or other potential equity financings, debt financings or other capital sources. However, the Company may not be successful in securing additional financing on acceptable terms, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of the Company’s common stock, and could adversely impact the Company’s ability to raise additional funds. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate some of its development programs, potentially delaying the time to market for or preventing the marketing of any of its product candidates.
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
In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2020; the results of operations for the three and nine-month periods ended September 30, 2020 and 2019; stockholders' deficit for the three and nine-month periods ended September 30, 2020 and 2019; and the cash flows for the nine-month periods ended September 30, 2020 and 2019. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the carrying value of goodwill. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
(c) Cash Equivalents, Restricted Cash, and Investments
The Company had cash and cash equivalents of $23.6 million and $15.4 million as of September 30, 2020 and December 31, 2019 respectively. The Company had cash and cash equivalents of $21.4 million as of September 30, 2019. Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $0.8 million of its cash as restricted cash, as of September 30, 2020. This amount represents the security deposit delivered to the landlord of the Company's current Lexington, Massachusetts headquarters. The Company classified $1.0 million of its cash as restricted cash, as of December 31, 2019. This amount represents the security deposit delivered to the respective landlords of the Company's former and current Lexington, Massachusetts headquarters. The Company classified $0.2 million of its cash as restricted cash, as of September 30, 2019. This amount represents the security deposit delivered to the landlord of the Company's former Lexington, Massachusetts headquarters.
The Company's combined cash, cash equivalents, and restricted cash balances were $24.4 million and $21.4 million as of September 30, 2020, and 2019 respectively, as presented on the Company's Consolidated Statements of Cash Flows.
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
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The lease payment used to determine the operating lease asset may include lease incentives, stated rent increases and was recognized as an operating lease right-of-use asset in the Condensed Consolidated Balance Sheets. The Company's lease agreements may include both lease and non-lease components, which are accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.
The Company's operating lease is reflected in operating lease right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Summary
During the three and nine months ended September 30, 2020 total gross revenues were 100% and 97%, respectively, from the Company’s collaboration with Genentech. During the three and nine months ended September 30, 2019, total gross revenues were 100% from the Company’s collaboration with Genentech. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020 and was recorded in other revenues.
(f)Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics. The Company expects that any products that are successfully developed and commercialized would be used in the healthcare industry and would be regulated in the United States by the FDA and in overseas markets by similar regulatory authorities.
(g)New Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 with no impact to its Condensed Consolidated Financial Statements.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2020 and December 31, 2019 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at September 30, 2020 and 2019.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2020:
Cash equivalents:
Money market funds	$21,778	$—	$—	$21,778
Total assets at fair value	$21,778	$—	$—	$21,778

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$10,684	$—	$—	$10,684
US government obligations	—	550	—	550
Commercial paper	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, bonds and notes	—	5,113	—	5,113
Total assets at fair value	$10,684	$6,053	$—	$16,737
4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2020 was not material.
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.1 years at September 30, 2020.
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
As of September 30, 2020, the Company did not have any debt securities in an unrealized loss position.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued compensation	$1,467	$1,413
Professional fees	228	289
Accrued license fees	563	—
Other	478	208
Total	$2,736	$1,910

6.     Debt
In April 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan under the Paycheck Protection Program, of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was made by Silicon Valley Bank. The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%, which shall be deferred for the first six months of the term of the loan. As of September 30, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.2 million and $0.7 million, respectively. As of December 31, 2019 the Company had no debt. See Note 1, Nature of Business, for more details regarding the PPP Loan.
7.     Leases and Commitments
The Company leases real estate, including laboratory and office space. The lease for the current real estate property used for office, research and laboratory space located at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement. In July 2020 the Company prospectively remeasured the lease as a result of the change to the timing of lease payments, the change was not material.
As of September 30, 2020, the Company had an operating lease liability of $7.0 million and related right-of-use asset of $6.9 million related to operating leases for real estate, including its corporate headquarters. As of September 30, 2020, the Company's lease had a remaining term of 6.6 years. The weighted average remaining lease term and discount rate for the Company's operating leases was 6.6 years and 9.95% at September 30, 2020, respectively.

Lease costs for the Company's operating leases were $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Lease costs for the Company's operating leases were $1.0 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. No cash payments included in the measurement of operating lease liabilities were paid in the three months ended September 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities were $0.2 million and $0.8 million for each of the nine months ended September 30, 2020 and 2019, respectively.
Maturity analysis of lease liabilities as of September 30, 2020 are as follows (in thousands):

Year
Remainder of the year ending December 31, 2020	$272
Year ending December 31, 2021	2,421
Year ending December 31, 2022	1,144
Year ending December 31, 2023	1,178
Year ending December 31, 2024	1,213
Thereafter	2,971
Total	$9,199
Less interest	2,163
Operating lease liability	$7,036
8.     Liability Related to the Sale of Future Royalties
On March 22, 2019, the Company and Curis Royalty entered into the Oberland Purchase Agreement with entities managed by Oberland Capital Management, LLC pursuant to which the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
As a result of its obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Condensed Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. The Company utilizes future sales projections and growth rates to further develop this estimate. The projected amount of royalty payments expected to be received by Oberland involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability.
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
The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2020.

Carrying value of liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	46
Imputed interest expense recognized for the nine months ended September 30, 2020	3,802
Less: payments to Oberland Capital, LLC	(6,988)
Carrying value of liability related to the sale of future royalties at September 30, 2020	$59,337
The following table shows the activity with respect to the liability related to the sale of future royalties from the inception of the Oberland Purchase Agreement through December 31, 2019.

Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized issuance costs	(584)
Imputed interest expense recognized for the year ended December 31, 2019	4,055
Less: payments to Oberland Capital, LLC	(5,994)
Carrying value of liability related to the sale of future royalties at December 31, 2019	$62,477
9.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of September 30, 2020.

In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country, and is being sold in such country, by a third party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the FDA and the European Medicines Agency’s Committee for Medicinal Products for Human Use, approved another Hedgehog signaling pathway inhibitor, Odomzo® (“sonidegib”), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Beginning in the fourth quarter of 2015, Genentech applied the 2% royalty reduction on U.S. sales of Erivedge as a result of the first commercial sale of Odomzo® in the U.S. and the Company anticipates that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country's regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement, Curis has retained its rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction has not occurred, subject to the terms and conditions of the Oberland Purchase Agreement.
The Company recognized $2.7 million and $2.9 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $7.7 million and $7.2 million in royalty revenue under the Genentech collaboration during the nine months ended September 30, 2020 and 2019, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million and $0.4 million, during the three and nine months ended September 30, 2020 and $0.1 million and $0.3 million, during the three and nine months ended September 30, 2019, respectively. Cost of royalty revenues comprises 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022, which the Company is obligated to pay to university licensors.
Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of ASC 606 are met. Genentech incurred immaterial expense during the three and nine months ended September 30, 2020, and 2019, respectively.
The Company recorded a receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2020 and 2019, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.7 million and $3.2 million as of September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020, the Company had exercised its option to license the following four programs under the collaboration:
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. The Company expensed $0.6 million and $0.4 million related to Aurigene for the three month periods ended September 30, 2020 and 2019, respectively. The Company expensed $0.8 million and $1.0 million related to Aurigene for the nine month periods ended September 30, 2020 and 2019, respectively. The Company had a payable balance due to Aurigene of $0.4 million as of September 30, 2020. The Company did not have a payable balance due to Aurigene as of December 31, 2019. The Company did not have any balances due from Aurigene as of September 30, 2020 and December 31, 2019, respectively.

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
The Company sold 2,413,837 shares of common stock, representing net proceeds of approximately $3.2 million under the Sales Agreement during the three and nine months ended September 30, 2020. As of November 3, 2020, the Company sold an additional $2.2 million and $24.6 million remains available for sale under the Sales Agreement.
(d)Aspire Capital Fund LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million of the Company's common stock with Aspire Capital.
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
For the three months ended September 30, 2020, 3,600,000 shares were sold representing net proceeds of $4.2 million. For the nine months ended September 30, 2020, 6,293,965 shares were sold representing net proceeds of $6.8 million. As of November 3, 2020, the Company sold an additional $0.5 million and $22.3 million remains available under the Agreement.
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

11.     Stock Plans and Stock-Based Compensation
As of September 30, 2020, the Company had two shareholder-approved, share-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Company's board of directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”), adopted by the Board of Directors in March 2018 and approved by shareholders in May 2018. New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On May 23, 2019, the Company’s shareholders approved an amendment to the 2010 Plan to reserve an additional 4,700,000 shares of common stock for issuance under the 2010 Plan, and on June 4, 2020 the Company's shareholders approved a second amendment to the 2010 Plan to reserve an additional 1,300,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 12,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each one share of stock subject to awards granted as options and stock appreciation rights, will cause one share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of September 30, 2020 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of September 30, 2020, 2,912,208 shares remained available for grant under the 2010 Plan.
Stock Options
The Company’s board of directors granted options to purchase shares of the Company’s common stock to the employees of the Company, under the 2010 Plan or in the form of inducement awards pursuant to Nasdaq Marketplace Rules. Shares granted to employees vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
The Company’s board of directors granted options to its non-employee directors to purchase shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the date of grant at a price which equals the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
A summary of stock option activity under the 2010 Plan, the 2000 Stock Incentive Plan, the 2000 Director Stock Option Plan and nonstatutory inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Unvested, December 31, 2019	6,158,026	$3.43	8.33
Granted	3,368,150	1.27
Exercised	(15,156)	1.17
Canceled	(382,124)	2.79
Outstanding, September 30, 2020	9,128,896	$2.66	8.18	$83
Exercisable at September 30, 2020	3,521,493	$4.58	7.14	$15
Vested and unvested expected to vest at September 30, 2020	8,197,121	$2.81	8.10	$71

The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2020 and 2019 were $0.75 and $0.83, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (years) – employees and officers	5.5	5.5
Expected term (years) – directors	5.5	5.5
Risk free interest rate	0.4-1.7%	2.3-2.6%
Expected Volatility	81%	79%
Expected Dividends	None	None
As of September 30, 2020, there was approximately $3.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.39 years. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2020 was immaterial. There were no options exercised during the nine months ended September 30, 2019.
Restricted Stock Awards
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	30,937	$3.45
Awarded	—	—
Vested	(10,313)	3.45
Forfeited	—	—
Unvested, September 30, 2020	20,624	$3.45
As of September 30, 2020, there were 20,624 shares outstanding covered by RSAs that are expected to vest. The weighted average fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of September 30, 2020, there was an immaterial amount less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 1.31 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. As of September 30, 2020, 41,583 shares were issued under the ESPP. As of September 30, 2020, there were 1,636,351 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and nine months ended September 30, 2020 and 2019 was not material.

Total Stock-Based Compensation Expense
For the three and nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$193	$130	$548	$254
General and administrative expenses	431	554	1,285	1,712
Total stock-based compensation expense	$624	$684	$1,833	$1,966
12.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2020 and 2019, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 9,128,896 and 6,012,701 as of September 30, 2020 and 2019, respectively.
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
For the three months ended September 30, 2020, and 2019 Curis expensed less than $0.1 million and $0.1 million, respectively, of fees related to this agreement. For each of the nine months ended September 30, 2020, and 2019 Curis expensed $0.2 million of fees related to this agreement.
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

Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:

•CA-4948, a small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is being tested in a Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2019. We are also conducting a separate Phase 1 trial for acute myeloid leukemia and myelodysplastic syndromes and announced in July 2020 that the first patient had been dosed. We are planning a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in non-Hodgkin lymphomas with planned enrollment commencing in the fourth quarter of 2020.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced the U.S. Food and Drug Administration, or FDA, had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1a/1b trial in patients with solid tumors.
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of DLBCL by the FDA in April 2015 and May 2018, respectively. We began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
With respect to the Phase 1 clinical trials for CA-4948, the planned combination study of CA-4948 and ibrutinib, and the Phase 1a/1b trial for CI-8993 described above, we have experienced delays affecting the anticipated timing of enrollment, data collection and the overall timelines of the trials due to the COVID-19 pandemic, and these trials could be further delayed to the extent we experience further delays in enrollment due to the COVID-19 pandemic. See “COVID-19 Pandemic” below for information regarding the impact on us of the COVID-19 pandemic and responses related thereto.
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
In January 2015, we entered into a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of September 30, 2020, we have licensed four programs under the Aurigene collaboration.

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of September 30, 2020. For the nine months ended September 30, 2020, we incurred a net loss of $22.4 million and used $20.0 million of cash in operations. We expect that our $23.6 million cash and cash equivalents as of September 30, 2020 should enable us to maintain our planned operations through the second quarter of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, recurring losses and cash outflows from operations since inception, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we concluded we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding our ability to continue as a going concern.
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
We have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally, including in Germany. Many of our clinical trial sites have imposed restrictions on entry as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have had and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required, however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites or other necessary medical facilities. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. As a result, enrollment in this trial has been slower than expected and the timeline of this clinical trial has been delayed and may continue to be delayed. In addition, in July 2020 we commenced enrollment for our Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, enrollment in this trial has been slower than expected and we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our planned combination study of CA-4948 and ibrutinib, for which we plan to commence enrollment in the fourth quarter of 2020, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of CA-4948 or CI-8993.
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

Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain liabilities at our balance sheet date. Such estimates and judgments includes the valuation of certain liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended September 30, 2020, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020.
Results of Operations
Three and Nine Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenues, net:	$2,742	$2,856	(4)%	$7,811	$6,717	16%
Costs and expenses:
Cost of royalty revenues	135	145	(7)%	382	342	12%
Research and development	4,705	5,147	(9)%	17,459	14,840	18%
General and administrative	2,613	2,887	(9)%	8,593	8,557	—%
Other expense, net	1,263	1,113	14%	3,768	6,511	(42)%
Net loss	$(5,974)	$(6,436)	(7)%	$(22,391)	$(23,533)	(5)%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenues, net:
Royalties	$2,720	$2,906	(6)%	$7,681	$7,185	7%
Other revenue	—	—	N/A	211	—	N/A
Contra revenue, net	22	(50)	<(100)%	(81)	(468)	83%
Total revenues, net	$2,742	$2,856	(4)%	$7,811	$6,717	16%
Total revenues decreased to $2.7 million for the three months ended September 30, 2020 as compared to $2.9 million for the same period in 2019, primarily related to royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended September 30, 2020 as compared to the prior year period.
Total revenues increased to $7.8 million for the nine months ended September 30, 2020 as compared to $6.7 million for the same period in 2019, primarily related to an increase in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the nine months ended September 30, 2020 as compared to the prior year period. In addition to the revenues received from Genentech, we received a milestone payment from a previously out-licensed technology in the first quarter of 2020.
Cost of Royalty Revenues. Cost of royalty revenues decreased by 7% for the three months ended September 30, 2020 as compared to the same period in 2019. Cost of royalty revenues increased by 12% for the nine months ended September 30, 2020 as compared to the same period in 2019. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Direct research and development expenses	$2,853	$3,480	(18)%	$11,498	$9,388	22%
Employee related expenses	1,339	1,351	(1)%	4,496	4,277	5%
Facilities, depreciation and other expenses	513	316	62%	1,465	1,175	25%
Total research and development expenses	$4,705	$5,147	(9)%	$17,459	$14,840	18%

Research and development expenses were $4.7 million for the three months ended September 30, 2020 as compared to $5.1 million in the same period in 2019, a decrease of approximately $0.4 million, or 9%. Direct research and development expenses decreased by $0.6 million for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease in direct research and development expenses for the quarter is primarily attributable to reduced clinical trial costs related to CA-170 and fimepinostat.

Research and development expenses were $17.5 million for the nine months ended September 30, 2020 as compared to $14.8 million in the same period in 2019, an increase of approximately $2.6 million, or 18%. Direct research and development expenses increased by $2.1 million, or 22%, for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to $1.8 million related to our option and license agreement with ImmuNext and increased clinical and manufacturing costs for CA-4948 and CI-8993.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Personnel	$893	$1,039	(14)%	$3,002	$3,061	(2)%
Occupancy and depreciation	193	225	(14)%	538	459	17%
Legal services	336	262	28%	1,751	1,239	41%
Professional and consulting services	466	427	9%	1,111	1,286	(14)%
Insurance costs	139	134	4%	359	344	4%
Stock-based compensation	431	554	(22)%	1,286	1,536	(16)%
Other general and administrative expenses	155	247	(37)%	546	632	(14)%
Total general and administrative expenses	$2,613	$2,888	(10)%	$8,593	$8,557	—%
General and administrative expenses were $2.6 million for the three months ended September 30, 2020, as compared to $2.9 million in the same period in 2019, a decrease of $0.3 million, or 10%. The decrease in general administrative expense was driven primarily by lower personnel and stock-based compensation costs partially offset by higher legal and professional and consulting services costs during the three months ended September 30, 2020.
General and administrative expenses remained constant at $8.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019.
Other Expense. Other expense increased by $0.2 million, or 14% for the three months ended September 30, 2020 as compared to the same period in 2019. Net other expense for the third quarters of 2020 and 2019 primarily consisted of imputed interest expense related to future royalty payments.

Other expense decreased by $2.7 million, or 42% for the nine months ended September 30, 2020 as compared to the same period in 2019. Net other expense for the third quarter of 2020 primarily consisted of $3.8 million of imputed interest expense related to future royalty payments, whereas in 2019 the expense related to loss on extinguishment of debt of $3.5 million and imputed interest expense of $2.7 million.
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
At September 30, 2020, our principal sources of liquidity consisted of cash, and cash equivalents of $23.6 million, excluding our restricted investments of $0.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase, and consist of investments in money market funds with commercial banks and financial institutions, as well as short term commercial paper and government obligations. We maintain cash balances with financial institutions in excess of insured limits.
Common Stock Purchase Agreement
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, for the sale of up to $30.0 million of our common stock with Aspire Capital Fund, LLC, or Aspire Capital. Under the terms of the purchase agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In addition, Aspire Capital committed to purchase up to an additional $27.0 million in shares of our common stock, at our request from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. For the three months ended September 30, 2020, we sold 3,600,000 shares representing net proceeds of $4.2 million. For the nine months ended September 30, 2020, we sold 6,293,965 shares representing net proceeds of $6.8 million. As of November 3, 2020, we sold an additional $0.5 million and $22.3 million remains available under the common stock purchase agreement.
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
On March 4, 2020, we entered into a Capital on Demand™ Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at-the-market equity offering” program under which JonesTrading will act as sales agent. Subject to the terms and conditions of the sales agreement, JonesTrading may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. In addition, with our written approval, JonesTrading may also sell the common stock by any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any of the common stock under this Sales

Agreement. Either JonesTrading or we may at any time suspend solicitations and offers under the sales agreement upon notice to the other party. The aggregate compensation payable to JonesTrading shall be equal to 3% of the gross proceeds from sales of the common stock sold by JonesTrading pursuant to the Sales Agreement. In addition, we agreed to reimburse a portion of the expenses of JonesTrading in connection with the offering up to a maximum of $30.0 thousand. Each party agreed in the sales agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the Sales Agreement. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the currently effective universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective on May 17, 2018 (File No. 333-224627), and which we refer to as the universal shelf registration statement on Form S-3. We have also filed with the SEC a prospectus supplement, dated March 6, 2020, related to the sales agreement with JonesTrading, and offerings of our common stock will only be made available by means of the prospectus supplement. We sold 2,413,837 shares of common stock, representing net proceeds of approximately $3.2 million under the Sales Agreement during the three and nine months ended September 30, 2020. As of November 3, 2020, we sold an additional $2.2 million and $24.6 million remains available for sale under the Sales Agreement.
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
Net cash used in operating activities of $20.0 million during the nine months ended September 30, 2020 was primarily the result of our net loss for the period of $22.4 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest totaling $2.1 million. Accounts payable and accrued and other liabilities increased $0.7 million, and accounts receivable decreased $0.5 million related to a decrease in Erivedge royalties. Prepaid expenses and other assets increased $0.9 million.

Net cash used in operating activities of $20.6 million during the nine months ended September 30, 2019 was primarily the result of our net loss for the period of $23.5 million, offset by non-cash charges consisting of $3.5 million related to the loss on extinguishment of debt. Additionally, the net loss was offset by stock-based compensation, non-cash interest expense, amortization of debt issuance costs and depreciation totaling $2.3 million. Accounts payable and accrued and other liabilities increased $2.0 million, and accounts receivable remained consistent compared to the same period in 2019.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities provided cash of $4.4 million and used cash of $6.0 million for the nine months ended September 30, 2020 and 2019, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $23.6 million for the nine months ended September 30, 2020, as a result of aggregate of $26.7 million of net proceeds from our registered direct offering in June 2020, our sales to Aspire Capital pursuant to our common stock purchase agreement, our at-the-market sales pursuant to our Sales Agreement with JonesTrading and our PPP Loan, partially offset by the payment of our liability under the Oberland Purchase Agreement.

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
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2020, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our currently planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone and royalty payments for each development program which imposes significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash and cash equivalents of $23.6 million as of September 30, 2020, should enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), management has assessed this risk as of September 30, 2020, and determined that there is substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
•payments due to licensors, including Aurigene and ImmuNext, if we exercise our option under the ImmuNext Agreement, for patent rights and technology used in our drug development programs;
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2020.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

As of September 30, 2020, we had $23.6 million in existing cash and cash equivalents. We expect these available cash resources to fund our operating expenses and capital expenditure requirements through the second quarter of 2021. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), management has assessed this risk as of September 30, 2020 and determined that there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with our Annual Report on Form 10-K contained, and future reports may contain, statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty fee payments for preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. The collaboration includes multiple programs, and we had the option to exclusively license compounds once a development candidate is nominated within each respective program. In addition, if we choose to exercise our option under the option and license agreement with

ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash and cash equivalents of $23.6 million as of September 30, 2020, should enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2021. Based on our available cash resources, we do not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, in light of our limited cash resources, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the purchase agreement. For the three months ended September 30, 2020, we sold 3,600,000 shares representing net proceeds of $4.2 million. For the nine months ended September 30, 2020, we sold 6,293,965 shares representing net proceeds of $6.8 million. As of November 3, 2020, we sold an additional $0.5 million and $22.3 million remains available under the common stock purchase agreement. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. These limits and restrictions include among others, limits on the number of shares we can sell to Aspire Capital on any one trading day. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the full remaining $22.3 million of common stock remaining to be sold under the purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Common Stock Purchase Agreement” for additional information. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the full remaining $22.3 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.
In addition, in March 2020, we entered into a Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective on May 17, 2018 (File No. 333-224627), and which we refer to as the universal shelf registration statement on Form S-3, pursuant to one or more “at the market” offerings. We sold 2,413,837 shares of common stock, representing net proceeds of approximately $3.2 million under the Sales Agreement during the three and nine months ended September 30, 2020. As of November 3, 2020, we sold an additional $2.2 million and $24.6 million remains available for sale under the Sales Agreement. The extent to which we utilize the Sales Agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the universal shelf registration statement on Form S-3 to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the remaining $24.6 million of common stock contemplated under the Sales Agreement.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $6.0 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1.0 billion. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.
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
We face risks related to the novel coronavirus pandemic, COVID-19, which has delayed and may continue to delay our ability to complete our ongoing clinical trials and the enrollment and initiation of future clinical trials, and may disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.
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
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which have in some instances, prohibited and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of our ongoing clinical trial in CA-4948 has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, enrollment in this trial has been slower than expected and we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our planned combination study of CA-4948 and ibrutinib, for which we plan to commence enrollment in the fourth quarter of 2020, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. In the event that clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of CA-4948 or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third-party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the U.S. Food and Drug Administration, or FDA, and the Committee for Medicinal Products for Human Use approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, sonidegib (Odomzo®), for the treatment of adults with locally advanced basal cell carcinoma, or BCC.
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
•fluctuations in sales of Erivedge and related royalty and milestone payments, including fluctuations resulting from the sales of competing drug products such as sonidegib, which is approved in the U.S. and Europe for the treatment of locally advanced BCC and is now being marketed and sold by Sun Pharmaceutical or from a decrease in new prescriptions of Erivedge as a result of a decline in patient medical visits due to the COVID-19 pandemic; costs and expenses relating to the impact of the COVID-19 pandemic on our development programs, ongoing clinical trial activities and operations;
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

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including for clinical trials of CA-4948 and CI-8993, may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.

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
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including, Nimbus Discovery, Inc./Genentech, TG Therapeutics, Inc./Ligand Pharmaceuticals, Incorporated, Noxopharm Ltd., and Kymera Therapeutics Inc. Bayer AG’s IRAK4 inhibitor has an active oncology clinical study but is currently not recruiting. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target for which we are not aware of any other active clinical-stage programs. In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Exelixis, Inc./Bristol-Myers Squibb Company

(BMS-833923 / XL139), PellePharm, Inc. (patidegib), and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and sonidegib (Odomzo™) is marketed by Sun Pharmaceutical for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced as a result of sales of sonidegib.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad, and whether such government regulations could impact our business and industry. For example, a number of Executive Orders have been issued that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. Such Executive Orders and actions may impact the FDA’s ability to exercise its regulatory authority. More recently, on October 9, 2019, another executive order was issued to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. In response to the COVID-19 pandemic, the Trump administration has indicated that it will take additional actions to provide regulatory relief. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. We cannot predict whether these Executive Orders will be canceled or repealed or whether there will be new government regulations that may arise from future legislation or administrative or executive action, that could prevent, limit or delay regulatory approval of our product candidates.
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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration has taken executive actions to undermine or delay implementation of the ACA. President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was overturned by the U.S. Supreme Court on April 27, 2020.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and non-severable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current Administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review the decision of the Court of Appeals on an expedited basis. On March 3, 2020, that court did agree to hear this case and, on June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in the case is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and President-elect Joseph Biden have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value based pricing by expanding outcome based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on September 24, 2020, the Trump Administration finalized regulations that would allow states or certain other non-federal government entities to submit importation program proposals FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. Previously, the FDA had issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multimarket approved products).
In addition, President Trump issued five executive orders that are intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries. The President initially indicated that this order would be held back until August 24, 2020, but it has not been issued.
The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale. This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs" and "permit the use of certain bona fide PBM service fees. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.
Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $18.75 and a low price of $0.60 per share for the period January 1, 2015 through November 3, 2020. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:

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
As of September 30, 2020, Aurigene beneficially owned approximately 9.7% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
In February 2020 we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the purchase agreement. For the three months ended September 30, 2020, we sold 3,600,000 shares representing net proceeds of $4.2 million. For the nine months ended September 30, 2020, we sold 6,293,965 shares representing net proceeds of $6.8 million. As of November 3, 2020, we sold an additional $0.5 million and $22.3 million remains available under the common stock purchase agreement. In addition, as consideration for Aspire Capital’s obligation under the purchase agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee in connection with entering into the purchase agreement. Pursuant to the terms of the purchase agreement, we have registered for sale the shares we have already issued to Aspire Capital and the additional shares that we may in the future sell to Aspire Capital pursuant to our universal shelf registration statement on Form S-3. We also entered into a registration rights agreement with Aspire Capital in connection with entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
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
In March 2020, we entered into a sales agreement with JonesTrading, pursuant to which, from time to time, we may offer and sell through JonesTrading up to $30.0 million of the common stock registered under our universal shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. In addition, with our prior written approval, JonesTrading may sell these shares of common stock by any other method permitted by law, including in privately negotiated transactions. We sold 2,413,837 shares of common stock, representing net proceeds of approximately $3.2 million under the Sales Agreement during the three and nine months ended September 30, 2020. As of November 3, 2020, we sold an additional $2.2 million and $24.6 million remains available for sale under the Sales Agreement. The extent to which we utilize the sales agreement with JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period.
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
Insiders have substantial influence over us and could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of our stockholders. As of September 30, 2020, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 10.1% of our outstanding common stock, including approximately 9.7% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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

CURIS, INC.

Dated:	November 10, 2020	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)